Form 10-Q
period 1994-12-31
MAXIM INTEGRATED PRODUCTS INC
filed 1995-02-14
CIK 743316

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934
             For the quarterly period ended December 31, 1994

                                             Or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934
             For the Transition Period from           to

                          Commission File No. 0-16538

                        MAXIM INTEGRATED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        94-2896096
      (State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
       Incorporation or Organization)

    120 SAN GABRIEL DRIVE, SUNNYVALE, CA                            94086
  (Address of Principal Executive Offices)                        (Zip Code)

       Registrant's Telephone Number, Including Area Code: (408) 737-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:

                 Yes      X                                           No
            Class: Common Stock,                       Outstanding at January 31, 1995
              $.001 par value                                 29,563,474 shares

                        MAXIM INTEGRATED PRODUCTS, INC.

                                     INDEX

Part I.    Financial Information                                                             Page

           Item 1.    Financial Statements

                      Consolidated Balance Sheets                                              3
                      As of June 30, 1994 and December 31, 1994

                      Consolidated Statements of Income                                        4
                      for the three and six months ended December 31, 1993 and 1994

                      Consolidated Statements of Cash Flows                                    5
                      for the six months ended December 31, 1993 and 1994

                      Notes to Consolidated Financial Statements                              6-7

           Item 2.    Management's Discussion and Analysis of Financial                        8
                      Condition and Results of Operations

Part II.   Other Information

           Item 4.    Submission of Matters to a Vote of Security Holders                      9

           Item 6.    Exhibits and Reports on Form 8-k                                         9

Signatures                                                                                    10

                          CONSOLIDATED BALANCE SHEETS

                        MAXIM INTEGRATED PRODUCTS, INC.
                                 (In thousands)

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1994          1994
                                                                        --------    ------------
                                                                        (Audited)   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 28,033      $ 37,280
  Short-term investments                                                  20,397        32,596
                                                                        --------      --------
  Total cash, cash equivalents and short-term investments                 48,430        69,876
  Accounts receivable, net                                                17,950        18,969
  Inventories                                                             18,330        15,987
  Prepaid taxes and other current assets                                  14,770        15,018
                                                                        --------      --------
     Total current assets                                                 99,480       119,850
                                                                        --------      --------
Property, plant and equipment, at cost,
  less accumulated depreciation and amortization                          77,696        76,212
Deposits and other assets                                                  1,347         3,168
                                                                        --------      --------
                                                                        $178,523      $199,230
                                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations                          $    134      $    107
  Accounts payable                                                        10,695        10,805
  Income taxes payable                                                     5,175           694
  Accrued salaries                                                         6,203         6,528
  Accrued expenses                                                        14,182        19,515
  Deferred income on shipments to distributors                             7,046         8,968
                                                                        --------      --------
     Total current liabilities                                            43,435        46,617
                                                                        --------      --------
Capital lease obligations, less current portion                               40             1
Deferred income taxes                                                      4,856         4,856
                                                                        --------      --------
Stockholders' equity:
  Common stock                                                                28            30
  Additional paid-in capital                                              55,578        55,714
  Retained earnings                                                       74,545        91,779
  Translation adjustment                                                      41           233
                                                                        --------      --------
     Total stockholders' equity                                          130,192       147,756
                                                                        --------      --------
                                                                        $178,523      $199,230
                                                                        ========      ========

See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME

                        MAXIM INTEGRATED PRODUCTS, INC.

                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        DECEMBER 31,             DECEMBER 31,
                                                     -------------------     --------------------
                                                      1993        1994        1993         1994
                                                     -------     -------     -------     --------
Net revenues                                         $36,143     $56,184     $69,237     $108,188
Cost of goods sold                                    14,977      23,316      29,007       44,949
                                                     -------     -------     -------     --------
  Gross margin                                        21,166      32,868      40,230       63,239
                                                     -------     -------     -------     --------
Operating expenses:
  Research and development                             5,210       9,602      10,011       17,913
  Selling, general and administrative                  7,654      10,080      14,300       19,803
                                                     -------     -------     -------     --------
                                                      12,864      19,682      24,311       37,716
                                                     -------     -------     -------     --------
  Operating income                                     8,302      13,186      15,919       25,523
Interest income, net                                     582         552       1,251          990
                                                     -------     -------     -------     --------
  Income before provision for income taxes             8,884      13,738      17,170       26,513
Provision for income taxes                             3,198       4,808       6,181        9,279
                                                     -------     -------     -------     --------
  Net income                                         $ 5,686     $ 8,930     $10,989     $ 17,234
                                                     -------     -------     -------     --------
Income per share                                     $  0.18     $  0.27     $  0.35     $   0.53
                                                     -------     -------     -------     --------
Common and common equivalent shares                   31,616      33,058      31,409       32,801
                                                     -------     -------     -------     --------
See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        MAXIM INTEGRATED PRODUCTS, INC.

                             (Amounts in thousands)
                                  (Unaudited)

                                                                           FOR THE SIX MONTHS
                                                                                  ENDED
                                                                              DECEMBER 31,
                                                                           -------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1993        1994
- -----------------------------------------------------------------------    -------     -------
Cash flows from operating activities:
Net income                                                                 $10,989     $17,234
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                              3,638       5,582
  Reduction in carrying value of equipment                                      --       5,633
  Changes in assets and liabilities:
     Accounts receivable                                                     3,185      (1,019)
     Inventories, prepaid taxes and other current assets                      (331)      2,095
     Accounts payable                                                          495         110
     Income taxes payable                                                      613      (1,901)
     Deferred income on shipments to distributors                            1,964       1,922
     All other accrued liabilities                                           1,915       5,658
                                                                           -------     -------
Net cash from operating activities                                          22,468      35,314
                                                                           -------     -------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (14,341)     (9,438)
  Deposits and other non-current assets                                        (34)     (1,922)
  Short-term investments                                                    (1,919)    (12,199)
                                                                           -------     -------
Net cash used in investing activities                                      (16,294)    (23,559)
                                                                           -------     -------
Cash flows from financing activities:
  Issuance of common stock                                                   2,644       3,367
  Principal payments on capital lease obligations                             (345)        (66)
  Repurchase of Common Stock                                                (2,783)     (5,809)
                                                                           -------     -------
Net cash used in financing activities                                         (484)     (2,508)
                                                                           -------     -------
Net increase in cash and cash equivalents                                    5,690       9,247
Cash and cash equivalents:
  Beginning of year                                                         28,566      28,033
                                                                           -------     -------
  End of period                                                            $34,256     $37,280
                                                                           =======     =======
See accompanying notes.

                        MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 1994 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1994.

NOTE 2: INVENTORIES


                                                                         JUNE 30,        DECEMBER 31,
                                                                           1994               1994
                                                                         --------         ------------
Inventories consist of:                                                  (audited)       (unaudited)
                                                                               (In thousands)
Raw Materials                                                            $ 1,293           $ 1,319
Work in Process                                                            8,236             6,354
Finished Goods                                                             8,801             8,314
                                                                         -------           -------
                                                                         $18,330           $15,987
                                                                         =======           =======

NOTE 3: INCOME PER SHARE

     Income per share is calculated based on the weighted average number of common and dilutive common equivalent shares outstanding during each respective period. The number of common equivalent shares which became issuable pursuant to the grant of stock options has been calculated using the treasury stock method. Fully diluted income per share is substantially the same as reported income per share.

     On December 7, 1994, the Company effected a two-for-one stock split in the form of a stock dividend, thereby doubling the number of outstanding shares of common stock. All share and per share amounts for the prior periods have been adjusted to reflect the split.

NOTE 4: INVESTMENT SECURITIES

     On July 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 (FAS 115) "Accounting for Certain Investments in Debt and Equity Securities." There was no cumulative effect of adopting FAS 115.

     FAS 115 requires that all investment securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

     At December 31, 1994, all debt securities which consist of U.S. Treasury securities and various municipal bonds all maturing within one year are designated as held-to-maturity and carried at amortized cost which approximates market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on held-to-maturity securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as held-to-maturity is included in investment income.

                        MAXIM INTEGRATED PRODUCTS, INC.

     The following is a summary of held-to-maturity securities at December 31, 1994:

            (Amounts in thousands)                                        COST
            ---------------------------------------------------------    -------
            U.S. Treasury securities                                     $ 4,570
            Municipal bonds                                               34,032
                                                                         -------
                                                                         $38,602
                                                                         =======
            Amounts included in short-term investments                   $32,596
            Amounts included in cash and cash equivalents                  6,006
                                                                         -------
                                                                         $38,602
                                                                         =======

     There were no gross realized gains or losses for the three months ended December 31, 1994.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

     In the three months ended December 31, 1994, the Company recorded approximately $5.6 million charge to operating income relating to the Company's program to update its CMOS wafer manufacturing facilities from 4" to 6" wafers and to replace outdated test equipment, handlers and other equipment. The charge relates primarily to the write-off of equipment that will no longer be productively used by the Company, and it was allocated primarily to cost of sales and to a lesser extent to operating expenses based on the nature of the equipment involved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net revenues increased 55.4% and 56.3% in the three and six months ended December 31, 1994 compared to the same periods a year ago. The increase was the result of continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second source products. In addition, revenues were also positively impacted in fiscal 1995 by the inclusion of the revenues associated with Integrated Circuit Operations acquired from Tektronix on May 27, 1994.

     Gross margin decreased to 58.5% in the three months ended December 31, 1994 compared to 58.6% for the three months ended December 31, 1993 and increased to 58.5% in the six months ended December 31, 1994 compared to 58.1% for the six months ended December 31, 1993. During the three and six month period, the Company experienced continued improvement in production yields, economies of scale and also experienced a higher percentage of proprietary products in the mix of products sold, which generally yield a somewhat higher gross margin than a second source products. These factors were offset by the charge discussed below.

     Research and development expenses were 17.1% and 16.6% of net revenues in the three and six months ended December 31, 1994, compared to 14.4% and 14.5% in the three and six months ended December 31, 1993. The research and development expenses as a percentage of net revenue increased primarily because of the charges discussed below. Spending on research and development in absolute dollars reflect the Company's continuing commitment to new product development.

     Selling, general and administrative expenses decreased as a percentage of net revenues to 17.9% and 18.3% in the three and six months ended December 31, 1994, compared to 21.2% and 20.7% for the three and six months ended December 31, 1993, primarily as a consequence of the growth in net revenues. In absolute dollars, selling, general and administrative expenses increased primarily due to the charge discussed below.

     In the three months ended December 31, 1994, the Company recorded approximately $5.6 million charge to operating income relating to the Company's program to update its wafer manufacturing facilities from 4" to 6" wafers and to replace outdated test equipment, handlers and other equipment. The charge relates primarily to the write-off of equipment that will no longer be productively used by the Company, and it was allocated primarily to cost of sales and to a lesser extent to operating expenses based on the nature of the equipment involved.

     The Company's operating income increased to 23.5% of net revenues in the three months ended December 31, 1994, compared to 23.0% for the three months ended December 31, 1993 and increased to 23.6% of net revenues in the six months ended December 31, 1994, compared to 23.0% for the six months ended December 31, 1993, as a result of the factors cited above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds for the first six months of fiscal year 1995 have been the net cash generated from operating activities of $35,314,000 and the issuance of common stock of $3,367,000. The principal uses of funds have been purchases of $9,438,000 of property, plant and equipment, an increase in short-term investments of $12,199,000 and the repurchase of $5,809,000 of common stock. The Company expects that its program to convert from 4" to 6" wafer fabrication and to update test equipment will be funded by cash generated from operations and its current cash and short term investments.

     The Company believes it possesses sufficient liquidity and capital resources to fund its operations.

STOCK SPLIT

     On December 7, 1994, the Company effected a two-for-one stock split in the form of a stock dividend, thereby doubling the number of outstanding shares of common stock. All share and per share amounts for the prior periods have been adjusted to reflect the split.

PART II:                            OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of Stockholders on November 10, 1994.

The Stockholders elected the Board's nominees as directors by the votes indicated:

                 NOMINEE                     VOTES IN FAVOR     VOTES AGAINST     ABSTENTIONS     NON-VOTES
- -----------------------------------------    --------------     -------------     -----------     ---------
James R. Bergman                               12,679,680           34,010             0              0
John F. Gifford                                12,678,863           34,827             0              0
Robert F. Graham                               12,679,680           34,010             0              0
A.R. Frank Wazzan                              12,678,908           34,782             0              0

     The increase in number of authorized shares of common stock to 60,000,000 shares was approved with 9,981,627 votes in favor, 2,728,646 against, 3,417 abstentions, and no non-votes.

     The Company's Incentive Stock Option Plan, 1987 Supplemental Stock Option Plan and 1987 Employee Stock Participation Plan, under which an additional 3,600,000 shares of common stock are reserved for issuance, each as amended, were approved with 8,658,800 votes in favor, 3,319,352 against, 4,832 abstentions and 730,706 non-votes.

     The selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1995 was ratified with 12,635,140 votes in favor, 65,750 votes against, 12,800 abstentions and no non-votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit has been filed with this report:

             11.1 Computation of Income per Share

     (b) No reports on Form 8-k were filed during the quarter ended December 31, 1994

Items 1, 2, 3, and 5 have been omitted as they are not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             FEBRUARY 13, 1995                         MAXIM INTEGRATED PRODUCTS, INC.
                   (Date)                                        (Registrant)

                                                             /s/ Michael J. Byrd
                                                 --------------------------------------------
                                                               Michael J. Byrd
                                                  Vice President and Chief Financial Officer
                                                 (For the Registrant and Principal Financial
                                                                   Officer)

                                                            /s/ Richard E. Slater
                                                 --------------------------------------------
                                                              Richard E. Slater
                                                 Vice President and Chief Accounting Officer
                                                        (Principal Accounting Officer)