Form 10-Q
period 1995-03-31
MAXIM INTEGRATED PRODUCTS INC
filed 1995-05-15
CIK 743316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   -----      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   -----      SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    ---------

                           COMMISSION FILE NO. 0-16538


                         MAXIM INTEGRATED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  94-2896096
- --------                                                  ----------
(State or Other Jurisdiction of                    (I.R.S. Employer I.D. No.)
Incorporation or Organization)

            120 SAN GABRIEL DRIVE,                          94086
                SUNNYVALE, CA                            (Zip Code)
       (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (408) 737-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:

                             YES  X      NO
                                --------   --------

     CLASS:   COMMON STOCK,                         OUTSTANDING AT MAY 1, 1995
              $.001 PAR VALUE                            29,861,718 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE
                                                                        ----
         ITEM 1. Financial Statements

                  Consolidated Balance Sheets                             3
                    As of June 30, 1994 and March 31, 1995

                  Consolidated Statements of Income                       4
                    for the three and nine months ended

                    March 31, 1994 and 1995

                  Consolidated Statements of Cash Flows                   5
                    for the nine months ended March 31, 1994
                    and 1995

                  Notes to Consolidated Financial Statements             6-8

         ITEM 2. Management's Discussion and Analysis of Financial      9-10
                    Condition and Results of Operations

         PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings                                       11

         ITEM 6. Exhibits and Reports on Form 8-k                        11

SIGNATURES                                                               12

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

                                                               June 30,    March 31,
(In thousands)                                                   1994        1995
=====================================================================================
                                                               (Audited)  (Unaudited)
ASSETS
- -------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                   $ 28,033     $ 33,692
   Short-term investments                                        20,397       44,571
- -------------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term investments       48,430       78,263

   Accounts receivable, net                                      17,950       24,344
   Inventories                                                   18,330       17,544
   Prepaid taxes and other current assets                        14,770       22,728
- -------------------------------------------------------------------------------------
     Total current assets                                        99,480      142,879
- -------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
   accumulated depreciation and amortization                     77,696       74,933
Deposits and other assets                                         1,347        6,960
- -------------------------------------------------------------------------------------

                                                               $178,523     $224,772
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------------
Current liabilities:
   Current portion of capital lease obligations                $    134     $     74
   Accounts payable                                              10,695       14,765
   Income taxes payable                                           5,175       10,243
   Accrued salaries                                               6,203        8,340
   Accrued expenses                                              14,182       21,197
   Deferred income on shipments to distributors                   7,046        7,808
- -------------------------------------------------------------------------------------
     Total current liabilities                                   43,435       62,427
- -------------------------------------------------------------------------------------
Capital lease obligations, less current portion                      40        - - -
Deferred income taxes                                             4,856        1,650
- -------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock                                                      28           30
   Additional paid-in capital                                    55,578       58,300
   Retained earnings                                             74,545      101,903
   Translation adjustment                                            41          462
- -------------------------------------------------------------------------------------
     Total stockholders' equity                                 130,192      160,695
- -------------------------------------------------------------------------------------
                                                               $178,523     $224,772
=====================================================================================

See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.

                                                     Three Months Ended              Nine Months Ended
(Amounts in thousands, except per share data)             March 31,                      March 31,
                                                     -------------------           --------------------
(Unaudited)                                          1994           1995           1994            1995
=========================================================================================================
Net revenues                                       $40,572        $66,628        $109,809        $174,816
Cost of goods sold                                  16,885         27,651          45,892          72,600
- ---------------------------------------------------------------------------------------------------------
   Gross margin                                     23,687         38,977          63,917         102,216
- ---------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development                          5,735         13,129          15,746          31,042
   Selling, general and administrative               8,478         10,958          22,778          30,761
- ---------------------------------------------------------------------------------------------------------
                                                    14,213         24,087          38,524          61,803
- ---------------------------------------------------------------------------------------------------------
   Operating income                                  9,474         14,890          25,393          40,413
Interest income, net                                   398            686           1,649           1,676
- ---------------------------------------------------------------------------------------------------------
   Income before provision for income taxes          9,872         15,576          27,042          42,089
Provision for income taxes                           3,554          5,452           9,735          14,731
- ---------------------------------------------------------------------------------------------------------
   Net income                                      $ 6,318        $10,124        $ 17,307        $ 27,358
- ---------------------------------------------------------------------------------------------------------

Income per share                                   $  0.20        $  0.30        $   0.55        $   0.83
- ---------------------------------------------------------------------------------------------------------

Common and common equivalent shares                 32,154         33,251          31,657          32,951
=========================================================================================================

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.

- -----------------------------------------------------------------------------------------
For the nine months ended March 31,
Increase (decrease) in cash and cash equivalents
(Amounts in thousands) (Unaudited)                                 1994           1995
=========================================================================================
Cash flows from operating activities:
Net income                                                       $ 17,307        $ 27,358
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                  5,429           8,141
     Reduction in carrying value of equipment                       - - -          16,573
     Changes in assets and liabilities:
       Accounts receivable                                          4,487          (6,394)
       Inventories, prepaid taxes and other current assets         (2,605)         (7,172)
       Accounts payable                                              (529)          4,070
       Income taxes payable                                         1,794          10,428
       Deferred income tax payable                                  - - -          (3,206)
       Deferred income on shipments to distributors                 1,372             762
       All other accrued liabilities                                5,536           9,152
- -----------------------------------------------------------------------------------------
Net cash provided by operating activities                          32,791          59,712
- -----------------------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property, plant and equipment                    (18,998)        (21,379)
    Deposits and other non-current assets                            (259)         (5,764)
    Short-term investments                                          2,402         (24,174)
- -----------------------------------------------------------------------------------------
Net cash used in investing activities                             (16,855)        (51,317)
- -----------------------------------------------------------------------------------------
Cash flows from financing activities:
     Issuance of common stock                                       5,142           6,389
     Principal payments on capital lease obligations                 (439)           (100)
     Repurchase of Common Stock                                    (3,570)         (9,025)
- -----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 1,133          (2,736)
- -----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          17,069           5,659
Cash and cash equivalents:
     Beginning of year                                             28,566          28,033
- -----------------------------------------------------------------------------------------
     End of period                                               $ 45,635        $ 33,692
=========================================================================================

                  See accompanying notes.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1994.

NOTE 2: INVENTORIES

Inventories consist of:          June 30,          March 31,
                                 --------          ---------
                                   1994              1995
                                   ----              ----
                                 (audited)       (unaudited)
                                       (In thousands)
Raw Materials                     $ 1,293          $ 1,732

Work in Process                     8,236            7,841

Finished Goods                      8,801            7,971
                                  -------          -------

                                  $18,330          $17,544
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

                         MAXIM INTEGRATED PRODUCTS, INC.

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

At March 31, 1995, all debt securities which, consist of U.S. Treasury securities and various municipal bonds all maturing within one year, are designated as held-to-maturity and carried at amortized cost which approximates market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on held-to-maturity securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as held-to-maturity is included in investment income.

The following is a summary of held-to-maturity securities at March 31, 1995:

         (Amounts in thousands)                   Cost
         ----------------------                   ----
         U.S. Treasury securities                $ 6,754
         Municipal bonds                          40,117
                                                 -------
                                                 $46,871
                                                 =======

         Amounts included in
              short-term investments             $44,571

         Amounts included in
              cash and cash equivalents            2,300
                                                 -------
                                                 $46,871
                                                 =======

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

In the three months and the nine months ended March 31, 1995, the Company recorded a $10.9 million and $16.6 million charge to operating income, respectively, relating to the Company's program announced in the fiscal quarter ended December 31, 1995 to modernize its current equipment and manufacturing facilities. The charge relates to a cumulative adjustment for depreciation as a result of changing estimates of useful lives associated with equipment that management estimates will be replaced or substantially upgraded over the next three years. In the three months ended March 31, 1995, approximately $6.9 million and $4.0 million of the charge was allocated to cost of goods sold and research and development, respectively, based on the nature of the equipment affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased 64.2% and 59.2% in the three and nine months ended March 31, 1995 compared to the same periods a year ago. The increase was the result of continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second source products. In addition, revenues were also positively impacted in fiscal 1995 by the inclusion of the revenues associated with Integrated Circuit Operations acquired from Tektronix on May 27, 1994.

Gross margin increased to 58.5% in the three months ended March 31, 1995 compared to 58.4% for the three months ended March 31, 1994. For the nine month period ended March 31, 1995, gross margins increased to 58.5%, compared to 58.2% for the nine months ended March 31, 1994. During the three and nine month periods, the Company experienced continued improvement in production yields, economies of scale and also experienced a higher percentage of proprietary products in the mix of products sold, which generally yield a somewhat higher gross margin than a second source products. These factors were partially offset by the changes discussed below.

Research and development expenses were 19.7% and 17.8% of net revenues in the three and nine months ended March 31, 1995, compared to 14.1% and 14.3% in the three and nine months ended March 31, 1994. Spending on research and development in absolute dollars reflect the Company's continuing commitment to new product development and the changes discussed below.

Selling, general and administrative expenses were 16.4% and 17.6% of net revenues in the three and nine months ended March 31, 1995, compared to 20.9% and 20.7% in the three and nine months ended March 31, 1994, although such expenses increased in absolute dollars, the decrease in percentages resulted from the growth in net revenues.

In the three and nine months ended March 31, 1995, the Company recorded a $10.9 million and $16.6 million charge to operating income, respectively, relating to the Company's program announced in the fiscal quarter ended December 31, 1995 to modernize its current equipment and manufacturing facilities. The charge relates to a cumulative adjustment for depreciation as a result of changing estimates of useful lives associated with equipment that management estimates will be replaced or substantially upgraded over the next three years. In the three months ended March 31, 1995, approximately $6.9 million and $4.0 million of the charge was allocated to cost of goods sold and research and development, respectively, based on the nature of the equipment affected.

The Company's operating income was 22.3% of net revenues in the three months ended March 31, 1995 and 23.1% of net revenues in the nine months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first nine months of fiscal year 1995 have been the net cash generated from operating activities of $59,712,000 and the issuance of common stock of $6,389,000. The principal uses of funds have been purchases of $21,379,000 in property, plant and equipment and repurchase of $9,025,000 in common stock.

The Company believes it possesses sufficient liquidity and capital resources to fund its operations.

STOCK SPLIT

On December 7, 1994, the Company effected a two-for-one stock split in the form of a stock dividend, thereby doubling the number of outstanding shares of common stock. All share and per share amounts for the prior periods have been adjusted to reflect the split.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         See the Form 10Q of the Company for the fiscal quarter ended September 30, 1994 for a discussion of material developments in the Analog Devices, Inc. and A2M matters.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit has been filed with this report:

                  11.1 Computation of Income per Share

         (b) No reports on Form 8-k were filed during the quarter ended March 31, 1995.

ITEMS 2, 3, 4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAY 12, 1995                        MAXIM INTEGRATED PRODUCTS, INC.
   (Date)                                    (Registrant)

                                    /s/ Michael J. Byrd
                                    --------------------------------------------
                                    Michael J. Byrd
                                    Vice President and Chief Financial
                                    Officer (For the Registrant and as Principal
                                    Financial Officer)

                                    /s/ Richard E. Slater
                                    --------------------------------------------
                                    Richard E. Slater
                                    Vice President and Chief Accounting
                                    Officer (Principal Accounting Officer)