Form 10-K405
period 1995-06-30
MAXIM INTEGRATED PRODUCTS INC
filed 1995-09-26
CIK 743316

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the Fiscal Year Ended June 30, 1995
                                       OR

________     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-16538

                        MAXIM INTEGRATED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                  94-2896096
                 --------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                             120 San Gabriel Drive
                          Sunnyvale, California 94086
          (Address of Principal Executive Offices, including Zip Code)

       Registrant's telephone number, including area code: (408) 737-7600
                                _______________

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
             Title of each class               on which registered
             -------------------               -------------------
                    None                              None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                 No
                          ---                  ---

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of August 1, 1995 was approximately $477,000,000*.

         Number of shares outstanding of the registrant's Common Stock, $.001
par value, as of June 30, 1995:   29,436,579.

DOCUMENTS INCORPORATED BY REFERENCE:
Part II   -       Annual Report to Stockholders for the fiscal year ended June
                  30, 1995
Part III  -       Proxy Statement for the 1995 Annual Meeting of Stockholders


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. /X/

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at August 1, 1995. Exclusion of such shares should not be construed to indicate that each of such persons possesses the power, direct or indirect, to control the Registrant, or that each such person is controlled by or under common control with the Registrant.

                                     PART I

ITEM 1. BUSINESS

         Maxim Integrated Products, Inc. ("Maxim" or the "Company") designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits, commonly referred to as analog circuits. The Company also provides a range of high frequency design processes and capabilities that can be used in custom design. The analog market is highly fragmented and characterized by many diverse applications, a great number of product variations and relatively long product life cycles. Maxim's objective is to actively develop and market both proprietary and industry standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers. Maxim owns and operates two Class 10 wafer fabrication facilities capable of producing 0.8 and 1.2 micron CMOS and bipolar products (see "Manufacturing" below). In addition, the Company subcontracts the fabrication of a small portion of its silicon wafers to outside silicon foundries. Based on product announcements by its competitors, Maxim believes that in the past twelve years it has developed more products for the analog market, including proprietary and second source products, than any of its competitors over the same period.

THE ANALOG INTEGRATED CIRCUIT MARKET

         All electronic signals fall into one of two categories, linear or digital. Linear (or analog) signals represent real world phenomena, such as temperature, pressure, sound or speed, and are continuously variable over a wide range of values. Digital signals represent the "ones" and "zeros" of binary arithmetic and are either on or off.

         Three general classes of semiconductor products arise from this partitioning of signals into linear or digital. There are those, such as memories and microprocessors, which operate only in the digital domain. There are linear devices such as amplifiers, references, analog multiplexers and switches, which operate primarily in the analog domain. Finally, there are mixed signal devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds. Maxim targets the combined linear and mixed signal market, often collectively referred to as the analog market.

         The Company believes that, compared to the digital integrated circuit market, the analog market has generally been characterized by a wider range of standard products used in smaller quantities by a large number of customers; longer product life cycles; less competition from Japanese and other foreign manufacturers; lower capital requirements as a result of using more mature manufacturing technologies; and relatively more stable growth rates that are less influenced by economic cycles. The Company believes that the widespread application of low cost microprocessor-based systems has affected the market for analog integrated circuits by increasing the need for interfaces with the analog world.

         The analog market is a highly fragmented group of niche markets, serving numerous and widely differing applications for instrumentation, industrial control, data processing, communications, military, video and selected medical equipment. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power and signal amplitude capability, which results in a high degree of market complexity. Maxim's products can be used in a variety of applications but serve only certain segments of the total analog market.

PRODUCTS AND APPLICATIONS

         The Company initially entered the analog market with a relatively narrow portfolio of products as second sources for industry standard parts for which there was an existing customer base. After establishing a position in the market, the Company began to introduce technically innovative proprietary products. Although second sourcing continues to be a component of the Company's product development program, current research and development emphasizes development of proprietary circuits. The Company believes it addresses the requirements of the market by providing competitively priced products that add value to electronic equipment with superior quality and reliability.

         As of June 30, 1995, Maxim has introduced over 850 products. These products are available with numerous packaging alternatives, including packages for surface mount technology.

         The following table illustrates the major industries served by the Company and typical applications for which the Company's products can be used:

                   Industry                            Typical Application
                   --------                            -------------------
    Instrumentation . . . . . . . . . . . .            Testers
                                                       Analyzers
                                                       Data Recorders
                                                       Code Readers
                                                       Measuring Instruments
                                                           *  Temperature
                                                           *  Pressure
                                                           *  Speed
                                                           *  Electrical
                                                           *  Sound
                                                           *  Light
                                                       Automatic Test Equipment

    Industrial Control . . . . . . . . . .             Control of


                                                             *  Temperature
                                                             *  Flow
                                                             *  Pressure
                                                             *  Velocity
                                                             *  Position
                                                       Robotics

    Data Processing . . . . . . . . . . .              Disk Drives
                                                       Tape Drives
                                                       Printers
                                                       Personal Computers
                                                       Workstations
                                                       Terminals
                                                       Minicomputers
                                                       Mainframes

    Communications . . . . . . . . . . .               PBX
                                                       Modems
                                                       Terminals
                                                       Switches
                                                       Video Communications
                                                       Phones
                                                                Cellular
                                                                Cordless
                                                       Local Wire Area Networks
                                                       Pagers
                                                       Direct Broadcast TV


         The Company also sells products for military and selected medical equipment.

         While Maxim's proprietary products have received substantial market acceptance, Maxim has experienced additional competition as Maxim's competitors develop second sources for Maxim's successful innovative proprietary products. Typically in the semiconductor industry, when a proprietary product becomes second sourced, the credibility of the original design is enhanced, there is an opportunity to increase total revenues as the potential customers' reluctance to design in a sole source product is removed but gross margins decrease due to increased price competition.

PRODUCT QUALITY

         Maxim places strong emphasis on product quality from initial design through final quality assurance. In the product design phase, Maxim applies a set of circuit design rules that it believes results in enhanced product reliability. Upon receipt from Maxim's own fabrication facilities, or from silicon foundries, A majority of processed wafers are tested for conformance with specific parameters. Products are individually tested using specialized test equipment and complex programs to ensure that they meet data sheet performance levels. In addition, long-term operating life and mechanical stress tests are performed on samples routinely to assure continued consistency.

MANUFACTURING

         Once a product has been designed and released to production, Maxim uses its own wafer fabrication facilities and to a small extent silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing before being sent to subcontractors, where they are cut into individual circuits and assembled into a variety of packages. Some of the packaged circuits are functionally tested by test subcontractors prior to returning to Maxim. Units from these lots are then sample tested and inspected for final quality assurance. The rest of the products are fully tested at Maxim upon receipt from the subcontractor.

         The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. Fifteen different process technologies are currently used for wafer fabrication of the Company's products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits.

         In addition, hybrid products are manufactured using a complex multi-chip technology featuring thin-film, thick-film and laser trimmed resistors.

         For redundant supply of these technologies in multiple fabrication lines, the Company relies on its two geographically remote fabrication facilities and, to a small extent, manufacturing subcontractors. The Company currently uses 3 subcontract silicon foundries which represent less than 8% of wafer production. Each of the subcontractors currently used by Maxim are unrelated to Maxim.

         In December 1989, the Company acquired a Class 10 wafer fabrication facility capable of producing 1.2 micron CMOS and bipolar products. Maxim leased the building housing the facility and purchased all manufacturing assets required for its manufacturing operations. In May 1994, the Company acquired a mixed class wafer fabrication facility capable of producing sub-micron CMOS and Bipolar products (see "Item 2. Properties" below). Maxim currently plans to operate these facilities at their capacity in the near term and to use independent foundries for a small portion of its wafer production.

         As is typical in the semiconductor industry, the Company has experienced disruptions in the supply of processed wafers due to quality problems or failure to achieve satisfactory electrical yields. Procurement from foundries is done by purchase order rather than long-term contracts and Maxim's foundries could decline additional purchase orders at their discretion. There can be no assurance that material disruptions in supply will not occur in the future. If the foundries used by the Company and its own internal wafer fabs are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers may be adversely affected.

         As is customary in the industry, the Company ships most of its processed wafers to foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, South Korea and Japan, where wafers are separated into individual integrated circuits and packaged.

SALES AND MARKETING

         In the United States and Canada, the Company sells its products through 22 independent sales representative organizations at 42 locations. Maxim products also are sold through 4 national and 3 regional and/or specialist distributors with a combined total of approximately 115 locations. As is customary in the industry, domestic distributors are entitled to certain price rebates and limited product return privileges.

         International sales are conducted by 5 Maxim Sales offices and 32 sales representative organizations and distributors. The Company's international sales are generally billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations with the exception of sales of the UK, French and German affiliates and sales to customers located in Japan. Changes in the relative value of the dollar, however, may create pricing pressures for Maxim's products. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, are longer than for U.S. customers, and certain major foreign customers habitually pay for product well beyond the payment dates.

         As is customary in the semiconductor industry, the Company's domestic distributors may market products competitive with Maxim's. The Company's independent sales representatives and foreign distributors may not represent competitive product lines, although they are permitted to sell non-competing products for other companies.

         International sales accounted for approximately 51%, 52% and 49% of net revenues in fiscal 1993, 1994 and 1995, respectively. See Note 7 of "Financial Information - Notes to Consolidated Financial Statements" set forth in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995.

         The Company also sells product directly to certain customers. In particular, the Company has a long-term supply arrangement with Tektronix, Inc. for the supply of products manufactured by Tektronix prior to its sale of its integrated circuits operation ("ICO") to the Company and for new designs created by Tektronix.

         Although inventories at the end of fiscal 1995 were lower than historical norms as a result of unexpectedly large demand, the Company generally carries large inventories due to the large number of its products and its need to meet customer orders in a timely manner. Also, due to the relatively lengthy manufacturing cycle, particularly for products produced by independent foundries, the Company builds some of its inventory in advance of receiving orders from its customers. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur which result in surplus amounts of some Company products and shortages of others. Such shortages can adversely affect customer relations.

         As of June 30, 1995, the Company's backlog was approximately $199 million as compared to approximately $64 million at June 30, 1994. The Company includes in its backlog customer released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled without significant penalty to the customers. In addition, the Company's backlog includes its orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.

         The Company warrants its standard products to its distributors' customers against defects for up to 18 months from shipment to the distributor or 12 months from shipment by the distributor to OEM, whichever is earlier. Warranty expense to date has been minimal.

RESEARCH AND DEVELOPMENT

         The Company believes that research and development is critical to its future success. Objectives for the research and development function include definition and design of innovative proprietary products that meet customer needs, development of second source products, design of parts for high yield and reliability and development of manufacturing processes to support an expanding product line.

         Maxim has assembled a strong team of analog circuit designers with extensive experience in development of successful products. Prior to joining Maxim, these designers were responsible for a number of significant industry achievements, including the development of many of the first CMOS analog circuits. Other areas where members of Maxim's design team made pioneering contributions include CMOS integrating analog-to-digital converters, display drivers, monolithic analog switches and video switches, operational amplifiers, chopper amplifiers, high speed bipolar circuits and voltage converters. Maxim also has an experienced team of test engineers to develop the critical test functions required by each new product. The continued ability of the Company to attract, train and retain circuit designers and test engineers will be critical to its growth.

         Research, development and engineering expenses were approximately $16.4 million, $22.6 million and $42.4 million in fiscal 1993, 1994 and 1995, respectively.

COMPETITION

         The analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some segment of the Company's business.
Maxim's primary competitors are Analog Devices, Inc. and Linear Technology Corporation. Other competitors with respect to some of the Company's products include Burr-Brown Corporation, Harris Corporation, National Semiconductor Corporation, Siliconix Incorporated, AT&T Corporation, Motorola, Inc., TelCom Semiconductor, Inc., Philips Electronics N.V. and Texas Instruments Incorporated. While Japanese and other foreign manufacturers have not played a major role in markets from which the Company currently derives the bulk of its revenue, they possess the necessary technical and financial capabilities to participate in these markets, and there can be no assurance that significant foreign competition will not develop in the future. Most of Maxim's competitors have substantially greater financial, manufacturing and marketing resources than the Company, and some of Maxim's competitors have greater technical resources. The Company believes it competes favorably with these corporations primarily on the basis of technical innovation, product definition, quality and service. There can be no assurance that competitive factors will not adversely affect the Company's future business.

PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY RIGHTS

         The Company relies primarily upon know-how, rather than on patents, to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company's products or that the confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect the Company's interests.

         Maxim currently owns 52 U.S. patents and 26 foreign patents with expiration dates ranging from August 1997 to May 2011. In addition, the Company has applied for 22 U.S. patents and 17 foreign patents. It is the Company's policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous.

         There can be no assurance that any patent will issue on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. In addition, the Company has been registering its mask sets under the Semiconductor Chip Protection Act of 1984 in an attempt to make copying more difficult. However, the Company believes that patent and mask work protection are of less significance in its business than experience, innovation and management skill.

         Maxim has registered many of its trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions.

         Maxim is a party to a number of licenses, including patent and other licenses obtained from Tektronix in connection with its acquisition of Tektronix's ICO in fiscal 1994. Except for the licenses related to the ICO, no other license is significant to a material part of Maxim's business.

         Because of technological developments in the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, the Company has received, and in the future may receive, notice of claims of infringement by its products of intellectual property rights of third parties. If any such infringements were to exist, the Company might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product, patent holders have refused to grant licenses, the practice of offering licenses appears to be generally continuing. However, no assurance can be given that the Company will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to Maxim. In those circumstances where an acceptable license is not available, the Company would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement.

ENVIRONMENTAL REGULATION

         Federal, state and local regulations impose a variety of environmental controls on the use and disposal of certain chemicals and gases used in semiconductor manufacturing. The Company's facilities have been designed to comply with these regulations, and it believes that its activities are conducted in material compliance with such regulations. There can be no assurance, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon the Company. Any failure of the Company to control adequately the use and disposal of regulated substances could result in future liabilities.

         Increasing public attention has been focused on the environmental impact of electronic manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from environmental regulations, there can be no assurance that changes in such regulations will not impose costly equipment or other requirements.

EMPLOYEES

         As of June 30, 1995, Maxim had 1,552 employees of which 236 were in engineering, research and development, 782 in manufacturing and operations, 188 in marketing and sales, and 51 in finance and administration. In addition, the Company retained 295 temporary employees, principally in manufacturing and operations.

         The supply of skilled analog designers and other engineers required for Maxim's business is limited, and competition for such personnel is intense. The Company's growth also requires the hiring or training of additional middle level managers. If the Company is unable to hire, retain and motivate qualified technical and management personnel, its operations and financial results will be adversely affected.

         None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

MAXTEK COMPONENTS CORPORATION

         In connection with Maxim's 1994 purchase of the integrated circuits business of Tektronix, Inc., Maxim and Tektronix jointly formed a new company, which is equally owned, to operate Tektronix's hybrid circuit business. This new company, named Maxtek Components Corporation, is an independent company devoted to design and production of multichip modules and hybrids. Maxtek's principal customer, Tektronix, accounts for over 70% of its revenue. Under Maxtek's supply agreements all of its costs are reimbursed on a cost plus profit basis. High frequency designs often require a multitude of component technologies, and there are no monolithic IC processes currently available that can combine the performance advantages of all disparate technologies. High frequency modules and hybrids are intended to combine the optimum technologies and deliver maximum performance.

RISK FACTORS

         An investment in the securities of Maxim involves certain risks. In evaluating the Company and its business, prospective investors should give careful consideration to the factors listed below, in addition to the information provided elsewhere in this Annual Report on Form 10-K and in other documents filed with the Securities and Exchange Commission.

         SEMICONDUCTOR INDUSTRY. The semiconductor industry historically has experienced repeated and severe business cycles. In addition, the industry is characterized by rapid technological change, price erosion, intense competition and significant expenditures for product development and capital equipment. Although the Company believes that the analog segment of the semiconductor industry has been less affected by these factors than the digital segment, there can be no assurance that such factors will not have an adverse effect on the Company's future operating results and cause fluctuations in period-to-period performance. Furthermore, as the Company's operations expand, the Company will become increasingly susceptible to industry business cycles.

         COMPETITION. The Company experiences intense competition from a number of companies, most of which have significantly greater financial, manufacturing and marketing resources than the Company and some of which have greater technical resources than the Company. As the Company's proprietary products become more successful, competitors will offer second sources for those products, causing some erosion of profit margins. Although Japanese and other foreign manufacturers have not played a major role in the markets from which the Company currently derives the bulk of its revenue, they possess the necessary technical and financial capabilities to participate in these markets, and there can be no assurance that significant foreign competition will not develop in the future. See "Business-Competition."

         DEPENDENCE ON SUBCONTRACTORS. Although the Company has an internal capability to fabricate most of its wafers, Maxim remains dependent on outside silicon foundries for a small portion of its wafer fabrication and has not developed multiple sources of supply for some of its products. Maxim has single sources of supply for 3 process technologies that accounted for less than 8% of revenue in fiscal 1995. Each of the foundries currently used by Maxim is unrelated to Maxim and a relatively small operation. As is typical in the semiconductor industry, the Company has experienced disruptions in the supply of processed wafers from these foundries due to quality problems or failure to achieve satisfactory electrical yields. Procurement from foundries is done by purchase order rather than long-term contracts and Maxim's foundries could decline additional purchase orders at their discretion. There can be no assurance that material disruptions in supply will not occur in the future. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the limited quantities of products produced by these foundries may be adversely affected.

Maxim also relies on foreign assembly and test subcontractors to separate wafers into individual integrated circuits and package and test them. In recent years South Korea and the Philippines have experienced relatively severe political disorders, labor disruptions and natural disasters. Although the Company has been affected by these problems, none has materially affected the Company's revenues to date. However, similar problems in the future or more aggravated consequences of current problems could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense. See "Business-Manufacturing."

         AVAILABILITY OF MATERIALS AND SUPPLIES AND SUBCONTRACT SERVICES. The semiconductor industry has been in the midst of a very large expansion of fabrication capacity and production worldwide. As a result of increasing demands from semiconductor manufacturers, availability of certain basic materials and supplies, such as polysilicon, silicon wafers, lead frames and molding compounds, and of subcontract services, like assembly of integrated circuits into packages, are in increasing short supply. Maxim devotes continuous efforts to maintaining availability of all required materials, supplies and subcontract services. However, shortages could occur as a result of production constraints on suppliers that could have materially adverse effects on Maxim's ability to achieve its planned production.

         DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES. The Company's future success will depend in part on its ability to introduce new products and to develop new process technologies. Semiconductor design and process technology are subject to rapid technological change, requiring a high level of expenditures for research and development. The success of new product introductions is dependent on several factors, including proper new product selection, timely product introduction, achievement of acceptable production yields and market acceptance. From time to time, Maxim has not fully achieved its new product introduction goals, and there can be no assurance that the Company will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive substantial market acceptance. See "Business-Research and Development."

         DEPENDENCE UPON INDEPENDENT DISTRIBUTORS AND SALES REPRESENTATIVES.
A significant portion of the Company's sales are realized through electronics distributors and independent sales representatives that are not under the direct control of the Company. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company's products or terminate their representation of the Company. As noted above, payment terms for foreign distributors are substantially longer, either according to contract or de facto, than for U.S. customers, and the inability to collect open accounts could adversely affect the Company's results of operations. Termination of the relationship between Maxim and significant distributors or representatives could have a material adverse impact on the Company. See "Business- Sales and Marketing" and "Item 3. Legal Proceedings."

         FUTURE REVENUE FROM ACQUIRED BUSINESS. During fiscal 1994, the Company acquired the ICO at Tektronix, Inc. The Company believes that revenues from Tektronix and the customers historically served by the Tektronix ICO may be level or decline over time. The Company's ability to successfully exploit the acquisition of the Tektronix ICO is dependent upon a number of factors, including the development of new products designed on the acquired high frequency processes for Tektronix and its former customers and, to a large extent, for customers that have not historically purchased high frequency products from the Company or Tektronix, as well as the Company's ability to implement the production of products based upon its existing processes at the acquired facility. The Company's inability to successfully address one or more of these challenges could materially adversely affect its business.

         PROTECTION OF PROPRIETARY INFORMATION. The Company relies primarily upon know-how, rather than on patents, to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company's products or that the confidentiality agreements upon which the Company relies will be adequate to protect its interests. Other companies have obtained patents covering a variety of semiconductor designs and processes, and the Company might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products. There can be no assurance that Maxim would be able to obtain licenses, if required, upon commercially reasonable terms. See "Business- Patents and Licenses."

         FOREIGN TRADE AND CURRENCY EXCHANGE. Many of the materials and manufacturing steps in the Company's products are supplied by foreign companies, and approximately 49% of the Company's net revenues in fiscal 1995 were from foreign customers. Accordingly, both manufacturing and sales of the Company's products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company's products to foreign customers or decrease the costs of products from the Company's foreign competitors. See "Business- Manufacturing" and "Business-Sales and Marketing."

ITEM 2. PROPERTIES

         Maxim's headquarters are located in a 63,000 square foot building in Sunnyvale, California, which the Company purchased in October 1987. Between December 1989 and June 1995 the Company has purchased five buildings adjacent to its headquarters building in Sunnyvale with an aggregate of 83,000 square feet of space. These buildings serve as the executive offices of the Company and also provide space for engineering, manufacturing, administration, customer service and other uses. In December 1989, in connection with acquiring one of its wafer fabrication facilities, Maxim assumed the operating lease of the 30,000 square foot building housing these assets in Sunnyvale, California.
This lease extends through November 2003 and has a five year lease extension option. In May 1994, Maxim purchased the Tektronix ICO. This facility, located in Beaverton, Oregon on 21 acres, totals 226,000 square feet and contains 60,000 square feet of wafer fabrication areas as well as engineering, manufacturing and general office space. A portion of the space is leased to unrelated parties. The Company expects these buildings and the contiguous land to be adequate for its purposes through fiscal 1996.

ITEM 3. LEGAL PROCEEDINGS

         Analog Devices, Inc. In November 1992, Maxim sued Analog Devices, Inc. ("AD") (Action #C-92 20716 RMW in the United States District Court for the Northern District of California) seeking monetary damages plus other relief. The suit resulted from AD's inducing five of Maxim's long time North American distributors to terminate their distributorship of Maxim products and AD's attempt to induce a sixth distributor, a national distributor of Maxim products, to terminate its distributorship, which actions Maxim contended violated federal antitrust and state tort laws. Maxim sought damages for the prospective cumulative loss of more than $40 million in revenues over the five years following termination of the distributorships, principally attributable to AD's interference with Maxim's access to the very large numbers of original equipment manufacturer ("OEM") customers with whom its distributors were the key link in Maxim's sales process. On September 7, 1994 the Federal District Court granted AD's motion for summary judgment against Maxim on all of its claims. Maxim filed an appeal of the judgment. The Ninth Circuit Court of Appeals has not schedule a hearing on the appeal to date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995 under the headings "Financial Information - Financial Highlights by Quarter" and "Corporate Data, Stockholder Information."

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995 under the heading "Financial Information - Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995 under the heading "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995 under the headings "Financial Information - Consolidated Balance Sheets, - Consolidated Statement of Income, - Consolidated Statements of Stockholders' Equity, - Consolidated Statement of Cash Flows, - Notes to Consolidated Financial Statements, - Report of Ernst & Young LLP, Independent Auditors and - Financial Highlights by Quarter."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Other than as follows, the information required by this item is incorporated by reference from the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the headings "Proposal 1 - Election of Directors" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934."


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                                       Age              Position
- ----                                       ---              --------
John F. Gifford                            54               President, Chief Executive Officer
                                                            and Chairman of the Board

Frederick G. Beck                          58               Vice President

Ziya G. Boyacigiller                       43               Vice President

Michael J. Byrd                            35               Vice President and Chief
                                                            Financial Officer

Stephen R. Combs                           45               Vice President

Tunc Doluca                                37               Vice President

David J. Fullagar                          53               Vice President

Anthony C. Gilbert                         57               Vice President and Secretary

Kenneth J. Huening                         34               Vice President

William N. Levin                           54               Vice President

Robert F. Scheer                           42               Vice President

Richard E. Slater                          44               Vice President and Chief Accounting Officer


         Mr. Gifford, a founder of the Company, has served as Maxim's President, Chief Executive Officer and Chairman of the Board since its incorporation in April 1983.

         Mr. Beck, a founder of the Company, has served as Vice President since May 1983, except for a medical leave between December 1991 and January 1994.

         Mr. Boyacigiller joined Maxim in June 1983 and was promoted to Vice President in April 1995. Prior to April 1995, he served in business management and IC design positions.

         Mr. Byrd joined Maxim in February 1994 as Vice President and Chief Financial Officer. Prior to joining Maxim he was with Ernst & Young from August 1982 to February 1994 where he held various positions, including partner.

         Dr. Combs, a founder of the Company, has served as Vice President since May 1983.

         Mr. Doluca joined Maxim in October 1984 and was promoted to Vice President in July 1994. Prior to July 1994, he served in a number of integrated circuit development positions.

         Mr. Fullagar, a founder of the Company, has served as Vice President since May 1983.

         Mr. Gilbert joined Maxim in October 1994 as Vice President and Secretary. From 1970 and until joining Maxim, he was a senior partner at the law firm of Cooley Godward Castro Huddleson and Tatum, responsible for its business department, which included approximately 100 lawyers.

         Mr. Huening joined Maxim in December 1983 and was promoted to Vice President in December 1993. Prior to December 1993, he served in a number of quality assurance positions.

         Mr. Levin joined Maxim in August 1990 as Vice President. From 1987 and until joining Maxim, he was Vice President, Program Management for Shugart Corporation.

         Mr. Scheer joined Maxim in June 1983 and was promoted to Vice President in June 1992.

         Mr. Slater joined Maxim in March 1984, has served as Controller since 1986 and was promoted to Vice President in August 1990.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Performance Graph."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are included in the Company's 1995 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8.

         Consolidated Balance Sheets at June 30, 1995 and 1994.

         Consolidated Statements of Income for each of the three years in the period ended June 30, 1995.

         Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 1995.

         Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1995.

         Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule are filed as part of this Form 10-K.

         Schedule II -    Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)  Exhibits.  See attached Exhibit Index.

(b)      Reports on Form 8-K. None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 25, 1995                   MAXIM INTEGRATED PRODUCTS, INC.

                                                By   /s/ Michael J. Byrd
                                                     -------------------------------------
                                                     Michael J. Byrd, Vice President
                                                     and Chief Financial Officer (For
                                                     the Registrant and as Principal
                                                     Financial Officer)

                                                By   /s/ Richard E. Slater
                                                     -------------------------------------
                                                     Richard E. Slater, Vice President and
                                                     Chief Accounting Officer (Principal
                                                     Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                             Date
- ---------                         -----                             ----
/s/ John F. Gifford               President, Chief                  September 25, 1995
- -------------------               Executive Officer and
John F. Gifford                   Chairman of the Board
                                  (Principal Executive Officer)



/s/ James R. Bergman              Director                          September 25, 1995
- --------------------
James R. Bergman


/s/ Robert F. Graham              Director                          September 25, 1995
- --------------------
Robert F. Graham


/s/ A.R. Wazzan                   Director                          September 25, 1995
- ---------------
A.R. Wazzan


                        MAXIM INTEGRATED PRODUCTS, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING
                                    ACCOUNTS
                             (amounts in thousands)

                                                   Additions
                                                    Charged
                                  Balance at       to Costs                          Balance at
                                  Beginning           and                               End
                                  of Period        Expenses      Deductions (1)      of Period
                                  ---------        --------      --------------      ---------
Allowance for doubtful accounts:

     Year ended June 30, 1993        $ 317            $ 112             $ 51            $  378

     Year ended June 30, 1994        $ 378            $  35             $ 34            $  379

     Year ended June 30, 1995        $ 379            $ 805             $ 39            $1,145



(1) Uncollectible accounts written off.

                                 EXHIBIT INDEX


Exhibit             Sequentially
Number             Numbered Page                   Description
- ------             -------------                   -----------
3.1                                                Restated Certificate of Incorporation of the Company as filed with the Delaware
                                                   Secretary of State on September 21, 1995

3.2                                                Bylaws of the Company

10.1                     X                         Form of the Company's Domestic Distributor Agreement

10.2                     #                         Form of the Company's International Distributor Agreement

10.3                     #                         Form of the Company's Domestic Sales Representative Agreement

10.4                     #                         Form of the Company's International Representative Agreement

10.5                     0                         Agreement dated as of July 14, 1987, amended and restated February 1994 between
                                                   John F. Gifford and the Company(1)

10.6                     X                         Agreement dated as of March 7, 1991 between John F. Gifford and the Company(1)

10.7                     +                         Deferred Compensation agreement dated as of March 13, 1994 between John F.
                                                   Gifford and the Company(1)

10.8                     *                         Form of Indemnity Agreement

10.9                     Z                         Asset Purchase Agreement by and between the Company and Tektronix, Inc., dated as


(1) Management contract or compensatory plan or arrangement.

                                                   of March 31, 1994, as amended, with certain attachments(2)

10.10                    0                         Technology Transfer Agreement dated May 27, 1994 by and between the Company and
                                                   Tektronix, Inc.(2)

10.11                                              Incentive Stock Option Plan, as amended(1)

10.12                                              1987 Supplemental Stock Option Plan, as amended(1)

10.13                                              Nonemployee Stock Option Plan, as amended(1)

10.14                                              1987 Employee Stock Participation Plan, as amended(1)

10.15                    +                         1988 Nonemployee Director Stock Option Plan, as amended(1)

11.1                                               Statement re Computation of Income Per Share

13.1                                               Portions of the Annual Report to Stockholders for the fiscal year ended June 30,
                                                   1995 incorporated by reference into the Form 10-K

21                                                 List of Subsidiaries

23                                                 Consent of  Ernst & Young LLP, Independent Auditors



* Incorporated by Reference to the Company's Registration Statement on Form S-1 No. 33-19561.

X Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

- ----------------------

(2) Schedules and certain attachments omitted pursuant to Item 601(b) of Registration S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Commission. Certain material omitted pursuant to the request for confidential treatment by the Company.

# Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

+ Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

Z Incorporated by Reference to the Company's Form 8-K filed with the Commission on June 11, 1994.

0 Incorporation by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.