Form 10-Q
period 1995-09-30
MAXIM INTEGRATED PRODUCTS INC
filed 1995-11-14
CIK 743316

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                     YES  X      NO
                                         ---        ---

         CLASS:  COMMON STOCK,                  OUTSTANDING AT NOVEMBER 1, 1995
                 $.001 PAR VALUE                       29,944,682 SHARES

                        MAXIM INTEGRATED PRODUCTS, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                           PAGE
                                                                        ----
         ITEM 1. Financial Statements

                 Consolidated Balance Sheets                               3
                   As of June 30, 1995 and September 30, 1995

                 Consolidated Statements of Income                         4
                   for the three months ended
                   September 30, 1994 and 1995

                 Consolidated Statements of Cash Flows                     5
                   for the three months ended September 30,
                   1994 and 1995

                 Notes to Consolidated Financial Statements              6-7

         ITEM 2. Management's Discussion and Analysis of Financial       8-9
                   Condition and Results of Operations

PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                                11


                          CONSOLIDATED BALANCE SHEETS

                        MAXIM INTEGRATED PRODUCTS, INC.


---------------------------------------------------------------------------------------------
                                                                  June 30,      September 30,
(Amounts in thousands)                                              1995            1995
=============================================================================================
                                                                  (Audited)      (Unaudited)
ASSETS
---------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                       $  54,966       $  47,898
  Short-term investments                                             37,329          53,939
-------------------------------------------------------------------------------------------
    Total cash, cash equivalents and short-term investments          92,295         101,837

  Accounts receivable, net                                           27,714          53,685
  Inventories                                                        19,105          14,488
  Prepaid taxes and other current assets                             22,708          22,860
-------------------------------------------------------------------------------------------
           Total current assets                                     161,822         192,870
-------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
    accumulated depreciation and amortization                        87,925          91,813
Deposits and other assets                                             6,386           1,830
-------------------------------------------------------------------------------------------
                                                                  $ 256,133       $ 286,513
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of capital lease obligations                    $      40       $      11
  Accounts payable                                                   24,785          22,977
  Income taxes payable                                                1,805             382
  Accrued salaries                                                    9,795          11,840
  Accrued expenses                                                   16,358          15,421
  Payable related to building acquisitions                            5,550           4,553
  Deferred income on shipments to distributors                        7,511          14,681
-------------------------------------------------------------------------------------------
           Total current liabilities                                 65,844          69,865
-------------------------------------------------------------------------------------------
Other liabilities                                                     6,000           6,000
Deferred income taxes                                                 5,579           1,129
Commitments and Contingencies
-------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                                           30              30
  Additional paid-in capital                                         64,926          73,637
  Retained earnings                                                 113,451         136,036
  Translation adjustment                                                303            (184)
-------------------------------------------------------------------------------------------
           Total stockholders' equity                               178,710         209,519
-------------------------------------------------------------------------------------------
                                                                  $ 256,133       $ 286,513
===========================================================================================

See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME

                        MAXIM INTEGRATED PRODUCTS, INC.


For the three months ended September 30,             1994            1995
(Amounts in thousands, except per share data)    (unaudited)     (unaudited)
============================================================================
Net revenues                                         $52,004         $96,443
Cost of goods sold                                    21,633          38,597
----------------------------------------------------------------------------
      Gross margin                                    30,371          57,846
----------------------------------------------------------------------------
Operating expenses:
  Research and development                             8,311          12,200
  Selling, general and administrative                  9,723          10,869
----------------------------------------------------------------------------
                                                      18,034          23,069
----------------------------------------------------------------------------
      Operating income                                12,337          34,777
Interest income, net                                     438           1,072
----------------------------------------------------------------------------
      Income before provision for income taxes        12,775          35,849
Provision for income taxes                             4,471          13,264
----------------------------------------------------------------------------
      Net income                                     $ 8,304         $22,585
----------------------------------------------------------------------------
Income per share                                     $  0.26         $  0.64
----------------------------------------------------------------------------
Common and common equivalent shares                   32,545          35,275
============================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        MAXIM INTEGRATED PRODUCTS, INC.


------------------------------------------------------------------------------------------
For the three months ended September 30,
Increase (decrease) in cash and cash equivalents                  1994             1995
(Amounts in thousands)                                         (unaudited)     (unaudited)
==========================================================================================
Cash flows provided by operating activities:
Net income                                                       $  8,304        $ 22,585
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   2,455           2,558
    Reduction  of equipment value                                     286             816
    Changes in assets and liabilities:
       Accounts receivable                                         (3,496)        (25,971)
       Inventories, prepaid taxes and other current assets          2,925           4,465
       Accounts payable                                            (2,139)         (1,808)
       Income taxes payable                                         4,476          12,977
       Deferred income taxes                                           --          (4.450)
       Deferred income on shipments to distributors                 2,331           7,170
       All other accrued liabilities                                4,149           1,108
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                          19,291          19,450
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
     Additions to property, plant and equipment                    (2,803)         (8,746)
     Deposits and other noncurrent assets                          (1,782)          4,556
     Held-to-maturity securities                                    4,386         (16,610)
-----------------------------------------------------------------------------------------
Net cash used in investing activities                                (199)        (20,800)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
     Issuance of common stock                                       1,748           6,083
     Principal payments on capital lease obligations                  (32)            (29)
     Repurchase of Common Stock                                    (3,683)        (11,772)
-----------------------------------------------------------------------------------------
Net cash used in financing activities                              (1,967)         (5,718)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               17,125          (7,068)
Cash and cash equivalents:
     Beginning of year                                             28,033          54,966
-----------------------------------------------------------------------------------------
     End of period                                               $ 45,158        $ 47,898
=========================================================================================

See accompanying notes.

                        MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1995.


NOTE 2: INVENTORIES

Inventories consist of (in thousands):      June 30,        September 30,
                                            --------        -------------
                                              1995              1995
                                              ----              ----
                                            (audited)        (unaudited)
Raw materials                                $ 1,925           $ 2,152

Work in process                                9,444             9,388

Finished goods                                 7,736             2,948
                                             -------           -------

                                             $19,105           $14,488
                                             =======           =======


NOTE 3: INCOME PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common equivalent shares outstanding during each respective period. The number of common equivalent shares which became issuable pursuant to the grant of stock options has been calculated using the treasury stock method. Fully diluted income per share is substantially the same as reported income per share.

                        MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: INVESTMENT SECURITIES

At September 30, 1995, all debt securities which consist of U.S. Treasury securities and various municipal bonds all maturing within one year are designated as held-to-maturity and carried at amortized cost which approximates market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on held-to-maturity securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as held-to-maturity is included in investment income.

The held-to-maturity securities at September 30, 1995 is as follows:


         (Amounts in thousands)                Cost
         ----------------------                ----
         U.S. Treasury securities            $34,723
         Municipal bonds                      20,720
                                             -------
                                             $55,443
                                             =======

         Amounts included in
             short-term investments          $53,939
         Amounts included in
             cash and cash equivalents         1,504
                                             -------
                                             $55,443
                                             =======

There were no gross realized gains or losses for the three months ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenues increased 85.5% in the three months ended September 30, 1995 compared to the same period a year ago. The increase related primarily to higher unit shipments as a result of continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second source products. During the quarter 56% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company does place foreign currency contracts to mitigate its risks on its backlog denominated in foreign currencies, and as a result, the impact due to changes in foreign currency on the Company's operating results for the quarter was minimal.

Gross margin increased to 60.0% in the three months ended September 30, 1995, compared to 58.4% for the three months ended September 30, 1994. The improvement was principally due to continued economies of scale and improved yields, as well as an increasing proportion of proprietary products in the mix of products sold, which generally yield a somewhat higher gross margin than second source products. Gross margin in the September 30, 1995 quarter was reduced by $3.5 million in costs related to the Company's continued expansion of its Beaverton, Oregon manufacturing facility.

Research and development expenses were 12.6% of net revenues in the three months ended September 30, 1995, compared to 16.0% in the three months ended September 30, 1994. The percentage decrease from the three months ended September 30, 1994 to September 30, 1995 resulted from the growth in net revenues, reflecting economies of scale. Research and development expenses increased in absolute dollars.

Selling, general and administrative expenses increased in absolute dollars but decreased as a percentage of net revenues to 11.3% in the three months ended September 30, 1995, compared to 18.7% in the three months ended September 30, 1994. The decrease in percentage resulted from the growth in net revenues, reflecting economies of scale.

The Company's operating income increased 12.4 percentage points to 36.1% of net revenues in the three months ended September 30, 1995, compared to the three months ended September 30, 1994 as a result of the factors cited above.

The increase in the effective rate to 37% in the three months ended September 30, 1995, compared to 35% in the three months ended September 30, 1994, was primarily attributable to reduce tax savings on general business credits, municipal interest and Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first three months of fiscal year 1996 have been the net cash generated from operating activities of $19,450,000 and the issuance of common stock of $6,083,000. The principal uses of funds have been the repurchase of common stock of $11,772,000, and the purchase of $8,746,000 in property, plant and equipment.

The Company believes it possesses sufficient liquidity and capital resources to fund its operations.

PART II:                       OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit has been filed with this report:

                 11.1     Computation of Income per Share

         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1995

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NOVEMBER 13, 1995                     MAXIM INTEGRATED PRODUCTS, INC.
-----------------                     -----------------------------------------
  (Date)                                        (Registrant)




                                      /s/ Michael J. Byrd
                                      -----------------------------------------
                                      Michael J. Byrd
                                      Vice President and Chief Financial
                                      Officer (For the Registrant and Principal
                                      Financial Officer)



                                      /s/ Richard E. Slater
                                      -----------------------------------------
                                      Richard E. Slater
                                      Vice President and Chief Accounting
                                      Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                 Description


11                         Computation of Income Per Share.

27                         Financial Data Schedule.