Form 10-Q
period 1995-12-31
MAXIM INTEGRATED PRODUCTS INC
filed 1996-02-14
CIK 743316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,
             1995

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
             _________

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

  CLASS:  COMMON STOCK,                       OUTSTANDING AT JANUARY 29, 1996
       $.001 PAR VALUE                                 60,335,197 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                       PAGE
                                                                                    ----
         ITEM 1. Financial Statements

                 Consolidated Balance Sheets                                         3
                   As of June 30, 1995 and December 31, 1995

                 Consolidated Statements of Income                                   4
                   for the three and six months ended
                   December 31, 1994 and 1995

                 Consolidated Statements of Cash Flows                               5
                   for the six months ended December 31, 1994
                   and 1995

                 Notes to Consolidated Financial Statements                         6-7

         ITEM 2. Management's Discussion and Analysis of Financial                  8-9
                   Condition and Results of Operations

PART II. OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security Holders                10

         ITEM 6. Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                          11

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

                                                                 June 30,       December 31,
(Amounts in thousands)                                             1995             1995
----------------------                                           --------       ------------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $  54,966        $  61,511
  Short-term investments                                          37,329           46,508
                                                               ---------        ---------
  Total cash, cash equivalents and short-term investments         92,295          108,019

  Accounts receivable, net                                        27,714           65,373
  Inventories                                                     19,105           19,833
  Prepaid taxes and other current assets                          22,708           26,124
                                                               ---------        ---------
    Total current assets                                         161,822          219,349
                                                               ---------        ---------
Property, plant and equipment, at cost, less
  accumulated depreciation and amortization                       87,925          109,278
Deposits and other assets                                          6,386            3,157
                                                               ---------        ---------
                                                                $256,133         $331,784
                                                               =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                24,785           43,516
  Income taxes payable                                             1,805           12,174
  Accrued salaries                                                 9,795            8,441
  Accrued expenses                                                16,398           15,342
  Payable related to building acquisitions                         5,550            2,737
  Deferred income on shipments to distributors                     7,511           15,133
                                                               ---------        ---------
    Total current liabilities                                     65,844           97,343
                                                               ---------        ---------
Other liabilities                                                  6,000            6,000
Deferred income taxes                                              5,579            1,129

Commitments and Contingencies                                  ---------        ---------

Stockholders' equity:
  Common stock                                                        60               60
  Additional paid-in capital                                      64,896           59,891
  Retained earnings                                              113,451          167,910
  Translation adjustment                                             303             (549)
                                                               ---------        ---------
    Total stockholders' equity                                   178,710          227,312
                                                               ---------        ---------
                                                                $256,133        $ 331,784
                                                               =========        =========

See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.

                                                 Three Months Ended       Six Months Ended
(Amounts in thousands, except per share data)       December 31,            December 31,
                                                -------------------     -------------------
(Unaudited)                                        1994       1995         1994       1995
                                                --------   --------     --------   --------
Net revenues                                    $ 56,184   $106,182     $108,188   $202,625
Cost of goods sold                                23,316     36,330       44,949     74,927
                                                --------   --------     --------   --------
  Gross margin                                    32,868     69,852       63,239    127,698
                                                --------   --------     --------   --------
Operating expenses:

  Research and development                         9,602     12,302       17,913     24,502
  Selling, general and administrative             10,080      9,661       19,803     20,530
                                                --------   --------     --------   --------
                                                  19,682     21,963       37,716     45,032
                                                --------   --------     --------   --------
  Operating income                                13,186     47,889       25,523     82,666
Interest income, net                                 552      1,148          990      2,220
                                                --------   --------     --------   --------
  Income before provision for income taxes        13,738     49,037       26,513     84,886
Provision for income taxes                         4,808     17,163        9,279     30,427
                                                --------   --------     --------   --------
  Net income                                    $  8,930   $ 31,874     $ 17,234   $ 54,459
                                                --------   --------     --------   --------
Income per share                                $   0.14   $   0.45     $   0.26   $   0.77
                                                --------   --------     --------   --------
Common and common equivalent shares               66,116     70,827       65,603     70,689
                                                ========   ========     ========   ========

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.

For the six months ended December 31,
Increase (decrease) in cash and cash equivalents
(Amounts in thousands) (Unaudited)                                             1994           1995
                                                                            -------        -------
Cash flows provided by operating activities:
Net income                                                                  $17,234        $54,459
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             5,154          6,419
    Reduction in carrying value of equipment                                  6,061          1,344
    Changes in assets and liabilities:
      Accounts receivable                                                    (1,019)       (37,659)
      Inventories, prepaid taxes and other current assets                     2,095         (4,144)
      Accounts payable                                                          110         18,731
      Income taxes payable                                                   (1,901)        24,969
      Deferred income taxes                                                   - - -         (4,450)
      Deferred income on shipments to distributors                            1,922          7,622
      All other accrued liabilities                                           5,592         (5,223)
                                                                            -------        -------
Net cash provided by operating activities                                    35,248         62,068
                                                                            -------        -------
Cash flows provided by investing activities:
    Additions to property, plant and equipment                               (9,438)       (29,968)
    Deposits and other non-current assets                                    (1,922)         3,229
    Held-to-maturity securities                                             (12,199)        (9,179)
                                                                            -------        -------
Net cash used in investing activities                                       (23,559)       (35,918)
                                                                            -------        -------
Cash flows provided by financing activities:
    Issuance of common stock                                                  3,367          7,766
    Repurchase of Common Stock                                               (5,809)       (27,371)
                                                                            -------        -------
Net cash used in financing activities                                        (2,442)       (19,605)
                                                                            -------        -------
Net increase in cash and cash equivalents                                     9,247          6,545
Cash and cash equivalents:
    Beginning of year                                                        28,033         54,966
                                                                            -------        -------
    End of period                                                           $37,280        $61,511
                                                                            =======        =======

                 See accompanying notes.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1995.

NOTE 2: INVENTORIES

Inventories consist of:                        June 30,                December 31,
                                               --------                ------------
                                                 1995                      1995
                                                 ----                      ----
(Amounts in thousands)                                                 (unaudited)
Raw Materials                                 $  1,925                  $  4,376

Work in Process                                  9,444                    12,287

Finished Goods                                   7,736                     3,170
                                               -------                   -------
                                               $19,105                   $19,833
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

On December 13, 1995, the Company effected a two-for-one stock split in the form of a stock dividend, thereby doubling the number of outstanding shares of common stock. All share and per share amounts for the prior periods have been adjusted to reflect the split.

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: INVESTMENT SECURITIES

At December 31, 1995, all debt securities which consist of U.S. Treasury securities and various municipal bonds all maturing within one year are designated as held-to-maturity and carried at amortized cost which approximates market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on held-to- maturity securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as held-to-maturity is included in investment income.

The held-to-maturity securities at December 31, 1995 is as follows:

         (Amounts in thousands)                      Cost
         ----------------------                      ----
         U.S. Treasury securities                    $37,905
         Municipal bonds                              29,177
                                                     -------
                                                     $67,082
                                                     =======
         Amounts included in
             short-term investments                  $46,508
         Amounts included in
             cash and cash equivalents                20,574
                                                     -------
                                                     $67,082
                                                     =======


There were no gross realized gains or losses for the three months ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased 89.0% and 87.3% in the three and six months ended December 31, 1995 compared to the same periods a year ago. The increase related primarily to higher unit shipments as a result of continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second source products. The production and revenue increase in the three and six month periods were constrained by manufacturing inefficiencies resulting largely from longer than planned training requirements for newly hired technicians at the Company's Beaverton, Oregon fabrication facility. The Company anticipates that it could be several quarters before these newly hired technicians at the Company's Beaverton facility are fully trained. During the six months ended December 31, 1995 54% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company purchases foreign currency forward contracts to mitigate its risks on the backlog denominated in foreign currencies, and as a result, the impact on revenue due to changes in foreign currency on the Company's operating results for the three and the six month periods was minimal.

Gross margin increased to 65.8% in the three months ended December 31, 1995 compared to 58.5% for the three months ended December 31, 1994 and increased to 63.0% in the six months ended December 31, 1995 compared to 58.5% for the six months ended December 31, 1994. The improvement was principally due to continued economies of scale resulting from higher volumes and improved yields.

Research and development expenses were 11.6% and 12.1% of net revenues in the three and six months ended December 31, 1995, compared to 17.1% and 16.6% in the three and six months ended December 31, 1994. Spending increases in the three and six month periods primarily resulted from head count increases associated with the Company's increased new product development efforts.

Selling, general and administrative expenses decreased as a percentage of net revenues to 9.1% and 10.1% in the three and six months ended December 31, 1995, compared to 17.9% and 18.3% for the three and six months ended December 31, 1994. In absolute dollars, selling, general and administrative expenses were essentially flat for the three and six month periods.

The Company's operating income increased to 45.1% of net revenues in the three months ended December 31, 1995, compared to 23.5% for the three months ended December 31, 1994 and increased to 40.8% of net revenues in the six months ended December 31, 1995, compared to 23.6% for the six months ended December 31, 1994, as a result of the factors cited above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

The effective tax rate of 35% and 36% for the three and six months ended December 31, 1995, increased slightly over the effective tax rate of 35% reported in the comparable periods of 1994 primarily because of the expiration of the Federal Research and Development tax credit on June 30, 1995. Should the Federal Research and Development tax credit be extended retroactively, the Company anticipates the effective tax rate will drop into a range consistent with the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first six months of fiscal year 1996 have been the net cash generated from operating activities of $62,068,000 and the issuance of common stock of $7,766,000. The principal uses of funds have been purchases of $29,968,000 of property, plant and equipment and the repurchase of $27,371,000 of common stock.

The Company believes it possesses sufficient liquidity and capital resources to fund its operations.

STOCK SPLIT

On December 13, 1995, the Company effected a two-for-one stock split in the form of a stock dividend, thereby doubling the number of outstanding shares of common stock. All share and per share amounts for the prior periods have been adjusted to reflect the split.

PART II:                       OTHER INFORMATION

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of Stockholders on November 16, 1995.

The Stockholders elected the Board's nominees as directors by the votes indicated:

Nominee                         Votes in Favor          Votes Withheld
-------                         --------------          --------------
James R. Bergman                  27,555,403                72,294
John F. Gifford                   27,554,008                73,689
Robert F. Graham                  27,549,203                78,494
A.R. Frank Wazzan                 27,550,087                77,610

The increase in number of authorized shares of common stock to 120,000,000 shares was approved with 26,447,273 votes in favor, 993,143 against, 156,695 abstentions, and 30,586 non-votes.

The Company's Incentive Stock Option Plan, 1987 Supplemental Stock Option Plan and 1987 Employee Stock Participation Plan, under which an additional 1,700,000 shares of common stock are reserved for issuance, each as amended, were approved with 18,505,465 votes in favor, 7,161,455 against, 157,776 abstentions and 1,803,001 non-votes.

The selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1996 was ratified with 27,456,550 votes in favor, 20,201 votes against, 150,946 abstentions and no non-votes.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit has been filed with this report:

                 11.1     Computation of Income per Share
                 27       Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995

ITEMS 1, 2, 3, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEBRUARY 13, 1996                      MAXIM INTEGRATED PRODUCTS, INC.
-----------------                      -------------------------------
  (Date)                                       (Registrant)

                                       /s/ Michael J. Byrd
                                       --------------------------
                                       Michael J. Byrd
                                       Vice President and Chief Financial
                                       Officer (For the Registrant and Principal
                                       Financial Officer)

                                       /s/ Richard E. Slater
                                       --------------------------
                                       Richard E. Slater
                                       Vice President and Chief Accounting
                                       Officer(Principal Accounting Officer)

                                 EXHIBIT INDEX


11.1    Computation of Income per share

27      Financial Data Schedule