Form 10-Q
period 1996-03-31
MAXIM INTEGRATED PRODUCTS INC
filed 1996-05-15
CIK 743316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NO. 0-16538


                         MAXIM INTEGRATED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                    94-2896096
- --------                                                    ----------
(State or Other Jurisdiction of                    (I.R.S. Employer I.D. No.)
Incorporation or Organization)

           120 SAN GABRIEL DRIVE,
                SUNNYVALE, CA                            94086
                -------------                            -----
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

                             YES   X    NO
                                 -----      -----

         CLASS:   COMMON STOCK,                OUTSTANDING AT APRIL 26, 1996
               $.001 PAR VALUE                      61,389,016 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                             PAGE
                                                                          ----

     ITEM 1. Financial Statements

           Consolidated Balance Sheets                                      3
             As of June 30, 1995 and March 31, 1996

           Consolidated Statements of Income                                4
             for the three and nine months ended
             March 31, 1995 and 1996

           Consolidated Statements of Cash Flows                            5
             for the nine months ended March 31, 1995
             and 1996

           Notes to Consolidated Financial Statements                      6-7

     ITEM 2. Management's Discussion and Analysis of Financial             8-9
           Condition and Results of Operations

     PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                              10

     ITEM 6. Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                  11

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

- ---------------------------------------------------------------------------------------------
                                                                   June 30,         March 31,
(In thousands)                                                       1995             1996
=============================================================================================
                                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                      $  54,966         $  63,650
   Short-term investments                                            37,329            48,837
- ---------------------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term investments           92,295           112,487

   Accounts receivable, net                                          27,714            79,125
   Inventories                                                       19,105            28,411
   Prepaid taxes and other current assets                            22,708            25,382
- ---------------------------------------------------------------------------------------------
     Total current assets                                           161,822           245,405
- ---------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
   accumulated depreciation and amortization                         87,925           131,227
Deposits and other assets                                             6,386             2,131
- ---------------------------------------------------------------------------------------------

                                                                  $ 256,133         $ 378,763
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  24,785         $  49,991
   Income taxes payable                                               1,805             2,586
   Accrued salaries                                                   9,795            10,099
   Accrued expenses                                                  16,398            14,789
   Payable related to building acquisitions                           5,550             2,650
   Deferred income on shipments to distributors                       7,511            13,342
- ---------------------------------------------------------------------------------------------
     Total current liabilities                                       65,844            93,457
- ---------------------------------------------------------------------------------------------
Other liabilities                                                     6,000             4,000
Deferred income taxes                                                 5,579             1,129
Commitments and contingencies
Stockholders' equity:
   Common stock                                                          60                61
   Additional paid-in capital                                        64,896            79,014
   Retained earnings                                                113,451           202,092
   Translation adjustment                                               303             (990)
- ---------------------------------------------------------------------------------------------
     Total stockholders' equity                                     178,710           280,177
- ---------------------------------------------------------------------------------------------
                                                                  $ 256,133        $ 378,763
============================================================================================

See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.

- -----------------------------------------------------------------------------------------------
                                                    Three Months Ended       Nine Months Ended
(Amounts in thousands, except per share data)            March 31,               March 31,
(Unaudited)                                           1995      1996         1995       1996
===============================================================================================

Net revenues                                       $ 66,628   $109,001     $174,816    $311,626
Cost of goods sold                                   27,651     35,356       72,600     110,283
- -----------------------------------------------------------------------------------------------
   Gross margin                                      38,977     73,645      102,216     201,343
- -----------------------------------------------------------------------------------------------
Operating expenses:
   Research and development                          13,129     11,233       31,042      35,735
   Selling, general and administrative               10,958     10,971       30,761      31,501
- -----------------------------------------------------------------------------------------------
                                                     24,087     22,204       61,803      67,236
- -----------------------------------------------------------------------------------------------
   Operating income                                  14,890     51,441       40,413     134,107
Interest income, net                                    686      1,147        1,676       3,367
- -----------------------------------------------------------------------------------------------
   Income before provision for income taxes          15,576     52,588       42,089     137,474
Provision for income taxes                            5,452     18,406       14,731      48,833
- -----------------------------------------------------------------------------------------------
   Net income                                      $ 10,124   $ 34,182     $ 27,358    $ 88,641
- -----------------------------------------------------------------------------------------------

Income per share                                   $   0.15   $   0.48     $   0.42    $   1.25
- -----------------------------------------------------------------------------------------------

Common and common equivalent shares                  66,502     71,212       65,902      70,863
===============================================================================================

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.

- -----------------------------------------------------------------------------------------------------
For the nine months ended March 31,
Increase (decrease) in cash and cash equivalents
(Amounts in thousands) (Unaudited)                                              1995           1996
=====================================================================================================
Cash flows provided by operating activities:
Net income                                                                   $  27,358       $ 88,641
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                               8,141          9,725
     Reduction in carrying value of equipment                                   16,573          1,344
     Changes in assets and liabilities:
       Accounts receivable                                                      (6,394)       (51,411)
       Inventories, prepaid taxes and other current assets                      (7,172)       (11,980)
       Accounts payable                                                          4,070         25,206
       Income taxes payable                                                     10,428         28,044
       Deferred income tax payable                                              (3,206)        (4,450)
       Deferred income on shipments to distributors                                762          5,831
       All other accrued liabilities                                             9,052         (6,205)
- -----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       59,612         84,745
- -----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Additions to property, plant and equipment                                (21,379)       (55,664)
     Deposits and other non-current assets                                      (5,764)         4,255
     Short-term investments                                                    (24,174)       (11,508)
- ------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (51,317)       (62,917)
- ------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Issuance of common stock                                                    6,389         14,227
     Repurchase of common stock                                                 (9,025)       (27,371)
- ------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (2,636)       (13,144)
- ------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        5,659          8,684
Cash and cash equivalents:
     Beginning of period                                                        28,033         54,966
- -----------------------------------------------------------------------------------------------------
     End of period                                                            $ 33,692       $ 63,650
=====================================================================================================

              See accompanying notes.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1995.


NOTE 2: INVENTORIES

Inventories consist of:                  June 30,              March 31,
                                           1995                  1996
                                           ----                  ----
(Amounts in thousands)                                        (unaudited)

Raw Materials                           $  1,925              $  4,060

Work in Process                            9,444                17,658

Finished Goods                             7,736                 6,693
                                        --------               -------

                                         $19,105               $28,411
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

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: INVESTMENT SECURITIES.

At March 31, 1996, all debt securities, which consist of U.S. Treasury Securities and various municipal bond obligations collaterized by U.S. Treasury Securities all maturing within one year, are designated as held-to-maturity and carried at amortized cost which approximates market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on held-to-maturity securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as held-to-maturity is included in investment income.

The held-to-maturity securities at March 31, 1996 are as follows:

         (Amounts in thousands)                          Cost
         ----------------------                        -------
         U.S. Treasury Securities                      $40,862
         Municipal bonds collaterized
         by U.S. Treasury Securities                    26,547
                                                       -------
                                                       $67,409
                                                       =======
         Amounts included in
              short-term investments                   $48,837
         Amounts included in
              cash and cash equivalents                 18,572
                                                       -------
                                                       $67,409
                                                       =======

There were no gross realized gains or losses for the three months ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased 63.6% and 78.3% in the three and nine months ended March 31, 1996 compared to the same periods a year ago. The increases related primarily to higher unit shipments as a result of continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second source products. During the nine months ended March 31, 1996, 56% of net revenues was derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company purchases foreign currency forward contracts to mitigate its risks on the backlog denominated in foreign currencies, and as a result, the impact of changes in foreign currency on revenues and the Company's operating results for the three and the nine month periods was minimal.

Gross margin increased to 67.6% in the three months ended March 31, 1996 compared to 58.5% for the three months ended March 31, 1995. For the nine month period ended March 31, 1996, gross margin increased to 64.6%, compared to 58.5% for the nine months ended March 31, 1995. Gross margin in the three and nine months ended March 31, 1995 included $6.9 million and $10.7 million, respectively, of charges related to the Company's program to modernize its manufacturing facilities. The improvements in gross margin in the 1996 periods were principally due to the absence of these charges.

Research and development expenses were 10.3% and 11.5% of net revenues in the three and nine months ended March 31, 1996, compared to 19.7% and 17.8% in the three and nine months ended March 31, 1995. The decline in percentage in both 1996 periods and the decline in absolute dollars for the 1996 three month period resulted principally from the absence in the periods of a $4.0 million charge taken in the third quarter of 1995 related to the replacement and upgrade of the Company's equipment. Without this charge research and development spending increased in absolute dollars in the 1996 three month period principally as a result of increased headcount to support additional new product introductions. Spending on research and development in absolute dollars increased in the 1996 nine month period reflecting the Company's continued commitment to new product development.

Selling, general and administrative expenses were 10.1% of net revenues in both the three and nine months ended March 31, 1996, compared to 16.4% and 17.6% in the three and nine months ended March 31, 1995. In absolute dollars, selling, general and administrative expenses were essentially flat for the three and nine months periods consistent with the Company's plan to control expenses.

The Company's operating income increased to 47.2% and 43.0% of net revenues in the three and nine months ended March 31, 1996, compared to 22.3% and 23.1% for the three and nine months ended March 31, 1995, as a result of factors discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Interest income, net increased 67.2% and 100.9% in the three and nine months ended March 31, 1996 compared to the same periods a year ago, as a result of higher cash balances in investments.

The effective tax rate of 35.5% for the nine months ended March 31, 1996, increased slightly over the effective tax rate of 35% reported in the comparable period of 1995 primarily because of the expiration of the federal research and development tax credit on June 30, 1995.

The Company is subject to various risk factors in its Annual Report on Form 10-K for the year ended June 30, 1995. In addition, investors should consider the following additional factors.

The Company's ability to achieve its revenue plan over the next several quarters will depend on continued demand for its products and on its ability to increase manufacturing capacity. The required increase in manufacturing capacity affects all processes, but with particular focus on the newer processes supporting the Company's advanced CMOS products and the Company's products manufactured on its high frequency processes.

The Company's ability to realize its revenue goals will also be affected by its ability to match current production mix with the product mix required to fulfill orders received within a quarter for delivery in that quarter (referred to as "turns business"). This issue, which has been one of the distinguishing characteristics of the analog integrated circuit industry, results from the very large number of individual parts offered for sale (in Maxim's case, in excess of 7,000 separate line items) combined with limitations on the ability of distribution to forecast orders accurately. Because of this extreme complexity in the Company's business, no assurance can be given that the Company will achieve an optimum match of manufacturing and shippable orders.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first nine months of fiscal year 1996 have been the net cash generated from operating activities of $84,745,000 and the issuance of common stock of $14,227,000. The principal uses of funds have been purchases of $55,664,000 in property, plant and equipment and repurchase of $27,371,000 in common stock. Accounts receivable have increased $51,411,000 since June 30, 1995. The increase is due to the higher revenue levels and an increase in shipments occurring later in the quarter. The Company anticipates that fourth quarter capital equipment expenditures will approximate $15 - $18 million. The Company believes it possesses sufficient liquidity and capital resources to fund its operations and its capital equipment requirements for the next 12 months.

STOCK SPLIT

On December 13, 1995, the Company effected a two-for-one stock split in the form of a stock dividend, thereby doubling the number of outstanding shares of common stock. All share and per share amounts for the prior periods have been adjusted to reflect the split.

PART II:           OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         Analog Devices, Inc. In November 1992, Maxim sued Analog Devices, Inc. ("AD") (Action #C-92 20716 RMW) in the United States District Court for the Northern District of California seeking monetary damages plus other relief. The suit alleged that AD induced five of Maxim's long-time North American distributors to terminate their distributorship of Maxim products and attempted to induce a sixth distributor, a national distributor of Maxim products, to terminate its distributorship, which actions Maxim contended violated federal antitrust and state tort laws. On September 7, 1994, the Federal District Court granted AD's motion for summary judgment against Maxim on all of its claims. Maxim filed an appeal of the judgment and on March 15, 1996, the Ninth Circuit Court of Appeals affirmed in part and reversed in part the lower court decision. The appellate court sent the case back to the Federal District Court for trial on the issues of AD's intentional interference with contract and unlawful practices under the California Business and Professions Code, with respect to AD's interference with a particular distributorship contract. No trial date has yet been scheduled.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a)  The following exhibit has been filed with this report:

               11.1  Computation of Income per Share

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

ITEMS 2, 3, 4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAY 14, 1996                      MAXIM INTEGRATED PRODUCTS, INC.
- ------------                      -------------------------------
  (Date)                                    (Registrant)





                                  /s/ Michael J. Byrd
                                  ------------------------------
                                  Michael J. Byrd
                                  Vice President and Chief Financial
                                  Officer (For the Registrant and as Principal
                                  Financial Officer)




                                  /s/ Richard E. Slater
                                  ------------------------------
                                  Richard E. Slater
                                  Vice President and Chief Accounting
                                  Officer (Principal Accounting Officer)

                                EXHIBIT INDEX

                                                  Sequentially
Exhibit                                             Numbered
  No.                Description                  Page Number
- -------   ----------------------------------      ------------
11.1      Computation of Income per share......

27        Financial Data Schedule..............