Form 10-K
period 1996-06-30
MAXIM INTEGRATED PRODUCTS INC
filed 1996-09-27
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ___            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the Fiscal Year Ended June 30, 1996
                                       OR

   ___            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from _____________ to ____________

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
                Title of each class                on which registered
                       None                               None

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


         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of August 1, 1996 was approximately $1,349,000,000*.

         Number of shares outstanding of the registrant's Common Stock, $.001 par value, as of June 30, 1996: 61,445,519.

DOCUMENTS INCORPORATED BY REFERENCE:
Part II - Annual Report to Stockholders for the fiscal year ended June 30, 1996
Part III - Proxy Statement for the 1996 Annual Meeting of Stockholders


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.___________

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at August 1, 1996. Exclusion of such shares should not be construed to indicate that each of such persons possesses the power, direct or indirect, to control the Registrant, or that each such person is controlled by or under common control with the Registrant.

                                     PART I

ITEM 1. BUSINESS

         Maxim Integrated Products, Inc., ("Maxim" or the "Company") designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits. The Company also provides a range of high-frequency design processes and capabilities that can be used in custom design. The analog market is highly fragmented and characterized by many diverse applications, a great number of product variations, and relatively long product life cycles. Maxim's objective is to actively develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers. Maxim operates two Class 10 wafer fabrication facilities capable of producing
0.8 and 1.2 micron CMOS and bipolar products (see "Manufacturing" below). In addition, the Company subcontracts the fabrication of a small portion of its silicon wafers to outside silicon foundries. Based on product announcements by its competitors, Maxim believes that in the past 13 years it has developed more products for the analog market, including proprietary and second- source products, than any of its competitors over the same period.

THE ANALOG INTEGRATED CIRCUIT MARKET

         All electronic signals fall into one of two categories, linear or digital. Linear (or analog) signals represent real world phenomena, such as temperature, pressure, sound, or speed, and are continuously variable over a wide range of values. Digital signals represent the "ones" and "zeros" of binary arithmetic and are either on or off.

         Three general classes of semiconductor products arise from this partitioning of signals into linear or digital. There are those, such as memories and microprocessors, which operate only in the digital domain. There are linear devices such as amplifiers, references, analog multiplexers, and switches, which operate primarily in the analog domain. Finally, there are mixed-signal devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds. Maxim targets the combined linear and mixed signal market, often collectively referred to as the analog market.

         The Company believes that, compared to the digital integrated circuit market, the analog market has generally been characterized by a wider range of standard products used in smaller quantities by a large number of customers; longer product life cycles; less competition from Japanese and other foreign manufacturers; lower capital requirements as a result of using more mature manufacturing technologies; and relatively more stable growth rates that are less influenced by economic cycles. The Company believes that the widespread application of low-cost microprocessor-based systems has affected the market for analog integrated circuits by increasing the need for interfaces with the analog world.

         The analog market is a highly fragmented group of niche markets, serving numerous and widely differing applications for instrumentation, industrial control, data processing, communications, military, video, and selected medical equipment. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power, and signal amplitude capability, which results in a high degree of market complexity. Maxim's products can be used in a variety of applications but serve only certain segments of the total analog market.

PRODUCTS AND APPLICATIONS

         The Company initially entered the analog market with a relatively narrow portfolio of products as second sources for industry standard parts for which there was an existing customer base. After establishing a position in the market, the Company began to introduce technically innovative proprietary products. Although second-sourcing continues to be a component of the Company's product development program, current research and development emphasizes development of proprietary circuits. The Company believes it addresses the requirements of the market by providing competitively priced products that add value to electronic equipment with superior quality and reliability.

         As of June 30, 1996, Maxim has introduced over 1,000 products. These products are available with numerous packaging alternatives, including packages for surface mount technology.

         The following table illustrates the major industries served by the Company and typical applications for which the Company's products can be used:

                  Industry                               Typical Application
                  Communications . . . . . . . . . . .   Phones
                                                                  * Cellular
                                                                  * Cordless
                                                         Broadband Networks
                                                         Fiber Optics
                                                         Direct Broadcast TV
                                                         Video Communications
                                                         Pagers
                                                         Central Office Switches
                                                         PBX

                  Industrial Control . . . . . . . . . . Control of
                                                               *  Temperature
                                                               *  Flow

                                                        *  Pressure
                                                        *  Velocity
                                                        *  Position
                                                      Robotics

                  Instrumentation . . . . . . .  . .  Testers
                                                      Analyzers
                                                      Data Recorders
                                                      Measuring Instruments
                                                            *  Temperature
                                                            *  Pressure
                                                            *  Speed
                                                            *  Electrical
                                                            *  Sound
                                                            *  Light
                                                      Automatic Test Equipment

                  Data Processing . . . . . . .  .    Workstations
                                                      Personal Computers
                                                      Printers
                                                      Point of Sale Terminals
                                                      Bar-code Readers
                                                      Minicomputers
                                                      Mainframes
                                                      Disk Drives
                                                      Tape Drives

         The Company also sells products for military and selected medical equipment.

         While Maxim's proprietary products have received substantial market acceptance, Maxim has experienced additional competition as Maxim's competitors have developed second sources for Maxim's successful innovative proprietary products. Typically in the semiconductor industry, when a proprietary product becomes second sourced, the credibility of the original design is enhanced, and there is an opportunity to increase total revenues as the potential customers' reluctance to design in a sole source product is removed, but gross margins may be adversely affected due to increased price competition.

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

MANUFACTURING

         Once a product has been designed and released to production, Maxim uses its own wafer fabrication facilities and to a small extent silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing before being sent to subcontractors, where they are cut into individual circuits and assembled into a variety of packages. Products accounting for approximately 50% of the worldwide revenue of the Company are functionally tested by a subcontractor located in the Philippines. The Company owns the test equipment used by the subcontractor and pays a fee for the operation of the test facilities. Units from these lots are then sample tested and inspected for final quality assurance. The rest of the products are fully tested at Maxim upon receipt from the subcontractor.

         The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. Nineteen different process technologies are currently used for wafer fabrication of the Company's products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits although newer processes do utilize and require some of these facilities and equipment.

         In addition, hybrid products are manufactured using a complex multi-chip technology featuring thin-film, thick-film, and laser-trimmed resistors.

         For redundant supply of these technologies in multiple fabrication lines, the Company relies on its two geographically remote fabrication facilities and, to a small extent, manufacturing subcontractors. The Company currently uses three subcontract silicon foundries which represent less than 8% of wafer production. Each of the subcontractors currently used by Maxim are unrelated to Maxim.

         In December 1989, the Company acquired wafer fabrication facility capable of producing 3 micron CMOS and bipolar products. Maxim leased the building housing the facility and purchased all manufacturing assets required for its manufacturing operations. In May 1994, the Company acquired a mixed-class wafer fabrication facility capable of producing CMOS and bipolar products (see "Item 2. Properties" below).

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

SALES AND MARKETING

         In the United States and Canada, the Company sells its products through a direct sales organization comprised of 12 regional sales offices and through distribution. The distribution portion is through four national and three regional and/or specialist distributors with a combined total of approximately 115 locations. As is customary in the industry, domestic distributors are entitled to certain price rebates and limited product return privileges.

         International sales are conducted by 10 Maxim sales offices and 33 sales representative organizations and distributors. The Company sells in both United States dollars and local currency. Over half of the Company's international sales are billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations. A portion of the sales in UK, French, and German affiliates are denominated in the local currencies. The majority of the sales to customers in Japan are denominated in the Yen. The Company placed foreign currency forward contracts to protect the United States dollar value of its firm commitments and net monetary assets. Changes in the relative value of the dollar, however, may create pricing pressures for Maxim's products. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, are longer than for U.S. customers, and certain major foreign customers habitually pay for product well beyond the payment dates.


         As is customary in the semiconductor industry, the Company's domestic distributors may market products competitive with Maxim's. The Company's independent sales representatives and foreign distributors may not represent competitive product lines, although they are permitted to sell non-competing products for other companies.

         International sales accounted for approximately 52%, 49% and 57% of net revenues in fiscal 1994, 1995 and 1996, respectively. See Note 12 of "Financial

Information - Notes to Consolidated Financial Statements" set forth in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996.

         The Company also sells product directly to certain customers. In particular, the Company has a long-term supply arrangement with Tektronix, Inc. for the supply of products manufactured by Tektronix prior to its sale of its integrated circuits operation ("ICO") to the Company and for new designs created by Tektronix.

         Due to the relatively lengthy manufacturing cycle, the Company builds some of its inventory in advance of receiving orders from its customers. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some Company products and shortages of others. Such shortages can adversely affect customer relations; surpluses can result in larger than desired inventory levels.

         As of June 30, 1996, the Company's backlog was approximately $140 million as compared to approximately $199 million at June 30, 1995. The Company includes in its backlog customer released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, the Company's backlog includes its orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.

         The Company warrants its products to its customers generally for 12 months from shipment, but in certain cases for longer periods. Warranty expense to date has been minimal.

RESEARCH AND DEVELOPMENT

         The Company believes that research and development is critical to its future success. Objectives for the research and development function include definition and design of innovative proprietary products that meet customer needs, development of second-source products, design of parts for high yield and reliability, and development of manufacturing processes to support an expanding product line.

         Research, development, and engineering expenses were approximately $22.6 million, $42.4 million and $47.5 million in fiscal 1994, 1995 and 1996, respectively.

COMPETITION

         The analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some segment of the Company's business. Maxim's primary competitors are

Analog Devices, Inc., and Linear Technology Corporation. Other competitors with respect to some of the Company's products include Burr-Brown Corporation, Harris Corporation, Lucent Technologies, Micrel, Inc., Motorola, Inc., National Semiconductor Corporation, Philips Electronics N.V., Siliconix Incorporated, Sipex Corporation, TelCom Semiconductor, Inc., and Texas Instruments Incorporated. While Japanese and other foreign manufacturers have not played a major role in markets from which the Company currently derives the bulk of its revenue, they possess the necessary technical and financial capabilities to participate in these markets, and there can be no assurance that significant foreign competition will not develop in the future. Many of Maxim's competitors have substantially greater financial, manufacturing, and marketing resources than the Company, and some of Maxim's competitors have greater technical resources. The Company believes it competes favorably with these corporations primarily on the basis of technical innovation, product definition, quality, and service. There can be no assurance that competitive factors will not adversely affect the Company's future business.

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS

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

         Maxim currently owns 55 U.S. patents and 22 foreign patents with expiration dates ranging from December 1997 to March 2015. In addition, the Company has applied for 34 U.S. patents, a large number of which have corresponding patent applications in multiple foreign jurisdictions. It is the Company's policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous.

         There can be no assurance that any patent will issue on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. In addition, the Company has registered certain of its mask sets under the Semiconductor Chip Protection Act of 1984. The Company believes that patent and mask work protection are of less significance in its business than experience, innovation, and management skill.

         Maxim has registered several of its trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions.

         Maxim is a party to a number of licenses, including patent licenses and other licenses obtained from Tektronix in connection with its acquisition of Tektronix's ICO in fiscal 1994.

         Because of the many technological developments and the technical complexity semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, the Company has received, and in the future may receive, notice of claims of infringement by its products on intellectual property rights of third parties. If any such infringements were to exist, the Company might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, the practice of offering licenses appears to be generally continuing. However, no assurance can be given that the Company will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to Maxim. In those circumstances where an acceptable license is not available, the Company would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement.

ENVIRONMENTAL REGULATION

         Federal, state, and local regulations impose a variety of environmental controls on the storage handling discharge and disposal of certain chemicals and gases used in semiconductor manufacturing. The Company's facilities have been designed to comply with these regulations, and it believes that its activities are conducted in material compliance with such regulations. There can be no assurance, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon the Company. Any failure of the Company to control adequately the storage use and disposal of regulated substances could result in future liabilities.

         Increasing public attention has been focused on the environmental impact of electronic manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from environmental regulations, there can be no assurance that changes in such regulations will not impose costly equipment or other requirements.

EMPLOYEES

         As of June 30, 1996, Maxim had 1,987 employees, of which 279 were in engineering, research and development, 983 in manufacturing and operations, 252 in marketing and sales, and 60 in finance and administration. In addition, the Company retained 413 temporary employees, principally in manufacturing and operations.

         The supply of skilled analog designers and other engineers required for Maxim's business is limited, and competition for such personnel is intense. The Company's growth also requires the hiring or training of additional middle level managers. If the Company is unable to hire, retain, and motivate qualified technical and management personnel, its operations and financial results will be adversely affected.

         None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

MAXTEK COMPONENTS CORPORATION

         In connection with Maxim's 1994 purchase of the integrated circuits business of Tektronix, Inc., Maxim and Tektronix jointly formed a new company, which is equally owned, to operate Tektronix's hybrid circuit business. This new company, named Maxtek Components Corporation, is an independent company devoted to design and production of multichip modules and hybrids. Maxtek's principal customer, Tektronix, accounts for over 50% of its revenue. Under Maxtek's supply agreements, all of its costs related to the Tektronix supply agreement are reimbursed on a cost plus profit basis. High-frequency designs often require a multitude of component technologies, and there are no monolithic IC processes currently available that can combine the performance advantages of all disparate technologies. High-frequency modules and hybrids are intended to combine the optimum technologies and deliver maximum performance.

RISK FACTORS

         An investment in the securities of Maxim involves certain risks. In evaluating the Company and its business, prospective investors should give careful consideration to the factors listed below, in addition to the information provided elsewhere in this Annual Report on Form 10-K and in other documents filed with the Securities and Exchange Commission.

         The statements contained in this annual report on form 10-K which are not purely historical are forward looking statements, including statements regarding the Company's expectations, plans, or intentions regarding the future. All forward looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Forward looking statements in this annual report on form 10-K involve risk and uncertainty, including risk factors discussed below.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields and manufacturing efficiency, adequate availability of wafers and manufacturing capacity, changes in product mix, and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The semiconductor industry experienced increased demand during the period through 1995 and production capacity constraints affected the industry's, including Maxim's, ability to meet that demand. More recently, demand on the industry has declined and it is uncertain what level of demand will prevail in the future for the industry and the Company. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in its projections and future operating results on a quarterly or annual basis.

         The Company's ability to realize its revenue goals and projections is affected by its ability to match current production mix with the product mix required to fulfill orders received within a quarter for delivery in that quarter (referred to as "turns business"). This issue, which has been one of the distinguishing characteristics of the analog integrated circuit industry, results from the very large number of individual parts offered for sale (in Maxim's case, in excess of 7,000 separate line items) combined with limitations on the ability to forecast orders accurately. Because of this extreme complexity in the Company's business, no assurance can be given that the Company will achieve an optimum match of manufacturing and shippable orders.

DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES

         The Company's future success will depend in part on its continued ability to introduce new products and to develop new process technologies. Semiconductor design and process technology are subject to rapid technological change, requiring a high level of expenditures for research and development. Design and process development for the analog portion of the market, in which the Company participates, are particularly challenging. The success of new product introductions is dependent on several factors, including proper new product selection, timely product introduction, achievement of acceptable production yields, and market acceptance. From time to time, Maxim has not fully achieved its new product introduction and process development goals. For example, increasing manufacturing capacity and efficiency in newer processes supporting the Company's most advanced CMOS products and the Company's products manufactured on its high-frequency processes has advanced at a slower rate than planned. There can be no assurance that the Company will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive substantial market acceptance.

         In addition, the Company's growth is dependent on its continued ability to penetrate new markets such as the high-frequency communications segment of the electronics market where the Company has limited experience and competition is intense. There can be no assurance that the markets being served by the Company will continue to grow; that the Company's existing and new products will meet the requirements of such markets; that the Company's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profit in these markets.

MANUFACTURING RISKS

         The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage, or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company has from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. There can be no assurance that the Company will not experience a decrease in manufacturing yields or that the Company will be able to maintain acceptable manufacturing yields in the future.

         The number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences delays in its wafer fab, assembly or final test operations, its results of operations could be adversely affected. During periods of decreased demand, fixed wafer fabrication costs could have an adverse effect on the Company's financial condition, gross margins, or results of operations.

         The Company manufactures over 90% of its products at two internal wafer fabrication facilities. One of those fabs is currently operating at capacity. Given the nature of the Company's products, it would be difficult to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize one of the Company's manufacturing facilities as a result of fire, natural disaster or otherwise, would have a material adverse effect on the Company's results of operations.

COMPETITION

         The Company experiences intense competition from a number of companies, many of which have significantly greater financial, manufacturing and marketing resources than the Company and some of which have greater technical resources than the Company. To the extent that the Company's proprietary products become more successful, competitors will offer second sources for some of those products, possibly causing some erosion of profit margins. Although Japanese and other foreign manufacturers have not played a major role in the markets from which the Company currently derives the bulk of its revenue, they possess the necessary technical and financial capabilities to participate in these markets, and there can be no assurance that significant foreign competition will not develop in the future. See "Business-Competition".

DEPENDENCE ON INDEPENDENT FOUNDRIES AND SUBCONTRACTORS

         Although the Company has an internal capability to fabricate most of its wafers, Maxim remains dependent on outside silicon foundries for a small but important portion of its wafer fabrication. Each of the foundries currently used by Maxim is unrelated to Maxim and is a relatively small operation. As is typical in the semiconductor industry, the Company has experienced from time to time disruptions in the supply of processed wafers from these foundries due to quality problems, failure to achieve satisfactory electrical yields and capacity limitations. Procurement from foundries is done by purchase order rather than long-term contracts. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the limited quantities of products produced by these foundries would be adversely affected if the company were unable to find alternate sources of supply or successfully produce the required wafers itself.

         Maxim relies primarily on subcontractors located in the Philippines, Malaysia and South Korea to separate wafers into individual integrated circuits and package them. The Company also relies on an outside subcontractor to operate a captive test facility in the Philippines which is responsible for testing approximately 60% of the Company's unit shipments. In the past, South Korea and the Philippines have experienced relatively severe political disorders, labor disruptions, and natural disasters. Although the Company has been affected by these problems, none has materially affected the Company's revenues to date. However, similar problems in the future or more aggravated consequences of current problems could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense. See "Business-Manufacturing".

AVAILABILITY OF MATERIALS, SUPPLIES, AND SUBCONTRACT SERVICES

         The semiconductor industry has been in the midst of a very large expansion of fabrication capacity and production worldwide. As a result of increasing demands from semiconductor manufacturers, availability of certain basic materials and supplies, such as polysilicon, silicon wafers, lead frames and molding compounds, and of subcontract services, like epitaxial growth and ion implantation, which is essential to a large portion of Maxim's production, and assembly of integrated circuits into packages, have been in short supply. Maxim devotes continuous efforts to maintaining availability of all required materials, supplies and subcontract services. However, Maxim does not have long- term agreements providing for all of these materials, supplies and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have materially adverse effects on Maxim's ability to achieve its planned production.

DEPENDENCE ON INDEPENDENT DISTRIBUTORS AND SALES REPRESENTATIVES

         A significant portion of the Company's sales are realized through electronics distributors and independent sales representatives that are not under the direct control of the Company. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company's products or terminate their representation of the Company. As noted above, payment terms for foreign distributors are substantially longer, either according to contract or de facto, than for U.S. customers, and the inability to collect open accounts could adversely affect the Company's results of operation. One of Maxim's most direct competitors, Analog Devices Inc., has attempted in past years to successfully cause U.S. distributors to stop distributing Maxim products. Additional terminations by significant distributors or representatives could have a material adverse impact on the Company. See "Business-Sales and Marketing."


FUTURE REVENUE FROM ACQUIRED BUSINESS

         During fiscal 1994, the Company acquired the integrated circuit operation ("ICO") of Tektronix, Inc. The Company's ability to successfully exploit the acquisition is dependent upon a number of factors, including completion of development of manufacturable processes acquired from Tektronix, development of new high-frequency processes, development of new products designed on the acquired high-frequency processes for Tektronix and its former customers and, to a large extent, for customers that have not historically purchased high-frequency products from the Company or Tektronix. In addition, the Company's ability to meet its sales commitments to existing customers and to expand its sales to those and to new customers depends on the Company's ability to achieve acceptable yields and production levels. While the Company has devoted substantial attention to production issues associated with the acquired facility, the Company continues to experience lower than satisfactory manufacturing yields to meet customer demand. The high-frequency business is a potentially large growth area for the Company, and the Company's inability to successfully address one or more of these challenges could materially adversely affect its business.

PROTECTION OF PROPRIETARY INFORMATION

         The Company relies primarily upon know-how, rather than on patents, to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company's products or that the confidentiality agreements upon which the Company relies will be adequate to protect its interests. Other companies have obtained patents covering a variety of semiconductor designs and processes, and the Company might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products. There can be no assurance that Maxim would be able to obtain licenses, if required, upon commercially reasonable terms. See "Business-Patents and Licenses."

FOREIGN TRADE AND CURRENCY EXCHANGE

         Many of the materials and manufacturing steps in the Company's products are supplied by foreign companies, and approximately 57% of the Company's net revenues in fiscal 1996 were from foreign customers. Accordingly, both manufacturing and sales of the Company's products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company's products to foreign customers or decrease the costs of products from the Company's foreign competitors. See "Business-Manufacturing" and "Business-Sales and Marketing."

DEPENDENCE ON KEY PERSONNEL

         The Company's success depends to a significant extent upon the continued service of its president, John F. Gifford, its other executive officers, and key management and technical personnel, particularly its experienced analog design engineers, and on its ability to continue to attract, retain and motivate qualified personnel.

         The Company does not maintain any key person life insurance policy on any such person. The competition for such employees is very intense. The loss of the services of Mr.Gifford, or of one or more of the Company's executive officers, design engineers, other key personnel, or the inability to continue to attract qualified personnel, could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

         Maxim's headquarters are located in a 63,000 square foot building in Sunnyvale, California, which the Company purchased in October 1987. Between December 1989 and June 1996, the Company has purchased 6 buildings adjacent to its headquarters building in Sunnyvale with an aggregate of 94,800 square feet of space. These buildings serve as the executive offices of the Company and also provide space for engineering, manufacturing, administration, customer service and other uses. In December 1989, in connection with acquiring one of its wafer fabrication facilities, Maxim assumed the operating lease of the 30,000 square foot building housing these assets in Sunnyvale, California. This lease extends through November 2003 and has a five year lease extension option. In May 1994, Maxim purchased the Tektronix integrated circuit operation. This facility, located in Beaverton, Oregon on 21 acres, totals 226,000 square feet and contains 60,000 square feet of wafer fabrication areas as well as engineering, manufacturing, and general office space. A portion of the space is leased to unrelated parties. The Company expects these buildings and the contiguous land to be adequate for its purposes through fiscal 1997.

         In 1996, the Company began construction of an approximate 130,000 square foot facility in the Philippines. The facility is currently planned to be completed in the first half of 1997 and would initially be used for test operations.

         In 1996, the Company acquired an approximate nine acre parcel in Sunnyvale, California. The Company plans to build a wafer fabrication facility on this site in the future as demand dictates.

ITEM 3. LEGAL PROCEEDINGS

         The information required by this item is incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1995, under the heading "Item 3. Legal Proceedings" and Form 10-Q for the quarterly period ended March 31, 1996, under the heading "Item 1: Legal Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996 under the headings "Financial Information - Financial Highlights by Quarter" and "Corporate Data, Stockholder Information."

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996 under the heading "Financial Information - Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996 under the heading "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996 under the headings "Financial Information - Consolidated Balance Sheets, - Consolidated Statement of Income, - Consolidated Statements of Stockholders' Equity, - Consolidated Statement of Cash Flows, - Notes to Consolidated Financial Statements, - Report of Ernst & Young LLP, Independent Auditors and - Financial Highlights by Quarter."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Other than as follows, the information required by this item is incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the headings "Proposal 1 - Election of Directors" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934."


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                                        Age               Position

John F. Gifford                             55                President, Chief Executive Officer and Chairman of
                                                              the Board

Frederick G. Beck                           59                Vice President

Ziya G. Boyacigiller                        44                Vice President

Michael J. Byrd                             36                Vice President and Chief
                                                              Financial Officer

Stephen R. Combs                            46                Vice President

Tunc Doluca                                 38                Vice President

Kenneth J. Huening                          35                Vice President

William N. Levin                            55                Vice President

Robert F. Scheer                            43                Vice President

Richard E. Slater                           45                Vice President and Chief Accounting Officer

Vijay Ullal                                 38                Vice President

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

         Mr. Levin joined Maxim in August 1990 as Vice President. From 1987 and until joining Maxim, he was Vice President, Program Management, for Shugart Corporation.

         Mr. Scheer joined Maxim in June 1983 and was promoted to Vice President in June 1992.

         Mr. Slater joined Maxim in March 1984, has served as Controller since 1986 and was promoted to Vice President in August 1990.

         Mr. Ullal joined Maxim in December 1989 and was promoted to Vice President in March 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are included in the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8.

         Consolidated Balance Sheets at June 30, 1996 and 1995.

         Consolidated Statements of Income for each of the three years in the period ended June 30, 1996.

         Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 1996.

         Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1996.

         Notes to Consolidated Financial Statements

(a) (2) The following financial statement schedule is filed as part of this Form 10-K.

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

Date:    September 25, 1996      MAXIM INTEGRATED PRODUCTS, INC.

                                     By   /s/ Michael J. Byrd
                                          Michael J. Byrd, Vice President
                                          and Chief Financial Officer (For
                                          the Registrant and as Principal
                                          Financial Officer)

                                     By   /s/ Richard E. Slater
                                          Richard E. Slater, Vice President and
                                          Chief Accounting Officer (Principal
                                          Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                              Date
/s/ John F. Gifford                 President, Chief                   September 25, 1996
- -------------------
John F. Gifford                     Executive Officer and
                                    Chairman of the Board
                                    (Principal Executive Officer)


/s/ James R. Bergman                Director                           September 25, 1996
- --------------------
James R. Bergman


/s/ Robert F. Graham                Director                           September 25, 1996
- --------------------
Robert F. Graham


/s/ A.R. Wazzan                     Director                           September 25, 1996
- --------------------
A.R. Wazzan

                                  EXHIBIT INDEX

Exhibit              Sequentially
Number               Numbered Page                   Description
- -------              -------------                   -----------
3.1                        0                         Restated Certificate of Incorporation of the Company as
                                                     filed with the Delaware Secretary of State on September 21,
                                                     1995

3.2                        0                         Bylaws of the Company

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



- ---------------------
(1) Management contract or compensatory plan or arrangement.


                                                     of March 31, 1994, as amended,
                                                     with certain attachments(2)

10.10                      0                         Technology Transfer Agreement dated May 27, 1994 by and
                                                     between the Company and Tektronix, Inc.(2)

10.11                      0                         Incentive Stock Option Plan, as amended(1)

10.12                      0                         1987 Supplemental Stock Option Plan, as amended(1)

10.13                      0                         Nonemployee Stock Option Plan, as amended(1)

10.14                      0                         1987 Employee Stock Participation Plan, as amended(1)

10.15                                                1988 Nonemployee Director Stock Option Plan, as amended(1)

10.16                                                1996 Stock Incentive Plan(1)

11.1                                                 Statement re Computation of Income Per Share

13.1                                                 Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1996 incorporated by reference into the
                                                     Form 10-K

21                                                   List of Subsidiaries

23                                                   Consent of  Ernst & Young LLP, Independent Auditors



* Incorporated by Reference to the Company's Registration Statement on Form S-1 No. 33-19561.

- ---------------------------
(2) Schedules and certain attachments omitted pursuant to Item 601(b) of Registration S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Commission. Certain material omitted pursuant to the request for confidential treatment by the Company.

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

+ Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

Z Incorporated by Reference to the Company's Form 8-K filed with the Commission on June 11, 1994.

0 Incorporation by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

                         MAXIM INTEGRATED PRODUCTS, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING
                                    ACCOUNTS
                             (amounts in thousands)

                                                     Additions
                                                      Charged
                                   Balance at         to Costs                          Balance at
                                    Beginning            and                                End
                                    of Period         Expenses      Deductions (1)       of Period
                                   ----------         --------      -------------       ----------
Allowance for doubtful accounts:

     Year ended June 30, 1994        $   378             $  35              $ 34           $  379

     Year ended June 30, 1995        $   379             $ 805              $ 39           $1,145

     Year ended June 30, 1996        $ 1,145             $ 154              $  9           $1,290

- ---------------
(1) Uncollectible accounts written off.