Form 10-Q
period 1996-09-30
MAXIM INTEGRATED PRODUCTS INC
filed 1996-11-13
CIK 743316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -------     EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -------     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
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

                     YES   X               NO
                        -------              -------

         CLASS:   COMMON STOCK,                OUTSTANDING AT NOVEMBER 1, 1996
                  $.001 PAR VALUE                         61,522,890 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE
         ITEM 1. Financial Statements

                  Consolidated Balance Sheets                              3
                    As of June 30, 1996 and September 30, 1996

                  Consolidated Statements of Income                        4
                    for the three months ended

                    September 30, 1995 and 1996

                  Consolidated Statements of Cash Flows                    5
                    for the three months ended September 30,
                    1995 and 1996

                  Notes to Consolidated Financial Statements             6-7

         ITEM 2. Management's Discussion and Analysis of Financial      8-10
                    Condition and Results of Operations

PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                12

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

                                                                    June 30,       September 30,
(Amounts in thousands)                                                1996             1996
===============================================================================================
                                                                                    (Unaudited)
ASSETS
------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                      $  60,283            $  59,316
   Short-term investments                                            68,970               78,874
------------------------------------------------------------------------------------------------
    Total cash, cash equivalents and short-term investments         129,253              138,190

   Accounts receivable, net                                          80,664               82,002
   Inventories                                                       30,471               34,597
   Prepaid taxes and other current assets                            24,163               23,322
------------------------------------------------------------------------------------------------
         Total current assets                                       264,551              278,111
------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
     accumulated depreciation                                       147,068              154,896
Other assets                                                          6,175                6,354
------------------------------------------------------------------------------------------------
                                                                  $ 417,794            $ 439,361
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Current liabilities:

   Accounts payable                                                  29,738               24,755
   Income taxes payable                                              19,323               15,078
   Accrued salaries                                                  12,897               13,549
   Accrued expenses                                                  11,880               16,128
   Deferred income on shipments to distributors                      14,531               16,863
------------------------------------------------------------------------------------------------
         Total current liabilities                                   88,369               86,373
------------------------------------------------------------------------------------------------
Other liabilities                                                     4,000                4,000
Commitments and Contingencies
------------------------------------------------------------------------------------------------
Stockholders' equity:

   Common stock                                                          62                   62
   Additional paid-in capital                                        89,939               81,525
   Retained earnings                                                236,796              268,188
   Translation adjustment                                            (1,372)                (787)
------------------------------------------------------------------------------------------------
         Total stockholders' equity                                 325,425              348,988
------------------------------------------------------------------------------------------------
                                                                  $ 417,794            $ 439,361
================================================================================================

See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.

-----------------------------------------------------------------------------------------------
For the three months ended September 30,                          1995                  1996
(Amounts in thousands, except per share data)                 (unaudited)           (unaudited)
===============================================================================================
Net revenues                                                   $   96,443             $ 101,000
Cost of goods sold                                                 38,597                33,027
===============================================================================================
       Gross margin                                                57,846                67,973
-----------------------------------------------------------------------------------------------
Operating expenses:
   Research and development                                        12,200                11,896
   Selling, general and administrative                             10,869                 9,948
-----------------------------------------------------------------------------------------------
                                                                   23,069                21,844
-----------------------------------------------------------------------------------------------
       Operating income                                            34,777                46,129
Interest income, net                                                1,072                 1,434
-----------------------------------------------------------------------------------------------
       Income before provision for income taxes                    35,849                47,563
Provision for income taxes                                         13,264                16,171
-----------------------------------------------------------------------------------------------
       Net income                                              $   22,585             $  31,392
-----------------------------------------------------------------------------------------------
Income per share                                               $     0.32             $    0.45
-----------------------------------------------------------------------------------------------
Common and common equivalent shares                                70,551                70,384
===============================================================================================

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.

----------------------------------------------------------------------------------------------------
For the three months ended September 30,
Increase (decrease) in cash and cash equivalents                              1995           1996
(Amounts in thousands)                                                     (unaudited)    (unaudited)
====================================================================================================
Cash flows provided by operating activities:
Net income                                                                   $ 22,585       $ 31,392
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              2,558          4,929
     Reduction  of equipment value                                                816              0
     Changes in assets and liabilities:
       Accounts receivable                                                    (25,971)        (1,338)
       Inventories                                                              4,617         (4,126)
       Prepaid taxes and other current assets                                    (152)           841
       Accounts payable                                                        (1,808)        (4,983)
       Income taxes payable                                                    12,977           (950)
       Deferred income taxes                                                   (4,450)             0
       Deferred income on shipments to distributors                             7,170          2,332
       All other accrued liabilities                                            1,108          4,900
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      19,450         32,997
----------------------------------------------------------------------------------------------------
Cash flows provided by investing activities:
     Additions to property, plant and equipment                                (8,746)       (12,172)
     Deposits and other non-current assets                                      4,556           (179)
     Purchases of held-to-maturity securities                                 (37,492)       (24,313)
     Proceeds from maturities of held-to maturity securities                   20,882         14,409
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (20,800)       (22,255)
----------------------------------------------------------------------------------------------------
Cash flows provided by financing activities:
     Issuance of common stock                                                   6,083          4,605
     Principal payments on capital lease obligations                              (29)             0
     Repurchase of  Common Stock                                              (11,772)       (16,314)
----------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (5,718)       (11,709)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           (7,068)          (967)
Cash and cash equivalents:
     Beginning of year                                                         54,966         60,283
----------------------------------------------------------------------------------------------------
     End of period                                                           $ 47,898       $ 59,316
====================================================================================================

See accompanying notes.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):    June 30,     September 30,
                                          -------      ------------
                                           1996            1996
                                           ----            ----
                                         (audited)      (unaudited)
Raw materials                            $  3,720        $  5,067

Work in process                            16,908          19,224

Finished goods                              9,843          10,306
                                         --------        --------

                                         $ 30,471        $ 34,597
                                         ========        ========


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

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: INVESTMENT SECURITIES

At September 30, 1996, all debt securities, which consist of U.S. Treasury securities and various municipal bond obligations collaterized by U.S. Treasury Securities all maturing within one year, are designated as held-to-maturity and carried at amortized cost which approximates market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on held-to-maturity securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as held-to-maturity is included in investment income.

Investment in held-to-maturity securities at September 30, 1996 is as follows:

         (Amounts in thousands)                         Cost
         ------------------------                      -------
         U.S. Treasury securities                      $76,028
         Municipal bonds                                 2,846
                                                       -------
                                                       $78,874
                                                       =======

All held-to-maturity securities are included in short-term investment at September 30, 1996. There were no gross realized gains or losses for the three months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased 4.7% in the three months ended September 30, 1996 compared to the same period a year ago. The increase related primarily to higher unit shipments as a result of continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second source products. During the quarter 56% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company does place foreign currency contracts to mitigate its risks on its backlog denominated in foreign currencies, and as a result, the impact due to changes in foreign currency on the Company's operating results for the quarter was minimal.

Gross margin increased to 67.3% in the three months ended September 30, 1996, compared to 60% for the three months ended September 30, 1995. The improvement was principally due to increases in manufacturing productivity in the Company's Beaverton, Oregon manufacturing facilities and improvements in the Company's other manufacturing areas obtained through increased economies of scale. In addition, Q196 gross margins were negatively affected by $3.5 million of non-recurring costs associated with the Company's expansion of its Beaverton facility.

Research and development expenses were 11.8% of net revenues in the three months ended September 30, 1996, compared to 12.6% in the three months ended September 30, 1995. Research and development expenses in Q197 reflect higher spending associated with the Company's new product development efforts offset by certain expenses recorded in Q196 that did not reoccur in the current quarter.

In absolute dollars, from Q196 to Q197, selling, general and administrative expenses declined $921,000 to $9.9 million. This decline was a result of the Company's cost control measures and savings realized through the establishment of direct sales force.

The Company's operating income increased 9.6 percentage points to 45.7% of net revenues in the three months ended September 30, 1996, compared to the three months ended September 30, 1995 as a result of the factors cited above.

Net interest income increased to $1.4 million in the three months ended September 30, 1996 compared to $1.1 million the same period a year ago, as a result of higher invested cash balances.

The decrease in the effective tax rate to 34% in the three months ended September 30, 1996, compared to 37% in the three months ended September 30, 1995, was primarily attributable to the restoration of Federal research and development tax credit.

OUTLOOK

As expected, backlog shippable in the next 12 months continued to decline, ending at $103 million. However, orders requested for near-term delivery represent a higher percentage of current backlog than they did one year ago. Of our ending Q197 backlog, 72% is shippable in the next three months, compared to 59% in Q496. The Company also experienced a substantial increase in turns orders over Q496 levels. (Turns orders are customer orders that are for delivery within the same quarter and can be shipped within the quarter if the Company has inventory available that matches those orders.) Since the majority of Q197 bookings were requested by our customers for delivery in Q1 and Q2 of FY97, we believe that end-equipment manufacturers continued to reduce their semiconductor inventories during Q1.

The Company had $23 million in customer cancellations during Q1, down from $32.6 million in Q496. Since Q1 cancellation rates have reduced from Q496 levels, we also believe that customer inventory adjustments are approaching an end. Based on current Q2 order cancellation rates, we expect to have fewer total cancellations in Q2 than in any of the previous three quarters.

To date in Q297, weekly booking rates have increased to the point that they are now approaching our Q197 revenue levels. While higher booking and lower cancellation rates are encouraging, our ability to maintain and increase revenues from Q197 levels is dependent upon the turns orders the Company receives during Q2 and the degree to which those orders match with inventories that are available for shipment within the current quarter. Further revenue growth in Q3 and Q4 will be dependent upon booking rates continuing to increase from current levels.

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: The statements in this Outlook section are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are made based on information available to the Company as of the date hereof, and the Company assumes no duty to update any forward-looking statements. Forward-looking statements in this document involve risk and uncertainty. Important factors, including overall economic conditions, demand for electronic products and semiconductors generally, demand for the Company's products in particular, availability of raw material, equipment, supplies and services, unanticipated manufacturing problems, technological and product development risks, competitors' actions and other risk factors described in the Company's filings with the Securities and Exchange Commission could cause actual results to differ materially from those stated in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first three months of fiscal year 1997 have been the net cash generated from operating activities of $32,997,000 and the issuance of common stock of $4,605,000. The principal uses of funds have been the repurchase of common stock of $16,314,000, purchase of $9,904,000 in short-term investments, and the purchase of $12,172,000 in property, plant and equipment.

The Company believes it possesses sufficient liquidity and capital resources to fund its operations in the current fiscal year.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibit has been filed with this report:

                  11.1       Computation of Income per Share

         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1996

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVEMBER 13, 1996                     MAXIM INTEGRATED PRODUCTS, INC.
-----------------                     -------------------------------
   (Date)                                      (Registrant)


                                      /s/ Michael J. Byrd
                                      ------------------------
                                      Michael J. Byrd
                                      Vice President and Chief Financial
                                      Officer (For the Registrant and
                                      Principal Financial Officer)


                                      /s/ Richard E. Slater
                                      ------------------------
                                      Richard E. Slater
                                      Vice President and Chief Accounting
                                      Officer (Principal Accounting Officer)