Form 10-Q
period 1996-12-31
MAXIM INTEGRATED PRODUCTS INC
filed 1997-02-14
CIK 743316

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _________ TO _________

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

         CLASS:  COMMON STOCK,               OUTSTANDING AT FEBRUARY 10, 1997
                 $.001 PAR VALUE                    63,756,551 SHARES

                        MAXIM INTEGRATED PRODUCTS, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION                                                      PAGE
                                                                                   ----
         ITEM 1. Financial Statements

                 Consolidated Balance Sheets                                         3
                   As of June 30, 1996 and December 31, 1996

                 Consolidated Statements of Income                                   4
                   for the three and six months ended
                   December 31, 1995 and 1996

                 Consolidated Statements of Cash Flows                               5
                   for the six months ended December 31,
                   1995 and 1996

                 Notes to Consolidated Financial Statements                        6-7

         ITEM 2. Management's Discussion and Analysis of Financial                 8-10
                   Condition and Results of Operations

PART II. OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security Holders                11
         ITEM 6. Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                          12

                          CONSOLIDATED BALANCE SHEETS

                        MAXIM INTEGRATED PRODUCTS, INC.


----------------------------------------------------------------------------------------------
                                                                 June 30,       December 31,
(Amounts in thousands)                                             1996             1996
==============================================================================================
ASSETS                                                          (Audited)        (Unaudited)
----------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                   $   60,283          $   35,869
  Short-term investments                                          68,970             142,903
--------------------------------------------------------------------------------------------
    Total cash, cash equivalents and short-term investments      129,253             178,772

  Accounts receivable, net                                        80,664              81,556
  Inventories                                                     30,471              37,470
  Prepaid taxes and other current assets                          24,163              23,753
--------------------------------------------------------------------------------------------
         Total current assets                                    264,551             321,551
--------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
    accumulated depreciation                                     147,068             162,015
Other assets                                                       6,175               6,438
--------------------------------------------------------------------------------------------
                                                               $ 417,794           $ 490,004
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                            $   29,738          $   19,068
  Income taxes payable                                            19,323               7,174
  Accrued salaries                                                12,897              11,838
  Accrued expenses                                                11,880              14,679
  Deferred income on shipments to distributors                    14,531              15,930
--------------------------------------------------------------------------------------------
         Total current liabilities                                88,369              68,689
--------------------------------------------------------------------------------------------
Other liabilities                                                  4,000               4,000
Commitments and Contingencies
--------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                                        62                  64
  Additional paid-in capital                                      89,939             115,839
  Retained earnings                                              236,796             301,502
  Translation adjustment                                          (1,372)                (90)
--------------------------------------------------------------------------------------------
         Total stockholders' equity                              325,425             417,315
--------------------------------------------------------------------------------------------
                                                               $ 417,794           $ 490,004
============================================================================================

See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME

                        MAXIM INTEGRATED PRODUCTS, INC.

--------------------------------------------------------------------------------------------------
                                                    Three Months Ended         Six Months Ended
(Amounts in thousands, except per share data)           December 31,             December 31,
                                                    ----------------------------------------------
(Unaudited)                                          1995          1996         1995         1996
==================================================================================================
Net revenues                                      $ 106,182    $ 104,686    $ 202,625    $ 205,686
Cost of goods sold                                   36,330       35,530       74,927       68,557
--------------------------------------------------------------------------------------------------
    Gross margin                                     69,852       69,156      127,698      137,129
--------------------------------------------------------------------------------------------------

Operating expenses:
  Research and development                           12,302       11,471       24,502       23,367
  Selling, general and administrative                 9,661        9,039       20,530       18,987
--------------------------------------------------------------------------------------------------
                                                     21,963       20,510       45,032       42,354
--------------------------------------------------------------------------------------------------
    Operating income                                 47,889       48,646       82,666       94,775

Interest income, net                                  1,148        1,830        2,220        3,264
--------------------------------------------------------------------------------------------------
    Income before provision for income taxes         49,037       50,476       84,886       98,039
Provision for income taxes                           17,163       17,162       30,427       33,333
--------------------------------------------------------------------------------------------------
    Net income                                    $  31,874    $  33,314    $  54,459    $  64,706
--------------------------------------------------------------------------------------------------
Income per share                                  $    0.45    $    0.46    $    0.77    $    0.91
--------------------------------------------------------------------------------------------------
Common and common equivalent shares                  70,827       72,422       70,689       71,403
==================================================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        MAXIM INTEGRATED PRODUCTS, INC.


-----------------------------------------------------------------------------------------------
                                                          For the six months ended December 31,
Increase (decrease) in cash and cash equivalents
(Amount in thousands)(unaudited)                                          1995            1996
-----------------------------------------------------------------------------------------------
Cash flows provided by operating activities:
Net income                                                              $54,459         $64,706
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                          6,419           9,874
   Reduction of equipment value                                           1,344               0
   Changes in assets and liabilities:
        Accounts receivable                                             (37,659)           (892)
        Inventories                                                        (728)         (6,999)
        Prepaid taxes and other current assets                           (3,416)            410
        Accounts payable                                                 18,731         (10,670)
        Income taxes payable                                             24,969          14,255
        Deferred income taxes                                            (4,450)              0
        Deferred income on shipments to distributors                      7,622           1,399
        All other accrued liabilities                                    (5,223)          1,740
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                                62,068          73,823
-----------------------------------------------------------------------------------------------
Cash flows provided by investing activities:
    Additions to property, plant and equipment                           (29,968)       (23,539)
    Deposits and other non-current assets                                  3,229           (263)
    Purchases of held-to-maturity securities                             (59,396)       (24,313)
    Purchases of available-for-sale securities                                 0        (81,469)
    Proceeds from maturities of held-to-maturity securities               50,217         31,849
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (35,918)       (97,735)
-----------------------------------------------------------------------------------------------
Cash flows provided by financing activities:
    Issuance of common stock                                               7,766         16,586
    Repurchase of  Common Stock                                          (27,371)       (17,088)
-----------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (19,605)           (502)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      6,545         (24,414)
Cash and cash equivalents:
    Beginning of year                                                     54,966         60,283
-----------------------------------------------------------------------------------------------
    End of period                                                        $61,511        $35,869
-----------------------------------------------------------------------------------------------

See accompanying notes.

                        MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1996.


NOTE 2: INVENTORIES

Inventories consist of (in thousands):       June 30,               December 31,
                                               1996                     1996
                                               ----                     ----
                                             (audited)              (unaudited)
Raw materials                                 $  3,720                $  5,826

Work in process                                 16,908                  20,947

Finished goods                                   9,843                  10,697
                                              --------                --------

                                              $ 30,471                $ 37,470
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

                        MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: INVESTMENT SECURITIES

At December 31, 1996, all debt securities consist of U.S. Treasury securities maturing within one year. Securities designated as held-to- maturity are carried at amortized cost which approximates market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on held-to-maturity securities are included in investment income. Securities identified as available-for-sale are carried at fair market value. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at December 31, 1996. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in investment income.

All securities are included in short-term investments at December 31, 1996. There were no gross realized gains or losses for the six months ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenues decreased by 1.4% for the three months ended December 31, 1996 compared to the same period a year ago, and increased by 1.5% for the six months ended December 31, 1996 compared to the same period a year ago. Net revenues for the three and six months period ended December 31, 1996 were essentially flat with the comparable periods a year ago. The Company believes this was primarily a result of an inventory accumulation by the Company's customers during fiscal 1996 which reduced their requirement for Maxim's products over the last six months.

During the quarter 56% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company does place foreign currency contracts to mitigate its risks on its backlog and assets denominated in foreign currencies, and as a result, the net impact associated with changes in foreign currency on the Company's operating results for the quarter was minimal.

Gross margin increased to 66.1% and 66.7% in the three and six months ended December 31, 1996, compared to 65.8% and 63.0% for the three and six months ended December 31, 1995. The improvement as compared to the comparable periods a year ago was principally due to increases in manufacturing productivity.

Research and development expenses were 11.0% and 11.4% of net revenues in the three and six months ended December 31, 1996, compared to 11.6% and 12.1% in the three and six months ended December 31, 1995. The decline reflects the absence of certain non-recurring expenses recorded in the comparable periods of 1996 offset by slightly higher spending in 1997.

Selling, general and administrative expenses were 8.6% and 9.2% of net revenues in the three and six months ended December 31, 1996, compared to 9.1% and 10.1% in the three and six months ended December 31, 1995. This decline was a result of the Company's cost control measures and savings realized through the establishment of a direct sales force in the United States during the latter half of fiscal 1996.

The Company's operating income increased to 46.5% of net revenues in the three months ended December 31, 1996, compared to 45.1% in the three months ended December 31, 1995 and increased to 46.1% of net revenues in the six months ended December 31, 1996, compared to 40.8% for the six months ended December 31, 1995, as a result of all the factors cited above.

Net interest income increased to $1.8 million in the three months and $3.3 million in the six months ended December 31, 1996 compared to $1.1 million and $2.2 million the same periods a year ago, primarily as a result of higher invested cash balances and to a lesser extent higher average interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


The decrease in the effective tax rate to 34% in the three months and the six months ended December 31, 1996, was primarily attributable to the restoration of the Federal research and development tax credit.

OUTLOOK

Gross margins for the second quarter were 66.1% compared to 65.8% in Q296 and 67.3% in Q197. The decrease in gross margins from Q197 reflects the Company's strategy to selectively trade gross margin for incremental sales growth. The Company anticipates that to the extent revenue growth resumes, gross margin will trend lower over time as the Company continues to take advantage of business opportunities to increase total profitability.

Backlog shippable in the next 12 months remained flat at Q197 levels of $103 million. Orders requested for delivery in the next three months increased to 77% of the backlog at December 31, 1996, compared to 72% at the end of Q197 and 59% at the end of Q496.

Turns orders received in Q297 increased significantly over those received in Q197. (Turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the quarter if the company has inventory available that matches those orders.) The Company believes that the higher level of turns orders experienced in Q1 and Q2 of fiscal 1997 reflects the relatively short lead times (8-10 weeks) for integrated circuits and customers' belief that shortages will not reappear in the near future. The Company now believes that Q496 represented an inflection point in the inventory correction that began in the second half of FY96.

Booking levels in the United States, Europe and Japan were higher in Q297 than the previous two quarters and the Pacific Rim continued to show strong sequential quarter-over-quarter growth. Customer cancellations were $17 million in Q297 and, while still higher than normal, were lower than the previous six quarters. Booking levels, when analyzed by product line, were higher than the previous two quarters in all product lines except the Company's high-frequency business unit, where bookings have been flat for the past two quarters. Growth in the high-frequency product lines has been hampered by an inventory-based slowdown in the wireless and fiber optic markets and a demand-based slowdown in the automatic test equipment market. Maxim's ability to achieve satisfactory yields and production levels on its state-of-the-art high-speed bipolar processes also has affected Q297 shipments. The Company believes it has made significant progress on improving the manufacturability of these processes, which should result in increased high-frequency shipments in Q397.

While the Company is encouraged by the higher business levels experienced in Q297, continued revenue growth in Q3 and Q4 of fiscal 1997 is dependent upon booking rates increasing over the Q297 levels and continued high levels of turns orders that match available supply.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first six months of fiscal year 1997 have been the net cash generated from operating activities of $73,823,000 and the issuance of common stock of $16,586,000 associated with the Company's stock option programs. The principal uses of funds have been the repurchase of $17,088,000 of common stock, net purchases of $73,933,000 in short-term investments, and the purchase of $23,539,000 in property, plant and equipment.

The Company anticipates that it will spend up to $40 million for capital equipment in fiscal 1997 and believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the foreseeable future.


FORWARD LOOKING INFORMATION

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

PART II:                                OTHER INFORMATION

ITEM  4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of Stockholders on November 14, 1996.

The Stockholders elected the Board's nominees as directors by the votes indicated:

Nominee                                      Votes in Favor              Votes Withheld
-------                                      --------------              --------------
James R. Bergman                               54,725,179                    76,620
John F. Gifford                                54,717,439                    75,420
Robert F. Graham                               54,707,945                    75,420
A.R. Wazzan                                    54,721,959                    76,620

The Company's 1996 Stock Incentive Plan, 1987 Employee Stock Participation Plan, under which an additional 3,500,000 shares of common stock are reserved for issuance, each as amended, were approved with 39,099,609 votes in favor, 11,853,799 against, 23,146 absentions and 4,508,174 non-votes.

The Company's 1988 Nonemployee Director Stock Option Plan under which an additional 15,000 shares of common stock are reserved for issuance, each as amended, were approved with 40,084,889 votes in favor, 10,862,387 against, 132,210 absentions and 4,405,242 non-votes.

The selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1997 was ratified with 55,462,213 votes in favor, 9,167 votes against, 13,348 abstentions and no non-votes.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibit has been filed with this report:

                11.1     Computation of Income per Share

        (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1996

Items 1, 2, 3, and 5 have been omitted as they are not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FEBRUARY 10, 1997                       MAXIM INTEGRATED PRODUCTS, INC.
-----------------                       -----------------------------------
  (Date)                                        (Registrant)




                                        /s/ MICHAEL J. BYRD
                                        -----------------------------------
                                        Michael J. Byrd
                                        Vice President and Chief Financial
                                        Officer (For the Registrant and
                                        Principal Financial Officer)



                                        /s/ RICHARD E. SLATER
                                        -----------------------------------
                                        Richard E. Slater
                                        Vice President and Chief Accounting
                                        Officer (Principal  Accounting Officer)