Form 10-Q
period 1997-03-31
MAXIM INTEGRATED PRODUCTS INC
filed 1997-05-14
CIK 743316

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 1997

                               Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Transition Period from _________ to_________

                   COMMISSION FILE NO. 0-16538

                 MAXIM INTEGRATED PRODUCTS, INC.
     (Exact name of registrant as specified in its charter)

               DELAWARE                         94-2896096
(State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
Incorporation or Organization)

    120 SAN GABRIEL DRIVE,
         SUNNYVALE, CA                               94086
 (Address of Principal Executives Offices)         (Zip Code)

       Registrant's Telephone Number, Including Area Code:
                         (408) 737-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:

                         Yes [x]   No[ ]

     Class:Common Stock,               Outstanding at May 9, 1997
          $.001 par value                    64,514,447 shares

                 MAXIM INTEGRATED PRODUCTS, INC.

                            INDEX

PART I. FINANCIAL INFORMATION                          Page
                                                       ----
     ITEM 1. Financial Statements

          Consolidated Balance Sheets                  3
           As of June 30, 1996 and March 31, 1997

          Consolidated Statements of Income            4
           for the three and nine months ended
           March 31, 1996 and 1997

          Consolidated Statements of Cash Flows        5
           for the nine months ended March 31,
           1996 and 1997

          Notes to Consolidated Financial
          Statements                                   6-7

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                8-10

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K          11-12

SIGNATURES                                             13

                                   2

                  CONSOLIDATED BALANCE SHEETS

                 MAXIM INTEGRATED PRODUCTS, INC.

-------------------------------------------------------------------                         -------------
                                              June 30,    March 31,
                                                1996        1997
(Amounts in thousands)                       (Audited)  (Unaudited)                                                    (Unaudited)
===================================================================
ASSETS
-------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                     $ 60,283  $  11,536
  Short-term investments                          68,970    191,274
-------------------------------------------------------------------
   Total cash, cash equivalents and short-
       term investments                          129,253    202,810
-------------------------------------------------------------------
  Accounts receivable, net                        80,664     83,301
  Inventories                                     30,471     36,463
  Prepaid taxes and other current assets          24,163     28,274
-------------------------------------------------------------------
     Total current assets                        264,551    350,848
-------------------------------------------------------------------
Property, plant and equipment, at cost,
   less accumulated depreciation                 147,068    166,965
Other assets                                       6,175      6,493
-------------------------------------------------------------------
TOTAL ASSETS                                   $ 417,794  $ 524,306
===================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  29,738  $  22,087
  Income taxes payable                            19,323     10,727
  Accrued salaries                                12,897     14,757
  Accrued expenses                                11,880     14,040
  Deferred income on shipments to distributors    14,531     14,830
-------------------------------------------------------------------
     Total current liabilities                    88,369     76,441
-------------------------------------------------------------------
Other liabilities                                  4,000      4,000
Commitments and contingencies
-------------------------------------------------------------------
Stockholders' equity:
  Common stock                                        62         64
  Additional paid-in capital                      89,939    108,235
  Retained earnings                              236,796    336,905
  Translation adjustment                         (1,372)    (1,339)
-------------------------------------------------------------------
     Total stockholders' equity                  325,425    443,865
-------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $ 417,794  $ 524,306
===================================================================

See accompanying notes.
                                   3

                    CONSOLIDATED STATEMENTS OF INCOME

                     MAXIM INTEGRATED PRODUCTS, INC.

-----------------------------------------------------------------------------
(Amounts in thousands, except       Three Months Ended   Nine Months Ended
per share data)                         March 31,              March 31,
-----------------------------------------------------------------------------
(Unaudited)                           1996       1997       1996        1997
=============================================================================
Net revenues                      $ 109,001  $ 111,005  $ 311,626   $ 316,691
Cost of goods sold                   35,356     37,437    110,283     105,994
-----------------------------------------------------------------------------
    Gross margin                     73,645     73,568    201,343     210,697
-----------------------------------------------------------------------------
Operating expenses:
  Research and development           11,233     13,092     35,735      36,459
  Selling, general and
    administrative                   10,971      9,298     31,501      28,285
-----------------------------------------------------------------------------
                                     22,204     22,390     67,236      64,744
-----------------------------------------------------------------------------
    Operating income                 51,441     51,178    134,107     145,953
Interest income, net                  1,147      2,462      3,367       5,726
-----------------------------------------------------------------------------
    Income before provision
      for income taxes               52,588     53,640    137,474     151,679
Provision for income taxes           18,406     18,237     48,833      51,570
-----------------------------------------------------------------------------
    Net income                    $  34,182  $  35,403  $  88,641   $ 100,109
-----------------------------------------------------------------------------
Income per share                  $    0.48  $    0.48  $    1.25   $    1.38
-----------------------------------------------------------------------------
Common and common equivalent
  shares                             71,212     74,375     70,863      72,394
=============================================================================

See accompanying notes.
                                   4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                      MAXIM INTEGRATED PRODUCTS, INC.

-----------------------------------------------------------------------------
                                          For the nine months ended March 31,
Increase (decrease) in cash and cash equivalents
(Amounts in thousands)(unaudited)                          1996        1997
=============================================================================
Cash flows provided by operating activities:
Net income                                             $  88,641   $ 100,109
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation, amortization and translation
       adjustment                                          9,725      12,702
   Reduction of equipment value                            1,344           0
   Changes in assets and liabilities:
     Accounts receivable                                 (51,411)     (2,637)
     Inventories                                          (9,306)     (5,992)
     Prepaid taxes and other current assets               (2,674)     (4,111)
     Accounts payable                                     25,206      (7,651)
     Income taxes payable                                 28,044      30,635
     Deferred income taxes                                (4,450)          0
     Deferred income on shipments to distributors          5,831         299
     All other accrued liabilities                        (6,205)      4,020
-----------------------------------------------------------------------------
Net cash provided by operating activities                 84,745     127,374
-----------------------------------------------------------------------------
Cash flows provided by investing activities:
   Additions to property, plant and equipment            (55,664)    (32,566)
   Deposits and other non-current assets                   4,255        (318)
   Purchases of held-to-maturity securities              (91,701)    (24,313)
   Purchases of available-for-sale securities                -      (168,547)
   Proceeds from maturities of held-to-maturity
      securities                                          80,193      58,688
   Proceeds from sales/maturities of available-
      for-sale securities                                    -        11,868
-----------------------------------------------------------------------------
Net cash used in investing activities                    (62,917)   (155,188)
-----------------------------------------------------------------------------
Cash flows provided by financing activities:
   Issuance of common stock                               14,227      25,202
   Repurchase of common stock                            (27,371)    (46,135)
-----------------------------------------------------------------------------
Net cash used in financing activities                    (13,144)    (20,933)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash                   8,684     (48,747)
equivalents
Cash and cash equivalents:
   Beginning of year                                      54,966      60,283
-----------------------------------------------------------------------------
   End of period                                       $  63,650   $  11,536
=============================================================================

See accompanying notes.

                 MAXIM INTEGRATED PRODUCTS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                          June 30,          March 31,
                            1996               1997
                            ----               ----
                         (audited)         (unaudited)
Raw materials           $   3,720             $  5,414
Work in process            16,908               20,026
Finished goods              9,843               11,023
                         --------             --------
                         $ 30,471             $ 36,463
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

                 MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: INVESTMENT SECURITIES

At March 31, 1997, all debt securities consist of U.S. Treasury securities maturing within one year. Securities designated as held-to-maturity are carried at amortized cost which approximates market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on held-to-maturity securities are included in investment income. Securities identified as available-for-sale are carried at fair market value. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at March 31, 1997. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in investment income.

All securities are included in short-term investments at March
31, 1997. There were no gross realized gains or losses for the nine months ended March 31, 1997.

NOTE 5: RECENT PRONOUNCEMENT

In February 1997, Financial Accounting Standard No. 128 (FAS 128) Earnings Per Share was issued. The Company will be required to adopt this new pronouncement in the quarter ended December 31, 1997. Under the new pronouncement the Company is required to present on the face of the income statement both the net income per common share outstanding and net income per common and common equivalent shares outstanding. All prior periods will be restated to reflect this change. Had the Company applied this change to the period ending March 31, 1997 the pro forma amounts would be as follows.

                                    Three Months      Nine Months
                                   ended March 31,   ended March 31,
                                     1996    1997     1996    1997
                                     ----    ----     ----    ----
 Pro forma earnings per share:
 Net income per common share
   outstanding                        .57     .56     1.48    1.61
                                     ====    ====     ====    ====
 Net income per common and
   common equivalent share
   outstanding                        .48     .48     1.25    1.38
                                     ====    ====     ====    ====

Prior to this pronouncement the Company was required to present only the net income per common and common equivalent shares outstanding (see note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the three months and the nine months ended March 31, 1997 were essentially unchanged compared to the same periods a year ago. The Company believes that the most significant single factor constraining revenue growth in fiscal 1997 to date was a buildup in Maxim's customers' inventories that occurred in the latter half of fiscal 1996.

During the quarter, 55% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company does place foreign currency forward contracts to mitigate its risks on its backlog and assets denominated in foreign currencies, and as a result, the net impact associated with changes in foreign currency on the Company's operating results for the quarter was minimal.

Gross margin was 66.3% and 66.5% in the three and nine months ended March 31, 1997, compared to 67.6% and 64.6% for the three and nine months ended March 31, 1996. The increase in gross margin for the nine months period ended March 31, 1997 was due to increased manufacturing efficiencies in the later half of 1996 continuing through all of fiscal 1997.

Research and development expenses were 11.8% and 11.5% of net revenues in the three and nine months ended March 31, 1997, compared to 10.3% and 11.5% in the three and nine months ended March 31, 1996. Research and development in absolute dollars increased $1,859 and $724 for the three and nine months in period ended March 31, 1997 over the same period a year ago, respectively. The increase is attributable to continued investments in product development efforts.

Selling, general and administrative expenses were 8.4% and 8.9% of net revenues in the three and nine months ended March 31, 1997, compared to 10.1% for both the three and nine months ended March 31, 1996. This decline was a result of the Company's cost control measures and savings realized through the establishment of a direct sales force in the United States during the latter half of fiscal 1996.

The Company's operating income decreased slightly to 46.1% of net revenues in the three months ended March 31, 1997, compared to 47.2% in the three months ended March 31, 1996 and increased to 46.1% of net revenues in the nine months ended March 31, 1997, compared to 43.0% for the nine months ended March 31, 1996, as a result of all the factors cited above.

Net interest income increased to $2.5 million in the three months and $5.7 million in the nine months ended March 31, 1997 compared to $1.1 million and $3.4 million in the same periods a year ago, as a result of higher invested cash balances at higher average interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

The decrease in the effective tax rate to 34% in the three months and the nine months ended March 31, 1997, was primarily attributable to the restoration of the Federal research and development tax credit.

OUTLOOK

At the end of Q397, backlog shipable within the next twelve months was $124 million as compared to $103 million reported at the end of Q297. Orders requested for delivery in Q497 remained high, representing 76% of the beginning Q497 backlog.

Turns orders received in Q397 increased by more than 17% over those received in Q297 to a record $45.4 million. (Turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the quarter if the Company has inventory available that matches those orders.)

Net bookings were up 30% from Q297 levels. The Company experienced sequential quarter over quarter growth in net bookings across all geographic regions and across all of Maxim's business units. Customer cancellations were $12.5 million, continuing the decline experienced over the last three quarters.

If these positive trends continue, the Company anticipates that it should be able to record modest sequential revenue growth in the current quarter and increase its quarter-ending backlog.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first nine months of fiscal year 1997 have been the net cash generated from operating activities of $127,374,000 and the issuance of common stock of $25,202,000 associated with the Company's stock option programs. The principal uses of funds have been the repurchase of $46,135,000 of common stock, net purchases of $122,304,000 in short-term investments, and the purchase of $32,566,000 in property, plant and equipment.

The Company anticipates that it will spend up to $50 million for capital equipment in fiscal 1997 and believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the foreseeable future.

FORWARD LOOKING INFORMATION

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this management's discussion and analysis section are, explicitly or implicitly, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the Outlook section includes forward-looking statements regarding backlog, turns orders, bookings, customer cancellations and revenue growth. These statements and all other forward-looking statements are made based on information available to the Company as of the date hereof, and the Company assumes no duty to update any forward-looking statements. Forward-looking statements in this document involve risk and uncertainty. Important factors, including the fact that the Company's backlog of orders is generally not based on legally binding customer contracts and further including overall economic conditions, demand for electronic products and semiconductors generally, demand for the Company's products in particular, availability of raw material, equipment, supplies and services, unanticipated manufacturing problems, technological and product development risks, competitors' actions and other risk factors described in the Company's filings with the Securities and Exchange Commission, could cause actual results to differ materially from those stated in the forward-looking statements.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)The following exhibit has been filed with this report:

          11.1 Computation of Income per Share

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1997

ITEMS 1, 2, 3, 4  AND 5 HAVE BEEN OMITTED AS THEY ARE NOT
APPLICABLE.

                                                EXHIBIT 11.1

                                            Three Months     Nine Months
                                          Ended March 31,   Ended March 31,
                                           1996     1997     1996      1997
                                           ----     ----     ----      ----
Weight average common shares outstanding  60,276   63,737   59,775    62,363

Add weighted average shares from asssumed
  excersise of options and warrants when
  treasury shares are reacquired at
  average stock market price              16,708   16,075   17,186    15,260

Less weighted average shares assumed
  repurchased from tax benefit from
  the assumed exercise of non-qualified
  stock options                           (5,772)  (5,437)  (6,098)   (5,229)
                                          -------  -------  -------  --------
Common and common equivalent shares
  used in computing net income per share   71,212   74,375   70,863    72,394
                                           ======   ======   ======   =======
Net income applicable to computation
  of income per share                     $34,182  $35,403  $88,641  $100,109
                                          =======  =======  =======  ========

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MAY 12, 1997                       MAXIM INTEGRATED PRODUCTS,INC.
(Date)                               (Registrant)




                                    /s/ Michael J. Byrd
                                   --------------------
                                   MICHAEL J. BYRD
                                   Vice President and Chief
                                   Financial Officer (For the
                                   Registrant and Principal
                                   Financial Officer)



                                    /s/ Richard E. Slater
                                   ----------------------
                                   RICHARD E. SLATER
                                   Vice President and Chief
                                   Accounting Officer (Principal
                                   Accounting Officer)