Form 10-K
period 1997-06-30
MAXIM INTEGRATED PRODUCTS INC
filed 1997-09-29
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the Fiscal Year Ended June 30, 1997

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from _____________ to _______________

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

       Registrant's telephone number, including area code: (408) 737-7600
                                 ---------------
           Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
                Title of each class                on which registered
                         None                              None

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

                 Yes  [X]                       No  [ ]


        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of August 1, 1997 was approximately $3,100,000,000.

        Number of shares outstanding of the registrant's Common Stock, $.001
par value, as of September 15, 1997:   64,276,009.

DOCUMENTS INCORPORATED BY REFERENCE:
Part II  -  Annual Report to Stockholders for the fiscal year ended
            June 30, 1997
Part III -  Proxy Statement for the 1997 Annual Meeting of Stockholders

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K._______

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at August 1, 1997. Exclusion of such shares should not be construed to indicate that each of such persons possesses the power, direct or indirect, to control the Registrant, or that each such person is controlled by or under common control with the Registrant.

                                     PART I

        This Annual Report on form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements may include (a) projections relevant to future revenue, income, earnings, capital expenditures, capital structure or other financial items (b) statements of plans or objectives of the Company's management for future operations, including plans or objectives relating to the Company's products or services, (c) statements of future economic performance, and (d) statements of any assumptions underlying or relating to any of the foregoing. Words such as "anticipates," "expects," "intends," "plan," "believe," "seeks," "estimates," and variations of such words and similar expressions relating to the future operations are intended to identify forward-looking statements.

        All forward-looking statements are based on the Company's current expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results may differ materially from those predicted or implied in any such forward-looking statement.

        Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Form 10-K and in the documents incorporated herein by reference. Particular attention should be paid to the section entitled "Risk Factors" at pages 12 through 17 below and to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report to Stockholders, which is incorporated herein by reference.

        The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise. However, readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations) and any current reports on Form 8-K.

ITEM 1. BUSINESS

        Maxim Integrated Products, Inc., ("Maxim" or the "Company") designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits. The Company also provides a range of high-frequency design processes and capabilities that can be used in custom design. The analog market is highly fragmented and characterized by many diverse applications, a great number of product variations, and relatively long product life cycles. Maxim's objective is to actively develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers. Maxim operates two Class 10 wafer fabrication facilities capable of producing 0.8 and 1.2 micron CMOS and bipolar products (see "Manufacturing" below). In addition, the Company subcontracts the fabrication of a small portion of its silicon wafers to outside silicon foundries. Based on product announcements by its competitors, Maxim believes that in the past 14 years it has developed more products for the analog market, including proprietary and second-source products, than any of its competitors over the same period.

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

        As of June 30, 1997, Maxim has introduced over 1,200 products. These products are available with numerous packaging alternatives, including packages for surface mount technology.

        The following table illustrates the major industries served by the Company and typical applications for which the Company's products can be used:


Industry                                   Typical Application
--------                                   -------------------
Communications.............................Phones
                                                  * Cellular
                                                  * Cordless
                                           Broadband Networks
                                           Fiber Optics
                                           Direct Broadcast TV
                                           Cable System
                                           Satellite Communications
                                           Video Communications
                                           Wireless Communications
                                           Pagers
                                           Central Office Switches
                                           PBX
                                           Transmission Systems

Industrial Control.........................Control of
                                                    * Temperature
                                                    * Flow
                                                    * Pressure
                                                    * Velocity
                                                    * Position
                                           Robotics

Instrumentation............................Testers
                                           Analyzers

                                           Data Recorders
                                           Measuring Instruments
                                                * Temperature
                                                * Pressure
                                                * Speed
                                                * Electrical
                                                * Sound
                                                * Light
                                           Automatic Test Equipment

Data Processing............................Workstations
                                           Personal Computers
                                           Printers
                                           Point of Sale Terminals
                                           Bar-code Readers
                                           Minicomputers
                                           Mainframes
                                           Disk Drives
                                           Tape Drives

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

MANUFACTURING

        Once a product has been designed and released to production, Maxim uses its own wafer fabrication facilities and to a small extent silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at the Company's facilities. As is customary in the industry, the Company ships most of its processed wafers to foreign assembly subcontractors, located in the Philippines, Malaysia, and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

        During fiscal 1997, Maxim completed construction of a 141,000 square foot manufacturing facility in the Philippines. At the present time, this facility is operating as Maxim's offshore test facility, testing the majority of Maxim's packaged units. The rest of the packaged units are tested at Maxim upon receipt from an assembly subcontractor. At some time in the future the Philippines facility may also be used for part of Maxim's assembly requirements in addition to, or in place of, assembly subcontractors.

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

        For redundant supply for the majority of these technologies in multiple fabrication lines, the Company relies on its two geographically remote fabrication facilities and, to a small extent, manufacturing subcontractors. The Company currently uses 4 subcontract silicon foundries which represent less than 8% of wafer production. Each of the subcontractors currently used by Maxim is unrelated to Maxim.

        In December 1989, the Company acquired a wafer fabrication facility capable of producing 3 micron CMOS and bipolar products. Maxim leased the building housing the facility and purchased all manufacturing assets required for its manufacturing operations. In May 1994, the Company acquired a mixed-class wafer fabrication facility capable of producing CMOS and bipolar products (see "Item 2. Properties" below).

        As is typical in the semiconductor industry, the Company has experienced disruptions in the supply of processed wafers due to quality problems or failure to achieve satisfactory electrical yields. Procurement from foundries is done by both purchase orders and long-term contracts. If the foundries used by the Company and its own internal wafer fabs are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers may be adversely affected.

SALES AND MARKETING

        In the United States and Canada, the Company sells its products through a direct sales and applications organization comprised of 10 regional sales offices and through distribution. The distribution portion is through 4 national and 5 regional and/or specialist distributors with a combined total of approximately 155 locations. As is customary in the industry, domestic distributors are entitled to certain price rebates and limited product return privileges.

        International sales are conducted by 10 Maxim sales offices and 33 sales representative organizations and distributors consisting of 46 office locations. The Company sells in both United States dollars and local currency. Over half of the Company's international sales are billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations. A portion of the sales in UK, French, and German affiliates are denominated in the local currencies. The majority of the sales to customers and distributors located in Japan are denominated in the Yen. The Company places foreign currency forward contracts to protect the United States dollar value of its firm commitments and net monetary assets. Changes in the relative value of the dollar, however, may create pricing pressures for Maxim's products. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, are longer than for U.S. customers, and certain major foreign customers habitually pay for product well beyond the payment dates.

        As is customary in the semiconductor industry, the Company's domestic distributors may market products competitive with Maxim's. The Company's independent sales representatives and international distributors may not represent competitive product lines, although they are permitted to sell non-competing products for other companies.

        International sales accounted for approximately 49%, 57% and 57% of net revenues in fiscal 1995, 1996 and 1997, respectively. See Note 9 of "Financial Information - Notes to Consolidated Financial Statements" set forth in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997.

        The Company also sells product directly to certain customers. In particular, the Company has a long-term supply arrangement with Tektronix, Inc. for the supply of products manufactured by Tektronix prior to its sale in May 1994 of its integrated circuits operation ("ICO") to the Company and for new designs created by Tektronix.

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

        As of June 30, 1997, the Company's backlog was approximately $152 million as compared to approximately $140 million at June 30, 1996. The Company includes in its backlog customer released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, the Company's backlog includes its orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Such products when sold may result in revenue lower than the stated backlog amounts as a result of discounts that are authorized by the Company at the time of sale by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.

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

        Research, development, and engineering expenses were approximately $42.4 million, $47.5 million and $51.3 million in fiscal 1995, 1996 and 1997, respectively.


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

        Maxim currently owns 54 U.S. patents and 22 foreign patents with expiration dates ranging from December 1997 to March 2015. In addition, the Company has applied for 42 U.S. patents, a large number of which have corresponding patent applications in multiple foreign jurisdictions. It is the Company's policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous.

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

        Maxim is a party to a number of licenses, including patent licenses and other licenses obtained from Tektronix in connection with its acquisition of Tektronix's ICO in May 1994.

        Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, the Company has received, and in the future may receive, notice of claims of infringement by its products on intellectual property rights of third parties. If any such infringements were to exist, the Company might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, the practice of offering licenses appears to be generally continuing. However, no assurance can be given that the Company will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to Maxim. In those circumstances where an acceptable license is not available, the Company would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement.

ENVIRONMENTAL REGULATION

        Federal, state, and local regulations impose a variety of environmental controls on the storage, handling, discharge and disposal of certain chemicals and gases used in semiconductor manufacturing. The Company's facilities have been designed to comply with these regulations, and it believes that its activities are conducted in material compliance with such regulations. There can be no assurance, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon the Company. Any failure of the Company to control adequately the storage, use and disposal of regulated substances could result in future liabilities.

        Increasing public attention has been focused on the environmental impact of electronic manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from environmental regulations, there can be no assurance that changes in such regulations will not impose costly equipment or other requirements.

EMPLOYEES

        As of June 30, 1997, Maxim had 2,444 employees, of which 320 were in engineering, research and development, 1,346 in manufacturing and operations, 265 in marketing and sales, 67 in finance and administration, and 446 temporary employees, principally in manufacturing and operations.

        The supply of skilled analog designers and other engineers required for Maxim's business is limited, and competition for such personnel is intense. The Company's growth also requires the hiring or training of additional middle-level managers. If the Company is unable to hire, retain, and motivate qualified technical and management personnel, its operations and financial results will be adversely affected.

        None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

MAXTEK COMPONENTS CORPORATION

        In connection with Maxim's 1994 purchase of the integrated circuits business of Tektronix, Inc., Maxim and Tektronix jointly formed a new company, which is equally owned, to operate Tektronix's hybrid circuit business. This company, named Maxtek Components Corporation, is an independent company devoted to design and production of multichip modules and hybrids. Maxtek's principal customer, Tektronix, accounts for over 50% of its revenue. Under Maxtek's supply agreements, all of its costs related to the Tektronix supply agreement are reimbursed on a cost plus profit basis. High-frequency designs often require a multitude of component technologies, and there are no monolithic IC processes currently available that can combine the performance advantages of all disparate technologies. High-frequency modules and hybrids are intended to combine the optimum technologies and deliver maximum performance.

RISK FACTORS

        An investment in the securities of Maxim involves certain risks. In evaluating the Company and its business, prospective investors should give careful consideration to the factors listed below, in addition to the information provided elsewhere in this Annual Report on Form 10-K, in the documents incorporated herein by reference and in other documents filed with the Securities and Exchange Commission.

        The statements contained in this Annual Report on Form 10-K which are not purely historical are forward looking statements, including statements regarding the Company's beliefs, expectations, plans, or intentions regarding the future. All forward looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Forward looking statements in this Annual Report on Form 10-K involve risk and uncertainty, including risk factors discussed below.

Factors Affecting Future Operating Results

        The Company's future operating results are difficult to predict and may be affected by a number of factors.

        The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The semiconductor industry experienced increased demand during the period through fiscal 1995, and production capacity constraints affected the industry's, including Maxim's ability to meet that demand. Then during fiscal 1996, customer demand in the industry declined. Although more recently demand has increased again, it is uncertain what level of demand will prevail in the future for the industry and for the markets targeted by the Company.

        Other key factors affecting the Company's revenues and operating results that could cause actual results to differ materially from past or predicted results include the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields and manufacturing efficiency, adequate availability of wafers and manufacturing capacity, changes in product mix, and economic conditions in the United States and international markets. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in its future operating results on a quarterly or annual basis.

        The Company's ability to realize its quarterly revenue goals and projections is affected to a significant extent by its ability to match inventory and current production mix with the product mix required to fulfill orders on hand and orders received within a quarter for delivery in that quarter (referred to as "turns business"). This issue, which has been one of the distinguishing characteristics of the analog integrated circuit industry, results from the very large number of individual parts offered for sale (in Maxim's case, in excess of 10,000 separate line items) combined with limitations on the ability to forecast orders accurately and relatively lengthy manufacturing cycles. Because of this extreme complexity in the Company's business, no assurance can be given that the Company will achieve a match of inventory on hand, manufacturing and shippable orders sufficient to realize quarterly revenue goals.

Dependence on New Products and Technologies

        The Company's future success will depend in part on its continued ability to introduce new products and to develop new process technologies. Semiconductor design and process technology are subject to rapid technological change, requiring a high level of expenditures for research and development. Design and process development for the analog portion of the market, in which the Company participates, are particularly challenging. The success of new product introductions is dependent on several factors, including proper new product selection, timely product introduction, achievement of acceptable production yields, and market acceptance. From time to time, Maxim has not fully achieved its new product introduction and process development goals. For example, increasing manufacturing capacity and efficiency in its high-frequency processes has advanced at a slower rate than planned. There can be no assurance that the Company will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive substantial market acceptance.

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

Dependence on Independent Foundries and Subcontractors

        Although the Company has an internal capability to fabricate most of its wafers, Maxim remains dependent on outside silicon foundries for a small but important portion of its wafer fabrication. Each of the foundries currently used by Maxim is unrelated to Maxim and are relatively small operations. As is typical in the semiconductor industry, from time to time the Company has experienced disruptions in the supply of processed wafers from these foundries due to quality problems, failure to achieve satisfactory electrical yields and capacity limitations. Procurement from foundries is done by purchase order and long-term contracts. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the limited quantities of products produced by these foundries would be adversely affected if the Company were unable to find alternate sources of supply or successfully produce the required wafers itself.

        Maxim relies on subcontractors located in the Philippines, Malaysia and South Korea to separate wafers into individual integrated circuits and package them. The Company also performs final testing for the majority of its products at a facility owned by the Company that is located in the Philippines. In the past, South Korea and the Philippines have experienced relatively severe political disorders, labor disruptions, and natural disasters. Although the Company has been affected by these problems, none has materially affected the Company's revenues to date. However, similar problems in the future or more aggravated consequences of current problems could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense. See "Business-Manufacturing."

Availability of Materials, Supplies, and Subcontract Services

        The semiconductor industry has been in the midst of a very large expansion of fabrication capacity and production worldwide. As a result of increasing demands from semiconductor manufacturers, availability of certain basic materials and supplies, such as polysilicon, silicon wafers, lead frames and molding compounds, and of subcontract services, like epitaxial growth and ion implantation, which are essential to a large portion of Maxim's production, and assembly of integrated circuits into packages, have, within the past few years, been in short supply and may be expected to come into short supply again if overall industry demand increases. Maxim devotes continuous efforts to maintaining availability of all required materials, supplies and subcontract services. However, Maxim does not have long-term agreements providing for all of these materials, supplies and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have materially adverse effects on Maxim's ability to achieve its planned production.

Dependence on Independent Distributors and Sales Representatives

        A significant portion of the Company's sales are realized through electronics distributors and independent sales representatives that are not under the direct control of the Company. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company's products or terminate their representation of the Company. As noted above, payment terms for foreign distributors are substantially longer, either according to contract or de facto, than for U.S. customers, and the inability to collect open accounts could adversely affect the Company's results of operation. One of Maxim's most direct competitors, Analog Devices Inc., has attempted in past years and recently to cause U.S. distributors to stop distributing Maxim products. Additional terminations by significant distributors or representatives could have a material adverse impact on the Company. See "Business-Sales and Marketing."

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

Foreign Trade and Currency Exchange

        Many of the materials and manufacturing steps in the Company's products are supplied by foreign companies or by the Company's operations abroad, such as its test operations in the Philippines. Approximately 57% of the Company's net revenues in fiscal 1997 were from foreign customers. Accordingly, both manufacturing and sales of the Company's products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company's products to foreign customers or decrease the costs of products from the Company's foreign competitors. See "Business-Manufacturing" and "Business-Sales and Marketing."

Dependence on Key Personnel

        The Company's success depends to a significant extent upon the continued service of its president, John F. Gifford, its other executive officers, and key management and technical personnel, particularly its experienced analog design engineers, and on its ability to continue to attract, retain and motivate qualified personnel.

        The Company does not maintain any key person life insurance policy on any such person. The competition for such employees is very intense. The loss of the services of Mr. Gifford, or of one or more of the Company's executive officers, design engineers, other key personnel, or the inability to continue to attract qualified personnel, could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

        Maxim's headquarters are located in a 63,000 square foot building in Sunnyvale, California, which the Company purchased in October 1987. Between December 1989 and June 1997, the Company purchased 6 buildings adjacent to its headquarters building in Sunnyvale with an aggregate of 95,000 square feet of space. These buildings serve as the executive offices of the Company and also provide space for engineering, manufacturing, administration, customer service and other uses. In fiscal 1996, the Company acquired an approximately nine acre parcel in Sunnyvale, California, to build a wafer fabrication facility on this site, and construction is expected to start in fiscal 1998. In December 1989, in connection with acquiring one of its wafer fabrication facilities, Maxim assumed the operating lease of the 30,000 square foot building housing these assets in Sunnyvale, California. This lease extends through November 2003 and has a five-year lease extension option. In May 1994, Maxim purchased the Tektronix integrated circuit operation. This facility, located in Beaverton, Oregon, on 21 acres, totals 226,000 square feet and contains 71,000 square feet of wafer fabrication areas as well as engineering, manufacturing, and general office space. A portion of the space is leased to unrelated parties. The Company expects these buildings and the contiguous land to be adequate for its purposes through fiscal 1998.

        In 1997, the Company completed construction of an approximate 141,000 square foot facility at Gateway Business Park in Cavite Province, Philippines. The facility is now operating as the Company's principal final test operation, and in addition, it provides capacity for future assembly and other manufacturing operations for the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 under the headings "Financial Information - Financial Highlights by Quarter" and "Corporate Data, Stockholder Information."

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 under the heading "Financial Information - Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 under the heading "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 under the headings "Financial Information - Consolidated Balance Sheets, - Consolidated Statement of Income, - Consolidated Statements of Stockholders' Equity, - Consolidated Statement of Cash Flows, - Notes to Consolidated Financial Statements, - Report of Ernst & Young LLP, Independent Auditors and
- Financial Highlights by Quarter."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Other than as follows, the information required by this item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the headings "Proposal 1 - Election of Directors" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934."


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                        Age        Position
----                        ---        --------

John F. Gifford              56        President, Chief Executive Officer and
                                       Chairman of the Board

Frederick G. Beck            60        Vice President

Ziya G. Boyacigiller         45        Vice President

Michael J. Byrd              37        Vice President and Chief
                                       Financial Officer

Tunc Doluca                  39        Vice President

Richard C. Hood              47        Vice President

Kenneth J. Huening           36        Vice President

William N. Levin             56        Vice President

Nasrollah Navid              48        Vice President

Pirooz Parvarandeh           37        Vice President

Robert F. Scheer             44        Vice President

Richard E. Slater            46        Vice President and Chief
                                       Accounting Officer

Vijay Ullal                  39        Vice President


        Mr. Gifford, a founder of the Company, has served as Maxim's President, Chief Executive Officer and Chairman of the Board since its incorporation in April 1983.

        Mr. Beck, a founder of the Company, has served as Vice President since May 1983, except for a medical leave between December 1991 and January 1994.

        Mr. Boyacigiller joined Maxim in June 1983 and was promoted to Vice President in April 1995. Prior to April 1995, he served in business management and integrated circuits design positions.

        Mr. Byrd joined Maxim in February 1994 as Vice President and Chief Financial Officer. Prior to joining Maxim he was with Ernst & Young LLP from August 1982 to February 1994 where he held various positions, including partner.

        Mr. Doluca joined Maxim in October 1984 and was promoted to Vice President in July 1994. Prior to July 1994, he served in a number of integrated circuit development positions.

        Mr. Hood, a founder of the Company, joined the Company in June 1983 and was promoted to Vice President in February 1997.

        Mr. Huening joined Maxim in December 1983 and was promoted to Vice President in December 1993. Prior to December 1993, he served in a number of quality assurance positions.

        Mr. Levin joined Maxim in August 1990 as Vice President. From 1987 and until joining Maxim, he was Vice President, Program Management, for Shugart Corporation.

        Dr. Navid joined Maxim in May 1997 as Vice President. Prior to joining Maxim, he was with Philips Semiconductors where he held various named positions.

        Mr. Parvarandeh joined Maxim in August 1988 and was promoted to Vice President in July 1997. Prior to July 1997, he served in a number of intergrated circuits development positions.

        Mr. Scheer joined Maxim in June 1983 and was promoted to Vice President in June 1992.

        Mr. Slater joined Maxim in March 1984, has served as Controller since 1986 and was promoted to Vice President in August 1990.

        Mr. Ullal joined Maxim in December 1989 and was promoted to Vice President in March 1996.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are included in the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8.

        Consolidated Balance Sheets at June 30, 1997 and 1996.

        Consolidated Statements of Income for each of the three years in the period ended June 30, 1997.

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 1997.

        Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1997.

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

Date:   September 25, 1997              MAXIM INTEGRATED PRODUCTS, INC.

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


Signature                    Title                        Date
---------                    -----                        ----

/s/ JOHN F. GIFFORD          President, Chief             September 25, 1997
-----------------------      Executive Officer and
John F. Gifford              Chairman of the Board
                             (Principal Executive
                             Officer)

/s/ JAMES R. BERGMAN         Director                     September 25, 1997
-----------------------
James R. Bergman

/s/ ROBERT F. GRAHAM         Director                     September 25, 1997
-----------------------
Robert F. Graham

/s/ B. KIPLING HAGOPIAN      Director                     September 25, 1997
-----------------------
B. Kipling Hagopian

/s/ A.R. WAZZAN              Director                     September 25, 1997
-----------------------
A.R. Wazzan


                         MAXIM INTEGRATED PRODUCTS, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING
                                    ACCOUNTS
                             (amounts in thousands)

                                                        Additions
                                                         Charged
                                          Balance at     to Costs                  Balance at
                                          Beginning        and                         End
                                          of Period      Expenses    Deductions(1)  of Period
                                          ---------      --------    -------------  ---------

Allowance for doubtful accounts:

  Year ended June 30, 1995                $  379          $  805       $   39        $1,145

  Year ended June 30, 1996                $ 1,145         $  154       $    9        $1,290

  Year ended June 30, 1997                $ 1,290         $   54       $    0        $1,344


(1)Uncollectible accounts written off.

                                  EXHIBIT INDEX

Exhibit         Sequentially
Number          Numbered Page      Description
------          -------------      -----------

3.1                   0            Restated Certificate of Incorporation of the
                                   Company as filed with the Delaware Secretary
                                   of State on September 21, 1995

3.3 Amendment to Certificate of Incorporation of the Company as filed with the Delaware
                                   Secretary of State on November 28, 1995

3.4 Amended and Restated Bylaws of the Company, as amended

10.1                  X            Form of the Company's Domestic Distributor
                                   Agreement

10.2                  #            Form of the Company's International
                                   Distributor Agreement

10.3                  #            Form of the Company's Domestic Sales
                                   Representative Agreement

10.4                  #            Form of the Company's International Sales
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

10.6                  X            Agreement dated as of March 7, 1991 between
                                   John F. Gifford and the Company(1)

10.8                  *            Form of Indemnity Agreement

10.9                  Z            Asset Purchase Agreement by and between the
                                   Company and Tektronix, Inc., dated as of
                                   March 31, 1994, as amended, with certain



----------
(1)Management contract or compensatory plan or arrangement.

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
                                   amended(1)

10.15                 P            1988 Nonemployee Director Stock Option Plan,
                                   as amended(1)

10.16                 P            1996 Stock Incentive Plan(1)

10.17                              Lease Agreement with Mathilda Development
                                   L.P., dated September 30, 1993

11.1 Statement re Computation of Income Per Common and Common Equivalent Share

13.1 Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 incorporated by reference into the Form 10-K

21                                 List of Subsidiaries

23                                 Consent of  Ernst & Young LLP, Independent
                                   Auditors

27                                 Financial Data Schedules




----------
(2)Schedules and certain attachments omitted pursuant to Item 601(b) of Registration S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Commission. Certain material omitted pursuant to the request for confidential treatment by the Company.

* Incorporated by Reference to the Company's Registration Statement on Form S-1 No. 33-19561.

X Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

# Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

Z Incorporated by Reference to the Company's Form 8-K filed with the Commission on June 11, 1994.

0 Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

P Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.