Form 10-Q
period 1997-09-27
MAXIM INTEGRATED PRODUCTS INC
filed 1997-11-12
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:

                             YES [X]   NO[ ]

  CLASS: COMMON STOCK,                          OUTSTANDING AT OCTOBER 31, 1997
       $.001 PAR VALUE                                 65,006,367 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX
-----


PART I. FINANCIAL INFORMATION
                                                                        PAGE
                                                                        ----

       ITEM 1. Financial Statements

                   Consolidated Balance Sheets                          3
                      As of June 30, 1997 and September 27, 1997

                   Consolidated Statements of Income                    4
                      for the three months ended
                      September 30, 1996 and September 27, 1997

                   Consolidated Statements of Cash Flows                5
                      for the three months ended September 30, 1996 and September 27, 1997

                   Notes to Consolidated Financial Statements           6-7

       ITEM 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations            8-10

PART II. OTHER INFORMATION

       ITEM 6. Exhibits and Reports on Form 8-K                         11-12

SIGNATURES                                                              13

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.


                                                                       June 30,                September 27,
                                                                         1997                      1997
(Amounts in thousands)                                                                          (Unaudited)
                                                                     -------------             -------------

ASSETS

Current assets:
  Cash and cash equivalents                                          $      18,562             $      22,197
  Short-term investments                                                   205,391                   253,111
                                                                     -------------             -------------
   Total cash, cash equivalents and short-term
     investments                                                           223,953                   275,308
                                                                     -------------             -------------
  Accounts receivable, net                                                  91,642                    95,762
  Inventories                                                               36,833                    37,013
  Deferred taxes and other current assets                                   24,579                    25,551
                                                                     -------------             -------------
     Total current assets                                                  377,007                   433,634
                                                                     -------------             -------------
Property, plant and equipment, at cost, less
   accumulated depreciation                                                174,508                   182,767
Other assets                                                                 4,871                     4,706
                                                                     -------------             -------------
TOTAL ASSETS                                                         $     556,386             $     621,107
                                                                     =============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $      25,249             $      28,228
  Income taxes payable                                                      10,916                      --
  Accrued salaries                                                          16,408                    18,604
  Accrued expenses                                                          16,312                    22,301
  Deferred income on shipments to distributors                              16,336                    15,033
                                                                     -------------             -------------
     Total current liabilities                                              85,221                    84,166
                                                                     -------------             -------------
Other liabilities                                                            4,000                     4,000
Deferred income taxes                                                        1,600                     1,600
Commitments
                                                                     -------------             -------------
Stockholders' equity:
  Common stock                                                                  64                        64
  Additional paid-in capital                                                92,837                   119,292
  Retained earnings                                                        373,770                   413,734
  Translation adjustment                                                    (1,106)                   (1,749)
                                                                     -------------             -------------
     Total stockholders' equity                                            465,565                   531,341
                                                                     -------------             -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $     556,386             $     621,107
                                                                     =============             =============


See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.


(Amounts in thousands, except per share data)           Three Months Ended
(Unaudited                                     September 30,           September 27,
                                                   1996                    1997
                                               ------------            ------------

Net revenues                                   $    101,000            $    125,000
Cost of goods sold                                   33,027                  41,500
                                               ------------            ------------
    Gross margin                                     67,973                  83,500
                                               ------------            ------------
Operating expenses:
  Research and development                           11,896                  15,480
  Selling, general and
    administrative                                    9,948                  10,934
                                               ------------            ------------
                                                     21,844                  26,414
                                               ------------            ------------
    Operating income                                 46,129                  57,086
Interest income, net                                  1,434                   3,466
                                               ------------            ------------
    Income before provision for
      income taxes                                   47,563                  60,552
Provision for income taxes                           16,171                  20,588
                                               ------------            ------------
    Net income                                 $     31,392            $     39,964
                                               ------------            ------------
Income per share                               $       0.45            $       0.53
                                               ------------            ------------
Common and common equivalent shares                  70,384                  75,405
                                               ============            ============


See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.


                                                                             For the three months ended
Increase (decrease) in cash and cash equivalents                      September 30,             September 27,
(Amounts in thousands)(Unaudited)                                         1996                       1997
                                                                      -------------             -------------

Cash flows from operating activities:
Net income                                                            $      31,392             $      39,964
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation, amortization and translation adjustment                      4,929                     3,445
   Changes in assets and liabilities:
     Accounts receivable                                                     (1,338)                   (4,120)
     Inventories                                                             (4,126)                     (180)
     Prepaid taxes and other current assets                                     841                      (972)
     Accounts payable                                                        (4,983)                    2,979
     Income taxes payable                                                      (950)                   14,901
     Deferred income taxes                                                     --                        --
     Deferred income on shipments to distributors                             2,332                    (1,303)
     All other accrued liabilities                                            4,900                     8,185
                                                                      -------------             -------------
Net cash provided by operating activities                                    32,997                    62,899
                                                                      -------------             -------------
Cash flows from investing activities:
   Additions to property, plant and equipment                               (12,172)                  (12,206)
   Deposits and other non-current assets                                       (179)                       24
   Purchases of held-to-maturity securities                                 (24,313)                     --
   Purchases of available-for-sale securities                                  --                    (104,267)
   Proceeds from maturities of held-to-maturity securities                   14,409                     5,800
   Proceeds from sales/maturities of available-for-sale
     securities                                                                --                      50,747
                                                                      -------------             -------------
Net cash used in investing activities                                       (22,255)                  (59,902)
                                                                      -------------             -------------
Cash flows from financing activities:
   Issuance of common stock                                                   4,605                    11,188
   Repurchase of common stock                                               (16,314)                  (10,550)
                                                                      -------------             -------------
Net cash used in/provided by financing activities                           (11,709)                      638
                                                                      -------------             -------------
Net increase (decrease) in cash and cash equivalents                           (967)                    3,635
Cash and cash equivalents:
   Beginning of year                                                         60,283                    18,562
                                                                      -------------             -------------
   End of period                                                      $      59,316             $      22,197
                                                                      =============             =============


See accompanying notes

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 27, 1997 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1997. Effective July 1,1997, the Company adopted a 52-53 week fiscal year that will end on the last Saturday in June, and in which each accounting quarter will end on the last Saturday of the quarter.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                                      June 30,              September 27,
                                        1997                    1997
                                                             (unaudited)
                                    ------------            ------------

Raw materials                       $      5,058            $      4,550
Work in process                           22,349                  22,703
Finished goods                             9,426                   9,760
                                    ------------            ------------
                                    $     36,833            $     37,013
                                    ============            ============
NOTE 3: INCOME PER SHARE

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

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: INVESTMENT SECURITIES

All investment securities owned at September 27, 1997 are classified as available-for-sale and are included in short-term investments. At September 27, 1997, all investment securities consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Securities identified as available-for-sale are carried at fair market value. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at September 27, 1997. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in investment income.


NOTE 5: RECENT PRONOUNCEMENT

In February 1997, Financial Accounting Standard No. 128 (FAS 128) Earnings Per Share was issued. The Company will be required to adopt this new pronouncement in the quarter ending December 27, 1997. Under the new pronouncement the Company is required to present on the face of the income statement both the net income per common share outstanding and net income per common and common equivalent shares outstanding. All prior periods will be restated to reflect this change. Had the Company applied this change to the period ending September 27, 1997 the pro forma amounts would be as follows.


                                                   Three Months ended
                                               September 30, September 27,
                                                  1996           1997
                                               ---------------------------
    Pro forma earnings per share:
    Basic income per common share                  .51            .62
                                                  ====           ====

    Diluted income per share                       .45            .53
                                                  ====           ====


Prior to this pronouncement the Company was required to present only the net income per common and common equivalent shares outstanding (see note 3) which is equivalent to Diluted income per share shown above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the three months ended September 27, 1997 increased 23.8% compared to the same period a year ago. The increase is attributable primarily to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the company's proprietary and second source products.

During the quarter, 57% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company does place foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies, and as a result, the net impact associated with changes in foreign currency on the Company's operating results for the quarter was minimal.

Gross margin was 66.8% in the three months ended September 27, 1997, compared to 67.3% for the three months ended September 30, 1996. The decrease in gross margin for the three month period ended September 27, 1997 was due to a change in mix of products sold with a slightly lower gross margin.

Research and development expenses were 12.4% of net revenues in the three months ended September 27, 1997, compared to 11.8% in the three months ended September 30, 1996. Research and development in absolute dollars increased $3,584 for the three month period ended September 27, 1997 over the comparable period a year ago. The increase is attributable to continued investments in product development efforts.

Selling, general and administrative expenses were 8.7% of net revenues in the three months ended September 27, 1997, compared to 9.8% for the three months ended September 30, 1996. The decrease in percentage resulted from the growth in net revenue, reflecting economies of scale.

The Company's operating income remained constant at 45.7% of net revenues for both the three months ended September 27, 1997, and the three months ended September 30, 1996.

Net interest income increased to $3.5 million in the three months ended September 27, 1997 compared to $1.4 million for the comparable period a year ago, as a result of higher invested cash balances at higher average interest rates.

The effective income tax rate for both the three months ended September 27, 1997 and the three months ended September 30, 1996 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and the federal research and development tax credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


OUTLOOK

At the end of Q198, backlog shippable within the next twelve months was $182 million as compared to $152 million reported at the end of Q497. Orders requested for delivery in Q298 remained high, representing 80% of the beginning Q298 backlog.

Turns orders received in Q198 were $50.7 million. (Turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the quarter if the Company has inventory available that matches those orders.)

Worldwide net bookings were higher in Q198 than in Q497, with net bookings in the Pacific Rim and Europe showing the greatest increase. Net bookings for all product areas continue to be strong, particularly for those products based on the Company's high-frequency bipolar technology. In addition, net bookings for product lines focused on our broadest markets (instrumentation and process control) continue to be strong.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first three months of fiscal year 1998 have been the net cash generated from operating activities of $62.8 million and the issuance of common stock of $11.2 million associated with the Company's stock option programs. The principal uses of funds have been the repurchase of $10.6 million of common stock, net purchases of $47.7 million in short-term investments, and the purchase of $12.2 million in property, plant and equipment.

The Company anticipates that it will spend up to $100 million for capital equipment in fiscal 1998 and believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the foreseeable future. In addition, the Company intends to use the proceeds from the exercise of stock options and the resulting tax benefit to repurchase its common stock. In fiscal 1998, the Company has repurchased $60 million of its common stock under this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

FORWARD LOOKING INFORMATION

Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied. In this report the outlook section includes forward looking statements regarding backlog, orders, turn orders, and bookings that might imply anticipated revenue and revenue growth. Important factors affecting whether the Company will achieve future revenue and revenue growth include whether demand for the Company's products continues to increase and reflects real end user demand; whether customer cancellations and delays of outstanding orders increase (note that the Company's backlog of orders is generally not based on legally binding customer contracts); and whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future. All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors' actions; and other risk factors described in the Company's filings with the Securities and Exchange Commission and in particular its recent report on Form 10K.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibit has been filed with this report:

                   11.1  Computation of Income per Share

                   27    Financial Data Schedule

            (b) No Reports on Form 8-K were filed during the quarter ended September 27, 1997

ITEMS 1, 2, 3, 4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 10, 1997                     MAXIM INTEGRATED PRODUCTS, INC.
-----------------                     -------------------------------
     (Date)                                 (Registrant)




                                      /s/ Michael J. Byrd
                                      -------------------
                                      MICHAEL J. BYRD
                                      Vice President and Chief
                                      Financial Officer (For the
                                      Registrant and Principal
                                      Financial Officer)



                                      /s/ Richard E. Slater
                                      ---------------------
                                      RICHARD E. SLATER
                                      Vice President and Chief
                                      Accounting Officer (Principal
                                      Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
-------                       -----------
 11.1                Computation of Income Per Share

 27                  Financial Data Schedule

