Form 10-Q
period 1997-12-27
MAXIM INTEGRATED PRODUCTS INC
filed 1998-02-05
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM ______________ TO ______________

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

                                 YES [X]   NO[ ]

      CLASS:COMMON STOCK,                  OUTSTANDING AT JANUARY 30, 1997
       $.001 PAR VALUE                            130,943,860 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX


PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----
        ITEM 1. Financial Statements

               Consolidated Balance Sheets                                   3
                 As of June 30, 1997 and December 27, 1997

               Consolidated Statements of Income                             4
                 for the three and six months ended
                 December 31, 1996 and December 27, 1997

               Consolidated Statements of Cash Flows                         5
                 for the six months ended December 31,
                 1996 and December 27, 1997

               Notes to Consolidated Financial Statements                  6-7

        ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8-10

PART II. OTHER INFORMATION

        ITEM 4. Submission of Matters to a Vote of Security
                Holders                                                     11

        ITEM 6. Reports on Form 8-K                                         11

SIGNATURE                                                                   12

                           CONSOLIDATED BALANCE SHEETS
                         MAXIM INTEGRATED PRODUCTS, INC.


--------------------------------------------------------------------------------
                                                     June 30,     December 27,
                                                       1997          1997
(Amounts in thousands, except per share data)                      (Unaudited)
================================================================================
ASSETS
--------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                           $  18,562       $  12,679
  Short-term investments                              205,391         214,118
--------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term
     investments                                      223,953         226,797
--------------------------------------------------------------------------------
  Accounts receivable, net                             91,642         100,435
  Inventories                                          36,833          38,534
  Prepaid taxes and other current assets               24,579          27,344
--------------------------------------------------------------------------------
     Total current assets                             377,007         393,110
--------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
   accumulated depreciation                           174,508         233,625
Other assets                                            4,871           6,542
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 556,386       $ 633,277
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  25,249       $  31,133
  Income taxes payable                                 10,916          12,365
  Accrued salaries                                     16,408          17,113
  Accrued expenses                                     16,312          19,114
  Deferred income on shipments to distributors         16,336          14,965
--------------------------------------------------------------------------------
     Total current liabilities                         85,221          94,690
--------------------------------------------------------------------------------
Deferred income taxes                                   1,600           1,600
Other liabilities                                       4,000           4,000
Commitments
--------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                            128             131
  Additional paid-in capital                           92,773          78,341
  Retained earnings                                   373,770         456,563
  Translation adjustment                               (1,106)         (2,048)
--------------------------------------------------------------------------------
     Total stockholders' equity                       465,565         532,987
--------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $ 556,386       $ 633,277
================================================================================


See accompanying notes

                        CONSOLIDATED STATEMENTS OF INCOME
                         MAXIM INTEGRATED PRODUCTS, INC.


-----------------------------------------------------------------------------------------
(Amounts in thousands, except per
share data)                             Three months ended          Six months ended
-----------------------------------------------------------------------------------------
                                   December 31,  December 27,  December 31,  December 27,
(Unaudited)                            1996          1997          1996          1997
=========================================================================================
Net revenues                           $104,686      $135,000      $205,686      $260,000
Cost of goods sold                       35,530        44,550        68,557        86,050
-----------------------------------------------------------------------------------------
    Gross margin                         69,156        90,450       137,129       173,950
-----------------------------------------------------------------------------------------
Operating expenses:
  Research and development               11,471        17,013        23,367        32,493
  Selling, general and
    administrative                        9,039        11,811        18,987        22,745
-----------------------------------------------------------------------------------------
    Total operating expenses             20,510        28,824        42,354        55,238
-----------------------------------------------------------------------------------------
    Operating income                     48,646        61,626        94,775       118,712
Interest income, net                      1,830         3,266         3,264         6,732
-----------------------------------------------------------------------------------------
    Income before provision for
      income taxes                       50,476        64,892        98,039       125,444
Provision for income taxes               17,162        22,063        33,333        42,651
-----------------------------------------------------------------------------------------
    Net income                         $ 33,314      $ 42,829      $ 64,706      $ 82,793
-----------------------------------------------------------------------------------------
Basic income per share                 $   0.27      $   0.33      $   0.52      $   0.64
-----------------------------------------------------------------------------------------
Shares used in the calculation of
   basic income per share               124,551       128,733       123,351       128,648
-----------------------------------------------------------------------------------------
Diluted income per share               $   0.23      $   0.29      $   0.45      $   0.55
-----------------------------------------------------------------------------------------
Shares used in the calculation of
   diluted income per share             144,844       149,749       142,807       150,279
=========================================================================================


See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         MAXIM INTEGRATED PRODUCTS, INC.


-----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                For the six months ended
                                                               December 31,   December 27,
(Amounts in thousands)(unaudited)                                  1996           1997
=========================================================================================
Cash flows from operating activities:
Net income                                                      $  64,706       $  82,793
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation, amortization and translation adjustment            9,874           7,050
   Reduction of equipment value                                         0           4,842
   Changes in assets and liabilities:
     Accounts receivable                                             (892)         (8,793)
     Inventories                                                   (6,999)         (1,701)
     Prepaid taxes and other current assets                           410          (2,765)
     Accounts payable                                             (10,670)          5,884
     Income taxes payable                                          14,255          35,880
     Deferred income taxes                                              0               0
     Deferred income on shipments to distributors                   1,399          (1,371)
     All other accrued liabilities                                  1,740           3,507
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                          73,823         125,326
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                     (23,539)        (71,951)
   Deposits and other non-current assets                             (263)         (1,671)
   Purchases of held-to-maturity securities                       (24,313)              0
   Purchases of available-for-sale securities                     (81,469)        (95,329)
   Proceeds from maturities of held-to-maturity securities         31,849               0
   Proceeds from sales/maturities of available-for-sale
     securities                                                         0          86,602
-----------------------------------------------------------------------------------------
Net cash used in investing activities                             (97,735)        (82,349)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                        16,586          16,779
   Repurchase of common stock                                     (17,088)        (65,639)
-----------------------------------------------------------------------------------------
Net cash used in financing activities                                (502)        (48,860)
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                         (24,414)         (5,883)
Cash and cash equivalents:
   Beginning of year                                               60,283          18,562
-----------------------------------------------------------------------------------------
     End of period                                              $  35,869       $  12,679
=========================================================================================


See accompanying notes

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 27, 1997 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1997. Effective July 1, 1997, the Company adopted a 52-53 week fiscal year that will end on the last Saturday in June, and in which each accounting quarter will end on the last Saturday of the quarter.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                                   June 30,            December 27,
                                     1997                 1997
                                    -------            ------------
                                                        (unaudited)
Raw materials                       $ 5,058              $ 3,124
Work in process                      22,349               22,685
Finished goods                        9,426               12,725
                                    -------              -------
                                    $36,833              $38,534
                                    =======              =======

NOTE 3: INVESTMENT SECURITIES

All investment securities owned at December 27, 1997 are classified as available-for-sale and are included in short-term investments. At December 27, 1997, all investment securities consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Securities identified as available-for-sale are carried at fair market value. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at December 27, 1997. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in investment income.

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: INCOME PER SHARE

Beginning in Q298, the Company is required to report two separate income per share numbers: basic and diluted in compliance with the Financial Accounting Standard No. 128 (FAS 128) Earnings Per Share which was issued in February 1997. Basic income per share is calculated based only on weighted average common shares outstanding. Diluted income per share is calculated based on the weighted average number of common and dilutive common equivalent shares outstanding during each respective period. The number of common equivalent shares which became issuable pursuant to the grant of stock options has been calculated using the treasury stock method. Diluted income per share is the same number Maxim previously reported as income per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three months ended            Six months ended
                                                  ----------------------      -------------------------
                                                  December      December      December       December
                                                  31, 1996      27, 1997      31, 1996       27, 1997
                                                  --------      --------      --------      -----------
Numerator for basic income per share and
  diluted income per share:
    Net income                                    $ 33,314      $ 42,829      $ 64,706      $    82,793

Denominator:
    Denominator for basic income per share         124,551       128,733       123,351          128,648
                                                  --------      --------      --------      -----------
    Effect of dilutive securities:
       Stock options and warrants                   20,293        21,016        19,456           21,631
                                                  --------      --------      --------      -----------
    Denominator for diluted income per share       144,844       149,749       142,807          150,279
                                                  ========      ========      ========      ===========


Basic income per share                            $   0.27      $   0.33      $   0.52      $      0.64
                                                  ========      ========      ========      ===========
Diluted income per share                          $   0.23      $   0.29      $   0.45      $      0.55
                                                  ========      ========      ========      ===========

On December 5, 1997, the Company effected a two-for-one stock split in the form of a stock dividend, thereby doubling the number of outstanding shares of common stock. All share and per share amounts for the prior periods have been adjusted to reflect the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased by 29.0% and 26.4% for the three and six months ended December 27, 1997 compared to the three and six months ended December 31, 1996. The increase is attributable primarily to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second source products.

During the quarter, 55% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company does place foreign currency forward contracts to mitigate its risks on its firm sales commitments and assets denominated in foreign currencies, and as a result, the net impact associated with changes in foreign currency on the Company's operating results for the quarter was minimal.

Gross margin was 67.0% and 66.9% in the three and six months ended December 27, 1997, compared to 66.1% and 66.7% for the three and six months ended December 31, 1996. The increase in gross margin for the three and six months ended December 27, 1997 was principally due to production efficiencies obtained through economies of scale offset somewhat by the charge related to equipment writedowns discussed below.

Research and development expenses were 12.6% and 12.5% of net revenues in the three and six months ended December 27, 1997, compared to 11.0% and 11.4% in the three and six months ended December 31, 1996. The increase was primarily attributable to continued investments in product development efforts.

Selling, general and administrative expenses were 8.7% of net revenues for both the three and six months ended December 27, 1997, compared to 8.6% and 9.2% for the three and six months ended December 31, 1996. Selling, general and administrative expenses increased in absolute dollars primarily as a result of increased headcount associated with the Company's direct sales efforts.

During the quarter ended December 27, 1997, the Company recorded a charge of $4.8 million to reduce the carrying value of certain pieces of capital equipment. Of this amount, $2.8 million was charged to cost of goods sold, $1.0 million was charged to research and development expenses, and $1.0 million was charged to selling, general and administrative expenses.

The Company's operating income decreased slightly to 45.6% and 45.7% of net revenues in the three and six months ended December 27, 1997, compared to 46.5% and 46.1% in the three and six months ended December 31, 1996.

Net interest income increased to $3.3 million in the three months and $6.7 million in the six months ended December 27, 1997 compared to $1.8 million and $3.3 million for the three and six months ended December 31, 1996, as a result of higher invested cash balances at higher average interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)



The effective income tax rate for both the three and six months ended December 27, 1997 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and the federal research and development tax credit.

OUTLOOK

During Q298, backlog shippable within the next 12 months increased to $208 million from the $182 million reported at the end of Q198. Eighty percent of the ending Q298 backlog consists of orders that were requested for shipment in Q398 or earlier. Customer inventories of Maxim products remained at low levels worldwide.

Net bookings in Q298 exceeded the record booking levels set in Q198. Although net bookings in the Pacific Rim were down slightly from Q198, they remained up from the levels recorded in Q3 and Q4 of fiscal 1997. Net bookings in Japan were lower in Q298 than in the previous four quarters. Net bookings in Europe and the United States were strong and exceeded Q198 levels. Net bookings across the majority of the Company's product areas continued to be strong; however, the Company has seen significant weakness in orders from automatic test equipment customers, including several who primarily serve the Pacific Rim markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first six months of fiscal year 1998 have been the net cash generated from operating activities of $125.3 million and the issuance of common stock of $16.8 million associated with the Company's stock option programs. The principal uses of funds have been the purchase of $72 million in property, plant and equipment, of which $42 million was for a sub-micron wafer fabrication facility located in San Jose, California. The uses of funds also included repurchase of $65.6 million of common stock, and net purchases of $8.7 million in short-term investments.

During the six month period ended December 31, 1997, the Company's accounts receivable, inventories and accounts payable increased as a result of higher revenue levels recorded in Q298 and related purchases of capital equipment. Days of sales outstanding related to accounts receivable and number of days in inventory on hand declined from the Q497 levels.

The Company anticipates that it will spend up to $95 million for capital equipment in fiscal 1998 and believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the foreseeable future. In addition, the Company intends to continue to repurchase its common stock from time to time consistent with its policy and practice of using the proceeds from the exercise of stock options and the resulting tax benefit to repurchase its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)



STOCK SPLIT

On December 5, 1997, the Company effected a two-for-one stock split in the form of a stock dividend, thereby doubling the number of outstanding shares of common stock. All share and per share amounts for the prior periods have been adjusted to reflect the split.

YEAR 2000 ISSUE

The Company has recently commenced a Year 2000 date conversion project to assess possible impact of Year 2000 Issues on its business. The Company is looking at
(a) its internal information and operating systems, (b) possible effects on the Company of third parties' failure to fix their own Year 2000 Issues, and (c) whether any material contingencies may exist related to products sold by the Company. The Company expects that these assessments will enable it to develop plans for any required changes, testing and implementation; to make estimates of likely time involved, and costs of any required changes; and to determine whether Year 2000 Issues are likely to have a material impact on future financial results or financial condition.

FORWARD LOOKING INFORMATION

Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied. In this report the Outlook section includes forward looking statements regarding backlog, orders, and bookings that might imply anticipated revenue and revenue growth, and the Liquidity and Capital Resources section includes forward looking statements regarding future capital expenditures and sufficiency of the Company's liquidity. Important factors affecting whether the Company will achieve future revenue and revenue growth include whether demand for the Company's products continues to increase and reflects real end user demand; whether customer cancellations and delays of outstanding orders increase (note that the Company's backlog of orders is generally not based on legally binding customer contracts); and whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future. All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the currency of and other economic issues affecting Asian countries, demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors' actions; and other risk factors described in the Company's filings with the Securities and Exchange Commission and in particular its recent report on Form 10K.

PART II:                        OTHER INFORMATION

ITEM  4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of Stockholders on November 13, 1997.

The Stockholders elected the Board's nominees as directors by the votes indicated:

Nominee                              Votes in Favor          Votes Withheld
-------                              --------------          --------------
James R. Bergman                       58,722,368               123,817
John F. Gifford                        58,722,448               123,817
Robert F. Graham                       58,710,423               123,817
B. Kipling Hagopian                    58,720,996               123,817
A.R. Frank Wazzan                      58,722,454               123,817

The increase of 3,750,000 shares of common stock under the Company's 1996 Stock Incentive Plan was ratified and approved with 35,209,145 votes in favor, 19,697,287 against, 47,117 abstentions and 3,890,006 non-votes.

The increase in number of authorized shares of common stock to 240,000,000 shares was approved with 57,038,270 votes in favor, 1,676,262 against, 46,806 abstentions, and 82,217 non-votes.

The Bonus Plan for the Company's Executive Officers was approved with 57,413,736 votes in favor, 801,028 against, 179,620 abstentions and 449,171 non votes.

The selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1998 was ratified with 58,777,241 votes in favor, 14,816 votes against, 51,498 abstentions and no non-votes.


ITEM 6: REPORTS ON FORM 8-K

        (a) No Reports on Form 8-K were filed during the quarter ended December 27, 1997

ITEMS 1, 2, 3, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FEBRUARY 4, 1998                      MAXIM INTEGRATED PRODUCTS,INC.
     (Date)                                     (Registrant)




                                      /s/ Michael J. Byrd
                                      ------------------------------------------
                                      MICHAEL J. BYRD
                                      Vice President and Chief Financial Officer
                                      (Authorized on behalf of the Registrant
                                      and as Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
  No.               Description
-------             -----------

 27.1               Financial Data Schedule