Form 10-Q/A
period 1997-12-27
MAXIM INTEGRATED PRODUCTS INC
filed 1998-02-13
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                               EXPLANATORY NOTE

     The undersigned Registrant hereby amends, as and to the extent set forth below, the following Item of its Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997 filed on February 5, 1998 pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934:


PART II.                       OTHER INFORMATION

Item 2:  Changes in Securities
------------------------------

     (a) and (b):  Not applicable.

     (c) Issuance of equity securities of the Registrant not registered under the Securities Act of 1933.

On October 16, 1997, the Registrant issued 51,526 (after giving effect to a stock dividend in the nature of a stock split effected in the quarter) shares of its Common Stock, $0.001 par value, representing most of the purchase price in the subject purchase. An additional 4,834 shares will be issued to complete the purchase.

No underwriters were involved. The shares were sold to MCA Technologies, Inc., a California corporation ("MCA"). MCA plans to liquidate and dissolve in the near future and distribute the Maxim shares to MCA's shareholders. At the time of approval of the transaction, that class of issuees consisted of six (6) shareholders and six (6) persons holding non-voting options to acquire MCA capital stock.

The consideration for the issuance of Maxim shares was substantially all of the assets of MCA.

The section of the Securities Act of 1933 under which exemption from registration is claimed is Section 4 (2). The facts relied on are: all offers and sales were to a very small number of sophisticated investors for whom the protections of registration under the Securities Act of 1933 were unnecessary. The transaction involved no general solicitation or advertising. The issuer provided full access to information about it and made full disclosure comparable to that in a registration statement (including, without limitation, current report on Form 10-K, current annual report to stockholders and current proxy statement for pending annual meeting of stockholders.) All recipients have executed, or will execute as a condition of their receipt of shares, appropriate investment representations, and all certificates issued will bear appropriate legends restricting resale of the shares in unregistered transactions.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-Q filed on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


FEBRUARY 13, 1998                      MAXIM INTEGRATED PRODUCTS,INC.
     (Date)                                     (Registrant)




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