Form 10-Q
period 1998-03-28
MAXIM INTEGRATED PRODUCTS INC
filed 1998-05-12
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

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

                                  YES [X] NO[ ]

        CLASS:COMMON STOCK,                       OUTSTANDING AT MARCH 28, 1998
        $.001 PAR VALUE                               131,153,788 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX


PART I. FINANCIAL INFORMATION                                      PAGE
                                                                   ----
        ITEM 1. Financial Statements

               Consolidated Balance Sheets                           3
                 as of March 28, 1998 and June 30, 1997

               Consolidated Statements of Income                     4
                 for the three and nine months ended
                 March 28, 1998 and March 31, 1997

               Consolidated Statements of Cash Flows                 5
                 for the nine months ended March 28,
                 1998 and March 31, 1997

               Notes to Consolidated Financial Statements            6-7

        ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations        8-10

PART II. OTHER INFORMATION

        ITEM 6. Reports on Form 8-K                                  11

SIGNATURE                                                            12

                           CONSOLIDATED BALANCE SHEETS
                         MAXIM INTEGRATED PRODUCTS, INC.

---------------------------------------------------------------------------------------------
                                                                     March 28,     June 30,
                                                                        1998         1997
  (Amounts in thousands)                                             (Unaudited)
=============================================================================================
  ASSETS
---------------------------------------------------------------------------------------------
  Current assets:
    Cash and cash equivalents                                        $ 35,033       $ 18,562
    Short-term investments                                            249,167        205,391
---------------------------------------------------------------------------------------------
       Total cash, cash equivalents and short-term
       investments                                                    284,200        223,953
---------------------------------------------------------------------------------------------
    Accounts receivable, net                                          107,128         91,642
    Inventories                                                        40,948         36,833
    Prepaid taxes and other current assets                             29,951         24,579
---------------------------------------------------------------------------------------------
       Total current assets                                           462,227        377,007
---------------------------------------------------------------------------------------------
  Property, plant and equipment, at cost, less
     accumulated depreciation                                         239,735        174,508
  Other assets                                                          6,681          4,871
---------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                       $708,643       $556,386
=============================================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                 $ 33,697       $ 25,249
    Income taxes payable                                                    0         10,916
    Accrued salaries                                                   21,363         16,408
    Accrued expenses                                                   17,375         16,312
    Deferred income on shipments to distributors                       21,204         16,336
---------------------------------------------------------------------------------------------
       Total current liabilities                                       93,639         85,221
---------------------------------------------------------------------------------------------
  Deferred income taxes                                                 1,600          1,600
  Other liabilities                                                     4,000          4,000
---------------------------------------------------------------------------------------------
  Stockholders' equity:
    Common stock                                                          131            128
    Additional paid-in capital                                        108,774         92,773
    Retained earnings                                                 502,713        373,770
    Translation adjustment                                             (2,214)        (1,106)
---------------------------------------------------------------------------------------------
       Total stockholders' equity                                     609,404        465,565
---------------------------------------------------------------------------------------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $708,643       $556,386
=============================================================================================

See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME
                         MAXIM INTEGRATED PRODUCTS, INC.

-----------------------------------------------------------------------------------------------------
  (Amounts in thousands, except per
  share data)                                     Three months ended           Nine months ended
-----------------------------------------------------------------------------------------------------
                                                March 28,     March 31,     March 28,      March 31,
  (Unaudited)                                     1998          1997          1998           1997
=====================================================================================================
Net revenues                              $145,039         $111,005         $405,039         $316,691
Cost of goods sold                          47,250           37,437          133,300          105,994
-----------------------------------------------------------------------------------------------------
    Gross margin                            97,789           73,568          271,739          210,697
-----------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                  18,710           13,092           51,203           36,459
  Selling, general and
    administrative                          12,837            9,298           35,582           28,285
-----------------------------------------------------------------------------------------------------
    Total operating expenses                31,547           22,390           86,785           64,744
-----------------------------------------------------------------------------------------------------
    Operating income                        66,242           51,178          184,954          145,953
Interest income, net                         3,682            2,462           10,414            5,726
-----------------------------------------------------------------------------------------------------
    Income before provision for
      income taxes                          69,924           53,640          195,368          151,679
Provision for income taxes                  23,774           18,237           66,425           51,570
-----------------------------------------------------------------------------------------------------
    Net income                            $ 46,150         $ 35,403         $128,943         $100,109
-----------------------------------------------------------------------------------------------------
Basic income per share                    $   0.35         $   0.28         $   1.00         $   0.80
-----------------------------------------------------------------------------------------------------
Shares used in the calculation of
   basic income per share                  130,510          127,474          129,269          124,725
-----------------------------------------------------------------------------------------------------
Diluted income per share                  $   0.31         $   0.24         $   0.86         $   0.69
-----------------------------------------------------------------------------------------------------
Shares used in the calculation of
   diluted income per share                151,223          148,750          150,594          144,788
=====================================================================================================

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         MAXIM INTEGRATED PRODUCTS, INC.

----------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                     For the nine months ended
                                                                     March 28,           March 31,
  (Amounts in thousands)(unaudited)                                    1998                1997
====================================================================================================
  Cash flows from operating activities:
   Net income                                                       $ 128,943           $ 100,109
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization and translation adjustment               11,158              12,702
   Reduction of equipment value                                        10,842                   0
   Changes in assets and liabilities:
     Accounts receivable, net                                         (15,486)             (2,637)
     Inventories                                                       (4,115)             (5,992)
     Prepaid taxes and other current assets                            (5,372)             (4,111)
     Accounts payable                                                   8,448              (7,651)
     Income taxes payable                                              55,747              30,635
     Deferred income on shipments to distributors                       4,868                 299
     All other accrued liabilities                                      6,018               4,020
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             201,051             127,374
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                         (88,335)            (32,566)
   Other assets                                                        (1,810)               (318)
   Purchases of held-to-maturity securities                                 0             (24,313)
   Purchases of available-for-sale securities                        (276,433)           (168,547)
   Proceeds from maturities of held-to-maturity securities              5,800              58,688
   Proceeds from sales/maturities of available-for-sale
     securities                                                       226,857              11,868
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (133,921)           (155,188)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                            30,860              25,202
   Repurchase of common stock                                         (81,519)            (46,135)
----------------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (50,659)            (20,933)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   16,471             (48,747)
Cash and cash equivalents:
   Beginning of year                                                   18,562              60,283
----------------------------------------------------------------------------------------------------
   End of period                                                    $  35,033           $  11,536
====================================================================================================

See accompanying notes

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 28, 1998 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1997. Effective July 1, 1997, the Company adopted a 52-53 week fiscal year that will end on the last Saturday in June, and in which each accounting quarter will end on the last Saturday of the quarter.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                            March 28,         June 30,
                            ---------         --------
                              1998              1997
                              ----              ----
                          (unaudited)

Raw materials              $ 4,803            $ 5,058
Work in process             25,007             22,349
Finished goods              11,138              9,426
                           -------            -------
                           $40,948            $36,833
                           =======            =======

NOTE 3: SHORT-TERM INVESTMENTS

All short-term investments owned at March 28, 1998 are classified as available-for-sale. At March 28, 1998, all short-term investments consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at March 28, 1998. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income, net on the consolidated statements of income.

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: INCOME PER SHARE

Beginning in the second quarter of fiscal 1998, the Company was required to report two separate income per share numbers, basic and diluted, in compliance with the Financial Accounting Standard No. 128 (FAS 128) Earnings Per Share which was issued in February 1997. Basic income per share is calculated based only on weighted average common shares outstanding. Diluted income per share is calculated based on the weighted average number of common and dilutive common equivalent shares outstanding during each respective period. The number of dilutive common equivalent shares which became issuable pursuant to the grant of stock options has been calculated using the treasury stock method. Diluted income per share is the same number the Company previously reported as income per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three months ended              Nine months ended
                                                    March 28,       March 31,      March 28,         March 31,
                                                       1998           1997            1998              1997
                                                    --------        --------        --------        -----------
  Numerator for basic income per share and
       diluted income per share:
    Net income                                      $ 46,150        $ 35,403        $128,943        $   100,109
                                                    ========        ========        ========        ===========
Denominator:
    Denominator for basic income per share
                                                     130,510         127,474         129,269            124,725

    Effect of dilutive securities:
       Stock options and warrants                     20,713          21,276          21,325             20,063
                                                    --------        --------        --------        -----------
    Denominator for diluted income per share
                                                     151,223         148,750         150,594            144,788
                                                    ========        ========        ========        ===========


Basic income per share                              $   0.35        $   0.28        $   1.00        $      0.80
                                                    ========        ========        ========        ===========
Diluted income per share                            $   0.31        $   0.24        $   0.86        $      0.69
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased by 30.7% and 27.9% for the three and nine months ended March 28, 1998 compared to the three and nine months ended March 31, 1997. The increase is attributable primarily to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second source products.

During the third quarter of fiscal 1998, 57% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company does place foreign currency forward contracts to mitigate its risks on its firm sales commitments and assets denominated in foreign currencies, and as a result, the net impact associated with changes in foreign currency on the Company's operating results for the quarter was minimal.

Gross margin was 67.4% and 67.1% in the three and nine months ended March 28, 1998, compared to 66.3% and 66.5% for the three and nine months ended March 31, 1997. The increase in gross margin for the three and nine months ended March 28, 1998 was principally due to production efficiencies obtained through economies of scale partially offset by the charges related to equipment writedowns discussed below.

Research and development expenses were 12.9% and 12.6% of net revenues in the three and nine months ended March 28, 1998, compared to 11.8% and 11.5% in the three and nine months ended March 31, 1997. The increase was primarily attributable to continued investments in product development efforts and the charges related to equipment writedowns as discussed below.

Selling, general and administrative expenses were 8.9% and 8.8% of net revenues in the three and nine months ended March 28, 1998, compared to 8.4% and 8.9% for the three and nine months ended March 31, 1997. Selling, general and administrative expenses increased in absolute dollars as a result of increased headcount and related expenses primarily associated with the Company's direct sales efforts.

During the three and nine months ended March 28, 1998, the Company recorded charges of $6.0 million and $10.8 million to reduce the carrying value of certain pieces of capital equipment. For the third quarter, $3.9 million was charged to cost of goods sold, and $2.1 million was charged to research and development expenses. For the year-to-date period, $6.7 million was charged to cost of goods sold, $3.1 million was charged to research and development expenses, and $1.0 million was charged to selling, general and administrative expenses.

The Company's operating income decreased slightly to 45.7% for both the three and nine months ended March 28, 1998, compared to 46.1% for both the three and nine months ended March 31, 1997 for the reasons noted above.

Net interest income increased to $3.7 million in the three months and $10.4 million in the nine months ended March 28, 1998 compared to $2.5 million and $5.7 million for the three and nine months ended March 31, 1997, as a result of higher invested cash and short-term investments balances at higher average interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

The effective income tax rate for both the three and nine months ended March 28, 1998 and March 31, 1997 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and the federal research and development tax credit.

OUTLOOK

During the third quarter of fiscal 1998, backlog shippable within the next 12 months increased to $216 million from the $208 million reported at the end of the second quarter of fiscal 1998. Seventy-three percent of the ending third quarter of fiscal 1998 backlog consists of orders that were requested for shipment in the fourth quarter of fiscal 1998 or earlier. Net bookings in the third quarter of fiscal 1998 were below the record level for the second quarter of fiscal 1998 but consistent with the Company's estimates of customer consumption of its products. Total cancellations for the quarter were $21 million, up from $19 million in the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash for the first nine months of fiscal 1998 have been from net cash generated from operating activities of $201.1 million and the issuance of common stock of $30.9 million associated with the Company's stock option programs. The principal uses of cash have been the purchase of $88.3 million in property, plant and equipment, of which $42 million was for a sub-micron wafer fabrication facility located in San Jose, California. The uses of cash also included repurchase of $81.5 million of common stock, and net purchases of $43.8 million in short-term investments.

During the nine month period ended March 28, 1998, the Company's accounts receivable, inventories and accounts payable increased as a result of higher revenue levels and purchases of capital equipment.

The Company anticipates that it will spend approximately $100 million for capital equipment in fiscal 1998 and believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the foreseeable future. In addition, the Company intends to continue to repurchase its common stock from time to time consistent with its policy and practice of using the proceeds from the exercise of stock options and the resulting tax benefit to repurchase its common stock.

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

FORWARD LOOKING INFORMATION

Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied. In this report the Outlook section includes forward looking statements regarding backlog, orders, and bookings that might imply anticipated revenue and revenue growth, and the Liquidity and Capital Resources section includes forward looking statements regarding future capital expenditures and sufficiency of the Company's liquidity. Important factors affecting whether the Company will achieve future revenue and revenue growth include whether demand for the Company's products continues to increase and reflects real end user demand; whether customer cancellations and delays of outstanding orders increase (note that the Company's backlog of orders is generally not based on legally binding customer contracts); and whether, the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future. All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the currency of and other economic issues affecting Asian countries, demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors' actions; and other risk factors described in the Company's filings with the Securities and Exchange Commission and in particular its recent report on Form 10-K.

PART II:                        OTHER INFORMATION



ITEM 6: REPORTS ON FORM 8-K

        (a) No Reports on Form 8-K were filed during the quarter ended March 28, 1998.

ITEMS 1,2,3,4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MAY 11, 1998                                     MAXIM INTEGRATED PRODUCTS,INC.
------------                                     ------------------------------
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

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------
 27.1                    Financial Data Schedule