Form 10-Q
period 1998-09-26
MAXIM INTEGRATED PRODUCTS INC
filed 1998-11-09
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________ TO _________

                           COMMISSION FILE NO. 0-16538

                         MAXIM INTEGRATED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                           94-2896096
       (State or Other Jurisdiction                          (I.R.S. Employer I.D. No.)
      Incorporation or Organization)

          120 SAN GABRIEL DRIVE,
              SUNNYVALE, CA                                             94086
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

                              YES [X]   NO[ ]

      CLASS: COMMON STOCK,                       OUTSTANDING AT OCTOBER 28, 1998
        $.001 PAR VALUE                                130,757,574 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

      ITEM 1. Financial Statements

            Consolidated Balance Sheets                                     3
              As of September 26, 1998 and June 27, 1998

            Consolidated Statements of Income                               4
              for the three months ended
              September 26, 1998 and September 27, 1997

            Consolidated Statements of Cash Flows                           5
              for the three months ended September 26,
              1998 and September 27, 1997

            Notes to Consolidated Financial Statements                      6-8

      ITEM 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9-12

PART II. OTHER INFORMATION

      ITEM 6. Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                  14

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

--------------------------------------------------------------------------------
                                                 September 26,      June 27,
                                                     1998             1998
(Amounts in thousands)                            (unaudited)
================================================================================
ASSETS
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                        $  52,275       $  16,739
  Short-term investments                             289,784         306,209
--------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term
     investments                                     342,059         322,948
--------------------------------------------------------------------------------
  Accounts receivable, net                            99,479         101,921
  Inventories                                         44,707          44,707
  Deferred income taxes and other current assets      37,518          38,439
--------------------------------------------------------------------------------
     Total current assets                            523,763         508,015
--------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
   accumulated depreciation                          262,614         255,453
Other assets                                           5,991           6,024
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 792,368       $ 769,492
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 26,075        $ 35,169
  Income taxes payable                                25,280          27,412
  Accrued salaries                                    25,425          21,421
  Accrued expenses                                    26,537          22,604
  Deferred income on shipments to distributors        24,256          23,686
--------------------------------------------------------------------------------
     Total current liabilities                       127,573         130,292
--------------------------------------------------------------------------------
Other liabilities                                      4,000           4,000
Deferred income taxes                                  4,200           4,200
--------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                           131             131
  Additional paid-in capital                          56,614          81,118
  Retained earnings                                  601,309         551,914
  Translation adjustment                              (1,459)         (2,163)
--------------------------------------------------------------------------------
     Total stockholders' equity                      656,595         631,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 792,368       $ 769,492
================================================================================

See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.

--------------------------------------------------------------------------------
                                                       Three Months Ended
(Unaudited)                                      September 26,    September 27,
(Amounts in thousands, except per share data)        1998             1997
================================================================================
Net revenues                                       $ 155,281       $ 125,000
Cost of goods sold                                    50,453          41,500
--------------------------------------------------------------------------------
    Gross margin                                     104,828          83,500
--------------------------------------------------------------------------------
Operating expenses:
  Research and development                            21,051          15,480
  Selling, general and administrative                 13,487          10,934
--------------------------------------------------------------------------------
    Total operating expenses                          34,538          26,414
--------------------------------------------------------------------------------
    Operating income                                  70,290          57,086
Interest income, net                                   4,551           3,466
--------------------------------------------------------------------------------
    Income before provision for
      income taxes                                    74,841          60,552
Provision for income taxes                            25,446          20,588
--------------------------------------------------------------------------------
    Net income                                     $  49,395       $  39,964
================================================================================
Earnings per share:
    Basic                                          $    0.38       $    0.31
    Diluted                                        $    0.33       $    0.26
================================================================================
Shares used in the calculation of earnings per share:
    Basic                                            130,581         128,564
    Diluted                                          148,660         150,810
================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.

========================================================================================
                                                             For the three months ended
(Amounts in thousands)(Unaudited)                           September 26,  September 27,
Increase (decrease) in cash and cash equivalents                1998           1997
========================================================================================
Cash flows from operating activities:
Net income                                                    $ 49,395      $ 39,964
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and translation adjustment         4,787         3,445
   Changes in assets and liabilities:
     Accounts receivable                                         2,442        (4,120)
     Inventories                                                    --          (180)
     Deferred income taxes and other current assets                921          (972)
     Accounts payable                                           (9,094)        2,979
     Income taxes payable                                        8,377        14,901
     Deferred income on shipments to distributors                  570        (1,303)
     All other accrued liabilities                               7,937         8,185
---------------------------------------------------------------------------------------
Net cash provided by operating activities                       65,335        62,899
---------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                  (11,244)      (12,206)
   Other assets                                                     33            24
   Purchases of available-for-sale securities                  (59,517)     (104,267)
   Proceeds from maturities of held-to-maturity securities          --         5,800
   Proceeds from sales/maturities of available-for-sale
     securities                                                 75,942        50,747
---------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              5,214       (59,902)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                      8,489        11,188
   Repurchase of common stock                                  (43,502)      (10,550)
---------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            (35,013)          638
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            35,536         3,635
Cash and cash equivalents:
   Beginning of year                                            16,739        18,562
---------------------------------------------------------------------------------------
   End of period                                              $ 52,275      $ 22,197
=======================================================================================

See accompanying Notes to Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 26, 1998 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 27, 1998. Effective July 1, 1997, the Company adopted a 52-53 week fiscal year that will end on the last Saturday in June, and in which each accounting quarter will end on the last Saturday of the quarter.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                              September 26,       June 27,
                                  1998              1998
                               (unaudited)
                              -------------       --------
Raw materials                   $  4,469          $  4,826
Work-in-process                   29,746            29,575
Finished goods                    10,492            10,306
                                --------          --------
                                $ 44,707          $ 44,707
                                ========          ========

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 3: EARNINGS PER SHARE

Beginning in the second quarter of fiscal 1998, the Company was required to report two separate earnings per share numbers, basic and diluted, in compliance with the Statement of Financial Accounting Standard No. 128 (SFAS 128) Earnings Per Share which was issued in February 1997. Basic earnings per share is calculated based only on weighted average common shares outstanding. Diluted earnings per share is calculated based on the weighted average number of common and dilutive common equivalent shares outstanding during each respective period. The number of dilutive common equivalent shares which became issuable pursuant to the grant of stock options has been calculated using the treasury stock method. Diluted earnings per share is the same number the Company previously reported as income per share.

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                  September 26,   September 27,
(Amounts in thousands)                                1998            1997
================================================================================
Numerator for basic earnings per share
  and diluted earnings per share
    Net income                                    $  49,395        $  39,964
================================================================================
Denominator for basic earnings per share            130,581          128,564
   Effect of dilutive securities:
      Stock options and warrants                     18,079           22,246

Denominator for diluted earnings per share          148,660          150,810
================================================================================
Earnings per share:
    Basic                                         $    0.38        $    0.31
    Diluted                                       $    0.33        $    0.26
================================================================================

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: SHORT-TERM INVESTMENTS

All short-term investment owned at September 26, 1998 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at September 26, 1998. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income, net in the consolidated statements of income.

NOTE 5: COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) Reporting Comprehensive Income, as of the first quarter of fiscal 1999. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, however it has no impact on the Company's consolidated results of operations, financial position or cash flows. The difference between net income and comprehensive income is from foreign currency translation adjustments.

The components of comprehensive income for the three months ended September 26, 1998 and September 27, 1997 are as follows (in thousands):

                              September 26,      September 27,
                                  1998               1997
                              -------------      -------------
Net income                       $49,395            $39,964
Cumulative translation
  adjustments                        704               (643)
                                 -------            -------
Comprehensive income             $50,099            $39,321
                                 =======            =======

Accumulated other comprehensive income presented on the accompanying consolidated balance sheets consists of cumulative translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the three months ended September 26, 1998 increased 24.2% to $155.3 million compared to $125.0 million the same period last year. The increase is primarily attributable to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second-source products.

During the quarter, 59% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies; as a result, the impact of changes in foreign exchange rates on revenue and the Company's results of operations for the quarter was minimal.

Gross margin was 67.5% in the three months ended September 26, 1998, compared to 66.8% for the three months ended September 27, 1997. The increase in gross margin for the three month period ended September 26, 1998 was due to production efficiencies obtained through economies of scale offset to some extent by a $2.2 million increase in inventory reserves. The Company also recorded charges of $2.3 million related to obsoleting of a 4-inch wafer fabrication facility which was replaced by a 6-inch sub-micron facility acquired in November 1997. In addition, the Company expensed approximately $2.8 million of negative manufacturing variances.

Research and development expenses were 13.6% of net revenues in the three months ended September 26, 1998, compared to 12.4% for the three months ended September 27, 1997. Research and development expenses increased approximately $5.6 million in absolute dollars for the three month period ended September 26, 1998 over the comparable period last year. The increase is attributable primarily to continued investments in product development efforts.

Selling, general and administrative expenses remained constant at 8.7% of net revenues for both the three months ended September 26, 1998 and September 27, 1997. Selling, general and administrative expenses increased in absolute dollars primarily as a result of increased headcount and related employee expenses to support the Company's higher revenues.

The Company's operating income decreased slightly to 45.3% of net revenues for the three months ended September 26, 1998, compared to 45.7% for the three months ended September 27, 1998.

Net interest income increased to $4.6 million in the three months ended September 26, 1998 compared to $3.5 million for the comparable period a year ago as a result of higher levels of invested cash, cash equivalents and short-term investments.

The effective income tax rate for both the three months ended September 26, 1998 and September 27, 1997 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company's Foreign Sales Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

OUTLOOK

During the first quarter of fiscal 1999, shipments to customers remained at fourth quarter 1998 levels despite global economic conditions and lower end market bookings than in the previous quarter. Turns orders received during the quarter increased 21% over the fourth quarter 1998 level and were approximately $42.0 million (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders).

In addition to the increased level of turns orders received during the quarter, the Company also experienced a higher percentage of orders requesting near-term delivery (customer orders for delivery in the first or second quarter of fiscal
1999). The Company attributes the prevalence of short-term orders to its reduced lead times, and limited customer expectations for short-term improvement in demand for end-market equipment. The Company also believes that the economic uncertainty in the world markets is negatively affecting the inventory and purchasing psychology of the Company's customers, resulting in less long-term ordering.

Net bookings during the quarter were approximately $127 million, a 7% decline from the fourth quarter of fiscal 1998. First quarter ending backlog shippable within the next 12 months was approximately $143.2 million, a decline from $181.0 million reported at the end of the fourth quarter of fiscal 1998. Eighty percent of the ending first quarter backlog consists of orders that were requested for shipment in the second quarter of fiscal 1999 or earlier.

The Company believes that current worldwide economic uncertainties are impacting its customers' ability to predict the demand for their products. In this environment, prudence dictates that the Company remain cautious about its short-term revenue outlook. To maintain the Company's current revenue level, it will need a continued increase in turns orders that match available supply and an overall increase in the order rate from the first quarter of 1999. In the first quarter of 1999, none of the geographic or end equipment markets broke out of the downward booking trend of the last three quarters. The Company continues to watch for a leading indicator predicting a change in the ordering rates from the last nine months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first three months of fiscal 1999 have been from net cash generated from operating activities of $65.3 million, $16.4 million net proceeds from investment activities and the issuance of common stock of $8.5 million associated with the Company's stock option programs.

The principal uses of funds have been the repurchase of $43.5 million of common stock and the purchase of $11.2 million in property, plant and equipment.

The Company anticipates that it will spend approximately $70 million for capital equipment in fiscal 1999 and believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the foreseeable future. In addition, the Company intends to continue to repurchase its common stock from time to time consistent with its policy and practice of using the proceeds or anticipated proceeds from the exercise of stock options and the resulting tax benefit to repurchase its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

YEAR 2000 ISSUE

As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

The Company is in the process of evaluating the modifications to both new and existing software and hardware required to mitigate the Year 2000 Issue. The Company has also initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to minimize their own Year 2000 Issue. The Company expects to have any required modifications completed prior to December 31, 1999. However, if such modifications are not made, or are not completed in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company currently has no contingency plan in the event it or third parties are unable to complete system modifications to address the Year 2000 Issue. Costs incurred to date have been minimal. While the Company has not fully completed the evaluation of its Year 2000 Issue, it does not anticipate that the future cost of these efforts will be material.

The date on which the Company plans to complete any necessary Year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD LOOKING INFORMATION

Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied in this report.

Important factors affecting the Company's ability to achieve future revenue growth include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; and whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; and whether the Company is able to successfully commercialize its new technologies, such as its new second-generation high frequency technologies, that it has been investing in by designing and introducing new products based on these new technologies.

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the currency and other economic issues affecting Asian countries; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors' actions; and other risk factors described in the Company's filings with the Securities and Exchange Commission and in particular its recent report on Form 10-K.

All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.4       Bylaws of the Registrant as amended (Section 15 amended on September 28, 1998).

27        Financial Data Schedule.

     (b) No Reports on Form 8-K were filed during the quarter ended September 26, 1998.

ITEMS 1, 2, 3, 4  AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NOVEMBER 6, 1998                          MAXIM INTEGRATED PRODUCTS, INC.
----------------                          ----------------------------------
(Date)                                    (Registrant)


                                          /s/ Michael J. Byrd
                                          ----------------------------------
                                          MICHAEL J. BYRD
                                          Vice President and Chief Financial
                                          Officer (For the Registrant and as
                                          Principal Financial Officer)



                                          /s/ Carl W. Jasper
                                          ----------------------------------
                                          CARL W. JASPER
                                          Corporate Controller (Principal
                                          Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                     Description
-------                                    -----------
3.4       Bylaws of the Registrant as amended (Section 15 amended on September 28, 1998).

27        Financial Data Schedule.