Form 10-Q
period 1998-12-26
MAXIM INTEGRATED PRODUCTS INC
filed 1999-02-05
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1998

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

                               YES [X]   NO [ ]

    CLASS: COMMON STOCK,                        OUTSTANDING AT JANUARY 25, 1999
      $.001 PAR VALUE                                 133,328,033 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
        ITEM 1. Financial Statements

               Consolidated Balance Sheets                                    3
                 as of December 26, 1998 and June 27, 1998.

               Consolidated Statements of Income                              4
                 for the three months and six months ended
                 December 26, 1998 and December 27, 1997

               Consolidated Statements of Cash Flows                          5
                 for the six months ended December 26,
                 1998 and December 27, 1997

               Notes to Consolidated Financial Statements                    6-8

        ITEM 2. Management's Discussion and Analysis of                      9-12
                Financial Condition and Results of Operations


        ITEM 3. Quantitative and Qualitative Disclosures About                 13
                Market Risk

PART II. OTHER INFORMATION

        ITEM 4. Submission of Matters to a Vote of Security                    13
                Holders

        ITEM 6. Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                     14

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.
--------------------------------------------------------------------------------

                                                           December 26,     June 27,
(Amounts in thousands)                                        1998           1998
                                                           (unaudited)
====================================================================================
ASSETS
------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                  $  53,666     $  16,739
  Short-term investments                                       338,787       306,209
------------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term
     investments                                               392,453       322,948
------------------------------------------------------------------------------------
  Accounts receivable, net                                      87,403       101,921
  Inventories                                                   43,309        44,707
  Deferred income taxes and other current assets                43,944        38,439
------------------------------------------------------------------------------------
     Total current assets                                      567,109       508,015
------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
   accumulated depreciation                                    269,980       255,453
Other assets                                                     7,766         6,024
------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 844,855     $ 769,492
====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  28,189     $  35,169
  Income taxes payable                                           1,064        27,412
  Accrued salaries                                              21,431        21,421
  Accrued expenses                                              28,506        22,604
  Deferred income on shipments to distributors                  23,946        23,686
------------------------------------------------------------------------------------
     Total current liabilities                                 103,136       130,292
------------------------------------------------------------------------------------
Other liabilities                                                4,000         4,000
Deferred income taxes                                            4,200         4,200
------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                                     131           131
  Additional paid-in capital                                    87,056        81,118
  Retained earnings                                            647,801       551,914
  Translation adjustment                                        (1,469)       (2,163)
------------------------------------------------------------------------------------
     Total stockholders' equity                                733,519       631,000
------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 844,855     $ 769,492
====================================================================================


          See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                         MAXIM INTEGRATED PRODUCTS, INC.

-----------------------------------------------------------------------------------------------
(Amounts in thousands, except per
share data)                                Three months ended            Six months ended
-----------------------------------------------------------------------------------------------
                                        December 26,  December 27,   December 26,  December 27,
(Unaudited)                                1998          1997           1998          1997
===============================================================================================
Net revenues                             $ 145,012     $ 135,000      $ 300,293     $ 260,000
Cost of goods sold                          45,409        44,550         95,862        86,050
-----------------------------------------------------------------------------------------------
     Gross margin                           99,603        90,450        204,431       173,950
-----------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                  21,385        17,013         42,436        32,493
  Selling, general and
    administrative                          12,643        11,811         26,130        22,745
-----------------------------------------------------------------------------------------------
     Total operating expenses               34,028        28,824         68,566        55,238
-----------------------------------------------------------------------------------------------
     Operating income                       65,575        61,626        135,865       118,712
Interest income, net                         4,867         3,266          9,418         6,732
-----------------------------------------------------------------------------------------------
     Income before provision for
      income taxes                          70,442        64,892        145,283       125,444
Provision for income taxes                  23,950        22,063         49,396        42,651
-----------------------------------------------------------------------------------------------
     Net income                            $46,492       $42,829        $95,887       $82,793
===============================================================================================
 Earnings per share:
    Basic                                   $ 0.35        $ 0.33         $ 0.73        $ 0.64
    Diluted                                 $ 0.31        $ 0.29         $ 0.64        $ 0.55
===============================================================================================
 Shares used in the calculation
   of earnings per share:
    Basic                                  131,309       128,733        130,945       128,648
    Diluted                                149,972       149,749        149,316       150,279
===============================================================================================


          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.

===============================================================================================
                                                                    For the six months ended
(Amounts in thousands)(Unaudited)                                 December 26,     December 27,
 Increase (decrease) in cash and cash equivalents                    1998             1997
===============================================================================================
Cash flows from operating activities:
Net income                                                          $ 95,887        $ 82,793
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and translation adjustment               8,998           7,050
   Reduction of equipment value                                            -           4,842
   Changes in assets and liabilities:
     Accounts receivable                                              14,518          (8,793)
     Inventories                                                       1,398          (1,701)
     Deferred income taxes and other current assets                   (5,505)         (2,765)
     Accounts payable                                                 (6,980)          5,884
     Income taxes payable                                             10,533          35,880
     Deferred income on shipments to distributors                        260          (1,371)
     All other accrued liabilities                                     5,912           3,507
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                            125,021         125,326
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                        (22,831)        (71,951)
   Other assets                                                       (1,742)         (1,671)
   Purchases of available-for-sale securities                       (144,090)        (95,329)
   Proceeds from sales/maturities of available-for-sale
     securities                                                      111,512          86,602
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                  (57,151)        (82,349)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                           21,463          16,779
   Repurchase of common stock                                        (52,406)        (65,639)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  (30,943)        (48,860)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  36,927          (5,883)
Cash and cash equivalents:
   Beginning of year                                                  16,739          18,562
-----------------------------------------------------------------------------------------------
   End of period                                                    $ 53,666        $ 12,679
===============================================================================================


          See accompanying Notes to Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 26, 1998 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 27, 1998. Effective July 1, 1997, the Company adopted a 52-53 week fiscal year that will end on the last Saturday in June, and in which each accounting quarter will end on the last Saturday of the last month of the quarter.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                                      December 26,            June 27,
                                      ------------           ---------
                                         1998                   1998
                                         ----                   ----
                                      (unaudited)
Raw materials                           $  3,688              $  4,826
Work-in-process                           24,281                29,575
Finished goods                            15,340                10,306
                                        --------              --------
                                        $ 43,309              $ 44,707
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

---------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per
share data)                                      Three months ended             Six months ended
---------------------------------------------------------------------------------------------------------
                                              December 26,    December 27,     December 26,  December 27,
(Unaudited)                                      1998            1997             1998          1997
=========================================================================================================
Numerator for basic earnings per
  share and diluted earnings per
  share
    Net income                                      46,492       $42,829        $95,887       $82,793
========================================================================================================
Denominator for basic earnings per share           131,309       128,733        130,945       128,648
   Effect of dilutive securities:
       Stock options and warrants                   18,663        21,016         18,371        21,631
========================================================================================================
Denominator for diluted earnings per share         149,972       149,749        149,316       150,279
========================================================================================================
Earnings per share:
    Basic                                           $ 0.35        $ 0.33         $ 0.73        $ 0.64
    Diluted                                         $ 0.31        $ 0.29         $ 0.64        $ 0.55
========================================================================================================

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: SHORT-TERM INVESTMENTS

All short-term investments at December 26, 1998 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at December 26, 1998. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income, net in the consolidated statements of income.

NOTE 5: COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) Reporting Comprehensive Income, as of the first quarter of fiscal 1999. SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components, however it has no impact on the Company's consolidated results of operations, financial position or cash flows. The difference between net income and comprehensive income is from foreign currency translation adjustments.

The components of comprehensive income for the three and six months ended December 26, 1998 and December 27, 1997 are as follows (in thousands):

                                             Three months ended            Six months ended
------------------------------------------------------------------------------------------------
                                         December 26,  December 27,   December 26,  December 27,
                                             1998          1997           1998          1997
================================================================================================
Net income                                 $ 46,492      $ 42,829      $ 95,887       $ 82,793
Cumulative Translation
  adjustment                                    (10)         (299)          694           (942)
------------------------------------------------------------------------------------------------
Comprehensive Income                       $ 46,482      $ 42,530      $ 96,581       $ 81,851
================================================================================================


NOTE 6: RECENT PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities was issued by the Financial Accounting Standards Board in June 1998. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased by 7.4% and 15.5% for the three and six months ended December 26, 1998 compared to the three and six months ended December 27, 1997. The increase is primarily attributable to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second-source products.

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

Gross margin was 68.7% and 68.1% in the three and six months ended December 26, 1998, compared to 67.0% and 66.9% for the three and six months ended December 27, 1997. The increase in gross margin for the three and six months ended December 26, 1998 was due to production efficiencies obtained through economies of scale offset to some extent by a $2.5 million increase in inventory reserves. In addition, the Company expensed approximately $2.8 million of negative manufacturing variances.

Research and development expenses were 14.7% and 14.1% of net revenues in the three and six months ended December 26, 1998, compared to 12.6% and 12.5% in the three and six months ended December 27, 1997. The increase is attributable primarily to increased investments in product development efforts.

Selling, general and administrative expenses were 8.7% of net revenues for both the three and six months ended December 26, 1998 and for the three and six months ended December 27, 1997. Selling, general and administrative expenses increased in absolute dollars primarily as a result of increased headcount and related employee expenses to support the Company's higher revenues.

The Company's operating income decreased slightly to 45.2% of net revenues for both the three and six months ended December 26, 1998 as a result of the items described above compared to 45.6% and 45.7% in the three and six months ended December 27, 1997.

Net interest income increased to $4.9 million in the three months and $9.4 million in the six months ended December 26, 1998, compared to $3.3 million and $6.7 million for the three and six months ended December 27, 1997, as a result of higher levels of invested cash, cash equivalents and short-term investments.

The effective income tax rate for both the three and six months ended December 26, 1998 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes, federal research and development tax credit and tax exempt earnings of the Company's Foreign Sales Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

OUTLOOK

Net bookings were $141.0 million in the second quarter of fiscal 1999, an 11% increase over the first quarter of fiscal 1999 of $127.0 million. During the quarter, customers continued their trend of ordering for near-term delivery. Turns orders received in the quarter were $52.0 million, a 24% increase over the first quarter of 1999 (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Order cancellations during the quarter were approximately $15 million, the lowest level in the last several quarters.

Second quarter of fiscal 1999 ending backlog shippable within the next 12 months was approximately $135 million, including $109 million requested for shipment by the end of the third quarter of fiscal 1999. Since shipments in the second quarter of fiscal 1999 slightly exceeded the Company's net bookings, the opening backlog for the third quarter of fiscal 1999 was below that for the previous quarter. Accordingly, the Company's ability to ship in the third quarter at or above the level of the second quarter of fiscal 1999 will depend on third quarter turns orders being at or above second quarter levels.

During the second quarter of fiscal 1999, bookings grew in Europe and the Pacific Rim. Market conditions in Japan continue to be difficult, and business in that country declined during the quarter. While some of the strength in the Pacific Rim is due to the transfer of contract manufacturing to lower cost manufacturing areas, the Company also saw an increase in its OEM business in Korea.

Bookings improved in the communications (primarily cell phone) and the computer (primarily notebook related) end markets. In addition, the Company experienced moderate bookings growth in the broad-based traditional standard analog products that serve most of the Company's end markets.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first six months of fiscal 1999 have been from net cash generated from operating activities of $125.0 million, and the issuance of common stock of $21.5 million associated with the Company's stock option programs.

The principal uses of funds have been the repurchase of $52.4 million of common stock, the purchase of $22.8 million in property, plant and equipment and $32.6 million of net investment activities.

The Company anticipates that it will spend up to $70 million for capital equipment in fiscal 1999 and believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the foreseeable future. In addition, the Company intends to continue to repurchase its common stock from time to time consistent with its policy and practice of using the proceeds or anticipated proceeds from the exercise of stock options and the resulting tax benefit to repurchase its common stock.

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

The Company has evaluated and is continuing to evaluate the modifications required to both new and existing software and hardware systems required to mitigate the Year 2000 issue. Evaluations have been substantially completed on systems determined by the Company to be critical to the Company's operations, and remediation has begun on those systems. The Company estimates that it is more than 50% complete in such remediation. The Company has also initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to minimize their own Year 2000 Issue. The Company expects to have any required modifications completed prior to December 31, 1999. However, if such modifications are not made, or are not completed in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company currently has no contingency plan in the event it or third parties are unable to complete system modifications to address the Year 2000 Issue. Costs incurred to date have been minimal. While the Company has not fully completed the evaluation of its Year 2000 Issue, it does not anticipate that the future cost of these efforts will be material.

The date on which the Company plans to complete any necessary Year 2000 modifications and costs related to completing such modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved, and actual completion dates and costs could differ significantly from those estimates. Specific factors that might cause such significant differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Such statements include, among others, statements regarding bookings, shipments, turns orders, capital spending, the sufficiency of capital resources and liquidity, the Company's stock repurchase policy, completion of Year 2000 related modifications and costs of Year 2000 remediation efforts. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied in this report.

Important factors affecting the Company's ability to achieve future revenue growth include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; and whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; and whether the Company is able to successfully commercialize its new technologies, such as its new second-generation high frequency technologies, that it has been investing in.

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the currency and other economic issues affecting Asian and other countries; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors' actions; and other risk factors described above under the heading Year 2000 Issue and in the Company's filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the year ended June 27, 1998.

All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended June 27, 1998 have not changed significantly.


PART II.                      OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of Stockholders on November 19, 1998.

The Stockholders elected the Board's nominees as directors by the votes indicated:

Nominee                             Votes in Favor           Votes Withheld
-------                             --------------           --------------
James R. Bergman                      117,794,440               158,088
John F. Gifford                       117,783,556               158,088
Kipling Hagopian                      117,785,507               158,088
A.R. Frank Wazzan                     117,794,593               158,088

The increase in the number of shares of common stock under the Company's 1996 Stock Incentive Plan and the 1987 Employee Stock Participation Plan was ratified and approved with 75,303,453 votes in favor, 32,966,001 against, 80,014 abstentions and 9,599,1670 non-votes.

The selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1999 was ratified with 117,861,346 votes in favor, 15,385 votes against, 71,904 abstentions and no non-votes.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        27 Financial Data Schedule.

        (b) No Reports on Form 8-K were filed during the quarter ended December 26, 1998.

ITEMS 1, 2, 3 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FEBRUARY 5, 1999_                       MAXIM INTEGRATED PRODUCTS, INC.
(Date)                                  ----------------------------------------
                                              (Registrant)



                                        /s/ Michael J. Byrd
                                        ----------------------------------------
                                        MICHAEL J. BYRD
                                        Vice President and Chief
                                        Financial Officer (For the
                                        Registrant and as Principal
                                        Financial Officer)



                                        /s/ Carl W. Jasper
                                        ----------------------------------------
                                        CARL W. JASPER
                                        Corporate Controller (Principal
                                        Accounting Officer)

                                  EXHIBIT INDEX


     27   Financial Data Schedule.