Form 10-Q
period 1999-03-27
MAXIM INTEGRATED PRODUCTS INC
filed 1999-05-11
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

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

                                  YES [X] NO[ ]

        CLASS: COMMON STOCK,                      OUTSTANDING AT APRIL 26, 1999
         $.001 PAR VALUE                               134,899,848 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
        ITEM 1. Financial Statements

               Consolidated Balance Sheets
                 as of March 27, 1999 and June 27, 1998                       3

               Consolidated Statements of Income
                 for the three months and nine months ended
                 March 27, 1999 and March 28, 1998                            4

               Consolidated Statements of Cash Flows
                 for the nine months ended March 27,
                 1999 and March 28, 1998                                      5

               Notes to Consolidated Financial Statements                     6

        ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 9

        ITEM 3. Quantitative and Qualitative Disclosures About
                Market Risk                                                  13

PART II. OTHER INFORMATION

        ITEM 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                   14

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

-------------------------------------------------------------------------------
                                                      March 27,        June 27,
                                                        1999             1998
                                                     (unaudited)
(Amounts in thousands)
===============================================================================
ASSETS

Current assets:
  Cash and cash equivalents                           $  45,190       $  16,739
  Short-term investments                                419,615         306,209
-------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term
     investments                                        464,805         322,948
-------------------------------------------------------------------------------
  Accounts receivable, net                               84,744         101,921
  Inventories                                            43,057          44,707
  Deferred income taxes and other current assets         48,319          38,439
-------------------------------------------------------------------------------
     Total current assets                               640,925         508,015
-------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
   accumulated depreciation                             272,887         255,453
Other assets                                              6,622           6,024
-------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 920,434       $ 769,492
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  23,970       $  35,169
  Income taxes payable                                       20          27,412
  Accrued salaries                                       27,187          21,421
  Accrued expenses                                       33,929          22,604
  Deferred income on shipments to distributors           24,238          23,686
-------------------------------------------------------------------------------
     Total current liabilities                          109,344         130,292
-------------------------------------------------------------------------------
Other liabilities                                         4,000           4,000
Deferred income taxes                                     4,200           4,200
-------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                              134             131
  Additional paid-in capital                            108,755          81,118
  Retained earnings                                     695,470         551,914
  Translation adjustment                                 (1,469)         (2,163)
-------------------------------------------------------------------------------
     Total stockholders' equity                         802,890         631,000
-------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 920,434       $ 769,492
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                         MAXIM INTEGRATED PRODUCTS, INC.


(Amounts in thousands, except per
share data)                            Three months ended          Nine months ended
---------------------------------------------------------------------------------------
                                     March 27,     March 28,     March 27,    March 28,
(Unaudited)                            1999          1998          1999         1998
=======================================================================================
Net revenues                         $147,188      $145,039      $447,481      $405,039
Cost of goods sold                     45,538        47,250       141,400       133,300
---------------------------------------------------------------------------------------
    Gross margin                      101,650        97,789       306,081       271,739
---------------------------------------------------------------------------------------
Operating expenses:
  Research and development             21,848        18,710        64,284        51,203
  Selling, general and
    administrative                     12,798        12,837        38,928        35,582
---------------------------------------------------------------------------------------
    Total operating expenses           34,646        31,547       103,212        86,785
---------------------------------------------------------------------------------------
    Operating income                   67,004        66,242       202,869       184,954
Interest income, net                    5,222         3,682        14,640        10,414
---------------------------------------------------------------------------------------
    Income before provision for
      income taxes                     72,226        69,924       217,509       195,368
Provision for income taxes             24,557        23,774        73,953        66,425
---------------------------------------------------------------------------------------
    Net income                       $ 47,669      $ 46,150      $143,556      $128,943
=======================================================================================
Earnings per share:
    Basic                            $   0.36      $   0.35      $   1.09      $   1.00
    Diluted                          $   0.31      $   0.31      $   0.95      $   0.86
=======================================================================================
Shares used in the calculation
   of earnings per share:
    Basic                             133,762       130,510       131,884       129,269
    Diluted                           153,981       151,223       150,871       150,594
=======================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.

=========================================================================================
                                                                For the nine months ended
(Amounts in thousands)(Unaudited)                               March 27,       March 28,
 Increase (decrease) in cash and cash equivalents                 1999            1998
=========================================================================================
Cash flows from operating activities:
Net income                                                      $ 143,556       $ 128,943
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and translation adjustment           13,323          11,158
   Reduction of equipment value                                        --          10,842
   Changes in assets and liabilities:
     Accounts receivable                                           17,177         (15,486)
     Inventories                                                    1,650          (4,115)
     Deferred income taxes and other current assets                (9,880)         (5,372)
     Accounts payable                                             (11,199)          8,448
     Income taxes payable                                          36,881          55,747
     Deferred income on shipments to distributors                     552           4,868
     All other accrued liabilities                                 17,091           6,018
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                         209,151         201,051
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                     (30,063)        (88,335)
   Other assets                                                      (598)         (1,810)
   Purchases of available-for-sale securities                    (369,367)       (276,433)
   Proceeds from maturities of held-to-maturity securities             --           5,800
   Proceeds from sales/maturities of available-for-sale
     securities                                                   255,961         226,857
-----------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              (144,067)       (133,921)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                        33,947          30,860
   Repurchase of common stock                                     (70,580)        (81,519)
-----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               (36,633)        (50,659)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               28,451          16,471
Cash and cash equivalents:
   Beginning of year                                               16,739          18,562
-----------------------------------------------------------------------------------------
   End of period                                                $  45,190       $  35,033
=========================================================================================

See accompanying Notes to Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 27, 1999 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 27, 1998. Effective July 1, 1997, the Company adopted a 52-53 week fiscal year that will end on the last Saturday in June, and in which each accounting quarter will end on the last Saturday of the last month of the quarter.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                              March 27,            June 27,
                                1999                 1998
                              ---------            --------
                             (unaudited)
Raw materials                 $ 3,528              $ 4,826
Work-in-process                22,047               29,575
Finished goods                 17,482               10,306
                              -------              -------
                              $43,057              $44,707
                              =======              =======

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

------------------------------------------------------------------------------------------
(Amounts in thousands, except per
   share data)                            Three months ended          Nine months ended
------------------------------------------------------------------------------------------
                                        March 27,     March 28,     March 27,    March 28,
(Unaudited)                               1999          1998          1999          1998
==========================================================================================
Numerator for basic earnings per
  share and diluted earnings per
  share
    Net income                          $ 47,669      $ 46,150      $143,556      $128,943
==========================================================================================
Denominator for basic earnings per       133,762       130,510       131,884       129,269
  share
   Effect of dilutive securities:
       Stock options and warrants         20,219        20,713        18,987        21,325
------------------------------------------------------------------------------------------

Denominator for diluted earnings         153,981       151,223       150,871       150,594
  per share
==========================================================================================
Earnings per share:
    Basic                               $   0.36      $   0.35      $   1.09      $   1.00
    Diluted                             $   0.31      $   0.31      $   0.95      $   0.86
==========================================================================================

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: SHORT-TERM INVESTMENTS

All short-term investments at March 27, 1999 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at March 27, 1999. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income, net in the consolidated statements of income.

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

The components of comprehensive income for the three and nine months ended March 27, 1999 and March 28, 1998 are as follows (in thousands):

                                       Three months ended                  Nine months ended
------------------------------------------------------------------------------------------------
                                   March 27,        March 28,         March 27,        March 28,
                                        1999             1998              1999             1998
================================================================================================
     Net income                    $  47,669        $  46,150         $ 143,556        $ 128,943
     Cumulative Translation
       adjustment                         --             (166)              694           (1,108)
------------------------------------------------------------------------------------------------
     Comprehensive Income          $  47,669        $  45,984         $ 144,250        $ 127,835
================================================================================================

NOTE 6: RECENT PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities was issued by the Financial Accounting Standards Board in June 1998. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased by 1.5% and 10.5% for the three and nine months ended March 27, 1999 compared to the three and nine months ended March 28, 1998. The increases were primarily attributable to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second-source products.

Net revenues derived from customers outside of the United States were 61% and 59% for the three and nine months ended March 27, 1999, respectively. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies; as a result, the impact of changes in foreign exchange rates on revenue and the Company's results of operations for the quarter was minimal.

Gross margins were 69.1% and 68.4% for the three and nine months ended March 27, 1999, compared to 67.4% and 67.1% for the three and nine months ended March 28, 1998. The increases in gross margin for the three and nine months ended March 27, 1999 were primarily due to production efficiencies obtained through economies of scale. These efficiencies were partially offset in the three months ended March 27, 1999 by an increase in inventory reserves of $0.8 million ($5.5 million for the nine months ended March 27, 1999), reserves booked for the closure of a 4-inch wafer fabrication facility of $1.3 million ($3.6 million for the nine months ended March 27, 1999) and the write-off of unfavorable manufacturing variances of $1.6 million ($7.2 million for the nine months ended March 27, 1999).

Research and development expenses were 14.8% and 14.4% of net revenues in the three and nine months ended March 27, 1999, compared to 12.9% and 12.6% in the three and nine months ended March 28, 1998. The increases were attributable primarily to increased investments in product development efforts.

For the three months ended March 27, 1999, selling, general and administrative expenses were 8.7% of net revenues compared to 8.9% of net revenues for the three months ended March 28, 1998. While selling, general and administrative expenses are approximately the same for both periods, such expenses for the three months ended March 27, 1999 include a $1.5 million charge recorded for technology licensing matters offset by lower employee related expenses. For the nine months ended March 27, 1999, selling, general and administrative expenses were 8.7% of net revenues compared to 8.8% of net revenues for the nine months ended March 28, 1998. In absolute dollars, selling, general and administrative expenses increased due to higher employee related expenses to support the Company's higher revenues and the $1.5 million charge for technology licensing matters noted above.

The Company's operating income decreased slightly to 45.5% and 45.3% of net revenues for the three and nine months ended March 27, 1999 as a result of the items described above compared to 45.7% for both the three and nine months ended March 28, 1998.

Net interest income increased to $5.2 million in the three months and $14.6 million in the nine months ended March 27, 1999, compared to $3.7 million and $10.4 million for the three and nine months ended March 28, 1998, primarily as a result of higher levels of invested cash, cash equivalents and short-term investments partially offset by lower interest rates.

The effective income tax rate for both the three and nine months ended March 27, 1999 and March 28, 1998 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes, federal research and development tax credit and tax exempt earnings of the Company's Foreign Sales Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

OUTLOOK

Bookings on the Company were $171 million in the third quarter of fiscal 1999, a 21% increase over the second quarter of fiscal 1999 of $141 million. During the quarter, customers continued their trend of ordering for near-term delivery. Turns orders received during the quarter were $69.2 million, a 33% increase over the second quarter of fiscal 1999 (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Order cancellations during the quarter were approximately $10 million, the lowest level since the fourth quarter of fiscal 1996. Third quarter ending backlog shippable within the next 12 months was approximately $148 million, including $120 million requested for shipment by the end of the fourth quarter of fiscal 1999.

During the third quarter of fiscal 1999, bookings grew in the Pacific Rim, United States, and Japan. Growth was strongest in the Pacific Rim, primarily related to Korean OEM customers. In the United States, there was double-digit bookings growth across a broad cross section of OEM and distribution customers, product lines, and end markets. While market conditions in Japan improved slightly during the quarter, bookings in that region are still not reaching prior business levels. Bookings in Europe during the third quarter of fiscal 1999 were down slightly from a strong bookings quarter in the second quarter of fiscal 1999.

Bookings continued to improve in the communications-related end markets during the third quarter of fiscal 1999. In addition, bookings for the Company's computer-related (primarily notebook-related) product lines and those products that traditionally sell into the industrial markets increased from the second quarter of fiscal 1999. Although turns and bookings grew substantially in the third quarter from the second quarter of fiscal 1999, the Company believes that the third quarter bookings level approximates the Company's estimates of the current quarter's consumption of products by its customers. Accordingly, the Company is not planning on continued turns and bookings growth at rates as high as in the third quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first nine months of fiscal 1999 have been from net cash generated from operating activities of $209.2 million, and the issuance of common stock of $33.9 million associated with the Company's stock option programs.

The principal uses of funds have been the repurchase of $70.6 million of common stock, the purchase of $30.1 million in property, plant and equipment and $113.4 million of net investment activities.

The Company anticipates that it will spend approximately $60 million for capital equipment in fiscal 1999 and believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the foreseeable future. In addition, the Company intends to continue to repurchase its common stock from time to time consistent with its policy and practice of using the proceeds or anticipated proceeds from the exercise of stock options and the resulting tax benefit to repurchase its common stock.

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

The Company has evaluated and is continuing to evaluate the modifications required to both new and existing software and hardware systems required to mitigate the Year 2000 issue. Evaluations have been substantially completed on systems determined by the Company to be critical to the Company's operations, and remediation has begun on those systems. The Company estimates that it is more than 80% complete in such remediation. The Company has also initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to minimize their own Year 2000 Issue. The Company expects to have any required modifications completed prior to December 31, 1999. However, if such modifications are not made, or are not completed in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company currently has no contingency plan in the event it or third parties are unable to complete system modifications to address the Year 2000 Issue. Costs incurred to date have been minimal. While the Company has not fully completed the evaluation of its Year 2000 Issue, it does not anticipate that the future cost of these efforts will be material.

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

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Such statements include, among others, statements regarding bookings, shipments, turns orders, capital spending, the sufficiency of capital resources and liquidity, the Company's stock repurchase policy, completion and success of Year 2000 related modifications and costs of Year 2000 remediation efforts. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied in this report.

Important factors affecting the Company's ability to achieve future revenue growth include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; and whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; and whether the Company is able to successfully commercialize its new technologies, such as its new second-generation high frequency technologies, that it has been investing in by designing and introducing new products based on the new technologies.

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



PART II.                        OTHER INFORMATION




ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

         Financial Data Schedule

        (b) No Reports on Form 8-K were filed during the quarter ended March 27, 1999.

ITEMS 1, 2, 3, 4  AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MAY 11, 1999                          MAXIM INTEGRATED PRODUCTS, INC.
------------                          -------------------------------
  (Date)                                    (Registrant)



                                      /s/ Carl W. Jasper
                                      ------------------
                                      CARL W. JASPER
                                      Vice President and Chief Financial Officer
                                      (For the Registrant and as Principal
                                      Financial Officer)

                                 EXHIBIT INDEX


Exhibit 27                         Financial Data Schedule