Form 10-K
period 1999-06-26
MAXIM INTEGRATED PRODUCTS INC
filed 1999-09-24
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 26, 1999
                                       OR

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

                              120 San Gabriel Drive
                           Sunnyvale, California 94086
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 737-7600

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
          Title of each class                on which registered
          -------------------               ---------------------
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

                                 Yes   X     No
                                     -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 3, 1999 was approximately $5,777,000,000*.

         Number of shares outstanding of the registrant's Common Stock, $.001 par value, as of August 3, 1999: 136,451,206.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II  - Annual Report to Stockholders for the fiscal year ended June 26, 1999

Part III - Proxy Statement for the 1999 Annual Meeting of Stockholders




* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at August 3, 1999. Exclusion of such shares should not be construed to indicate that each of such persons possesses the power, direct or indirect, to control the Registrant, or that each such person is controlled by or under common control with the Registrant.

PART I

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements include (a) projections relevant to future revenue, income, earnings, capital expenditures, capital structure or other financial items, (b) statements of plans or objectives of the Company's management for future operations, including plans or objectives relating to the Company's products or services, (c) statements of future economic performance, and (d) statements of any assumptions underlying or relating to any of the foregoing. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions relating to the future operations are intended to identify forward-looking statements.

         All forward-looking statements are based on the Company's current expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results may differ materially from those predicted or implied in any such forward-looking statements.

         Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Form 10-K and in the documents incorporated herein by reference. Particular attention should be paid to the section entitled "Risk Factors" at pages 12 through 17 below and to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders, which is incorporated herein by reference.

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

ITEM 1. BUSINESS

         Maxim Integrated Products, Inc., ("Maxim" or the "Company") designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits. The Company also provides a range of high-frequency design processes and capabilities that can be used in custom design. The analog market is highly fragmented and characterized by many diverse applications, a great number of product variations, and relatively long product life cycles. Maxim's objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers. Maxim operates two wafer fabrication facilities (See "Manufacturing" below). In addition, the Company subcontracts the fabrication of a small portion of its silicon wafers to outside silicon foundries. Based on product announcements by its competitors, Maxim believes that in the past 16 years it has developed more products for the analog market, including proprietary and second-source products, than any of its competitors over the same period.


THE ANALOG INTEGRATED CIRCUIT MARKET

         All electronic signals fall into one of two categories, linear or digital. Linear (or analog) signals represent real world phenomena, such as temperature, pressure, sound, or speed, and are continuously variable over a wide range of values. Digital signals represent the "ones" and "zeros" of binary arithmetic and are either on or off.

         Three general classes of semiconductor products arise from this partitioning of signals into linear or digital. There are those, such as memories and microprocessors, that operate only in the digital domain. There are linear devices such as amplifiers, references, analog multiplexers, and switches that operate primarily in the analog domain. Finally, there are mixed-signal devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds. Maxim targets both the linear and mixed-signal markets, often collectively referred to as the analog market.

         The Company believes that, compared to the digital integrated circuit market, the analog market has generally been characterized by a wider range of standard products used in smaller quantities by a large number of customers; longer product life cycles; less competition from foreign manufacturers; lower capital requirements as a result of generally using more mature manufacturing technologies; and relatively more stable growth rates that are less influenced by economic cycles. The Company believes that the widespread application of low-cost microprocessor-based systems has affected the market for analog integrated circuits by increasing the need for interfaces with the analog world.

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

         As of the Company's product introduction year ending July 24, 1999, Maxim has introduced over 1,780 products. These products are available with numerous packaging alternatives, including packages for surface mount technology.

         The following table illustrates the major industries served by the Company and typical applications for which the Company's products can be used:

             Industry                               Typical Application
             --------                               -------------------
             Communications .....................   Broadband Networks
                                                    Cable System
                                                    Central Office Switches
                                                    Direct Broadcast TV
                                                    Fiber Optics
                                                    Pagers
                                                    PBX
                                                    Phones
                                                          * Cellular/PCS
                                                          * Cordless
                                                    Satellite Communications
                                                    Transmission Systems
                                                    Video Communications
                                                    Wireless Communications

             Industrial Control .................   Control of
                                                          *  Flow
                                                          *  Position
                                                          *  Pressure
                                                          *  Temperature
                                                          *  Velocity
                                                    Robotics

             Instrumentation ....................   Automatic Test Equipment
                                                    Analyzers
                                                    Data Recorders
                                                    Measuring Instruments
                                                          *  Electrical
                                                          *  Light
                                                          *  Pressure
                                                          *  Sound
                                                          *  Speed
                                                          *  Temperature
                                                    Testers

             Data Processing ....................   Bar-code Readers
                                                    Disk Drives
                                                    Hand-Held Computers/PDA
                                                    Mainframes
                                                    Personal Computers
                                                    Printers
                                                    Point of Sale Terminals
                                                    Tape Drives
                                                    Servers
                                                    Workstations

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

MANUFACTURING

         Maxim uses its own wafer fabrication facilities and, to a small extent, silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at the Company's facilities. As is customary in the industry, the Company ships most of its processed wafers to foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages. The Company assembles some integrated circuits at its 141,000 square foot manufacturing and test facility located in the Philippines.

         The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. Many different process technologies are currently used for wafer fabrication of the Company's products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits, although newer processes do utilize and require some of these facilities and equipment.

         In addition, hybrid products are manufactured using a complex multichip technology featuring thin-film, thick-film, and laser-trimmed resistors.

         For the majority of these technologies in multiple fabrication lines, the Company relies on its fabrication facilities in San Jose, California and Beaverton, Oregon and, to a small extent, manufacturing subcontractors. A third fabrication facility located in Sunnyvale, California was phased out during fiscal 1999. The Company currently uses four subcontract silicon foundries that represent less than 5% of wafer production. None of the subcontractors currently used by Maxim is affiliated with Maxim.

         Most of the wafers produced in fiscal 1999 were manufactured at one of the Company's three wafer manufacturing facilities. In December 1989, the Company acquired a wafer fabrication facility in Sunnyvale, California capable of producing 3 micron CMOS and bipolar products. Maxim leased the building housing the facility and purchased all manufacturing assets required for its manufacturing operations. In May 1994, the Company acquired a mixed-class wafer fabrication facility in Beaverton, Oregon capable of producing CMOS and bipolar products. In November 1997, the company acquired a sub-micron wafer fabrication facility in San Jose, California. The Company transferred production from the Sunnyvale facility to the Beaverton facility and suspended wafer production at this facility in December 1998. (See "Item 2. Properties" below).

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

         Due to the relatively lengthy manufacturing cycle, the Company builds some of its inventory in advance of receiving orders from its customers. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some Company products and shortages of others. Such shortages can adversely affect customer relations and surpluses can result in larger-than-desired inventory levels which can adversely affect the Company's financial position. Excess inventory issues can also arise when customers cancel orders. Finished products and work in process for those orders may be unsaleable. See "Risk Factors - Factors Affecting Future Operating Results."


SALES AND MARKETING

         In the United States and Canada, the Company sells its products through a direct sales and applications organization in eight regional sales offices and through its own and other unaffiliated distribution channels. As is customary in the industry, domestic distributors are entitled to certain price rebates and product return privileges.

         International sales are conducted by 13 Maxim sales offices, 35 sales representative organizations and distributors. The Company sells in both United States dollars and various foreign currencies. Over half of the Company's international sales are billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations. A portion of the Company's sales from its United Kingdom, French, and German affiliates is denominated in the local currencies. The majority of the sales to customers and distributors located in Japan are denominated in yen. The Company places foreign currency forward contracts to protect the United States dollar value of its firm sales commitments and net monetary assets. Changes in the relative value of the dollar, however, may create pricing pressures for Maxim's products. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, are longer than for U.S. customers, and certain major foreign customers generally pay for product well beyond the scheduled payment dates.

         As is customary in the semiconductor industry, the Company's domestic distributors may market products competitive with Maxim's. The Company's independent sales representatives and international distributors may not represent competitive product lines, although they are permitted to sell non-competing products for other companies.

         International sales accounted for approximately 59%, 56%, and 57% of net revenues in fiscal 1999, 1998 and 1997, respectively. (See Note 11 "Segment Information" of the Notes to

Consolidated Financial Statements as set forth in the Company's Annual Report to Stockholders for the fiscal year ended June 26, 1999.)

         The Company also sells product directly to original equipment manufacturers. In particular, the Company has a long-term supply arrangement with Tektronix, Inc. for the supply of products manufactured by Tektronix prior to its sale in May 1994 of its integrated circuits operation ("ICO") to the Company and for new designs created by Tektronix.

         As of June 26, 1999, the Company's backlog was approximately $176 million as compared to approximately $181 million at June 27, 1998. The Company includes in its backlog customer-released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, the Company's backlog includes orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Such products when sold may result in revenue lower than the stated backlog amounts as a result of discounts that are authorized by the Company at the time of sale by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.

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

         Research and development expenses were approximately $88.2 million, $72.2 million, and $51.3 million in fiscal 1999, 1998, and 1997, respectively.


COMPETITION

         The analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some segment of the Company's business. Maxim's primary competitors are Analog Devices, Inc. and Linear Technology Corporation. Other competitors with respect to some of the Company's products include Applied Micro Circuits Corporation, Burr-Brown Corporation, Conexant Systems Inc., Harris Corporation, Lucent Technologies, Micrel Inc., Mitsubishi Corporation, Mitsui & Co. Ltd., Motorola Inc., National Semiconductor Corporation, Philips Electronics N.V., Ricoh Company, Ltd., Seiko Corporation, SGS-Thomson Microelectronics N.V., Siliconix Inc., Sipex Corporation, TelCom Semiconductor Inc., Texas Instruments Inc., Vitesse Semiconductor Corporation and others, including start-up companies. While foreign manufacturers have not played a major role in markets from which the Company currently derives a majority of its revenue, they possess the necessary technical and financial capabilities to participate in these markets, and there can be no assurance that significant foreign competition will not develop in the future. Many of Maxim's competitors have substantially greater financial, manufacturing, and marketing resources than the Company, and some of Maxim's competitors have greater technical resources. The Company believes it competes favorably with these corporations primarily on the basis of technical innovation, product definition, quality, and service. There can be no assurance that competitive factors will not adversely affect the Company's future business.


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

         Maxim currently owns 85 U.S. patents and 21 foreign patents with expiration dates ranging from 2001 to 2017. In addition, the Company has applied for 71 U.S. patents, a large number of which have corresponding patent applications in multiple foreign jurisdictions. It is the Company's policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, the Company has registered certain of its mask sets under the Semiconductor Chip Protection Act of 1984.

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

         Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, the Company has received, and in the future may receive, notice of claims of infringement by its products on intellectual property rights of third parties. (See "Risk Factors-Intellectual Property Litigation and Claims," and "Legal Proceedings") If any such infringements were to exist, the Company might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, though the practice of offering licenses appears to be generally continuing. However, no assurance can be given that the Company will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to Maxim. In those circumstances where an acceptable license is not available, the Company would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement.


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

         As of June 26, 1999, Maxim had 3,045 employees.


MAXTEK COMPONENTS CORPORATION

         In connection with Maxim's 1994 purchase of the integrated circuits business of Tektronix, Inc., Maxim and Tektronix jointly formed a new company, which is equally owned, to operate and grow Tektronix's high frequency hybrid circuit business. This company, named Maxtek Components Corporation, is an independent company devoted to design and production of multichip modules and hybrids. Maxtek's principal customer, Tektronix, accounts for approximately 40% of its revenue. Under Maxtek's supply agreements, all of its costs related to the Tektronix supply agreement are reimbursed on a cost plus profit basis.

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

         The statements contained in this Annual Report on Form 10-K, including those contained in documents incorporated herein by reference, that are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, plans, or intentions regarding the future. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K involve risk and uncertainty, including risk factors discussed below.

Factors Affecting Future Operating Results

         The Company's future operating results are difficult to predict and may be affected by a number of factors.

         Important factors affecting the Company's ability to achieve future revenue growth include whether, and the extent to which, demand for the Company's products increases and reflects real end user demand, whether customer cancellations and delays of outstanding orders increase, and whether the Company is able to manufacture in the correct mix to respond to orders on hand and new orders received in the future.

         The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. After a period of decreasing demand that extended into fiscal 1999, more recently the semiconductor industry, including the portions in which the Company participates, has been experiencing increased demand. However, economic conditions in Europe and Asia continue to present concerns. It is uncertain what level of demand will prevail in the future for the industry and for the markets targeted by the Company.

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

         As noted above, the Company's ability to realize its quarterly revenue goals and projections is affected to a significant extent by its ability to match inventory and current production mix with the product mix required to fulfill orders on hand and orders received within a quarter for delivery in that quarter (referred to as "turns business"). This issue, which has been one of the distinguishing characteristics of the analog integrated circuit industry, results from the very large number of individual parts offered for sale, the very large number of customers combined with limitations on Maxim's and its customers' ability to forecast orders accurately and relatively lengthy manufacturing cycles. Because of this extreme complexity in the Company's business, no assurance can be given that the Company will achieve a match of inventory on hand, production units, and shippable orders sufficient to realize quarterly revenue goals.

         In addition, in certain markets where end-user demand may be particularly volatile and difficult to predict, for example notebook computers and telephones, some Maxim customers place orders that require Maxim to manufacture product and have it available for shipment even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product so manufactured. At any given time this situation could affect a material portion of the Company's backlog. As a result, in any fiscal period, the Company is subject to the risk of cancellation of orders leading to a sharp fall-off of sales and backlog. Further, those orders may be for products that meet the customer's unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products and consequent inventory write-offs. Because of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial.

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

Manufacturing Risks

         The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage, or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company has from time to time in the past experienced lower-than-expected production yields, which have delayed product shipments and adversely affected gross margins. There can be no assurance that the Company will not experience a decrease in manufacturing yields or that the Company will be able to maintain acceptable manufacturing yields in the future.

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

         The Company manufactures over 95% of its wafer production requirements internally. Given the nature of the Company's products, it would be difficult to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize one of the Company's manufacturing facilities as a result of fire, natural disaster, or otherwise, would have a material adverse effect on the Company's results of operations.

Competition

         The Company experiences intense competition from a number of companies, many of which have significantly greater financial, manufacturing, and marketing resources than the Company and some of which have greater technical resources than the Company and have intellectual property rights to which the Company is not privy. To the extent that the Company's proprietary products become more successful, competitors will offer second sources for some of those products, possibly causing some erosion of profit margins. Although foreign manufacturers have not played a major role in the markets from which the Company currently derives the bulk of its revenue, they possess the necessary technical and financial capabilities to participate in these markets, and there can be no assurance that significant foreign competition will not develop in the future. See "Business-Competition."

Dependence on Independent Distributors and Sales Representatives

         A significant portion of the Company's sales is realized through independent electronics distributors and independent sales representatives that are not under the control of the Company. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company's products or terminate their representation of the Company. Payment terms for foreign distributors are substantially longer, either according to contract or by practice, than for U.S. customers. The inability to collect open accounts could adversely affect the Company's results of operation. The Company has recently initiated its own distribution activities. It is uncertain how the Company's independent distributors will react to this change. Termination of a significant distributor, whether at the Company's or the distributor's initiative, could be significantly disruptive to the Company's current business. If the Company were unable to find suitable replacements, terminations by significant distributors or representatives could have a material adverse impact on the Company. See "Business-Sales and Marketing."

Dependence on Independent Foundries, Subcontractors, and Philippines Test
Facility

         Although the Company has an internal capability to fabricate most of its wafers, Maxim remains dependent on outside silicon foundries for a small but important portion of its wafer fabrication. None of the foundries currently used by Maxim is affiliated with Maxim, and all are relatively small operations. As is typical in the semiconductor industry, from time to time the Company has experienced disruptions in the supply of processed wafers from these foundries due to quality problems, failure to achieve satisfactory electrical yields, and capacity limitations. Procurement from foundries is done by purchase order and long-term contracts. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the limited quantities of products produced by these foundries would be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products would be difficult and time consuming. There can be no assurance the Company would be successful in manufacturing such wafers internally.

         Maxim relies on subcontractors located in the Philippines, Malaysia, Thailand, and South Korea to separate wafers into individual integrated circuits and package them. The Company performs final testing for almost all of its products at a facility owned by the Company in the Philippines. In the past, South Korea and the Philippines have experienced relatively severe political disorders, labor disruptions, and natural disasters. Although the Company has been affected by these problems, none has materially affected the Company's revenues or costs to date. However, similar problems in the future or more aggravated consequences of current problems, could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense. See "Business-Manufacturing."

Availability of Materials, Supplies, and Subcontract Services

         Over the past few years, the semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide. As a result of increasing demands from semiconductor manufacturers, availability of certain basic materials and supplies, such as polysilicon, silicon wafers, lead frames and molding compounds, and of subcontract services, like epitaxial growth and ion implantation and assembly of integrated circuits into packages, have from time to time, over the past few years, been in short supply and may be expected to come into short supply again if overall industry demand increases. Maxim devotes continuous efforts to maintain availability of all required materials, supplies, and subcontract services. However, Maxim does not have long-term agreements providing for all of these materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have materially adverse effects on Maxim's ability to achieve its planned production.

         In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or fabrication equipment to a schedule that meets the Company's requirements. Delays in delivery of equipment needed for planned growth could adversely affect the Company's ability to achieve its manufacturing and revenue plan in the future.

Protection of Proprietary Information

         The Company relies primarily upon know-how, rather than on patents, to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company's products or that the confidentiality agreements upon which the Company relies will be adequate to protect its interests. Other companies have obtained patents covering a variety of semiconductor designs and processes, and the Company might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products. There can be no assurance that Maxim would be able to obtain licenses, if required, upon commercially reasonable terms. See "Business-Patents, Licenses, and Other Intellectual Property Rights," and "Risk Factors-Intellectual Property Litigation and Claims."

Intellectual Property Litigation and Claims

         The Company is subject to various legal proceedings (See Item 3, Legal Proceedings) and other similar claims that involve possible infringement of patent or other intellectual property rights of third parties. In addition, from time to time, the Company receives notices that its products or processes may be infringing the intellectual property rights of others. See "Business-Patents, Licenses, and Other Intellectual Property Rights."

         If one or more of the Company's products or processes were determined to infringe any such intellectual property rights, the Company might be enjoined by a court from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or to reengineer the Company's products or processes in such a way as to avoid the alleged infringement. In any of those cases, there can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms or that the Company would be able to reengineer its products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a material portion of the Company's products, a reduction or the elimination of the value of related inventories, and the assessment of a substantial monetary award for damages related to past sales.


Foreign Trade and Currency Exchange

         Many of the materials and manufacturing steps in the Company's products are supplied by foreign companies or by the Company's operations abroad, such as its test operations in the Philippines. Approximately 59% of the Company's net revenues in fiscal 1999 were from foreign customers. Accordingly, both manufacturing and sales of the Company's products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company's products to foreign customers or decrease the costs of products from the Company's foreign competitors. See "Business-Manufacturing" and "Business-Sales and Marketing."

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

ITEM 2. PROPERTIES

         Maxim's headquarters are located in a 63,000-square-foot building in Sunnyvale, California, which the Company purchased in October 1987. Between December 1989 and June 1999, the Company purchased 6 buildings adjacent to its headquarters building in Sunnyvale with an aggregate of 95,000 square feet of space. These buildings serve as the executive offices of the Company and also provide space for engineering, manufacturing, administration, customer service and other uses. In December 1989, in connection with acquiring one of its wafer fabrication facilities, Maxim assumed the operating lease of the 30,000-square-foot building in Sunnyvale, California. This lease extends through November 2003 and has a five-year lease extension option. In May 1994, Maxim purchased the Tektronix integrated circuit operation. This facility, which is located in Beaverton, Oregon, on 21 acres, totals 226,000 square feet and contains 80,000 square feet of wafer fabrication areas as well as engineering, manufacturing, and general office space. A portion of the space is leased to an unrelated party. In fiscal 1996, the Company acquired an approximately 9-acre parcel and a 30,000-square-foot building in Sunnyvale, California, to support future expansion. The Company currently is utilizing the 30,000 square feet as office space. In 1997, the Company completed construction of an approximate 141,000-square-foot facility at Gateway Business Park in Cavite Province, Philippines. The facility is now operating as the Company's principal final test operation, and it also provides other related manufacturing operations for the Company. In November 1997, the Company acquired a 67,000-square-foot building including a sub-micron wafer fabrication facility in San Jose, California. The Company expects these buildings and the contiguous land to be adequate for its business purposes through fiscal 2000.


ITEM 3. LEGAL PROCEEDINGS

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

         The Company answered the complaint on October 20, 1997, denying all of LTC's substantive allegations and counterclaiming for a declaration that LTC's patent is invalid and not infringed. The parties are still involved in discovery proceedings. The case has been bifurcated into separate liability and damages trials, with the issues of liability and willfulness likely to go to jury trial in calendar year 2000.

         The Company has asserted in its answer, and continues to believe, that the allegations in the complaint are without merit.

         Although the outcome of a jury trial involving patents and intellectual property is inherently uncertain, the Company does not believe that the ultimate outcome of the matter will have a material adverse effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 26, 1999 under the headings "Financial Information - Financial Highlights by Quarter" and "Corporate Data, Stockholder Information."


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 26, 1999 under the heading "Financial Information - Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 26, 1999 under the heading "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 26, 1999 under the subheading "Interest Income" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 26, 1999 under the headings "Financial Information - Consolidated Balance Sheets,
- Consolidated Statements of Income, - Consolidated Statements of Stockholders' Equity, Consolidated Statements of Cash Flows, - Notes to Consolidated Financial Statements, - Report of Ernst & Young LLP, Independent Auditors and - Financial Highlights by Quarter."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Other than as follows, the information required by this item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the headings "Proposal 1 - Election of Directors" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934."


The officers of the Company, including executive officers and other Vice Presidents, are as follows:

Name                            Age      Position
----                            ---      --------
John F. Gifford                 58       President, Chief Executive Officer and
                                         Chairman of the Board

Frederick G. Beck               61       Vice President

Ziya G. Boyacigiller            47       Vice President

Tunc Doluca                     41       Vice President

Laszlo V. Gal, Ph.D.            51       Vice President

Richard C. Hood                 49       Vice President

Kenneth J. Huening              38       Vice President

Carl W. Jasper                  43       Vice President and
                                         Chief Financial Officer

Nasrollah Navid, Ph. D.         50       Vice President

Pirooz Parvarandeh              39       Vice President

Charles G. Rigg                 55       Vice President

Robert F. Scheer                46       Vice President

Vijay Ullal                     40       Vice President

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

         Dr. Gal joined Maxim in April 1999 as Vice President. Prior to joining Maxim, he was with Applied Micro Circuits Corporation where he served as Vice President of Engineering from January 1997 to April 1999. Before joining Applied Micro Circuits Corporation, Dr. Gal's tenure included 11 years at Unisys (1983-1994) and 3 years at Motorola (1994-1997) in various technical and management positions.

         Mr. Hood, a founder of the Company, joined the Company in June 1983 and was promoted to Vice President in February 1997. Prior to February 1997, he served in a number of engineering and manufacturing positions.

         Mr. Huening joined Maxim in December 1983 and was promoted to Vice President in December 1993. Prior to December 1993, he served in a number of quality assurance positions.

         Mr. Jasper joined Maxim in May 1998 and was promoted to Principal Accounting Officer in June 1998 and to Vice President and Chief Financial Officer in April 1999. Prior to joining Maxim, he was with Read-Rite Corporation from November 1995 to April 1998 where he held the position of Vice President, Corporate Controller and prior to that was with Ernst & Young LLP from September 1983 to November 1995.

         Dr. Navid joined Maxim in May 1997 as Vice President. Prior to joining Maxim and since 1980, he was with Philips Semiconductors where he served in a number of wireless communications product line management positions.

         Mr. Parvarandeh joined Maxim in August 1988 and was promoted to Vice President in July 1997. Prior to July 1997, he served in a number of integrated circuit development positions.

         Mr. Rigg joined Maxim in August 1996 as managing director and general counsel and was promoted to Vice President in April 1999. Prior to joining Maxim, he was with Ropers, Majeski, Kohn and Bentley from 1970 to 1996 where he held various positions, including director.

         Mr. Scheer joined Maxim in June 1983 and was promoted to Vice President in June 1992.

         Mr. Ullal joined Maxim in December 1989 and was promoted to Vice President in March 1996. Prior to March 1996, he served in a number of wafer fab operation positions.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Performance Graph."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in the Company's 1999 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8.

         Consolidated Balance Sheets at June 26, 1999 and June 27, 1998.

         Consolidated Statements of Income for each of the three years in the period ended June 26, 1999.

         Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 26, 1999.

         Consolidated Statements of Cash Flows for each of the three years in the period ended June 26, 1999.

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



Date:  September 24, 1999           MAXIM INTEGRATED PRODUCTS, INC.



                                    By  /s/ Carl W. Jasper
                                       -----------------------------------------
                                    Carl W. Jasper, Vice President and Chief
                                    Financial Officer (For the Registrant
                                    and as Principal Financial Officer)





Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                              Date
---------                           -----                              ----


/s/ John F. Gifford                 President, Chief                   September 24, 1999
-------------------                 Executive Officer and
John F. Gifford                     Chairman of the Board
                                    (Principal Executive Officer)



/s/ James R. Bergman                Director                           September 24, 1999
----------------------------
James R. Bergman


/s/ B. Kipling Hagopian             Director                           September 24, 1999
-----------------------------
B. Kipling Hagopian

/s/ A.R. Wazzan                     Director                           September 24, 1999
-----------------------------
A.R. Wazzan

                                  EXHIBIT INDEX



Exhibit         Sequentially
Number          Numbered Page         Description
-------         -------------         -----------
3.1                   0               Restated Certificate of Incorporation of the Company as
                                      filed with the Delaware Secretary of State on September 21,
                                      1995

3.3                   R               Amendment to Restated Certificate of Incorporation of the
                                      Company as filed with the Delaware Secretary of State on
                                      December 3, 1997.

3.4                   S               Amended and Restated Bylaws of the Company, as amended

10.5                  0               Agreement dated as of July 14, 1987, amended and restated
                                      February 1994 between John F. Gifford and the Company(1)

10.6                  X               Agreement dated as of March 7, 1991 between John F. Gifford and the Company(1)

10.8                  *               Form of Indemnity Agreement

10.9                  Z               Asset Purchase Agreement by and between the Company and
                                      Tektronix, Inc., dated as of March 31, 1994, as amended,
                                      with certain attachments(2)

10.10                 0               Technology Transfer Agreement dated May 27, 1994 by and
                                      between the Company and Tektronix, Inc.(2)

10.11                 0               Incentive Stock Option Plan, as amended(1)

10.12                 R               1987 Supplemental Stock Option Plan, as amended(1)

10.13                 R               Supplemental Nonemployee Stock Option Plan, as amended(1)

----------

(1)  Management contract or compensatory plan or arrangement.

(2) Schedules and certain attachments omitted pursuant to Item 601(b) of Registration S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Commission. Certain material omitted pursuant to the request for confidential treatment by the Company.

Exhibit         Sequentially
Number          Numbered Page         Description
-------         -------------         -----------
10.14                 R               1987 Employee Stock Participation Plan, as amended(1)

10.15                 R               1988 Nonemployee Director Stock Option Plan, as amended(1)

10.16                                 1996 Stock Incentive Plan, as amended(1)

10.18                 R               Bonus Plan(1)

13.1                                  Portions of the Annual Report to Stockholders for the fiscal year ended June 26, 1999 incorporated by reference into the
                                      Form 10-K

21                                    List of Subsidiaries

23                                    Consent of  Ernst & Young LLP, Independent Auditors

27                                    Financial Data Schedules


---------------
* Incorporated by Reference to the Company's Registration Statement on Form S-1 No. 33-19561.

X Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

Z Incorporated by Reference to the Company's Form 8-K filed with the Commission on June 11, 1994.

0 Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

R Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 27, 1998.

S Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998.

                        MAXIM INTEGRATED PRODUCTS, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING
                                    ACCOUNTS
                             (amounts in thousands)



                                                        Additions
                                                        Charged
                                     Balance at         to Costs                          Balance at
                                      Beginning           and                                End
                                      of Period         Expenses      Deductions(1)       of Period
                                     ----------         --------      -------------       ---------
Allowance for doubtful accounts:

     Year ended June 30, 1997         $ 1,290            $  54            $  -             $1,344

     Year ended June 27, 1998         $ 1,344            $ 568            $  20            $1,892

     Year ended June 26, 1999         $ 1,892            $ 182            $ 589            $1,485


----------------
(1) Uncollectible accounts written off.