Form 10-Q
period 1999-09-25
MAXIM INTEGRATED PRODUCTS INC
filed 1999-11-09
CIK 743316

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999

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

                                  YES [X] NO[ ]

         CLASS: COMMON STOCK,               OUTSTANDING AT OCTOBER 22, 1999
            $.001 PAR VALUE                        136,678,840 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX


PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
         ITEM 1. Financial Statements

                  Consolidated Balance Sheets                                 3
                    As of September 25, 1999 and June 26, 1999

                  Consolidated Statements of Income                           4
                    for the three months ended
                    September 25, 1999 and September 26, 1998

                  Consolidated Statements of Cash Flows                       5
                    for the three months ended September 25,
                    1999 and September 26, 1998

                  Notes to Consolidated Financial Statements                6-8

         ITEM 2. Management's Discussion and Analysis of                   9-13
                 Financial Condition and Results of Operations

         ITEM 3. Quantitative and Qualitative Disclosures About              14
                 Market Risk

PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                                   15

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

   ---------------------------------------------------------------------------------------------------
                                                                       September 25,         June 26,
                                                                           1999               1999
   (Amounts in thousands)                                              (unaudited)
   ===================================================================================================
   ASSETS
   ---------------------------------------------------------------------------------------------------
   Current assets:
     Cash and cash equivalents                                       $    62,166           $    34,126
     Short-term investments                                              517,106               480,580
   ---------------------------------------------------------------------------------------------------
      Total cash, cash equivalents and short-term
        investments                                                      579,272               514,706
   ---------------------------------------------------------------------------------------------------
     Accounts receivable, net                                             93,074                79,330
     Inventories                                                          44,855                45,283
     Deferred tax assets                                                  47,850                47,850
     Income tax refund receivable                                         24,166                36,649
     Other current assets                                                  4,867                 5,056
   ---------------------------------------------------------------------------------------------------
        Total current assets                                             794,084               728,874
   ---------------------------------------------------------------------------------------------------
   Property, plant and equipment, at cost, less
      accumulated depreciation                                           317,009               290,133
   Other assets                                                            4,082                 3,307
   ---------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                      $ 1,115,175           $ 1,022,314
   ===================================================================================================
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                $    43,177           $    40,257
     Income taxes payable                                                  3,994                 2,484
     Accrued salaries                                                     32,499                26,364
     Accrued expenses                                                     51,749                35,477
     Deferred income on shipments to distributors                         15,894                16,316
   ---------------------------------------------------------------------------------------------------
        Total current liabilities                                        147,313               120,898
   ---------------------------------------------------------------------------------------------------
   Other liabilities                                                       4,000                 4,000
   Deferred tax liabilities                                               18,200                18,200
   ---------------------------------------------------------------------------------------------------
   Stockholders' equity:
     Common stock                                                            137                   136
     Additional paid-in capital                                          140,605               132,514
     Retained earnings                                                   806,390               748,036
     Accumulated other comprehensive income                               (1,470)               (1,470)
   ---------------------------------------------------------------------------------------------------
        Total stockholders' equity                                       945,662               879,216
   ---------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 1,115,175           $ 1,022,314
   ===================================================================================================
   See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.

  -----------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
  (Unaudited)                                                       -----------------------------------
  (Amounts in thousands, except per share                           September 25,        September 26,
   data)                                                               1999                   1998
  =====================================================================================================
  Net revenues                                                    $    180,046         $     155,281
  Cost of goods sold                                                    54,482                50,453
  -----------------------------------------------------------------------------------------------------
      Gross margin                                                     125,564               104,828
  -----------------------------------------------------------------------------------------------------
  Operating expenses:
    Research and development                                            28,309                21,051
    Selling, general and
      administrative                                                    15,295                13,487
  -----------------------------------------------------------------------------------------------------
      Total operating expenses                                          43,604                34,538
  -----------------------------------------------------------------------------------------------------
      Operating income                                                  81,960                70,290
  Interest income, net                                                   6,455                 4,551
  -----------------------------------------------------------------------------------------------------
      Income before provision for
        income taxes                                                    88,415                74,841
  Provision for income taxes                                            30,061                25,446
  -----------------------------------------------------------------------------------------------------
      Net income                                                  $     58,354         $      49,395
  =====================================================================================================
  Earnings per share:
      Basic                                                       $       0.43         $        0.38
      Diluted                                                     $       0.37         $        0.33
  =====================================================================================================
  Shares used in the calculation of earnings per share:
      Basic                                                            136,793               130,581
      Diluted                                                          156,943               148,660
  =====================================================================================================
  See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.

=======================================================================================================
                                                                         For the three months ended
                                                                        ------------------------------
(Amounts in thousands)(Unaudited)                                       September 25,     September 26,
 Increase (decrease) in cash and cash equivalents                           1999            1998
=======================================================================================================
Cash flows from operating activities:
Net income                                                               $ 58,354          $ 49,395
Adjustments to reconcile net income to net cash
 Provided by operating activities:
   Depreciation, amortization and other                                     4,804             4,787
   Reduction of equipment value                                             2,500
   Changes in assets and liabilities:
     Accounts receivable                                                  (13,744)            2,442
     Inventories                                                              428                 -
     Income tax refund receivable                                          12,483                 -
     Other current assets                                                     189               921
     Accounts payable                                                       2,920            (9,094)
     Income taxes payable                                                  27,634             8,377
     Deferred income on shipments to distributors                            (422)              570
     All other accrued liabilities                                         22,407             7,937
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 117,553            65,335
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                             (34,180)          (11,244)
   Other assets                                                              (775)               33
   Purchases of available-for-sale securities                             (81,397)          (59,517)
   Proceeds from sales/maturities of available-for-sale
     securities                                                            44,871            75,942
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       (71,481)            5,214
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                                18,182             8,489
   Repurchase of common stock                                             (36,214)          (43,502)
-------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                     (18,032)          (35,013)
-------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                  28,040            35,536
Cash and cash equivalents:
   Beginning of year                                                       34,126            16,739
-------------------------------------------------------------------------------------------------------
   End of period                                                         $ 62,166          $ 52,275
=======================================================================================================
See accompanying Notes to Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 25, 1999 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 26, 1999.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                                               September 25,                 June 26,
                                                   1999                       1999
                                               ------------                 -----------
                                                (unaudited)
Raw materials                                   $  4,277                     $  3,473
Work-in-process                                   21,226                       18,932
Finished goods                                    19,352                       22,878
                                                --------                     --------
                                                $ 44,855                     $ 45,283
                                                ========                     ========

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 3: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other potentially dilutive securities. The number of incremental shares from the assumed issuance of stock options and other potentially dilutive securities is calculated applying the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share.

  ------------------------------------------------------------------------------------------
  (Amounts in thousands)                                            Three Months Ended
                                                            ---------------------------------
                                                            September 25,       September 26,
                                                               1999                1998
  ==========================================================================================
  Numerator for basic earnings per share
    and diluted earnings per share
      Net income                                             $  58,354           $   49,395
  =========================================================================================
  Denominator for basic earnings per share                     136,793              130,581
     Effect of dilutive securities:
        Stock options and warrants                              20,150               18,079
                                                             ---------           ----------

  Denominator for diluted earnings per share                   156,943              148,660
  ==========================================================================================
  Earnings per share:
      Basic                                                  $    0.43           $     0.38
      Diluted                                                $    0.37           $     0.33
  =========================================================================================

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: SHORT-TERM INVESTMENTS

All short-term investments at September 25, 1999 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at September 25, 1999. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income, net in the consolidated statements of income.

NOTE 5: SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer's ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal period.

Net revenues from unaffiliated customers by geographic region were as follows:

                                 For the three months ended
                          --------------------------------------------
(Amounts in thousands)    September 25, 1999        September 26, 1998
----------------------------------------------------------------------
United States                    $80,138                 $63,190
Europe                            40,433                  41,576
Pacific Rim                       50,966                  46,896
Rest of World                      8,509                   3,619
----------------------------------------------------------------------
                                $180,046                $155,281
----------------------------------------------------------------------

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)    September 25, 1999          June 26,1999
----------------------------------------------------------------------
United States                   $289,085                  $264,190
Rest of World                     27,924                    25,943
----------------------------------------------------------------------
                                $317,009                  $290,133
----------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the three months ended September 25, 1999 increased 15.9% to $180.0 million compared to $155.3 million for the same period last year. The increase is primarily attributable to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second-source products.

During the quarter, 55% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company's results of operations for the quarter was immaterial.

Gross margin was 69.7% in the three months ended September 25, 1999, compared to 67.5% for the three months ended September 26, 1998. The increase in gross margin for the three month period ended September 25, 1999 was due primarily to production efficiencies obtained through economies of scale and cost reductions. During the three month period ended September 25, 1999, the Company recorded a charge of $2.5 million to reduce the carrying value of manufacturing equipment to net realizable value. During the three month period ended September 26, 1998, the Company expensed $2.8 million of negative manufacturing variances and recorded a charge of $2.3 million related to obsoleting a 4-inch wafer fabrication facility.

Research and development expenses were 15.7% of net revenues in the three months ended September 25, 1999, compared to 13.6% for the three months ended September 26, 1998. Research and development expenses increased approximately $7.3 million in absolute dollars for the three month period ended September 25, 1999 over the comparable period last year. The increase of 34% is attributable to increased headcount and related employee expenses, and increased wafer and mask expenses to support new product development.

Selling, general and administrative expenses decreased slightly to 8.5% of net revenues for the three months ended September 25, 1999, compared to 8.7% for the three months ended September 26, 1998. The increase in selling, general, and administrative expenses in absolute dollars of $1.8 million is due to increased headcount and related employee expenses to support the Company's higher revenues, and a $1.5 million charge recorded for technology licensing matters.

Net interest income increased to $6.5 million in the three months ended September 25, 1999 compared to $4.6 million for the comparable period a year ago as a result of higher levels of invested cash, cash equivalents and short-term investments offset somewhat by lower interest rates on invested amounts.

The effective income tax rate for both the three months ended September 25, 1999 and September 26, 1998 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company's Foreign Sales Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

OUTLOOK

Bookings on the Company were approximately $242 million in the first quarter of fiscal 2000, a 22% increase over the fourth quarter of fiscal 1999 of $198 million. This growth rate exceeded the Company's expectations. During the quarter, customers continued their trend of ordering for near-term delivery. Turns orders received during the quarter were $101 million, compared to the fourth quarter of fiscal 1999 of $81 million (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). End-market bookings increased 23% over the fourth quarter of fiscal 1999 levels (end-market bookings are end-user customer bookings received by both Maxim and the Company's distributors during the quarter). This increase was fueled by double-digit end-market bookings growth in the U.S., Pacific Rim, Japan, and Europe. Bookings increased across all major product lines during the quarter.

First quarter ending backlog shippable within the next 12 months was approximately $225 million, including $192 million requested for shipment in the second quarter of fiscal 2000. Last quarter, the Company reported fourth quarter ending backlog shippable within the next 12 months of approximately $176 million, including $144 million that was requested for shipment in the first quarter of fiscal 2000. Order cancellations remained low during the quarter at approximately $11 million, compared to $13 million in the fourth quarter of fiscal 1999.

Backlog, which was significantly depleted during fiscal 1999 has now returned to a healthy level. The Company expects that in future quarters, the bookings growth rate will moderate to levels reflective of our forecasted demand for our products in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first three months of fiscal 2000 were from net cash generated from operating activities of $117.6 million, and proceeds from the issuance of common stock of $18.2 million associated with the Company's stock option programs.

The principal uses of funds were the repurchase of $36.2 million of common stock, the purchase of $34.2 million in property, plant and equipment and $36.5 million of net investment activities.

The Company believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the foreseeable future. It has been the Company's policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. The Company plans to continue this policy although, at management's discretion, it may repurchase its common stock in amounts significantly in excess of or below such estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

YEAR 2000 ISSUE

As a result of certain computer programs' being written using two digits rather than four to define the applicable year, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 issue"). This could result in a system failure or miscalculations, causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

The Company has evaluated the required modifications to both new and existing software and hardware systems to mitigate the Year 2000 issue and is 100% complete with respect to remediation on systems identified and determined to be critical to the Company's operations. Remediation continues on noncritical systems. The Company expects to have all required modifications completed prior to December 31, 1999. The Company is working with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to minimize their own Year 2000 issue. The Company currently has no contingency plan in the event that it is unable to complete system modifications to address the Year 2000 issue. The Company has limited contingency plans with respect to third parties in the event that they are unable to complete system modifications to mitigate the Year 2000 issue. Costs incurred to date related to the Year 2000 issue have been minimal. While the Company has fully completed the evaluation of its Year 2000 issue and is 100% complete with respect to remediation on systems identified and determined to be critical and is approximately 85% complete with respect to remediation on its systems identified and determined to be noncritical, there can be no assurance that further evaluation and remediation will not be required. The Company does not anticipate that the future cost of these efforts, should they be necessary, will be material.

The date on which the Company plans to complete any necessary Year 2000 modifications and costs related to completing such modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved, and actual completion dates and costs could differ significantly from those estimates. Specific factors that might cause such significant differences include, but are not limited to, the identification of additional systems that require remediation, the availability and cost of personnel trained in this area, the ability to identify, locate, and correct all relevant computer codes, and similar uncertainties. Any failure to timely, successfully, and cost effectively assess, remediate, and resolve the Company's Year 2000 issues, including those regarding its own as well as suppliers' and third parties' internal systems, products, services, and contingency plans, may have material adverse effect on the Company's business and results of operations. The Company is continuing its efforts to ensure Year 2000 readiness, and there can be no assurance that there will not be new Year 2000 issues not identified above and significant delays in or increased costs associated with such efforts which could have a material adverse effect on the Company's business and results of operations.

Maxim believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems. The Company has little control over assessing and remediating the year 2000 problems of third parties. The Company believes the risks are greatest with infrastructure (e.g. electricity and water supply), telecommunications, transportation supply chains, and critical suppliers of materials.

The Company's linear and mixed-signal integrated circuit production is conducted at both domestic and foreign facilities. The Company does not generally maintain facilities that would allow it to generate its own electrical or water supply in lieu of that supplied by utilities. A worst-case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not have the capability to replace third party supplies with internal production. The Company is working with suppliers of critical materials to ensure buffer supplies are maintained.

The Company is not in a position to identify or to avoid all possible worst-case scenarios. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any worst-case scenario were to occur.

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Such statements include, among others, statements regarding bookings, bookings growth rate, forecasted demand, shipments, turns orders, capital spending, the sufficiency of capital resources and liquidity, the Company's stock repurchase policy, completion and success of Year 2000 related modifications and costs of Year 2000 remediation efforts. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied in this report.

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

Other important factors that could cause actual results to differ materially from those predicted include overall worldwide economic conditions, demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors' actions; the ability of the Company to mitigate the Year 2000 issue; and other risk factors described above under the heading Year 2000 Issue and in the Company's filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the year ended June 26, 1999.

All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended June 26, 1999 have not changed significantly.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Financial Data Schedule.

         (b) No Reports on Form 8-K were filed during the quarter ended September 25, 1999.

ITEMS 1, 2, 3, 4  AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NOVEMBER 9, 1999                     MAXIM INTEGRATED PRODUCTS, INC.
----------------                     -------------------------------------------
   (Date)                                     (Registrant)




                                     /s/ Carl W. Jasper
                                     ------------------------------------------
                                     CARL W. JASPER
                                     Vice President and Chief
                                     Financial Officer (For the
                                     Registrant and as Principal
                                     Financial Officer)




                                     /s/ Sharon E. Smith-Lenox
                                     ------------------------------------------
                                     SHARON E. SMITH-LENOX
                                     Corporate Controller (Principal
                                     Accounting Officer)

                               INDEX TO EXHIBITS

27       Financial Data Schedule