Form 10-Q
period 1999-12-25
MAXIM INTEGRATED PRODUCTS INC
filed 2000-02-08
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1999

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

                                    YES [X]   NO[ ]

        CLASS: COMMON STOCK,                OUTSTANDING AT JANUARY 26, 2000
          $.001 PAR VALUE                        277,634,596 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX                                                               PAGE
-----                                                               ----

PART I. FINANCIAL INFORMATION

        ITEM 1. Financial Statements

               Consolidated Balance Sheets
                 As of December 25, 1999 and June 26, 1999             3

               Consolidated Statements of Income
                 for the three and six months ended
                 December 25, 1999 and December 26, 1998               4

               Consolidated Statements of Cash Flows
                 for the six months ended December 25,
                 1999 and December 26, 1998                            5

               Notes to Consolidated Financial Statements            6-8

        ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations       9-12

        ITEM 3. Quantitative and Qualitative Disclosures About
                Market Risk                                           13

PART II. OTHER INFORMATION

        ITEM 4. Submission of Matters to a Vote of Security
                Holders                                               13

        ITEM 6. Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                            14

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

--------------------------------------------------------------------------------
                                                     December 25,        June 26,
                                                         1999             1999
(Amounts in thousands)                               (unaudited)
=================================================================================
ASSETS
---------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                         $    28,161       $    34,126
  Short-term investments                                544,912           480,580
---------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term
     investments                                        573,073           514,706
---------------------------------------------------------------------------------
  Accounts receivable, net                              103,406            79,330
  Inventories                                            44,391            45,283
  Deferred tax assets                                    47,850            47,850
  Income tax refund receivable                           24,166            36,649
  Other current assets                                    6,325             5,056
---------------------------------------------------------------------------------
     Total current assets                               799,211           728,874
---------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
   accumulated depreciation                             343,120           290,133
Other assets                                              8,117             3,307
---------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 1,150,448       $ 1,022,314
=================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $    46,069       $    40,257
  Income taxes payable                                    4,403             2,484
  Accrued salaries                                       30,876            26,364
  Accrued expenses                                       41,222            35,477
  Deferred income on shipments to distributors           15,619            16,316
---------------------------------------------------------------------------------
     Total current liabilities                          138,189           120,898
---------------------------------------------------------------------------------
Other liabilities                                         4,000             4,000
Deferred tax liabilities                                 18,200            18,200
---------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                              277               272
  Additional paid-in capital                            120,231           132,378
  Retained earnings                                     871,021           748,036
  Accumulated other comprehensive income                 (1,470)           (1,470)
---------------------------------------------------------------------------------
     Total stockholders' equity                         990,059           879,216
---------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $ 1,150,448       $ 1,022,314
=================================================================================

  See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                         MAXIM INTEGRATED PRODUCTS, INC.

-------------------------------------------------------------------------------------------------
 (Amounts in thousands, except per
   Share data)                             Three months ended              Six months ended
-------------------------------------------------------------------------------------------------
                                      December 25,   December 26,    December 25,    December 26,
(Unaudited)                               1999           1998            1999            1998
=================================================================================================
Net revenues                           $201,728        $145,012        $381,774        $300,293
Cost of goods sold                       60,912          45,409         115,394          95,862
-------------------------------------------------------------------------------------------------
    Gross margin                        140,816          99,603         266,380         204,431
-------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development               32,250          21,385          60,559          42,436
  Selling, general and
    administrative                       17,268          12,643          32,563          26,130
-------------------------------------------------------------------------------------------------
    Total operating expenses             49,518          34,028          93,122          68,566
-------------------------------------------------------------------------------------------------
    Operating income                     91,298          65,575         173,258         135,865
Interest income, net                      6,628           4,867          13,083           9,418
-------------------------------------------------------------------------------------------------
    Income before provision for
      income taxes                       97,926          70,442         186,341         145,283
Provision for income taxes               33,295          23,950          63,356          49,396
-------------------------------------------------------------------------------------------------
    Net income                         $ 64,631        $ 46,492        $122,985        $ 95,887
=================================================================================================
Earnings per share:
    Basic                              $   0.23        $   0.18        $   0.45        $   0.37
    Diluted                            $   0.20        $   0.16        $   0.39        $   0.32
=================================================================================================
Shares used in the calculation
    of earnings per share:
    Basic                               275,528         262,618         274,557         261,890
    Diluted                             315,711         299,944         314,799         298,632
=================================================================================================

 See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        MAXIM INTEGRATED PRODUCTS, INC.

=============================================================================================
                                                                 For the six months ended
                                                              -------------------------------
(Amounts in thousands)(Unaudited)                             December 25,       December 26,
 Increase (decrease) in cash and cash equivalents                 1999              1998
=============================================================================================
Cash flows from operating activities:
Net income                                                     $ 122,985         $  95,887
Adjustments to reconcile net income to net cash
 Provided by operating activities:
   Depreciation, amortization and other                            9,606             8,998
   Reduction of equipment value                                    6,400                 -
   Changes in assets and liabilities:
     Accounts receivable                                         (24,076)           14,518
     Inventories                                                     892             1,398
     Income tax refund receivable                                 12,483                 -
     Other current assets                                         (1,269)           (5,505)
     Accounts payable                                              5,812            (6,980)
     Income taxes payable                                         59,173            10,533
     Deferred income on shipments to distributors                   (697)              260
     All other accrued liabilities                                10,257             5,912
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                        201,566           125,021
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                    (68,993)          (22,831)
   Other assets                                                   (4,810)           (1,742)
   Purchases of available-for-sale securities                   (145,534)         (144,090)
   Proceeds from sales/maturities of available-for-sale
     Securities                                                   81,202           111,512
---------------------------------------------------------------------------------------------
Net cash used in investing activities                           (138,135)          (57,151)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                       35,495            21,463
   Repurchase of common stock                                   (104,891)          (52,406)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                            (69,396)          (30,943)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (5,965)           36,927
Cash and cash equivalents:
   Beginning of year                                              34,126            16,739
---------------------------------------------------------------------------------------------
   End of period                                               $  28,161         $  53,666
=============================================================================================

See accompanying Notes to Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 25, 1999 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 26, 1999.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                     December 25,     June 26,
                         1999           1999
                     ------------     --------
                     (unaudited)
Raw materials          $ 3,664        $ 3,473
Work-in-process         19,945         18,932
Finished goods          20,782         22,878
                       -------        -------
                       $44,391        $45,283
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


-------------------------------------------------------------------------------------------------------------
 (Amounts in thousands, except per
   share data)                                       Three months ended              Six months ended
-------------------------------------------------------------------------------------------------------------
                                                December 25,     December 26,    December 25,    December 26,
(Unaudited)                                         1999             1998            1999            1998
=============================================================================================================
Numerator for basic earnings per
  share and diluted earnings per
  share
    Net income                                    $ 64,631        $ 46,492        $122,985        $ 95,887
=============================================================================================================
Denominator for basic earnings per                 275,528         262,618         274,557         261,890
  share
   Effect of dilutive securities:
       Stock options and warrants                   40,183          37,326          40,242          36,742
-------------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share         315,711         299,944         314,799         298,632
=============================================================================================================
Earnings per share:
    Basic                                         $   0.23        $   0.18        $   0.45        $   0.37
    Diluted                                       $   0.20        $   0.16        $   0.39        $   0.32
=============================================================================================================

On December 22, 1999, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share amounts for prior periods have been adjusted to reflect this stock split.

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: SHORT-TERM INVESTMENTS

All short-term investments at December 25, 1999 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at December 25, 1999. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income, net in the consolidated statements of income.

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

Net revenues from unaffiliated customers by geographic region were as follows:

                                       Three months ended              Six months ended
----------------------------------------------------------------------------------------------
(Amounts in thousands)            December 25,    December 26,    December 25,    December 26,
                                      1999            1998            1999            1998
==============================================================================================
United States                      $ 86,707        $ 61,705        $166,845        $124,895
Europe                               42,936          35,852          83,369          77,428
Pacific Rim                          61,780          44,154         112,746          91,050
Rest of World                        10,305           3,301          18,814           6,920
----------------------------------------------------------------------------------------------
                                   $201,728        $145,012        $381,774        $300,293
==============================================================================================

Net long-lived assets by geographic region were as follows:

 (Amounts in thousands)               December 25, 1999       June 26, 1999
---------------------------------------------------------------------------
United States                             $311,789               $264,190
Rest of World                               31,331                 25,943
---------------------------------------------------------------------------
                                          $343,120               $290,133
===========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased by 39.1% and 27.1% for the three and six months ended December 25, 1999 compared to the three and six months ended December 26, 1998. The increase is primarily attributable to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second-source products.

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

Gross margin was 69.8% for both the three and six months ended December 25, 1999, compared to 68.7% and 68.1% for the three and six months ended December 26, 1998. The increase in gross margin for the three and six months periods ended December 25, 1999, was due primarily to production efficiencies obtained through economies of scale and cost reductions. These increases were partially offset by charges recorded during the three and six month periods ended December 25, 1999 of $3.8 million and $6.3 million, respectively, to reduce the carrying value of manufacturing equipment. During the six months period ended December 25, 1999, the Company increased inventory reserves by $1.8 million. During the three and six months periods ended December 26, 1998, the Company expensed $2.8 million and $5.6 million, respectively, of negative manufacturing variances and increased inventory reserves by $2.5 million and $4.7 million, respectively. In addition, during the six month period ended December 26, 1998, the Company recorded a charge of $2.3 million related to obsoleting a 4-inch wafer fabrication facility.

Research and development expenses were 16.0% and 15.9% of net revenues in the three and six months ended December 25, 1999, respectively, compared to 14.7% and 14.1% for the three and six months ended December 26, 1998, respectively. Research and development expenses increased by approximately $10.9 million and $18.1 million for the three and six month periods ended December 25, 1999, respectively, over the comparable periods last year. These increases are attributable primarily to increased headcount and related employee expenses to support the Company's higher revenues, and increased wafer and mask expenses to support new product development.

Selling, general and administrative expenses were 8.6% and 8.5% of net revenues for the three and six months ended December 25, 1999, respectively, and 8.7% for both the three and six months ended December 26, 1998, respectively. The increase in selling, general, and administrative expenses in absolute dollars of $4.6 million and $6.4 million for the three and six month periods ended December 25, 1999, respectively, as compared to the comparable periods last year, is primarily a result of increased headcount and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

related employee expenses to support the Company's higher revenues and charges recorded for technology licensing matters of $3.0 million and $4.5 million for the three and six month periods ended December 25, 1999, respectively.

Net interest income increased to $6.6 million in the three months and $13.1 million in the six month ended December 25, 1999 compared to $4.9 million and $9.4 million for the three and six months ended December 26, 1998, as a result of higher levels of invested cash, cash equivalents and short-term investments partially offset by lower interest rates on invested amounts.

The effective income tax rate for both the three months ended December 25, 1999 and December 26, 1998 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company's Foreign Sales Corporation.

OUTLOOK

Bookings on the Company were approximately $283 million in the second quarter of fiscal 2000, a 17% increase over the first quarter of fiscal 2000 of $242 million. Turns orders received during the quarter were $93 million (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). End-market bookings increased 11% over the first quarter of fiscal 2000 levels (end-market bookings are end-user customer bookings received by both Maxim and the Company's distributors during the quarter). This increase was fueled by growth in all geographical areas and all product market areas.

Second quarter ending backlog shippable within the next 12 months was approximately $300 million, including $242 million requested for shipment in the third quarter of fiscal 2000. Last quarter, the Company reported first quarter ending backlog shippable within the next 12 months of approximately $225 million, including $192 million that was requested for shipment in the second quarter of fiscal 2000. Order cancellations remained low during the quarter at approximately $13 million, compared to $11 million in the first quarter of fiscal 2000.

The Company continues to anticipate that bookings and bookings growth rates for the second half of our fiscal year will moderate from the levels experienced during the first six months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first six months of fiscal 2000 were from net cash generated from operating activities of $201.6 million, and proceeds from the issuance of common stock of $35.5 million associated with the Company's stock option programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

The principal uses of funds were the repurchase of $104.9 million of common stock, the purchase of $69.0 million in property, plant and equipment and $64.3 million of net investment activities.

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

The Company has evaluated the required modifications to both new and existing software and hardware systems to mitigate the Year 2000 issue and is 100% complete with respect to remediation on all critical and non-critical systems. The Company has worked with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to minimize their own Year 2000 issue. The Company has limited contingency plans with respect to third parties in the event that they are unable to complete system modifications to mitigate the Year 2000 issue. Costs incurred related to the Year 2000 issue have been minimal. While the Company has fully completed the evaluation of its Year 2000 issue and is 100% complete with respect to remediation on all systems, there can be no assurance that further evaluation and remediation will not be required. The Company does not anticipate that the future cost of these efforts, should they be necessary, will be material.

While the Company believes it is Year 2000 ready with respect to its critical and non-critical systems, there can be no assurance that there will not be new Year 2000 issues not identified above and significant delays in or increased costs associated with such efforts which could have a material adverse effect on the Company's business and results of operations. In addition, to the extent the Company's suppliers' and third parties' internal systems, products, services, and contingency plans are not Year 2000 ready, the Company's business and results of operations could be materially adversely effected. Maxim believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems. The Company has little control over assessing and remediating the year 2000 problems of third parties. The Company believes the risks are greatest with infrastructure (e.g. electricity and water supply), telecommunications, transportation supply chains, and critical suppliers of materials.

The Company's linear and mixed-signal integrated circuit production is conducted at both domestic and foreign facilities. The Company does not generally maintain facilities that would allow it to generate its own electrical or water supply in lieu of that supplied by utilities. A worst-case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not have the capability to replace third party supplies with internal production. The Company has worked with suppliers of critical materials to ensure buffer supplies are maintained.

The Company is not in a position to identify or to avoid all possible worst-case scenarios. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any worst-case scenario were to occur. The Company to date has experienced no Year 2000 issues.


FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Such statements include, among others, statements regarding bookings, bookings growth rate, forecasted demand, shipments, turns orders, capital spending, the sufficiency of capital resources and liquidity, the Company's stock repurchase policy, the success of Year 2000 related modifications and costs of Year 2000 remediation efforts. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied in this report.

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

PART II.                        OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 18, 1999. The following proposals were voted on by the Company Stockholders' and results obtained thereon:

Proposal 1: Election of Directors

The following directors were reelected as directors by the votes indicated:

Nominee                             Votes in Favor          Votes Withheld
-------                             --------------          --------------
James R. Bergman                      119,059,260               130,039
John F. Gifford                       119,057,154               132,145
Kipling Hagopian                      119,059,399               129,900
A.R. Frank Wazzan                     119,051,139               138,160

Proposal 2: Ratification and Approval of Amendments to Increase the Number of Shares Available for Issuance Under the Company's 1996 Stock Incentive Plan, as Amended, and 1987 Employee Stock Participation Plan, as Amended

The increase in the number of shares of common stock under the above stock plans was ratified and approved with 84,755,041 votes in favor, 34,326,450 against, 112,808 abstentions and 5,000 non-votes.

Proposal 3: Amendment of Restated Certificate of Incorporation to authorize 240 million Additional Shares of Common Stock

The amendment of restated certificate of incorporation as noted above was ratified and approved with 113,343,335 votes in favor, 5,430,927 against, 107,106 abstentions and 307,931 non-votes.

Proposal 4: Ratification of Selection of Independent Auditors

Ernst & Young LLP was ratified as the Company's independent auditors for fiscal 2000 with 119,095,304 votes in favor, 16,376 votes against, 77,619 abstentions and no non-votes.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        3.3 Amendment to Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 18, 1999.

        27.1 Financial Data Schedule.

        (b) No Reports on Form 8-K were filed during the quarter ended December 25, 1999.

ITEMS 1, 2, 3 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FEBRUARY 8, 2000                       MAXIM INTEGRATED PRODUCTS, INC.
----------------                       -------------------------------
     (Date)                                     (Registrant)



                                        /s/ Carl W. Jasper
                                       -----------------------------------------
                                       CARL W. JASPER
                                       Vice President and Chief
                                       Financial Officer (For the
                                       Registrant and as Principal
                                       Financial Officer)




                                       /s/ Sharon E. Smith-Lenox
                                       -----------------------------------------
                                       SHARON E. SMITH-LENOX
                                       Corporate Controller (Principal
                                       Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
------                           -----------

  3.3 Amendment to Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 18, 1999.

 27.1       Financial Data Schedule.