Form 10-Q
period 2000-03-25
MAXIM INTEGRATED PRODUCTS INC
filed 2000-05-09
CIK 743316

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2000

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

                                    YES [X]   NO[ ]

    CLASS: COMMON STOCK,                          OUTSTANDING AT APRIL 24, 2000
      $.001 PAR VALUE                                  282,651,172 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX



PART I. FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
        ITEM 1. Financial Statements

               Consolidated Balance Sheets                                 3
                 As of March 25, 2000 and June 26, 1999

               Consolidated Statements of Income                           4
                 for the three and nine months ended
                 March 25, 2000 and March 27, 1999

               Consolidated Statements of Cash Flows                       5
                 for the nine months ended March 25,
                 2000 and March 27, 1999

               Notes to Consolidated Financial Statements                6-9

      ITEM 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations             9-12

      ITEM 3. Quantitative and Qualitative Disclosures About              13
              Market Risk

PART II. OTHER INFORMATION

      ITEM 6. Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                14

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.


                                                               March 25,         June 26,
                                                                  2000             1999
                                                              -----------       -----------
(Amounts in thousands)                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ............................      $    74,026       $    34,126
  Short-term investments ...............................          596,743           480,580
                                                              -----------       -----------
   Total cash, cash equivalents and short-term
     investments .......................................          670,769           514,706
                                                              -----------       -----------
  Accounts receivable, net .............................          125,075            79,330
  Inventories ..........................................           51,351            45,283
  Deferred tax assets ..................................           47,850            47,850
  Income tax refund receivable .........................           24,166            36,649
  Other current assets .................................            9,133             5,056
                                                              -----------       -----------
     Total current assets ..............................          928,344           728,874
                                                              -----------       -----------
Property, plant and equipment, at cost, less
   accumulated depreciation ............................          372,938           290,133
Other assets ...........................................            8,200             3,307
                                                              -----------       -----------
TOTAL ASSETS ...........................................      $ 1,309,482       $ 1,022,314
                                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................      $    56,579       $    40,257
  Income taxes payable .................................            5,890             2,484
  Accrued salaries .....................................           38,449            26,364
  Accrued expenses .....................................           49,206            35,477
  Deferred income on shipments to distributors .........           13,856            16,316
                                                              -----------       -----------
     Total current liabilities .........................          163,980           120,898
                                                              -----------       -----------
Other liabilities ......................................            4,000             4,000
Deferred tax liabilities ...............................           18,200            18,200
                                                              -----------       -----------
Stockholders' equity:
  Common stock .........................................              282               272
  Additional paid-in capital ...........................          178,766           132,378
  Retained earnings ....................................          945,724           748,036
  Accumulated other comprehensive income ...............           (1,470)           (1,470)
                                                              -----------       -----------
     Total stockholders' equity ........................        1,123,302           879,216
                                                              -----------       -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...............      $ 1,309,482       $ 1,022,314
                                                              ===========       ===========


See accompanying notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                         MAXIM INTEGRATED PRODUCTS, INC.


 (Amounts in thousands, except per
   Share data)                                                        Three months ended           Nine months ended
                                                                -----------------------------------------------------------
                                                                  March 25,       March 27,      March 25,       March 27,
(Unaudited)                                                         2000            1999            2000            1999
---------------------------------------------------------------------------------------------------------------------------
Net revenues ..............................................      $  226,540      $  147,188      $  608,314      $  447,481
Cost of goods sold ........................................          68,117          45,538         183,511         141,400
                                                                 ----------      ----------      ----------      ----------
    Gross margin ..........................................         158,423         101,650         424,803         306,081
                                                                 ----------      ----------      ----------      ----------
Operating expenses:
  Research and development ................................          36,437          21,848          96,996          64,284
  Selling, general and
    administrative ........................................          21,346          12,798          53,909          38,928
                                                                 ----------      ----------      ----------      ----------
    Total operating expenses ..............................          57,783          34,646         150,905         103,212
                                                                 ----------      ----------      ----------      ----------
    Operating income ......................................         100,640          67,004         273,898         202,869
Interest income and other, net ............................          12,547           5,222          25,630          14,640
                                                                 ----------      ----------      ----------      ----------
    Income before provision for
      income taxes ........................................         113,187          72,226         299,528         217,509
Provision for income taxes ................................          38,484          24,557         101,840          73,953
                                                                 ----------      ----------      ----------      ----------
    Net income ............................................      $   74,703      $   47,669      $  197,688      $  143,556
                                                                 ==========      ==========      ==========      ==========
Earnings per share:
    Basic .................................................      $     0.27      $     0.18      $     0.72      $     0.54
    Diluted ...............................................      $     0.23      $     0.15      $     0.62      $     0.48
                                                                 ==========      ==========      ==========      ==========
Shares used in the calculation of earnings per share:
    Basic .................................................         279,388         267,524         276,167         263,768
    Diluted ...............................................         320,016         307,962         316,538         301,742
                                                                 ==========      ==========      ==========      ==========

See accompanying notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        MAXIM INTEGRATED PRODUCTS, INC.


                                                                       For the nine months ended
                                                                       -------------------------
(Amounts in thousands) (Unaudited)                                     March 25,       March 27,
 Increase (decrease) in cash and cash equivalents                         2000           1999
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income ......................................................      $ 197,688       $ 143,556
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and other .........................         14,312          13,323
   Reduction of equipment value .................................         15,200              --
   Changes in assets and liabilities:
     Accounts receivable ........................................        (45,745)         17,177
     Inventories ................................................         (6,068)          1,650
     Income tax refund receivable ...............................         12,483              --
     Other current assets .......................................         (4,077)         (9,880)
     Accounts payable ...........................................         16,322         (11,199)
     Income taxes payable .......................................         98,530          36,881
     Deferred income on shipments to distributors ...............         (2,460)            552
     All other accrued liabilities ..............................         25,814          17,091
                                                                       ---------       ---------
Net cash provided by operating activities .......................        321,999         209,151
                                                                       ---------       ---------
Cash flows from investing activities:
   Additions to property, plant and equipment ...................       (112,317)        (30,063)
   Other assets .................................................         (4,893)           (598)
   Purchases of available-for-sale securities ...................       (417,073)       (369,367)
   Proceeds from sales/maturities of available-for-sale
     Securities .................................................        300,910         255,961
                                                                       ---------       ---------
Net cash used in investing activities ...........................       (233,373)       (144,067)
                                                                       ---------       ---------
Cash flows from financing activities:
   Issuance of common stock .....................................         61,118          33,947
   Repurchase of common stock ...................................       (109,844)        (70,580)
                                                                       ---------       ---------
Net cash used in financing activities ...........................        (48,726)        (36,633)
                                                                       ---------       ---------
Net increase in cash and cash equivalents .......................         39,900          28,451
Cash and cash equivalents:
   Beginning of year ............................................         34,126          16,739
                                                                       ---------       ---------
   End of period ................................................      $  74,026       $  45,190
                                                                       =========       =========


See accompanying notes to Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 25, 2000 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 26, 1999.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):



                                    March 25,       June 26,
                                      2000            1999
                                    ---------      ---------
                                   (unaudited)
Raw materials ................      $   4,971      $   3,473
Work-in-process ..............         25,873         18,932
Finished goods ...............         20,507         22,878
                                    ---------      ---------
                                    $  51,351      $  45,283
                                    =========      =========

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


 (Amounts in thousands, except per
   share data)                                            Three months ended           Nine months ended
                                                        ----------------------------------------------------
                                                        March 25,     March 27,     March 25,     March 27,
(Unaudited)                                               2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per
  share and diluted earnings per
  share
    Net income ...................................      $  74,703     $  47,669     $ 197,688     $ 143,556
                                                        =========     =========     =========     =========
Denominator for basic earnings per
  share ..........................................        279,388       267,524       276,167       263,768
   Effect of dilutive securities:
       Stock options and warrants ................         40,628        40,438        40,371        37,974
                                                        ---------     ---------     ---------     ---------

Denominator for diluted earnings per share .......        320,016       307,962       316,538       301,742
                                                        =========     =========     =========     =========
Earnings per share:
    Basic ........................................      $    0.27     $    0.18     $    0.72     $    0.54
    Diluted ......................................      $    0.23     $    0.15     $    0.62     $    0.48
                                                        =========     =========     =========     =========

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: SHORT-TERM INVESTMENTS

All short-term investments at March 25, 2000 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at March 25, 2000. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income and other, net in the consolidated statements of income.

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

Net revenues from unaffiliated customers by geographic region were as follows:



                                      Three months ended           Nine months ended
                                   ------------------------------------------------------
(Amounts in thousands)             March 25,      March 27,      March 25,      March 27,
                                     2000           1999           2000           1999
-----------------------------------------------------------------------------------------
United States ...............      $  95,460      $  56,710      $ 262,305      $ 181,605
Europe ......................         53,550         40,397        136,919        117,825
Pacific Rim .................         66,123         46,560        178,869        137,610
Rest of World ...............         11,407          3,521         30,221         10,441
                                   ---------      ---------      ---------      ---------
                                   $ 226,540      $ 147,188      $ 608,314      $ 447,481
                                   =========      =========      =========      =========


Net long-lived assets by geographic region were as follows:


(Amounts in thousands)      March 25, 2000      June 26, 1999
                            --------------      --------------
United States ........      $      341,710      $      264,190
Rest of World ........              31,228              25,943
                            --------------      --------------
                            $      372,938      $      290,133
                            ==============      ==============

NOTE 6: RECENT ACCOUNTING DEVELOPMENTS

The Securities and Exchange Commission (SEC) issued in December 1999 SEC Staff Accounting Bulletin No. 101 (SAB101) Revenue Recognition in Financial Statements. SAB101 addresses the SEC's views and provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of evaluating SAB101 and the impact, if any, on the current revenue recognition policy followed by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES
Net revenues increased by $79.4 million or 53.9% and $160.8 million or 35.9% for the three and nine months ended March 25, 2000, respectively, as compared to the three and nine months ended March 27,1999. The increases in net revenues are primarily attributable to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the Company's proprietary and second-source products.

Net revenues derived from customers outside the United States were 57.9% and 56.9% during the three and nine months ended March 25, 2000, respectively. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company's results of operations for the three and nine months ended March 25, 2000 was immaterial.

GROSS MARGIN
Gross margin was 69.9% for the three months ended March 25, 2000, compared to 69.1% for the three months ended March 27, 1999. The increase is primarily attributable to production efficiencies obtained through economies of scale and cost reductions. Gross margin for the three months ended March 27, 1999, was negatively impacted due to an increase in inventory reserves of $0.8 million, $1.6 million expensed for negative manufacturing variances, and a charge of $1.3 million related to obsoleting a 4-inch wafer fabrication facility. The increase in gross margin in the three months ended March 25, 2000 was partially offset by a charge of $8.8 million to reduce the carrying value of manufacturing equipment and Medicare taxes on realized gains from the exercise of employee stock options. Due to a recent accounting change by the Financial Accounting Standards Board, the Company must expense these Medicare taxes. Previously these tax payments were recorded within Stockholder's Equity as an offset against the proceeds received from the exercise of stock options.

Gross margin was 69.8% for the nine months ended March 25, 2000, compared to 68.4% for the nine months ended March 27, 1999. The increase is primarily attributable to production efficiencies obtained through economies of scale and cost reductions. Gross margin for the nine months ended March 27, 1999, was negatively impacted due to increases in inventory reserves of $5.5 million, $7.2 million expensed for negative manufacturing variances, and charges of $3.6 million recorded to obsolete a 4-inch wafer fabrication facility. The increases in gross margin in the three months ended March 25, 2000 was partially offset by charges of $15.1 million to reduce the carrying value of manufacturing equipment and expenses for Medicare taxes on realized gains from the exercise of employee stock options.

RESEARCH AND DEVELOPMENT
Research and development expenses were $36.4 million and $21.8 million for the three months ended March 25, 2000, and March 27, 1999, respectively, which represented 16.1% and 14.8% of net revenues, respectively.

Research and development expenses were $97.0 million and $64.3 million for the nine months ended March 25, 2000, and March 27, 1999, respectively, which represented 15.9% and 14.4% of net revenues, respectively.

The increases in research and development expenses for both the three month and nine months ended March 25, 2000 as compared to the same periods in the prior year is due to increased headcount and related employee expenses to continue development of products to support revenue growth, increased wafer and mask expenses to support new product development, and expenses for Medicare taxes on realized gains from the exercise of employee stock options.

SELLING, GENERAL, AND ADMINISTRATIVE
Selling, general and administrative expenses were $21.3 million and $12.8 million for the three months ended March 25, 2000, and March 27, 1999, respectively, which represented 9.4% and 8.7% of net revenues, respectively. The increase in selling, general, and administrative expenses is primarily due to increased headcount and related employee expenses to support the Company's higher revenues, charges recorded for technology licensing of $4.5 million, and expenses for Medicare taxes on realized gains from the exercise of employee stock options. During the three months ended March 27, 1999, the Company recorded a charge of $1.5 million for technology licensing.

Selling, general and administrative expenses were $53.9 million and $38.9 million for the nine months ended March 25, 2000, and March 27, 1999, respectively, which represented 8.9% and 8.7% of net revenues, respectively. The increase in selling, general, and administrative expenses is primarily due to increased headcount and related employee expenses to support the Company's higher revenues, charges recorded for technology licensing of $9.0 million, and expenses for Medicare taxes on realized gains from the exercise of employee stock options. During the nine months ended March 27, 1999, the Company recorded charges of $2.0 million for technology licensing.

INTEREST INCOME AND OTHER, NET
Interest income and other, net was $12.5 million and $5.2 million for the three months ended March 25, 2000 and March 27, 1999, respectively, and $25.6 million and $14.6 million for the nine months ended March 25, 2000, and March 27, 1999, respectively. The increases in interest income and other, net for both the three and nine months ended March 25, 2000, as compared to the same periods in the prior year is due to higher levels of invested cash, cash equivalents and short-term investments and higher average interest rates on invested amounts. In addition, included within interest income and other, net for the three and nine months ended March 25, 2000, is a $4.5 million gain from the cash sale of the Company's 50% interest in its high frequency packaging and assembly subsidiary. This business was jointly owned with Tektronix and was set up to facilitate the 1994 acquisition of the Tektronix integrated circuit operations.

INCOME TAXES
The effective income tax rate for the three and nine months ended March 25, 2000, and March 27, 1999 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company's Foreign Sales Corporation.

OUTLOOK

Bookings on the Company were approximately $304 million in the third quarter of fiscal 2000, an 8% increase over the second quarter of fiscal 2000 of $283 million, and a 78% increase over the third quarter of fiscal 1999. Turns orders received during the third quarter of fiscal 2000 were $95 million, a 3% increase over the $93 million received in the second quarter of fiscal 2000 (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). The bookings increase is primarily attributable to strength in the U.S. distribution channels and Europe. There was significant growth in bookings for the Company's products targeted for the high-frequency end markets and products with broad-based industrial applications. Bookings on the Company by U.S. distributors were $78.8 million during the third quarter of fiscal 2000 and exceeded customer bookings on those distributors by $17.6 million. Bookings on distributors by their customers were up by $14.3 million, a 30% increase over the second quarter of fiscal 2000.

Ending backlog at March 25, 2000 shippable within the next 12 months was approximately $345 million, including approximately $271 million requested for shipment in the fourth quarter of fiscal 2000. The Company's second quarter of fiscal 2000 ending backlog shippable within the next 12 months was approximately $285 million, including $231 million that was requested for shipment in the third quarter of fiscal 2000. All of these backlog numbers have been adjusted to be net of cancellations and estimated future U.S. distribution ship and debit pricing adjustments.

The Company continues to anticipate that bookings and turns growth will moderate to reflect short-term forecasted end-market consumption levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first nine months of fiscal 2000 were from net cash generated from operating activities of $322.0 million, and proceeds from the issuance of common stock of $61.1 million associated with the Company's stock option programs.

The principal uses of funds were the repurchase of $109.8 million of common stock, the purchase of $112.3 million in property, plant and equipment and $116.2 million of net investment activities.

The Company believes that it possesses sufficient liquidity and capital resources to fund common stock repurchases, capital equipment purchases and its operations for the foreseeable future. It has been the Company's policy to reduce the dilution effect from stock option exercises by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. The Company plans to continue this policy although, at management's discretion, it may repurchase its common stock in amounts significantly in excess of or below such estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Such statements include, among others, statements regarding bookings, bookings growth, forecasted demand, shipments, turns orders, capital spending, the sufficiency of capital resources and liquidity, the Company's stock repurchase policy. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied in this report.

Important factors affecting the Company's ability to achieve future revenue growth include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; and whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace, whether the Company is able to effectively and successfully expand manufacturing operations to meet increased demand for the Company's products, and whether the Company is able to successfully commercialize its new technologies, such as its new second-generation high frequency technologies, that it has been investing in by designing and introducing new products based on the new technologies.

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

PART II. OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        3.4 Bylaws of the Registrant as amended (Section 15 amended on January 31, 2000)

       27.1  Financial Data Schedule.

        (b) No Reports on Form 8-K were filed during the quarter ended March 25, 2000.

ITEMS 1, 2, 3, 4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MAY 9, 2000                           MAXIM INTEGRATED PRODUCTS, INC.
-----------                           -------------------------------
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




                                      /s/ Sharon E. Smith-Lenox
                                      -------------------------
                                      SHARON E. SMITH-LENOX
                                      Corporate Controller (Principal
                                      Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
 3.4         Bylaws of the Registrant as amended (Section 15 amended on January
             31, 2000)

27.1         Financial Data Schedule.