Form 10-K
period 2000-06-24
MAXIM INTEGRATED PRODUCTS INC
filed 2000-09-22
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 24, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                         COMMISSION FILE NUMBER 0-16538

                         MAXIM INTEGRATED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       94-2896096
---------------------------------             ----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  Incorporation or organization)                     Identification No.)

                              120 San Gabriel Drive
                           Sunnyvale, California 94086
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 737-7600

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange
       Title of each class                           on which registered
---------------------------------             ----------------------------------
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.__________

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2000 was approximately $16,994,000,000*.

        Number of shares outstanding of the registrant's Common Stock, $.001 par value, as of August 31, 2000: 285,933,173.

DOCUMENTS INCORPORATED BY REFERENCE:
Part II - Annual Report to Stockholders for the fiscal year ended June 24, 2000
Part III - Proxy Statement for the 2000 Annual Meeting of Stockholders

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at August 31, 2000. Exclusion of such shares should not be construed to indicate that each of such persons possesses the power, direct or indirect, to control the Registrant, or that each such person is controlled by or under common control with the Registrant.

PART I

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements; within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements may include (a) projections relevant to future revenue, income, earnings, capital expenditures, capital structure or other financial items, (b) statements of plans or objectives of the Company's management for future operations, including, without limitation, plans or objectives relating to the Company's products and their development, manufacture, marketing and sale (c) statements of future economic performance, and (d) statements of any assumptions underlying or relating to any of the foregoing. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions relating to the future are intended to identify forward-looking statements.

        All forward-looking statements are based on the Company's current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results may differ materially from those predicted or implied in any such forward-looking statements.

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

ITEM 1. BUSINESS

        Established in 1983, Maxim Integrated Products, Inc., ("Maxim" or the "Company") designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits. The Company also provides a range of high-frequency design processes and capabilities that can be used in custom design. The analog market is highly fragmented and characterized by many diverse applications, a great number of product variations, and, as to many circuit types, relatively long product life cycles. Maxim's objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers. Based on product announcements by its competitors, Maxim believes that in the past 17 years it has developed more products for the analog market, including proprietary and second-source products, than any of its competitors over the same period.

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

        The Company believes that, compared to the digital integrated circuit market, the analog market has generally been characterized by a wider range of standard products used in smaller quantities by a larger number of customers, and in many cases, by longer product life cycles and lower capital requirements as a result of generally using more mature manufacturing technologies. The Company believes that the widespread application of low-cost microprocessor-based systems and of digital communication technologies has affected the market for analog integrated circuits by increasing the need for interfaces with the analog world.

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

        The Company's research and development programs emphasize development of technically innovative proprietary products. In addition, the Company also develops second source products used for industry-standard parts. In the Company's fiscal 2000 product introduction year ending July 22, 2000, Maxim introduced over 380 products bringing the Company's total new product introductions to over 2,100 products. These products are available with numerous packaging alternatives, including packages for surface mount technology.

        The following table illustrates the major industries served by the Company and typical applications for which the Company's products can be used:

               Industry                      Typical Application
               --------                      -------------------
               Communications .............  Broadband Networks
                                             Cable Systems
                                             Central Office Switches
                                             Direct Broadcast TV
                                             Fiber Optics
                                             Pagers
                                             PBXs
                                             Phones
                                                  * Cellular/PCS
                                                  * Cordless
                                             Satellite Communications
                                             Video Communications
                                             Wireless Communications

               Industrial Control .........  Control of
                                                  * Flow
                                                  * Position
                                                  * Pressure
                                                  * Temperature
                                                  * Velocity
                                             Robotics

               Instrumentation ............  Automatic Test Equipment
                                             Analyzers
                                             Data Recorders
                                             Measuring Instruments
                                                  * Electrical
                                                  * Light
                                                  * Pressure
                                                  * Sound
                                                  * Speed
                                                  * Temperature
                                                  * Time
                                             Testers

               Data Processing ............  Bar-code Readers
                                             Disk Drives
                                             Hand-Held Computers/PDAs
                                             Mainframes
                                             Personal Computers
                                             Printers
                                             Point of Sale Terminals
                                             Tape Drives
                                             Servers
                                             Workstations

        The Company also sells products for military, video and selected medical equipment.

        While Maxim's proprietary products have received substantial market acceptance, Maxim has experienced additional competition as Maxim's competitors have developed second source products for some of Maxim's successful innovative proprietary products. Typically in the semiconductor industry, when a proprietary product becomes second sourced, the credibility of the original design is enhanced, and there is an opportunity to increase total revenues as the potential customers' reluctance to design in a sole-source product is removed, but gross margins may be adversely affected due to increased price competition.

PRODUCT QUALITY

        Maxim places strong emphasis on product quality from initial design through final quality assurance for the end product. In the product design phase, Maxim applies a set of circuit design rules that it believes results in enhanced product reliability. Upon receipt from Maxim's own fabrication facilities or from silicon foundries, a majority of processed wafers are tested for conformance with specific parameters. Products are individually tested using specialized test equipment and complex programs to ensure that they meet data sheet performance levels. In addition, long-term operating life and mechanical stress tests are routinely performed on samples to assure continued, long-term product performance.

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

        After assembly has been completed, the majority of the assembled product is shipped to the Company's test facility located in Cavite, the Philippines. Once testing has been completed, the finished product is either shipped directly to customers worldwide or to other Company locations for ultimate sale to end customers.

        In fiscal 2000, the Company began the process of hiring employees and purchasing capital equipment for a second test facility to be located in Thailand. In addition, the Company is also expanding its existing test facility in Cavite, the Philippines.

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

        For the majority of these technologies, the Company relies on its fabrication facilities in San Jose, California and Beaverton, Oregon and, to a small extent, manufacturing subcontractors. A third fabrication facility located in Sunnyvale, California was phased out during fiscal 1999. The Company currently uses four subcontract silicon foundries that represent less than 5% of wafer production. None of the subcontractors currently used by Maxim is affiliated with Maxim.

        Most of the wafers produced in fiscal 2000 were manufactured at one of the Company's two operating wafer manufacturing facilities. In December 1989, the Company acquired a wafer fabrication facility in Sunnyvale, California capable of producing 3 micron CMOS and bipolar products. Maxim leased the building housing the facility and purchased all manufacturing assets required for its manufacturing operations. In May 1994, the Company acquired a mixed-class wafer fabrication facility in Beaverton, Oregon capable of producing CMOS and bipolar products. In November 1997, the company acquired a sub-micron wafer fabrication facility in San Jose, California. The Company transferred production from the Sunnyvale facility to the Beaverton facility and suspended wafer production at this facility in December 1998. (See "Item 2. Properties" below).

        In the past and as sometimes happens in the semiconductor industry, the Company has experienced disruptions in the supply of processed wafers due to quality problems or failure to achieve satisfactory electrical yields. If the foundries used by the Company were unwilling or the Company's own internal wafer fabrication facilities were unable to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers could be adversely affected.

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

SALES AND MARKETING

        In the United States and Canada, the Company sells its products through a direct sales and applications organization in eight regional sales offices and through its own and other unaffiliated distribution channels. As is customary in the industry, most domestic distributors are entitled to certain price rebates and product return privileges.

        International sales are conducted by 22 Maxim sales offices, 3 sales representative organizations and 32 distributors. The Company sells in both United States dollars and various foreign currencies. A majority of the Company's international sales are billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations. A portion of the Company's sales from its United Kingdom, French, and German affiliates is denominated in the local currencies. The majority of the sales to customers and distributors located in Japan are denominated in yen. The Company enters into foreign currency forward contracts to protect the United States dollar value of its firm sales commitments and net monetary assets. Changes in the relative value of the dollar, however, may create pricing pressures for Maxim's products. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, are longer than for U.S. customers, and certain major foreign customers generally pay for product well beyond the scheduled payment dates. As is customary in the semiconductor industry, the Company's domestic distributors may market products competitive with Maxim's.

        International sales accounted for approximately 57%, 59%, and 56% of net revenues in fiscal 2000, 1999 and 1998, respectively. (See Note 11 "Segment Information" of the Notes to Consolidated Financial Statements as set forth in the Company's Annual Report to Stockholders for the fiscal year ended June 24, 2000.)

        The Company also sells product directly to original equipment manufacturers. In particular, the Company has a long-term supply arrangement, which expires in May 2004 after which becomes a month to month arrangement, with Tektronix, Inc. for the supply of products manufactured by Tektronix prior to its sale in May 1994 of its integrated circuits operation ("ICO") to the Company and for new designs created by Tektronix.

        As of June 24, 2000, the Company's backlog was approximately $420 million as compared to approximately $166 million at June 26, 1999. The Company includes in its backlog customer-released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, the Company's backlog includes orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues. All of the backlog numbers have been adjusted to be net of cancellations and estimated future U.S. distribution ship and debit pricing adjustments.

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

        Due to the research and development plans of the Company and the shortage of qualified design engineering talent, the Company does not always have the number of engineers required to meet its research and development goals.

        Research and development expenses were approximately $142.3 million, $88.2 million, and $72.2 million in fiscal 2000, 1999, and 1998, respectively.

COMPETITION

        The analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some segment of the Company's business. Maxim's competitors are Analog Devices, Inc., Applied Micro Circuits Corporation, Conexant Systems Inc., Dallas Semiconductor Corporation, Harris Corporation, Linear Technology Corporation, Lucent Technologies, Micrel Inc., Mitsubishi Corporation, Mitsui & Co. Ltd., Motorola Inc., National Semiconductor Corporation, Philips Electronics N.V., Ricoh Company Ltd., Seiko Corporation, Semtech Corporation, STMicroelectronics N.V., Siliconix Inc., Sipex Corporation, TelCom Semiconductor Inc., Texas Instruments Inc., Vitesse Semiconductor Corporation and others, including start-up companies. While foreign manufacturers have not played a major role in markets from which the Company currently derives a majority of its revenue, they possess the necessary technical and financial capabilities to participate in these markets, and there can be no assurance that more foreign competition will not develop in the future. Some of Maxim's competitors have substantially greater financial, manufacturing, and marketing resources than the Company, and some of Maxim's competitors have greater technical resources. The Company believes it competes favorably with these corporations primarily on the basis of technical innovation, product definition, quality, and service. There can be no assurance that competitive factors will not adversely affect the Company's future business.

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

        Maxim currently owns 106 U.S. patents and 18 foreign patents with expiration dates ranging from 2001 to 2018. In addition, the Company has applied for 73 U.S. patents, a large number of which have corresponding patent applications in multiple foreign jurisdictions. It is the Company's policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, the Company has registered certain of its mask sets under the Semiconductor Chip Protection Act of 1984.

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

        Increasing public attention has been focused on the environmental impact of electronic manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from environmental regulations, there can be no assurance that changes in such regulations will not have a materially adverse effect on the Company's financial position or results of operations.

EMPLOYEES

        The supply of skilled engineers required for Maxim's business is limited, and competition for such personnel is intense. The Company's growth also requires the hiring or training of additional middle-level managers. If the Company is unable to hire, retain, and motivate qualified technical and management personnel, its operations and financial results will be adversely affected.

        None of the Company's employees is subject to a collective bargaining agreement.

        As of June 24, 2000, Maxim had 4,181 employees.

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

        The statements contained in this Annual Report on Form 10-K, including those contained in documents incorporated herein by reference, that are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, plans, or intentions regarding the future. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K involve risk and uncertainty, including but not limited to the risk factors discussed below.

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

        The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. After a period of decreasing demand that extended into fiscal 1999, more recently the semiconductor industry, including the portions in which the Company participates, has been experiencing increased demand. These increases in demand have the potential to exceed available capacity of various suppliers to equipment manufactures. If capacity becomes constrained, this could result in reduction of orders on Maxim by the affected equipment manufactures.

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

        In addition, in certain markets where end-user demand may be particularly volatile and difficult to predict, for example notebook computers and telephones, some Maxim customers place orders that require Maxim to manufacture product and have it available for shipment even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product so manufactured. At any given time this situation could affect a portion of the Company's 90 day backlog. As a result, in any quarterly fiscal period, the Company is subject to the risk of cancellation of orders leading to a sharp fall-off of sales and backlog. Further, those orders may be for products that meet the customer's unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products and consequent inventory write-offs. Because of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial. The Company routinely estimates inventory reserves required for such product. Actual results may differ from these reserve estimates, and such differences may be material to the financial statements.


Dependence on New Products and Process Technologies

        The Company's future success will continue to depend on its continued ability to introduce new products and to develop new process technologies. Semiconductor design and process technology are subject to rapid technological change, requiring a high level of expenditures for research and development. Design and process development for the analog portion of the market in which the Company participates are particularly challenging. The success of new product introductions is dependent on several factors, including proper new product selection, timely product introduction, achievement of acceptable production yields, and market acceptance. From time to time, Maxim has not fully achieved its new product introduction and process development goals. There can be no assurance that the Company will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive substantial market acceptance.

        In addition, the Company's growth is dependent on its continued ability to penetrate new markets where the Company has limited experience and competition is intense. There can be no assurance that the markets being served by the Company will continue to grow (in fact, it is natural that older markets do saturate and decline); that the Company's existing and new products will meet the requirements of such markets; that the Company's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profit in these markets.

Manufacturing Risks

        The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage, or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company has from time to time experienced lower-than-expected production yields which have delayed product shipments and adversely affected gross margins. There can be no assurance that the Company will not experience a decrease in manufacturing yields or that the Company will be able to maintain acceptable manufacturing yields in the future.

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

        The Company is currently in the process of expanding its wafer manufacturing capacity at its existing wafer manufacturing facilities in order to meet increased customer demand for its products. Should the Company be unsuccessful in completing this expansion on time or should customer demand decrease and the Company no longer need the additional capacity, the Company's financial position and results of operation could be adversely impacted.

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

Competition

        The Company experiences intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than the Company and some of which have greater technical resources than the Company and have intellectual property rights to which the Company is not privy. To the extent that the Company's proprietary products become more successful, competitors will offer second source products for some of those products, possibly causing some erosion of profit margins. Although foreign manufacturers have not played a major role in the markets from which the Company currently derives the bulk of its revenue, some possess the necessary technical and financial capabilities to participate in these markets, and there can be no assurance that significant foreign competition will not develop in the future. See

"Business-Competition."

Dependence on Independent Distributors and Sales Representatives

        A significant portion of the Company's sales is realized through independent electronics distributors and independent sales representatives that are not under the control of the Company. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company's products or terminate their representation of the Company. Payment terms for foreign distributors are substantially longer, either according to contract or by practice, than for U.S. customers. The inability to collect open accounts could adversely affect the Company's results of operation. In fiscal 1999, the Company initiated its own distribution activities in the U.S.. It is uncertain how the Company's independent distributors will react to this change. Termination of a significant distributor, whether at the Company's or the distributor's initiative, could be disruptive to the Company's current business. If the Company were unable to find suitable replacements, terminations by significant distributors or representatives could have a material adverse impact on the Company. In Europe, this risk is reduced as Maxim distributes a significant percentage of its own product. See "Business-Sales and Marketing."

Dependence on Independent Foundries, Subcontractors, and Philippines Test
Facility

        Although the Company has an internal capability to fabricate most of its wafers, Maxim remains dependent on outside silicon foundries for a small but important portion of its wafer fabrication. None of the foundries currently used by Maxim is affiliated with Maxim. As is typical in the semiconductor industry, from time to time the Company has experienced disruptions in the supply of processed wafers from these foundries due to quality problems, failure to achieve satisfactory electrical yields, and capacity limitations. Procurement from foundries is done by purchase order and long-term contracts. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the limited quantities of products produced by these foundries would be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products would not be economically feasible. Less than 5% of the Company's wafer fabrication is performed by foundries for which second sourcing is not possible.

        Maxim relies on subcontractors located in the Philippines, Malaysia, Thailand, and South Korea to separate wafers into individual integrated circuits and package them. The Company performs final testing for almost all of its products at a facility owned by the Company in the Philippines. In the past, South Korea and the Philippines have experienced political disorders, labor disruptions, and natural disasters. Although the Company has been affected by these problems, none has materially affected the Company's revenues or costs to date. However, similar problems in the future or more aggravated consequences of current problems, could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense. Even if the planned Thailand test facility is successfully completed and begins operations as planned, it would not provide sufficient capacity to make up for a significant disruption in the Philippine test facility.See "Business-Manufacturing."

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


Foreign Trade and Currency Exchange

        Many of the materials and manufacturing steps in the Company's products are supplied by foreign companies or by the Company's operations abroad, such as its test operations in the Philippines. Approximately 57% of the Company's net revenues in fiscal 2000 were from foreign customers. Accordingly, both manufacturing and sales of the Company's products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company's products to foreign customers or decrease the costs of products from the Company's foreign competitors. See "Business-Manufacturing" and "Business-Sales and Marketing."

Dependence on Key Personnel

        The Company's success depends to a significant extent upon the continued service of its president, John F. Gifford, its other executive officers, and key management and technical personnel, particularly its experienced engineers, and on its ability to continue to attract, retain, and motivate qualified personnel.

        The Company does not maintain any key person life insurance policy on any such person. The competition for such employees is very intense. The loss of the services of Mr. Gifford or several of the Company's executive officers could have a material adverse effect on the Company. In addition, there could be a material adverse effect on the Company should the turnover rates for engineers and other key personnel increase significantly or should the Company be unable to continue to attract qualified personnel.




ITEM 2. PROPERTIES

        Maxim's headquarters is located in Sunnyvale, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information as to the Company's principal general offices and manufacturing facilities.

OWNED
PROPERTY LOCATION                           USE                                 FLOOR SPACE
-----------------                           ---                                 -----------
Sunnyvale,                   Corporate headquarters, office space,              188,000 sq. ft.
California                   engineering, manufacturing, administration,
                             customer service, shipping and other

San Jose,                    Wafer fabrication, office space and                 67,000 sq. ft
California                   administration

Beaverton,                   Wafer fabrication, engineering,                    226,000 sq. ft
Oregon                       office space, shipping and administration

Hillsboro,                   Unoccupied as of 6/30/00                           325,000 sq. ft
Oregon

Cavite,                      Testing, engineering, office space,                141,000 sq. ft
Philippines                  shipping and administration

LEASED
PROPERTY LOCATION                           USE                                 FLOOR SPACE
-----------------                           ---                                 -----------
Sunnyvale,                   Wafer fabrication and                               30,000 sq. ft.
California                   office space

Samutprakarn Province,       Testing, office space and                           25,000 sq. ft.
Thailand                     administration

        In addition to the leased property listed in the table, the Company also leases sales offices and other premises at various locations in the United States and overseas under operating leases. These leases expire at various dates through the year 2010. The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

        In October of 1999, the Company began construction of a 120,000 square foot office building at its headquarters with a parking structure adjacent to the building. These structures should be available for use in fiscal 2001. In March 2000, the Company acquired the 325,000 square foot building referred to above on 34.3 acres in Hillsboro, Oregon. Maxim rents a part of this space and will utilize the remainder to house some of its employees presently at its Beaverton site. The Company expects these buildings and the contiguous land to be adequate for its business purposes through fiscal 2001.

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

        The Company answered the complaint on October 20, 1997, denying all of LTC's substantive allegations and counterclaiming for a declaration that LTC's patent is invalid and not infringed. The parties are still involved in discovery proceedings. The case has been bifurcated into separate liability and damages trials, with the issues of liability and willfulness likely to go to jury trial in calendar year 2001.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 24, 2000 under the headings "Financial Information -- Financial Highlights by Quarter" and "Corporate Data, Stockholder Information."

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is incorporated by reference from the Company's

Annual Report to Stockholders for the fiscal year ended June 24, 2000 under the heading "Financial Information - Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 24, 2000 under the heading "Financial Information -- Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 24, 2000 under subheading "Interest Income and Other, Net" under the heading "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations."




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 24, 2000 under the headings "Financial Information - Consolidated Balance Sheets, - Consolidated Statements of Income, - Consolidated Statements of Stockholders' Equity, - Consolidated Statements of Cash Flows, - Notes to Consolidated Financial Statements, - Report of Ernst & Young LLP, Independent Auditors and - Financial Highlights by Quarter."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Other than as follows, the information required by this item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the headings "Proposal 1 - Election of Directors" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934."


The officers of the Company, including executive officers and other Vice Presidents, are as follows:

Name                                Age            Position
----                                ---            --------
John F. Gifford                     59             President, Chief Executive
                                                   Officer and Chairman of the Board

Frederick G. Beck                   62             Vice President

Tunc Doluca                         42             Vice President

Laszlo V. Gal, Ph.D.                52             Vice President

Robi B. Georges                     42             Vice President

Richard C. Hood                     50             Vice President

Kenneth J. Huening                  39             Vice President

Carl W. Jasper                      44             Vice President and
                                                   Chief Financial Officer

Nasrollah Navid, Ph. D.             51             Vice President

Pirooz Parvarandeh                  40             Vice President

Charles G. Rigg                     56             Vice President

Robert F. Scheer                    47             Vice President

Sharon E. Smith-Lenox               48             Corporate Controller and
                                                   Principal Accounting Officer

Vijay Ullal                         41             Vice President

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

        Mr. Georges joined Maxim in June 1983 and was promoted to Vice President in June 2000.

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

        Mr. Scheer joined Maxim in June 1983 and was promoted to Vice President in June 1992.

        Ms. Smith-Lenox joined Maxim in October 1999 as Principal Accounting Officer. Prior to joining Maxim, she was with Hewlett Packard Company from September 1983 to October 1999 where she held various management positions in Accounting and Finance, most recently including that of Controller. Prior to that she was with KPMG, San Francisco from 1980 to 1983.

        Mr. Ullal joined Maxim in December 1989 and was promoted to Vice President in March 1996. Prior to March 1996, he served in a number of wafer fab operation positions.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are included in the Company's 2000 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8.

        Consolidated Balance Sheets at June 24, 2000 and June 26, 1999.

        Consolidated Statements of Income for each of the three years in the period ended June 24, 2000.

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 24, 2000.

        Consolidated Statements of Cash Flows for each of the three years in the period ended June 24, 2000.

        Notes to Consolidated Financial Statements.

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

Date:   September 22, 2000           MAXIM INTEGRATED PRODUCTS, INC.

                                       By     /s/ Carl W. Jasper
                                          ------------------------------------
                                       Carl W. Jasper, Vice President
                                       and Chief Financial Officer (For the
                                       Registrant and as Principal Financial
                                       Officer)


                                       By     /s/ Sharon E. Smith-Lenox
                                          ------------------------------------
                                       Sharon E. Smith-Lenox
                                       Corporate Controller
                                       (Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                                 Date
---------                             -----                                 ----
/s/ John F. Gifford                   President, Chief                      September 22, 2000
-----------------------------------   Executive Officer and
John F. Gifford                       Chairman of the Board
                                      (Principal Executive Officer)



/s/ James R. Bergman                  Director                              September 22, 2000
-----------------------------------
James R. Bergman


/s/ B. Kipling Hagopian               Director                              September 22, 2000
-----------------------------------
B. Kipling Hagopian

/s/ Eric P. Karros                    Director                              September 22, 2000
-----------------------------------
Eric P. Karros

/s/ A.R. Wazzan                       Director                              September 22, 2000
-----------------------------------
A.R. Wazzan

                                  EXHIBIT INDEX

Exhibit         Sequentially
Number          Numbered Page               Description
------          -------------               -----------
3.1                   O                     Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on September 21, 1995

3.3                   T                     Amendment to Restated Certificate of Incorporation of the
                                            Company as filed with the Delaware Secretary of State on
                                            November 19, 1999.

3.4                   U                     Amended and Restated Bylaws of the
                                            Company, as amended

10.5                  O                     Agreement dated as of July 14, 1987, amended and restated
                                            February 1994 between John F. Gifford and the
                                            Company(1)

10.6                  X                     Agreement dated as of March 7, 1991 between John F. Gifford and the Company(1)

10.8                  *                     Form of Indemnity Agreement

10.9                  Z                     Asset Purchase Agreement by and between the Company and
                                            Tektronix, Inc., dated as of March 31, 1994, as amended, with certain attachments(2)

10.10                 O                     Technology Transfer Agreement dated May 27, 1994 by and between the Company and Tektronix, Inc.(2)

10.11                 O                     Incentive Stock Option Plan, as amended(1)

10.12                 R                     1987 Supplemental Stock Option Plan, as amended(1)

10.13                 R                     Supplemental Nonemployee Stock Option Plan, as amended(1)

--------
(1) Management contract or compensatory plan or arrangement.

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

10.14                 R                     1987 Employee Stock Participation Plan, as amended(1)

10.15                 R                     1988 Nonemployee Director Stock Option Plan, as amended(1)

10.16                                       1996 Stock Incentive Plan, as amended(1)

10.18                 R                     Bonus Plan(1)

13.1                                        Portions of the Annual Report to Stockholders for the fiscal year ended June 24, 2000 incorporated by reference into the
                                            Form 10-K

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

27                                          Financial Data Schedules


* Incorporated by Reference to the Company's Registration Statement on Form S-1 No. 33-19561.

X Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

Z Incorporated by Reference to the Company's Form 8-K filed with the Commission on June 11, 1994.

O Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

R Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended June 27, 1998.

T Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999.

U Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.

                         MAXIM INTEGRATED PRODUCTS, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING
                                    ACCOUNTS
                             (amounts in thousands)

                                                  Additions
                                                   Charged
                                     Balance at    to Costs                  Balance at
                                     Beginning       and                        End
                                     of Period     Expenses   Deductions(1)  of Period
                                     ---------     --------   -------------  ---------
Allowance for doubtful accounts:

    Year ended June 27, 1998           $1,344       $  568       $   20       $1,892

    Year ended June 26, 1999           $1,892       $  182       $  589       $1,485

    Year ended June 24, 2000           $1,485       $  500       $  214       $1,771

(1) Uncollectible accounts written off.