Form 10-Q
period 2000-09-23
MAXIM INTEGRATED PRODUCTS INC
filed 2000-11-07
CIK 743316

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2000

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

                                  YES [X] NO[ ]


         CLASS: COMMON STOCK,             OUTSTANDING AT OCTOBER 20, 2000
              $.001 PAR VALUE                   284,211,181 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

                                     INDEX


                                                                                  PAGE
                                                                                  ----
PART I. FINANCIAL INFORMATION

        ITEM 1. Financial Statements

                Consolidated Balance Sheets                                         3
                    As of September 23, 2000 and June 24, 2000

                Consolidated Statements of Income                                   4
                    for the three months ended
                    September 23, 2000 and September 25, 1999

                Consolidated Statements of Cash Flows                               5
                    for the three months ended September 23,
                    2000 and September 25, 1999

                Notes to Consolidated Financial Statements                          6-9

        ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                      10-12

        ITEM 3. Quantitative and Qualitative Disclosures About                      13
                 Market Risk

PART II. OTHER INFORMATION

        ITEM 6. Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                          14

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.



                                                              September 23,      June 24,
                                                                 2000              2000
                                                              -----------      -----------
(Amounts in thousands)                                        (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                   $    50,742      $    53,057
  Short-term investments                                          661,967          587,889
                                                              -----------      -----------
   Total cash, cash equivalents and short-term
     investments                                                  712,709          640,946
                                                              -----------      -----------
  Accounts receivable, net                                        144,481          147,184
  Inventories                                                      64,040           58,593
  Deferred tax assets                                              54,392           67,500
  Income tax refund receivable                                      6,500            5,186
  Other current assets                                              4,404           12,010
                                                              -----------      -----------
     Total current assets                                         986,526          931,419
                                                              -----------      -----------
Property, plant and equipment, at cost, less
   accumulated depreciation                                       429,033          411,342
Other assets                                                        5,666            7,022
                                                              -----------      -----------
TOTAL ASSETS                                                  $ 1,421,225      $ 1,349,783
                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $    59,741      $    54,318
  Income taxes payable                                             10,108            9,503
  Accrued salaries                                                 49,312           41,450
  Accrued expenses                                                 67,080           86,256
  Deferred income on shipments to distributors                     22,218           16,924
                                                              -----------      -----------
     Total current liabilities                                    208,459          208,451
                                                              -----------      -----------
Other liabilities                                                   4,000            4,000
Deferred tax liabilities                                           19,500           19,500
                                                              -----------      -----------
     Total liabilities                                            231,959          231,951
                                                              -----------      -----------
Stockholders' equity:
  Common stock                                                        285              283
  Additional paid-in capital                                       68,523           90,364
  Retained earnings                                             1,121,928        1,028,655
  Accumulated other comprehensive income                           (1,470)          (1,470)
                                                              -----------      -----------
     Total stockholders' equity                                 1,189,266        1,117,832
                                                              -----------      -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 1,421,225      $ 1,349,783
                                                              ===========      ===========



  See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.




                                                                       Three Months Ended
                                                               ---------------------------------
(Unaudited)                                                    September 23,       September 25,
(Amounts in thousands,                                             2000                1999
except per share data)                                         -------------       -------------
Net revenues                                                     $285,095            $180,046
Cost of goods sold                                                 84,021              54,482
                                                                 --------            --------
    Gross margin                                                  201,074             125,564
                                                                 --------            --------
Operating expenses:
  Research and development                                         46,656              28,309
  Selling, general and
    administrative                                                 23,051              15,295
                                                                 --------            --------
    Total operating expenses                                       69,707              43,604
                                                                 --------            --------
    Operating income                                              131,367              81,960
Interest income and other, net                                      9,956               6,455
                                                                 --------            --------
    Income before provision for
      income taxes                                                141,323              88,415
Provision for income taxes                                         48,050              30,061
                                                                 --------            --------
    Net income                                                   $ 93,273            $ 58,354
                                                                 ========            ========
Earnings per share:
    Basic                                                        $   0.33            $   0.21
    Diluted                                                      $   0.29            $   0.19
                                                                 ========            ========
Shares used in the calculation of earnings per share:
    Basic                                                         283,601             273,586
    Diluted                                                       322,675             313,886
                                                                 ========            ========



See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         MAXIM INTEGRATED PRODUCTS, INC.



                                                                      For the three months ended
                                                                  -----------------------------------
(Unaudited)                                                       September 23,         September 25,
(Amounts in thousands)                                                2000                   1999
Increase (decrease) in cash and cash equivalents                  -------------         -------------
Cash flows from operating activities:
Net income                                                         $  93,273             $  58,354
Adjustments to reconcile net income to net cash
 Provided by operating activities:
   Depreciation, amortization and other                                6,931                 4,804
   Reduction of equipment value                                       16,665                 2,500
   Changes in assets and liabilities:
     Accounts receivable                                               2,703               (13,744)
     Inventories                                                      (5,447)                  428
     Deferred taxes                                                   13,108                    --
     Income tax refund receivable                                     (1,314)               12,483
     Other current assets                                              7,606                   189
     Accounts payable                                                  5,423                 2,920
     Income taxes payable                                             46,045                27,634
     Deferred income on shipments to distributors                      5,294                  (422)
     All other accrued liabilities                                   (11,314)               22,407
                                                                   ---------             ---------
Net cash provided by operating activities                            178,973               117,553
                                                                   ---------             ---------
Cash flows from investing activities:
   Additions to property, plant and equipment                        (41,287)              (34,180)
   Other assets                                                        1,356                  (775)
   Purchases of available-for-sale securities                       (148,319)              (81,397)
   Proceeds from sales/maturities of available-for-sale
     securities                                                       74,241                44,871
                                                                   ---------             ---------
Net cash used in investing activities                               (114,009)              (71,481)
                                                                   ---------             ---------
Cash flows from financing activities:
   Issuance of common stock                                           28,197                18,182
   Repurchase of common stock                                        (95,476)              (36,214)
                                                                   ---------             ---------
Net cash used in financing activities                                (67,279)              (18,032)
                                                                   ---------             ---------
Net increase (decrease) in cash and cash equivalents                  (2,315)               28,040
Cash and cash equivalents:
   Beginning of year                                                  53,057                34,126
                                                                   ---------             ---------
   End of period                                                   $  50,742             $  62,166
                                                                   =========             =========



See accompanying Notes to Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 23, 2000 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 24, 2000.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):


                            September 23,           June 24,
                               2000                  2000
                            -------------           -------
                            (unaudited)
Raw materials                 $ 6,531               $ 5,246
Work-in-process                27,947                24,980
Finished goods                 29,562                28,367
                              -------               -------
                              $64,040               $58,593
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


                                                               Three Months Ended
                                                      ------------------------------------
                                                      September 23,          September 25,
(Amounts in thousands,                                     2000                   1999
except per share data)                                -------------          -------------
Numerator for basic earnings per share
  and diluted earnings per share
    Net income                                           $ 93,273               $ 58,354
                                                         ========               ========
Denominator for basic earnings per share                  283,601                273,586
   Effect of dilutive securities:
      Stock options and warrants                           39,074                 40,300
                                                         --------               --------

Denominator for diluted earnings per share                322,675                313,886
                                                         ========               ========
Earnings per share:
    Basic                                                $   0.33               $   0.21
    Diluted                                              $   0.29               $   0.19
                                                         ========               ========

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: SHORT-TERM INVESTMENTS

All short-term investments at September 23, 2000 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at September 23, 2000. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income and other, net in the consolidated statements of income.

NOTE 5: SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS131), "Disclosures about Segments of an Enterprise and Related Information."

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

Net revenues from unaffiliated customers by geographic region were as follows:


                              For the three months ended
                          ------------------------------------
                          September 23,          September 25,
                              2000                   1999
(Amounts in thousands)    -------------          -------------
United States               $120,647               $ 80,138
Europe                        70,285                 40,382
Pacific Rim                   89,056                 57,042
Rest of World                  5,107                  2,484
                            --------               --------
                            $285,095               $180,046
                            --------               --------

Net long-lived assets by geographic region were as follows:


                          September 23,             June 24,
                              2000                   2000
(Amounts in thousands)    -------------            ---------
United States               $393,434               $376,819
Rest of World                 35,599                 34,523
                            --------               --------
                            $429,033               $411,342
                            --------               --------

NOTE 6: STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 (SFAS 133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

At the beginning of fiscal year 2001, the Company adopted SFAS 133. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company uses foreign currency exchange contracts to offset the effect of foreign currency exchange fluctuations from its foreign currency revenue and does not speculate in derivatives or leverage financial products. The effect of adopting SFAS 133 did not have a material effect on the Company's financial position or results of operations.

NOTE 7: RECENT ACCOUNTING DEVELOPMENTS

The Securities and Exchange Commission (SEC) issued in December 1999 SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 addresses the SEC's views and provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements and must be adopted by the Company in the fourth quarter of fiscal 2001. The effect of adopting SAB 101 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended September 23, 2000 increased 58.3% to $285.1 million compared to $180.0 million for the same period last year. The increase is primarily attributable to higher unit shipments resulting from continued introduction of new proprietary products, increased market acceptance of the Company's proprietary and second-source products, and an increase in market demand for analog semiconductor products in general.

During the quarter, approximately 58% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company's results of operations for the quarter was immaterial.

GROSS MARGIN

Gross margin was 70.5% in the three months ended September 23, 2000, compared to 69.7% for the three months ended September 25, 1999. The increase is primarily attributable to production efficiencies obtained through economies of scale and cost reductions. The increase in gross margin in the three month period ended September 23, 2000 was partially offset by $14.9 million recorded to write down the carrying value of certain manufacturing equipment to net realizable value, increased inventory reserves, and Medicare taxes on realized gains from the exercise of employee stock options. Due to an accounting interpretation by the Financial Accounting Standards Board, the Company must expense these Medicare taxes. For the three month period ended September 25,1999, these tax payments were recorded within Stockholders' Equity as an offset against the proceeds received from the exercise of employee stock options. During the three month period ended September 25, 1999, the Company recorded $2.5 million to write down the carrying value of certain manufacturing equipment to net realizable value.

RESEARCH AND DEVELOPMENT

Research and development expenses were $46.7 million and $28.3 million for the three months ended September 23, 2000 and September 25, 1999, respectively, which represented 16.4% and 15.7% of net revenues, respectively. The increase in absolute dollars and as a percentage of net revenues is due primarily to increased headcount and related employee expenses, increased wafer and mask expenses to support new product development, $3.5 million recorded to write down certain equipment to net realizable value, and expenses for Medicare taxes on realized gains from the exercise of employee stock options.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $23.1 million and $15.3 million for the three months ended September 23, 2000 and September 25, 1999, respectively, which represented 8.1% and 8.5% of net revenues, respectively. The increase in selling, general and administrative expenses in absolute dollars is due to increased headcount and related employee expenses to support the Company's increased revenues, charges recorded for technology licensing of $3.0 million, and expenses for Medicare taxes on realized gains from the exercise of employee stock options. During the three months ended September 25, 1999, the Company recorded a charge of $1.5 million for technology licensing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

INTEREST INCOME AND OTHER, NET

Net interest income increased to $10.0 million in the three months ended September 23, 2000 compared to $6.5 million for the comparable period a year ago as a result of higher levels of invested cash, cash equivalents and short-term investments and higher average interest rates on invested amounts.

INCOME TAXES

The effective income tax rate for both the three months ended September 23, 2000 and September 25, 1999 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company's Foreign Sales Corporation.

OUTLOOK

Bookings on the Company were approximately $339 million in the first quarter of fiscal 2001. This was approximately 6% below the bookings level of the fourth quarter of fiscal 2000 but was above the Company's estimate of customer consumption for the first quarter of the current fiscal year. Turns orders received during the quarter were $98 million compared to the fourth quarter of fiscal 2000 of $108 million (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders).

First quarter ending backlog shippable within the next 12 months was approximately $443 million, including approximately $353 million requested for shipment in the second quarter of fiscal 2001. Last quarter, the Company reported fourth quarter ending backlog shippable within the next 12 months of approximately $420 million, including approximately $314 million that was requested for shipment in the first quarter of fiscal 2001. All backlog numbers have been adjusted to be net of cancellations and estimated future U.S. distribution ship and debit pricing adjustments.

The Company believes bookings for the first quarter of fiscal 2001 have moderated to a level closer to but significantly above estimated end market consumption for Maxim's products. Because the Company's backlog of orders at any point is not necessarily based on firm, noncancelable orders and because the Company's customers do in fact routinely cancel orders for their own convenience with little notice, backlog has limited value as a predictor of future revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the first three months of fiscal 2000 were from net cash generated from operating activities of $179.0 million, and proceeds from the issuance of common stock of $28.2 million associated with the Company's stock option programs.

The principal uses of funds were the repurchase of $95.5 million of common stock, the purchase of $41.3 million in property, plant and equipment and $74.1 million of net investment activities. The Company believes that it possesses sufficient liquidity and capital resources to fund these purchases and its operations for the next twelve months.

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

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Such statements include, among others, statements regarding bookings, bookings growth, forecasted demand, shipments, turns orders, capital spending, the sufficiency of capital resources and liquidity, the Company's stock repurchase policy and end market consumption of the Company's products. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied in this report. Such factors include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; whether the Company is able to effectively and successfully expand manufacturing operations to meet increased demand for the Company's products; and whether the Company is able to successfully commercialize its new technologies, such as its next-generation high-frequency technologies, that it has been investing in by designing and introducing new products based on these new technologies.

Other important factors that could cause actual results to differ materially from those predicted or implied in this report include overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; possible effects of capacity constraints affecting other suppliers to equipment manufacturers; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; and other risk factors described in the Company's filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the year ended June 24, 2000.

All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 24, 2000.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           3.4 Bylaws of the Registrant as amended (Amended on August 17, 2000).

           27.1 Financial Data Schedule.

           (b) No Reports on Form 8-K were filed during the quarter ended September 23, 2000.

ITEMS 1, 2, 3, 4  AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NOVEMBER 7, 2000                           MAXIM INTEGRATED PRODUCTS, INC.
----------------                           -------------------------------
   (Date)                                         (Registrant)




                                           /s/ Carl W. Jasper
                                           ------------------------------------
                                           CARL W. JASPER
                                           Vice President and
                                           Chief Financial Officer
                                           (For the Registrant and as Principal
                                           Financial Officer)




                                           /s/ Sharon E. Smith-Lenox
                                           ------------------------------------
                                           SHARON E. SMITH-LENOX
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibits                                Description
--------                                -----------
3.4           Bylaws of the Registrant as amended (Amended on August 17, 2000).

27.1          Financial Data Schedule.