Form 10-Q
period 2000-12-30
MAXIM INTEGRATED PRODUCTS INC
filed 2001-02-09
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000

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

                                 YES [X]   NO[ ]

   CLASS: COMMON STOCK,                          OUTSTANDING AT JANUARY 29, 2001
    $.001 PAR VALUE                                    283,147,553 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX
-----

PART I. FINANCIAL INFORMATION                                               PAGE
        ITEM 1. Financial Statements

                Consolidated Balance Sheets                                    3
                As of December 30, 2000 and June 24, 2000

                Consolidated Statements of Income                              4
                for the three and six months ended
                December 30, 2000 and December 25, 1999

                Consolidated Statements of Cash Flows                          5
                for the six months ended December 30,
                2000 and December 25, 1999

                Notes to Consolidated Financial Statements                   6-9

        ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10-14

        ITEM 3. Quantitative and Qualitative Disclosures About                14
                Market Risk

PART II. OTHER INFORMATION

        ITEM 4. Submission of Matters to a Vote of Security                   14
                Holders

        ITEM 6. Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                    15

                           CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

------------------------------------------------------------------------------------------------
                                                           December 30,           June 24,
                                                              2000                  2000
   (Amounts in thousands)                                 (unaudited)
================================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                 $  59,702             $  53,057
  Short-term investments                                      697,569               587,889
------------------------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term
     investments                                              757,271               640,946
------------------------------------------------------------------------------------------------
  Accounts receivable, net                                    127,420               147,184
  Inventories                                                  63,451                58,593
  Deferred tax assets                                          51,393                67,500
  Income tax refund receivable                                  6,500                 5,186
  Other current assets                                          5,231                12,010
------------------------------------------------------------------------------------------------
     Total current assets                                   1,011,266               931,419
------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
   accumulated depreciation                                   486,534               411,342
Other assets                                                    6,214                 7,022
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                              $ 1,504,014           $ 1,349,783
================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  81,197             $  54,318
  Income taxes payable                                          8,555                 9,503
  Accrued salaries                                             42,719                41,450
  Accrued expenses                                             73,195                86,256
  Deferred income on shipments to distributors                 24,904                16,924
------------------------------------------------------------------------------------------------
     Total current liabilities                                230,570               208,451
------------------------------------------------------------------------------------------------
Other liabilities                                               4,000                 4,000
Deferred tax liabilities                                       19,500                19,500
------------------------------------------------------------------------------------------------
     Total liabilities                                        254,070               231,951
------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                                    286                   283
  Additional paid-in capital                                   30,103                90,364
  Retained earnings                                         1,221,025             1,028,655
  Accumulated other comprehensive income                       (1,470)               (1,470)
------------------------------------------------------------------------------------------------
     Total stockholders' equity                             1,249,944             1,117,832
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 1,504,014           $ 1,349,783
================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                         MAXIM INTEGRATED PRODUCTS, INC.

------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per
  share data)                                        Three months ended                      Six months ended
------------------------------------------------------------------------------------------------------------------------
(Unaudited)                                 December 30, 2000  December 25, 1999   December 30, 2000   December 25, 1999
========================================================================================================================
Net revenues                                    $ 305,104         $ 201,728            $ 590,199         $ 381,774
Cost of goods sold                                 89,768            60,912              173,789           115,394
------------------------------------------------------------------------------------------------------------------------
    Gross margin                                  215,336           140,816              416,410           266,380
------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                         51,341            32,250               97,997            60,559
  Selling, general and
    administrative                                 24,816            17,268               47,867            32,563
------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                       76,157            49,518              145,864            93,122
------------------------------------------------------------------------------------------------------------------------
    Operating income                              139,179            91,298              270,546           173,258
Interest income and other, net                     10,968             6,628               20,924            13,083
------------------------------------------------------------------------------------------------------------------------
    Income before provision for
      income taxes                                150,147            97,926              291,470           186,341
Provision for income taxes                         51,050            33,295               99,100            63,356
------------------------------------------------------------------------------------------------------------------------
    Net income                                    $99,097           $64,631             $192,370          $122,985
========================================================================================================================
Earnings per share:
    Basic                                          $ 0.35            $ 0.23               $ 0.68            $ 0.45
    Diluted                                        $ 0.31            $ 0.20               $ 0.60            $ 0.39
========================================================================================================================
Shares used in the calculation
  of earnings per share:
    Basic                                         284,947           275,528              284,274           274,557
    Diluted                                       319,920           315,711              321,298           314,799
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        MAXIM INTEGRATED PRODUCTS, INC.

==============================================================================================
                                                                  For the six months ended
(Amounts in thousands)(Unaudited)                                December 30,     December 25,
 Increase (decrease) in cash and cash equivalents                    2000             1999
==============================================================================================
Cash flows from operating activities:
Net income                                                        $ 192,370         $ 122,985
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and other                              16,409             9,606
   Reduction of equipment value                                      31,865             6,400
   Changes in assets and liabilities:
     Accounts receivable                                             19,764           (24,076)
     Inventories                                                     (4,858)              892
     Deferred taxes                                                  16,107               - -
     Income tax refund receivable                                    (1,314)           12,483
     Other current assets                                             6,779            (1,269)
     Accounts payable                                                26,879             5,812
     Income taxes payable                                            92,577            59,173
     Deferred income on shipments to distributors                     7,980              (697)
     All other accrued liabilities                                  (11,792)           10,257
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                           392,766           201,566
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                      (123,466)          (68,993)
   Other assets                                                         808            (4,810)
   Purchases of available-for-sale securities                      (313,929)         (145,534)
   Proceeds from sales/maturities of available-for-sale
     securities                                                     204,249            81,202
----------------------------------------------------------------------------------------------
Net cash used in investing activities                              (232,338)         (138,135)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                          44,760            35,495
   Repurchase of common stock                                      (198,543)         (104,891)
----------------------------------------------------------------------------------------------
Net cash used in financing activities                              (153,783)          (69,396)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  6,645            (5,965)
Cash and cash equivalents:
   Beginning of year                                                 53,057            34,126
----------------------------------------------------------------------------------------------
   End of period                                                   $ 59,702          $ 28,161
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 30, 2000 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 24, 2000, and the Form 8K and Forms 425 filed in connection with the transaction discussed in
Note 8 in these Notes to Consolidated Financial Statements.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2001 is a 53-week fiscal year. The three months ended December 30, 2000 consisted of 14 weeks. The impact of the extra week on the Company's operating results for the three months ended December 30, 2000 consisted primarily of additional salary related expenses. These additional expenses were not material.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                          December 30,         June 24,
                          ------------         --------
                              2000               2000
                              ----               ----
                           (unaudited)
Raw materials              $  7,429             $  5,246
Work-in-process              25,089               24,980
Finished goods               30,933               28,367
                           --------             --------
                           $ 63,451             $ 58,593
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

--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per
  share data)                                                Three months ended                  Six months ended
--------------------------------------------------------------------------------------------------------------------------
(Unaudited)                                   December 30, 2000   December 25, 1999   December 30,2000  December 25, 1999
===========================================================================================================================
Numerator for basic earnings per
  share and diluted earnings per
  share
    Net income                                      $99,097             $64,631            $192,370          $122,985
                                        ===================================================================================
Denominator for basic earnings per                  284,947             275,528             284,274           274,557
  share
   Effect of dilutive securities:
       stock options and warrants                    34,973              40,183              37,024            40,242
                                        ------------------------------------------------------------------------------------

Denominator for diluted earnings                    319,920             315,711             321,298           314,799
  per share
                                        ===================================================================================
Earnings per share:

    Basic                                            $ 0.35              $ 0.23              $ 0.68            $ 0.45
    Diluted                                          $ 0.31              $ 0.20              $ 0.60            $ 0.39
                                        ===================================================================================

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: SHORT-TERM INVESTMENTS

All short-term investments at December 30, 2000 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are reportable as a separate component of stockholders' equity. Because of the short term to maturity and relative price insensitivity to changes in market interest rates, amortized cost approximates fair market value and no unrealized gains or losses have been recorded at December 30, 2000. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income and other, net in the consolidated statements of income.


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

Net revenues from unaffiliated customers by geographic region were as follows:

                                      Three months ended                      Six months ended
----------------------------------------------------------------------------------------------------------
(Amounts in thousands)       December 30, 2000   December 25, 1999   December 30, 2000   December 25, 1999
==========================================================================================================
United States                      $121,027           $86,767             $241,674           $166,905
Europe                               77,882            42,935              148,167             83,317
Pacific Rim                          99,771            68,252              188,827            125,294
Rest of World                         6,424             3,774               11,531              6,258
----------------------------------------------------------------------------------------------------------
                                   $305,104          $201,728             $590,199           $381,774
==========================================================================================================

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)       December 30, 2000     June 24, 2000
-------------------------------------------------------------------
United States                      $449,358          $376,819
Rest of World                        37,176            34,523
-------------------------------------------------------------------
                                   $486,534          $411,342
===================================================================

NOTE 6: STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 (SFAS 133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

At the beginning of fiscal year 2001, the Company adopted SFAS 133. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company uses foreign currency exchange contracts to offset the effect of foreign currency exchange fluctuations from its foreign currency revenue and does not speculate in derivatives or leveraged financial products. The effect of adopting SFAS 133 did not have and is not expected to have a material effect on the Company's financial position or results of operations.

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

NOTE 8: SUBSEQUENT EVENT

On January 29, 2001, the Company and Dallas Semiconductor Corporation (Dallas Semiconductor) announced an agreement under which the Company would acquire all of the outstanding common stock and stock options of Dallas Semiconductor, a leading provider of specialty semiconductors. The transaction is intended to be accounted for as a pooling-of-interests and qualify as a tax-free reorganization. The exchange ratio will be determined by dividing a number of Maxim share equivalents by the number of outstanding Dallas Semiconductor share equivalents at closing (calculated using the treasury method). The number of Maxim share equivalents will range linearly from 40 million share equivalents (if Maxim's average closing price during a 10-day trading period ending two days prior to closing is $61 per share or more) to 42 million share equivalents (if Maxim's average closing price during the relevant trading period is $52 or less). Based on the Company's common stock closing price on Friday, January 26, 2001 and the exchange ratio as defined in the merger agreement, each outstanding share of common stock of Dallas Semiconductor would be exchanged for 0.6163 of a share of the Company's common stock. Based on the exchange ratio noted above, all of the outstanding common stock and stock options of Dallas Semiconductor would be exchanged for Company common stock and stock options representing between 40-42 million shares of the Company's common stock calculated using the treasury stock method and an implied tax rate of 35%. The exact number of shares of the Company's common stock to be issued upon consummation of the transaction as well as the actual exchange ratio are subject to fluctuation and will be determined based on the merger agreement. The merger agreement has been filed with the SEC on Form 8K.

The acquisition is anticipated to be consummated during the Company's fourth quarter of fiscal 2001 and is subject to approval by Dallas Semiconductor's stockholders and must be in compliance with the regulatory requirements. In connection with this transaction, the Company will file a Registration Statement with the SEC on Form S-4 during the third quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES
Net revenues were $305.1 million and $201.7 million for the three months ended December 30, 2000 and December 25, 1999, respectively, an increase of 51.2%. Net revenues were $590.2 million and $381.8 million for the six months ended December 30, 2000 and December 25, 1999, respectively, an increase of 54.6%. The increases in net revenues are primarily attributable to higher unit shipments resulting from continued introduction of new proprietary products, increased market acceptance of the Company's proprietary and second-source products, and an increase in market demand for analog semiconductor products in general.

During the three and six months ended December 30, 2000, approximately 60% and 59%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company's results of operations for the three and six months ended December 30, 2000 was immaterial.

GROSS MARGIN
Gross margin was 70.6% and 69.8% for the three months ended December 30, 2000 and December 25, 1999, respectively. The increase in gross margin for the three months ended December 30, 2000 is primarily attributable to production efficiencies obtained through economies of scale and cost reductions. The increase in gross margin in the three months ended December 30, 2000 was partially offset by an increase in inventory reserves of $14.3 million and $11.6 million recorded to write down the carrying value of certain manufacturing equipment to net realizable value. During the three months ended December 25, 1999, the Company recorded $3.8 million to write down the carrying value of certain manufacturing equipment to net realizable value.

Gross margin was 70.6% and 69.8% for the six months ended December 30, 2000 and December 25, 1999, respectively. The increase in gross margin for the six months ended December 30, 2000 is primarily attributable to production efficiencies obtained through economies of scale and cost reductions. The increase in gross margin for the six months ended December 30, 2000 was partially offset by $26.5 million recorded to write down the carrying value of certain manufacturing equipment to net realizable value and an increase of inventory reserves by $16.9 million. During the six months ended December 25, 1999, the Company recorded $6.3 million to write down the carrying value of certain manufacturing equipment to net realizable value and increased inventory reserves by $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESEARCH AND DEVELOPMENT

Research and development expenses were $51.3 million and $32.3 million for the three months ended December 30, 2000, and December 25, 1999, respectively, which represented 16.8% and 16.0% of net revenues, respectively.

Research and development expenses were $98.0 million and $60.6 million for the six months ended December 30, 2000, and December 25, 1999, respectively, which represented 16.6% and 15.9% of net revenues, respectively.

The increases in research and development expenses for both the three months and six months ended December 30, 2000 as compared to the same periods in the prior year are due primarily to increased headcount and related employee expenses to continue development of new products to support revenue growth, and increased wafer and mask expenses to support new product development. During the three and six month periods ended December 30, 2000, the Company recorded $3.6 million and $7.1 million, respectively, to write down certain equipment to net realizable value.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $24.8 million and $17.3 million for the three months ended December 30, 2000, and December 25, 1999, respectively, which represented 8.1% and 8.6% of net revenues, respectively. The increase in selling, general, and administrative expenses of $7.5 million is primarily due to increased headcount and related employee expenses to support the Company's higher revenues and a $4.0 million charge recorded primarily for technology licensing. During the three month ended December 25, 1999, the Company recorded a charge of $3.0 million for technology licensing.

Selling, general and administrative expenses were $47.9 million and $32.6 million for the six months ended December 30, 2000, and December 25, 1999, respectively, which represented 8.1% and 8.5% of net revenues, respectively. The increase in selling, general, and administrative expenses of $15.3 million is primarily due to increased headcount and related employee expenses to support the Company's higher revenues and charges of $7.0 million recorded primarily for technology licensing. During the six months ended December 25, 1999, the Company recorded charges of $4.5 million for technology licensing.

INTEREST INCOME AND OTHER, NET

Interest income and other, net was $11.0 million and $20.9 million in the three and six months ended December 30, 2000, respectively, compared to $6.6 million and $13.1 million in the three and six months ended December 25, 1999, respectively. The increase in interest income and other, net for both the three and six months ended December 30, 2000 is a result of higher levels of invested cash, cash equivalents and short-term investments and increased interest rates on invested amounts.

INCOME TAXES

The effective income tax rate for both the three months ended December 30, 2000 and December 25, 1999 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company's Foreign Sales Corporation.

OUTLOOK

End market bookings in the second quarter of fiscal 2001 were $332 million, down slightly (5%) from the first quarter end market bookings of $348 million. U.S. distributor bookings on the Company were 28% below bookings received from their customers. This was in part due to the Company encouraging the distributors to manage inventory of the Company's products at their locations. As a result, second quarter fiscal 2001 bookings on the Company were $308 million, compared to $339 million for the first quarter of the fiscal year. The Company believes that end market consumption remains in line with its projection for the fiscal year.

Turns orders received in the second quarter of fiscal 2001 were $58 million, compared to $98 million received in the prior quarter. Turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders. End market bookings decreased in the U.S. and Pacific Rim, but increased in both Europe and Japan. Bookings were lower in the notebook and cell phone end markets, where there appears to be an inventory correction underway.

Second quarter ending backlog shippable within the next 12 months was approximately $431 million, including approximately $330 million requested for shipment in the third quarter of fiscal 2001. The Company's first quarter ending backlog shippable within the next 12 months was approximately $443 million, including approximately $353 million that was requested for shipment in the second quarter of fiscal 2001. All backlog numbers have been adjusted to be net of cancellations and estimated future U.S. distribution ship and debit pricing adjustments.

The Company believes bookings for the second quarter of fiscal 2001 continued to moderate as customers and distributors, primarily in the U.S. and Pacific Rim, adjusted their ordering patterns. The Company believes that this trend may continue through the third quarter of fiscal 2001; however, management believes that end market consumption for the Company's products will continue to support the revenue and earnings outlook for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the six months ended December 30, 2000 were net cash generated from operating activities of $392.8 million, and proceeds from the issuance of common stock of $44.8 million associated with the Company's stock option programs.

The principal uses of funds were the repurchase of $198.5 million of common stock, the purchase of $123.5 million in property, plant and equipment and $109.7 million of net investment activities. The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases and operations for the next twelve months.

It has been the Company's policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. Due to the intended accounting treatment of the Company's acquisition of all of the outstanding common stock and stock options of Dallas Semiconductor (see Note 8 of Notes to Consolidated Financial Statements), the Company will be required to rescind its existing common stock repurchase program prior to consummation of the transaction.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. Such statements include, among others, the Company's expectations regarding the trend of bookings, estimates of end-market and customer consumption of the Company's products; expectations for future revenue and earnings growth; and statements regarding capital spending, the sufficiency of capital resources and liquidity, the Company's stock repurchase policy and the pending Dallas Semiconductor transaction.

There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied in this report. Such factors include the Company incorrectly assessing customer and end-user demand; technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market such as declines in customer forecasts or earlier than expected cyclical downturns within the mixed-signal analog segment of the semiconductor market or possible effects of capacity constraints affecting other suppliers to equipment manufacturers; significant interruptions or shortages of electric power; and the Company being unable to sustain its successes in the markets into which its products are introduced. Additional factors include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; whether the Company is able to effectively and successfully expand manufacturing operations to meet increased demand for the Company's products; and whether the Company is able to successfully commercialize its new technologies, such as its next-generation high-frequency technologies, that it has been investing in by designing and introducing new products based on these new technologies.

In addition to the above, there are certain risks and uncertainties related to the Company's acquisition of Dallas Semiconductor (see Note 8 of Notes to Consolidated Financial Statements), including risks associated with acquisition, such as the risk that the closing conditions will not be satisfied, including the inability to obtain the approval of Dallas Semiconductor's stockholders, matters arising in connection with the parties' efforts to comply with applicable regulatory requirements relating to the transaction and the risk that the merger will not be consummated.

Other important factors that could cause actual results to differ materially from those predicted or implied in this report include overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; merger related costs associated with the Company's proposed acquisition of Dallas Semiconductor being greater than anticipated; and other risk factors described in the Company's filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the year ended June 24, 2000.

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

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 16, 2000. The following proposals were voted on by the Company Stockholders' and results obtained thereon:

PROPOSAL 1: ELECTION OF DIRECTORS

The following directors were elected as directors by the votes indicated:

Nominee                            Votes in Favor             Votes Withheld
James R. Bergman                     258,260,577                   955,481
John F. Gifford                      258,253,716                   962,342
B. Kipling Hagopian                  258,259,834                   956,224
A.R. Frank Wazzan                    258,248,980                   967,078
Eric C. Karros                       257,418,975                 1,797,083

PROPOSAL 2: RATIFICATION AND APPROVAL OF AMENDMENTS TO INCREASE THE NUMBER OF SHARES AVAILABLE FOR ISSUANCE UNDER THE COMPANY'S 1996 STOCK INCENTIVE PLAN, AS AMENDED, AND 1987 EMPLOYEE STOCK PARTICIPATION PLAN, AS AMENDED

The increase in the number of shares of common stock under the above stock plans was ratified and approved with 182,637,342 votes in favor, 75,900,723 against, 677,993 abstentions.

PROPOSAL 3: AMENDMENT OF RESTATED CERTIFICATE OF INCORPORATION TO AUTHORIZE 480 MILLION ADDITIONAL SHARES OF COMMON STOCK

The amendment of restated certificate of incorporation as noted above was ratified and approved with 243,466,148 votes in favor, 15,098,867 against and 651,043 abstentions.

PROPOSAL 4: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

Ernst & Young LLP was ratified as the Company's independent auditors for fiscal 2001 with 258,363,885 votes in favor, 224,380 votes against, and 627,793 abstentions.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

         3.3 Amendment to Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 15, 2000.

        10.14   Amended 1987 Employee Stock Participation Plan

        10.16   Amended 1996 Stock Incentive Plan

        (b) No Reports on Form 8-K were filed during the quarter ended December 30, 2000.

ITEMS 1, 2, 3 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FEBRUARY 9, 2001                       MAXIM INTEGRATED PRODUCTS, INC.
-----------------                      -------------------------------
   (Date)                                       (Registrant)




                                       /s/ Carl W. Jasper
                                       -------------------------------
                                       CARL W. JASPER
                                       Vice President and Chief
                                       Financial Officer (For the
                                       Registrant and as Principal
                                       Financial Officer)




                                       /s/ Sharon E. Smith-Lenox
                                       -------------------------------
                                       SHARON E. SMITH-LENOX
                                       Corporate Controller (Principal
                                       Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                            Description
-------                            -----------
    3.3   Amendment to Restated Certificate of Incorporation of the
          Company as filed with the Delaware Secretary of State on
          November 15, 2000.

  10.14   Amended 1987 Employee Stock Participation Plan

  10.16   Amended 1996 Stock Incentive Plan