Form 10-Q
period 2001-03-31
MAXIM INTEGRATED PRODUCTS INC
filed 2001-05-15
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 YES [X]   NO [ ]

         CLASS: COMMON STOCK,                        OUTSTANDING AT MAY 2, 2001
           $.001 PAR VALUE                                328,300,319 SHARES

\                               MAXIM INTEGRATED PRODUCTS, INC.

INDEX


PART I. FINANCIAL INFORMATION

                                                                              PAGE
                                                                              ----
         ITEM 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                    as of March 31, 2001 and June 24, 2000                     3

                  Condensed Consolidated Statements of Income
                    for the three and nine months ended
                    March 31, 2001 and March 25, 2000                          4

                  Condensed Consolidated Statements of Cash Flows
                    for the nine months ended March 31,
                    2001 and March 25, 2000                                    5

                  Notes to Condensed Consolidated Financial Statements         6-10

         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 11-16

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                                   16

PART II. OTHER INFORMATION


         ITEM 6. Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                     17

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.

-------------------------------------------------------------------------------------
                                                       March 31,           June 24,
                                                         2001               2000
(Amounts in thousands)                                (unaudited)
=====================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                            $   61,155         $    53,057
  Short-term investments                                  785,107             587,889
-------------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term
     investments                                          846,262             640,946
-------------------------------------------------------------------------------------
  Accounts receivable, net                                143,978             147,184
  Inventories                                              63,152              58,593
  Deferred tax assets                                      47,040              67,500
  Income tax refund receivable                                410               5,186
  Other current assets                                     10,346              12,010
-------------------------------------------------------------------------------------
     Total current assets                               1,111,188             931,419
-------------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
   accumulated depreciation                               512,119             411,342
Other assets                                                7,440               7,022
-------------------------------------------------------------------------------------
TOTAL ASSETS                                           $1,630,747         $ 1,349,783
=====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   74,908         $    54,318
  Income taxes payable                                      6,785               9,503
  Accrued salaries                                         46,768              41,450
  Accrued expenses                                         70,394              86,256
  Deferred income on shipments to distributors             25,093              16,924
-------------------------------------------------------------------------------------
     Total current liabilities                            223,948             208,451
-------------------------------------------------------------------------------------
Other liabilities                                           4,000               4,000
Deferred tax liabilities                                   19,500              19,500
-------------------------------------------------------------------------------------
     Total liabilities                                    247,448             231,951
-------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                                286                 283
  Additional paid-in capital                               56,720              90,364
  Retained earnings                                     1,324,962           1,028,655
  Accumulated other comprehensive income                    1,331              (1,470)
-------------------------------------------------------------------------------------
     Total stockholders' equity                         1,383,299           1,117,832
-------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $1,630,747         $ 1,349,783
=====================================================================================



See accompanying Notes to Condensed Consolidated Financial Statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         MAXIM INTEGRATED PRODUCTS, INC.


-----------------------------------------------------------------------------------------
  (Amounts in thousands, except per
    share data)                         Three months ended         Nine months ended
-----------------------------------------------------------------------------------------
                                       March 31,     March 25,     March 31,    March 25,
(Unaudited)                              2001          2000          2001         2000
=========================================================================================
Net revenues                           $306,752      $226,540      $896,951      $608,314
Cost of goods sold                       87,851        68,117       261,640       183,511
-----------------------------------------------------------------------------------------
    Gross margin                        218,901       158,423       635,311       424,803
-----------------------------------------------------------------------------------------
Operating expenses:
  Research and development               52,088        36,437       150,085        96,996
  Selling, general and
    administrative                       20,643        21,346        68,510        53,909
-----------------------------------------------------------------------------------------
    Total operating expenses             72,731        57,783       218,595       150,905
-----------------------------------------------------------------------------------------
    Operating income                    146,170       100,640       416,716       273,898
Interest income and other, net           11,311        12,547        32,235        25,630
-----------------------------------------------------------------------------------------
    Income before provision for
      income taxes                      157,481       113,187       448,951       299,528
Provision for income taxes               53,544        38,484       152,644       101,840
-----------------------------------------------------------------------------------------
    Net income                         $103,937      $ 74,703      $296,307      $197,688
=========================================================================================
Earnings per share:
    Basic                              $   0.36      $   0.27      $   1.04      $   0.72
    Diluted                            $   0.33      $   0.23      $   0.93      $   0.62
=========================================================================================
Shares used in the calculation of
  earnings per share:
    Basic                               286,214       279,388       284,921       276,167
    Diluted                             317,828       320,016       320,141       316,538
=========================================================================================



See accompanying Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        MAXIM INTEGRATED PRODUCTS, INC.

======================================================================================
                                                            For the nine months ended
                                                            --------------------------
(Amounts in thousands)(Unaudited)                             March 31,      March 25,
 Increase (decrease) in cash and cash equivalents               2001           2000
======================================================================================
Cash flows from operating activities:
Net income                                                   $ 296,307       $ 197,688
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and other                         26,142          14,312
   Reduction of equipment value                                 50,365          15,200
   Changes in assets and liabilities:
     Accounts receivable                                         3,206         (45,745)
     Inventories                                                (4,559)         (6,068)
     Deferred taxes                                             19,018              --
     Income tax refund receivable                                4,776          12,483
     Other current assets                                        2,638          (4,077)
     Accounts payable                                           20,590          16,322
     Income taxes payable                                      141,655          98,530
     Deferred income on shipments to distributors                8,169          (2,460)
     All other accrued liabilities                             (10,544)         25,814
--------------------------------------------------------------------------------------
Net cash provided by operating activities                      557,763         321,999
--------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment, net            (177,284)       (112,317)
   Other non-current assets                                       (418)         (4,893)
   Purchases of available-for-sale securities                 (888,176)       (417,073)
   Proceeds from sales/maturities of available-for-sale
     securities                                                694,227         300,910
--------------------------------------------------------------------------------------
Net cash used in investing activities                         (371,651)       (233,373)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                     65,910          61,118
   Repurchase of common stock                                 (243,924)       (109,844)
--------------------------------------------------------------------------------------
Net cash used in financing activities                         (178,014)        (48,726)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             8,098          39,900
Cash and cash equivalents:
   Beginning of year                                            53,057          34,126
--------------------------------------------------------------------------------------
   End of period                                             $  61,155       $  74,026
======================================================================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 24, 2000 and the Registration Statements on Form S-4 dated February 23, 2001 and March 6, 2001, and Reports on Form 8-K dated January 28, 2001 and April 11, 2001, filed in connection with the transaction discussed in Note 9 in these Notes to Condensed Consolidated Financial Statements.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year, with one 14 week quarter. Fiscal year 2001 is a 53-week fiscal year. The three months ended December 30, 2000 consisted of 14 weeks. The impact of the extra week on the Company's operating results consisted primarily of additional salary related expenses. These additional expenses were not material.

NOTE 2: INVENTORIES

Inventories consist of (in thousands):

                     March 31,     June 24,
                       2001         2000
                     -------      -------
                   (unaudited)
Raw materials        $ 5,635      $ 5,246
Work-in-process       34,884       24,980
Finished goods        22,633       28,367
                     -------      -------
                     $63,152      $58,593
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

------------------------------------------------------------------------------------------
  (Amounts in thousands, except per
    share data)                            Three months ended         Nine months ended
------------------------------------------------------------------------------------------
                                         March 31,    March 25,      March 31,     March 25,
(Unaudited)                                2001          2000          2001         2000
==========================================================================================
Numerator for basic earnings per
  share and diluted earnings per
  share
    Net income                          $103,937      $ 74,703      $296,307      $197,688
==========================================================================================
Denominator for basic earnings per
  share                                  286,214       279,388       284,921       276,167
   Effect of dilutive securities:
       Stock options and warrants         31,614        40,628        35,220        40,371
                                         -------------------------------------------------

Denominator for diluted
earnings per share                       317,828       320,016       320,141       316,538
==========================================================================================
Earnings per share:

    Basic                               $   0.36      $   0.27      $   1.04      $   0.72
    Diluted                             $   0.33      $   0.23      $   0.93      $   0.62
==========================================================================================

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 4: SHORT-TERM INVESTMENTS

All short-term investments at March 31, 2001 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income which is a separate component of stockholders' equity. In accordance with Statement of Financial Accounting Standard No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities," the Company recorded an unrealized holding gain of $3.3 million on short-term investments at March 31, 2001. The unrealized holding gain resulted from a decline in interest rates that occurred during the three months ended March 31, 2001. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income and other, net in the condensed consolidated statements of income.

NOTE 5: SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information."

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

Net revenues from unaffiliated customers by geographic region were as follows:

                                Three months ended           Nine months ended
                              ---------------------------------------------------
(Amounts in thousands)         March 31,     March 25,     March 31,     March 25,
(Unaudited)                      2001          2000          2001          2000
=================================================================================
United States                  $111,737      $ 95,631      $353,411      $262,536
Europe                           88,760        53,897       236,927       137,214
Pacific Rim                      97,869        73,070       286,696       198,364
Rest of World                     8,386         3,942        19,917        10,200
---------------------------------------------------------------------------------
                               $306,752      $226,540      $896,951      $608,314
=================================================================================

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)   March 31, 2001       June 24, 2000
                         (Unaudited)
-----------------------------------------------------------
United States               $472,791               $376,819
Rest of World                 39,328                 34,523
-----------------------------------------------------------
                            $512,119               $411,342
===========================================================

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 6: STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 (SFAS 133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

At the beginning of fiscal year 2001, the Company adopted SFAS 133. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company uses foreign currency exchange contracts to offset the effect of foreign currency exchange fluctuations from its foreign currency revenue and does not speculate in derivatives or leveraged financial products. The effect of adopting SFAS 133 did not have a material effect on the Company's financial position or results of operations for the three and nine months ending March 31, 2001.

NOTE 7: COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects were as follows:

----------------------------------------------------------------------------------------------------
                                                                           Three months ended
(Amounts in thousands)                                                  March 31,          March 25,
(Unaudited)                                                               2001               2000
----------------------------------------------------------------------------------------------------
Change in unrealized gains on investments,
 net of tax of $1,111                                                   $2,158               $0

Change in unrealized gains on forward exchange contracts,
 net of tax of $331                                                     $  643               $0
----------------------------------------------------------------------------------------------------
Other comprehensive income                                              $2,801               $0
====================================================================================================

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheet consists of the accumulated net unrealized gain on available-for-sale investments and forward exchange contracts and the accumulated foreign currency translation adjustment.

NOTE 8: RECENT ACCOUNTING DEVELOPMENTS

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

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 9: SUBSEQUENT EVENT

On January 29, 2001, the Company and Dallas Semiconductor Corporation (Dallas Semiconductor) announced an agreement under which the Company would acquire all of the outstanding common stock and stock options of Dallas Semiconductor, a leading provider of specialty semiconductors. On April 11, 2001, the stockholders of Dallas Semiconductor voted affirmatively in favor of the merger with the Company. As a result, on April 11, 2001, the Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company exchanged all options to purchase Dallas Semiconductor common stock for options to purchase approximately 5.9 million shares of the Company's common stock. The transaction is intended to be accounted for as a pooling-of-interests and qualify as a tax-free reorganization.

The Company anticipates that as a result of the merger, the combined company will incur direct transaction costs of approximately $25 million that will be charged to operations in the fourth quarter of fiscal 2001. In addition, management is in the process of formulating a plan to combine operations, and it is expected that the combined company will incur merger related restructuring charges in connection with the business combination in the fourth quarter of fiscal 2001.

As previously discussed in Note 1 to these Notes to Condensed Consolidated Financial Statements, the Company filed with the Securities and Exchange Commission (SEC) Registration Statements on Form S-4 and Reports on Form 8-K in connection with the above transaction. The Company expects to file with the SEC an amendment to its Report on Form 8-K during the fourth quarter of fiscal 2001 that will include pro forma financial statements of the combined company. In addition, the Company filed with the SEC on April 11, 2001 a Registration Statement on Form S-8 in connection with this transaction.

On a pro forma combined basis before conforming accounting policies, net revenues and net income for the combined company for the three months ended March 31, 2001 were $397.9 million and $109.9 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $306.8 million and $226.5 million for the three months ended March 31, 2001 and March 25, 2000, respectively, an increase of 35.4%. Net revenues were $897.0 million and $608.3 million for the nine months ended March 31, 2001 and March 25, 2000, respectively, an increase of 47.4%. The increases in net revenues are primarily attributable to higher unit shipments resulting from continued introduction of new proprietary products, increased market acceptance of the Company's products, and an increase in market demand for analog semiconductor products in general.

During the three and nine months ended March 31, 2001, approximately 64% and 61%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company's results of operations for the three and nine months ended March 31, 2001 was immaterial.

GROSS MARGIN

Gross margin was 71.4% and 69.9% for the three months ended March 31, 2001 and March 25, 2000, respectively. The increase in gross margin for the three months ended March 31, 2001 is primarily attributable to production efficiencies obtained through economies of scale and cost reductions. The increase in gross margin in the three months ended March 31, 2001 was partially offset by an increase in inventory reserves of $12.9 million and $13.5 million recorded to write down the carrying value of certain manufacturing equipment to net realizable value. Gross margin for the three months ended March 25, 2000 was negatively impacted due to a charge of $8.8 million to reduce the carrying value of certain manufacturing equipment.

Gross margin was 70.8% and 69.8% for the nine months ended March 31, 2001 and March 25, 2000, respectively. The increase in gross margin for the nine months ended March 31, 2001 is primarily attributable to production efficiencies obtained through economies of scale and cost reductions. The increase in gross margin for the nine months ended March 31, 2001 was partially offset by $40.0 million recorded to write down the carrying value of certain manufacturing equipment to net realizable value and an increase of inventory reserves by $29.8 million. During the nine months ended March 25, 2000, the Company recorded a charge of $15.1 million to reduce the carrying value of certain manufacturing equipment and increased inventory reserves by $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESEARCH AND DEVELOPMENT

Research and development expenses were $52.1 million and $36.4 million for the three months ended March 31, 2001, and March 25, 2000, respectively, which represented 17.0% and 16.1% of net revenues, respectively.

Research and development expenses were $150.1 million and $97.0 million for the nine months ended March 31, 2001, and March 25, 2000, respectively, which represented 16.7% and 15.9% of net revenues, respectively.

The increases in research and development expenses for both the three months and nine months ended March 31, 2001 as compared to the same periods in the prior year are due primarily to increased headcount and related employee expenses to continue development of new products to support revenue growth, and increased wafer and mask expenses to support new product development. During the three and nine month periods ended March 31, 2001, the Company recorded $4.1 million and $11.2 million, respectively, to write down certain equipment to net realizable value.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $20.6 million and $21.3 million for the three months ended March 31, 2001, and March 25, 2000, respectively, which represented 6.7% and 9.4% of net revenues, respectively. The decrease in selling, general, and administrative expenses for the three months ended March 31, 2001 as compared to the three months ended March 25, 2000 is primarily due to a charge of $4.5 million recorded for technology licensing during the three months ended March 25, 2000. This decrease in selling, general and administrative expenses is primarily offset by increased headcount and related employee expenses to support the Company's higher revenues.

Selling, general and administrative expenses were $68.5 million and $53.9 million for the nine months ended March 31, 2001, and March 25, 2000, respectively, which represented 7.6% and 8.9% of net revenues, respectively. The increase in selling, general, and administrative expenses of $14.6 million is primarily due to increased headcount and related employee expenses to support the Company's higher revenues and charges of $5.5 million recorded primarily for technology licensing. During the nine months ended March 25, 2000, the Company recorded charges of $9.0 million for technology licensing.

INTEREST INCOME AND OTHER, NET

Interest income and other, net was $11.3 million and $12.5 million for the three months ended March 31, 2001, and March 25, 2000, respectively. The decrease in interest income and other, net for the three months ended March 31, 2001 is a result of a $4.5 million gain recorded from the cash sale of the Company's 50% interest in its high frequency packaging and assembly subsidiary during the three months ended March 25, 2000. This decrease is primarily offset by higher levels of invested cash, cash equivalents and short-term investments.

Interest income and other, net was $32.2 million and $25.6 million for the nine months ended March 31, 2001, and March 25, 2000, respectively. The increase in interest income and other, net for the nine months ended March 31, 2001 is a result of higher levels of invested cash, cash equivalents and short-term investments and increased interest rates on invested amounts. This increase was offset somewhat by the $4.5 million gain recorded during the three months ended March 25, 2000 as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

INCOME TAXES

The effective income tax rate for both the three months ended March 31, 2001 and March 25, 2000 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company's Foreign Sales Corporation.

THE DALLAS MERGER

On January 29, 2001, the Company and Dallas Semiconductor Corporation (Dallas Semiconductor) announced an agreement under which the Company would acquire all of the outstanding common stock and stock options of Dallas Semiconductor, a leading provider of specialty semiconductors. On April 11, 2001, the stockholders' of Dallas Semiconductor voted affirmatively in favor of the merger with the Company. As a result, on April 11, 2001, the Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company exchanged all options to purchase Dallas Semiconductor common stock for options to purchase approximately 5.9 million shares of the Company's common stock. The transaction is intended to be accounted for as a pooling-of-interests and qualify as a tax-free reorganization.

The Company anticipates that as a result of the merger, the combined company will incur direct transaction costs of approximately $25 million that will be charged to operations in the fourth quarter of fiscal 2001. In addition, management is in the process of formulating a plan to combine operations, and it is expected that the combined company will incur merger related restructuring charges in connection with the business combination in the fourth quarter of fiscal 2001.

The Company's current estimate is that the combined revenues and earnings of Maxim and Dallas Semiconductor will decline in the fourth quarter of fiscal 2001 from their pro forma combined results for the quarter ending March 31, 2001 by 15 to 20 percent, prior to merger-related charges and conformance of accounting policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

OUTLOOK

End market bookings in the third quarter of fiscal 2001 were $205 million, down from the second quarter end market bookings of $332 million. All geographical and product areas were impacted by this decline.

Turns orders received in the third quarter of fiscal 2001 were $51 million, compared to $58 million received in the prior quarter. Turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders.

Third quarter ending backlog shippable within the next 12 months was approximately $296 million, including approximately $239 million requested for shipment in the fourth quarter of fiscal 2001. The Company's second quarter ending backlog shippable within the next 12 months was approximately $431 million, including approximately $330 million that was requested for shipment in the third quarter of fiscal 2001. All backlog numbers have been adjusted to be net of cancellations and estimated future U.S. distribution ship and debit pricing adjustments.

Visibility for the future is limited and dependent on future bookings. The Company's current estimate is that the combined revenues and earnings of Maxim and Dallas Semiconductor will decline in the fourth quarter of fiscal 2001 from their pro forma combined results for the quarter ending March 31, 2001 by 15 to 20 percent, prior to merger-related charges and conformance of accounting policies. The Company has been taking steps to reduce costs and will continue to do so during this period of uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the nine months ended March 31, 2001 were net cash generated from operating activities of $557.8 million, and proceeds from the issuance of common stock of $65.9 million associated with the Company's stock option programs.

The principal uses of funds were the repurchase of $243.9 million of common stock, the purchase of $177.3 million in property, plant and equipment and $193.9 million of net investment activities. The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases and operations for the next twelve months.

In the past, it was the Company's policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. That stock repurchase policy has been discontinued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. Such statements include, among others, the Company's expectations regarding transaction costs of the Dallas Semiconductor merger, and estimates of future revenue and earnings and the sufficiency of capital resources and liquidity.

There are numerous factors that could cause the Company's actual results to differ materially from results predicted or implied in this report. Such factors include the Company incorrectly assessing customer and end-user demand; technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the mixed-signal analog market such as further declines in customer forecasts or greater or longer than expected cyclical downturns within the mixed-signal analog segment of the semiconductor market or possible effects of capacity constraints affecting other suppliers to equipment manufacturers; significant interruptions or shortages of electric power; and the Company being unable to sustain or resume its successes in the markets into which its products are introduced. Additional factors include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; whether the Company is able to effectively and successfully manage manufacturing operations during a period of declining demand; and whether the Company is able to successfully commercialize its new technologies, such as its next-generation high-frequency technologies, that it has been investing in by designing and introducing new products based on these new technologies.

In addition to the above, there are certain risks and uncertainties related to the Company's acquisition of Dallas Semiconductor (see Note 9 of Notes to Condensed Consolidated Financial Statements). There can be no assurance that products, technologies, distribution channels, customer support operations, management information systems, key personnel and businesses of Dallas Semiconductor will be effectively assimilated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. The difficulties of such integration may be increased by the size of such acquisition and the requirements of coordinating geographically separated organizations. The integration of the companies will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of the two companies in a timely manner could have a material adverse effect on the business, results of operations, and financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Other important factors that could cause actual results to differ materially from those predicted or implied in this report include overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; merger related costs associated with the Company's acquisition of Dallas Semiconductor being greater than anticipated; and other risk factors described in the Company's filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the year ended June 24, 2000 and Registration Statement on Form S-4 dated February 23, 2001.

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

PART II. OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         None


         (b) A Report on Form 8-K dated January 28, 2001 was filed in connection with the transaction discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.


ITEMS 1, 2, 3, 4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MAY 15, 2001                           MAXIM INTEGRATED PRODUCTS, INC.
   (Date)                                        (Registrant)




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