Form 10-K
period 2001-06-30
MAXIM INTEGRATED PRODUCTS INC
filed 2001-09-24
CIK 743316

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001

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

                          ----------------------------

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2001 was approximately $10,656,000,000. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

Number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 31, 2001: 331,387,831.

Documents Incorporated By Reference:

Part II of this Report on Form 10-K incorporates information by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2001. Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. All Statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements.

Forward-looking statements may include (a) projections relevant to future revenue, income, earnings, cash flows, costs, cost savings, capital expenditures, capital structure or other financial items, (b) statements of plans, strategies or objectives of the Company's management for future operations, including, without limitation, plans, strategies or objectives relating to the Company's products and their development, manufacture, marketing and sale, and to personnel matters such as recruiting, training and retaining employees (c) statements of future economic performance, and (d) statements of any assumptions underlying or relating to any of the foregoing. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions relating to the future identify forward-looking statements.

All forward-looking statements are based on the Company's current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results may differ materially from those predicted or implied in any such forward-looking statements.

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Form 10-K and in the documents incorporated herein by reference. Particular attention should be paid to the section entitled "Trends, Risks and Uncertainties" at pages 12 through 18 below and to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders, which is incorporated herein by reference.

The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations) and any current reports on Form 8-K.

                                     PART I

ITEM 1. BUSINESS

Maxim Integrated Products, Inc. ("Maxim" or the "Company") designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits. The Company also provides a range of high-frequency design processes and capabilities that can be used in custom design. The analog market is highly fragmented and characterized by many diverse applications, a great number of product variations, and, as to many circuit types, relatively long product life cycles. Maxim's objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers. Based on product announcements by its competitors, Maxim believes that in the past 18 years it has developed more products for the analog market, including proprietary and second-source products, than any of its competitors over the same period.

On April 11, 2001, the Company acquired Dallas Semiconductor Corporation. The Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company assumed all stock options to purchase Dallas Semiconductor common stock for options to purchase approximately 5.9 million shares of the Company's common stock. The transaction has been accounted for as a pooling-of-interests. Accordingly, unless specifically stated otherwise, all financial data of the Company has been restated to include the historical financial data of Dallas Semiconductor. See Note 3 "Business Combination" of the Notes to Consolidated Financial Statements as set forth in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001. At the time of the acquisition, Dallas Semiconductor's product line consisted of 390 proprietary base products sold to over 15,000 customers worldwide. Applications for those products include battery management, broadband telecommunications, wireless handsets, cellular base stations, networking, servers, data storage, and a wide variety of industrial equipment.

The Company is a Delaware corporation that was originally incorporated in California in 1983. It is headquartered in Sunnyvale, California. The mailing address for the Company's headquarters is 120 San Gabriel Drive, Sunnyvale, California 94086, and the Company's telephone number is (408) 737-7600. Additional information about the Company is available on the Company's website at www.maxim-ic.com.

THE ANALOG INTEGRATED CIRCUIT MARKET

All electronic signals fall into one of two categories, linear or digital. Linear (or analog) signals represent real world phenomena, such as temperature, pressure, sound, or speed, and are continuously variable over a wide range of values. Digital signals represent the "ones" and "zeros" of binary arithmetic and are either on or off.

Three general classes of semiconductor products arise from this partitioning of signals into linear or digital. There are those, such as memories and microprocessors, that operate only in the digital domain. There are linear devices such as amplifiers, references, analog multiplexers, and switches that operate primarily in the analog domain. Finally, there are mixed-signal devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds. Maxim's strategy has been to target both the linear and mixed-signal markets, often collectively referred to as the analog market. With the acquisition of Dallas Semiconductor, Maxim has expanded its product offerings in the mixed signal area, which represented more than 90% of the revenues of Dallas Semiconductor during its last three fiscal years. In addition, Maxim has added some Dallas Semiconductor products that are exclusively or principally digital as well as a significant number of engineers skilled in digital design and software development. Although the acquisition has not substantially affected Maxim's strong focus on the linear and mixed signal market, it has significantly supplemented Maxim's capabilities in the digital area in ways that should enable development of new products, mixed signal and other, with very sophisticated digital characteristics. Risks associated with fulfilling this expectation are discussed in "Item 1., Trends, Risks and Uncertainties" below.

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

The analog market is a highly fragmented group of niche markets, serving numerous and widely differing applications for instrumentation, industrial control, data processing, communications, military, video, and selected medical equipment. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power, and signal amplitude capability, which results in a high degree of market complexity. Maxim's products can be used in a variety of applications, but serve only certain portions of the total analog market.

PRODUCTS AND APPLICATIONS

The Company believes that it addresses the requirements of the market by providing competitively priced products that add value to electronic equipment with superior quality and reliability.

The Company's research and development programs emphasize development of technically innovative proprietary products. In addition, the Company also develops second source products used for industry-standard parts. In the Company's fiscal year 2001 product introduction year ending July 28, 2001, the Company introduced over 500 products compared to over 400 products in the Company's fiscal year 2000 product introduction year. The Company's products are available with numerous packaging alternatives, including packages for surface mount technology.

The following table illustrates the major industries served by the Company and typical applications for which the Company's products can be used:

Industry                                    Typical Application
-----------                                 -------------------
Communications .....................        Broadband Networks
                                            Cable Systems
                                            Cellular Base Stations
                                            Central Office Switches
                                            Direct Broadcast TV
                                            DSL Modems
                                            Fiber Optics
                                            Optical Transceivers
                                            Pagers
                                            PBXs
                                            Phones
                                               o  Cellular/PCS
                                               o  Cordless
                                            Satellite Communications
                                            T1/E1 and T3/E3
                                            Video Communications
                                            Wireless Communications

Industrial Control ...................      Control of
                                               o  Flow
                                               o  Position
                                               o  Pressure
                                               o  Temperature
                                               o  Velocity
                                            Robotics

Instrumentation ......................      Automatic Test Equipment
                                            Analyzers
                                            Data Recorders
                                            Measuring Instruments
                                               o  Electrical
                                               o  Light
                                               o  Pressure
                                               o  Sound
                                               o  Speed
                                               o  Temperature
                                               o  Time
                                            Testers

Data Processing ......................      Bar-code Readers
                                            Disk Drives
                                            Global Positioning Systems
                                            Hand-Held Computers/PDAs
                                            Mainframes
                                            Personal Computers
                                            Printers
                                            Point of Sale Terminals
                                            Servers
                                            Storage Systems
                                            Tape Drives
                                            Workstations


The Company also sells products for military, video, and selected medical equipment.

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

PRODUCT QUALITY

Maxim places strong emphasis on product quality from initial design through final quality assurance for the end product. In the product design phase, Maxim applies a set of circuit design rules that it believes result in enhanced product reliability. Upon receipt from Maxim's own fabrication facilities or from silicon foundries, a majority of processed wafers are tested for conformance with specific parameters. Products are individually tested using specialized test equipment and complex programs to ensure that they meet data sheet performance levels. In addition, long-term operating life and mechanical stress tests are routinely performed on samples to assure continued, long-term product performance. Maxim is in the process of making the design, fabrication, test operations, and quality assurance of Dallas Semiconductor consistent with Maxim's methodologies.

MANUFACTURING

Maxim uses its own wafer fabrication and, to a small extent, silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at the Company's facilities. As is customary in the industry, the Company ships most of its processed wafers to foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

After assembly has been completed, the majority of the assembled product is shipped to the Company's test facilities located in Cavite, the Philippines. During fiscal 2001, the Company doubled the square footage, which tripled the manufacturing space at its test facilities in Cavite, the Philippines. This expansion provided space to accommodate Dallas Semiconductor's offshore test and shipping operations. In addition, the Company established wafer sort operations at this facility with the capacity to electronically test and laser trim the majority of the Company's wafers. Prior to the merger, product assembled from wafers manufactured in the Dallas, Texas wafer fabrication facility was tested primarily at subcontractors located in the Philippines. Testing for Dallas product was also performed in a test facility located in Dallas, Texas. At the end of fiscal 2001, the majority of the testing of Dallas product was transferred to the Company's test facilities located in Cavite, the Philippines. Except for low volume Dallas product which will continue to be tested in Dallas, Texas, the Company intends to transfer the testing operations for remaining Dallas product to the Company's test facilities located in Cavite, the Philippines during the first quarter of fiscal 2002. The success of this move will depend in part on the Company's ability to effect the physical move of very sophisticated equipment and to bring that equipment into efficient operation quickly.

In fiscal 2001, the Company hired employees and purchased capital equipment for a second test facility located in Samutprakam, Thailand. It is expected that this facility, as well as the facility in Cavite, the Philippines, will continue to expand test capacity as demand dictates. Currently, the Company's facilities located in Cavite, the Philippines and Samutprakam, Thailand combined have enough test manufacturing and shipping space to meet the Company's fiscal year 2002 plan, subject always to normal and to unforeseen challenges in effecting such expansions.

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

For the majority of these technologies, the Company relies on its fabrication facilities in San Jose, California, Beaverton, Oregon, Dallas, Texas and, to a small extent, manufacturing subcontractors. The Company currently uses four subcontract silicon foundries that represent less than 5% of wafer production. None of the subcontractors currently used by Maxim is affiliated with Maxim.

Most of the wafers produced in fiscal 2001 were manufactured at one of the Company's three wafer fabrication facilities. The Company's wafer fabrication facility located in Dallas, Texas was originally built in 1986 and expanded in 1989, 1994 and 2001. This facility currently produces six-inch wafers. The Company is in the process of replacing six-inch production capacity at this facility with eight-inch wafer production. Once the production of eight-inch wafers has been fully implemented, it is the Company's intention to discontinue production of six-inch wafers at this facility. See Note 13 "Merger and Special Charges" of the Notes to Consolidated Financial Statements as set forth in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001. In December 1989, the Company acquired a wafer fabrication facility in Sunnyvale, California capable of producing 3 micron CMOS and bipolar products. In May 1994, the Company acquired a mixed-class wafer fabrication facility in Beaverton, Oregon capable of producing CMOS and bipolar products. In November 1997, the company acquired a sub-micron wafer fabrication facility in San Jose, California. The Company transferred production from the Sunnyvale facility to the Beaverton facility and suspended wafer production at the Sunnyvale facility in December 1998. The Beaverton, Oregon and San Jose, California wafer fabrication facilities currently manufacture six-inch wafers. The Company is in the process of expanding production capacity at its San Jose, California facility to include eight-inch wafer production. Once this has been completed, the Company intends to discontinue six-inch wafer production at this facility. See "Item 2., Properties" below.

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

Due to the relatively lengthy manufacturing cycle, the Company builds some of its inventory in advance of receiving orders from its customers. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some Company products and shortages of others. Such shortages can adversely affect customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely affect the Company's financial position. Excess inventory issues can also arise when customers cancel orders. Finished products and work in process for those orders may be unsaleable. See "Item 1., Trends, Risks and Uncertainties - Factors Affecting Future Operating Results."

SALES AND MARKETING

In the United States and Canada, the Company sells its products through a direct sales and applications organization in nine regional sales offices and through its own and other unaffiliated distribution channels. As is customary in the industry, most domestic distributors are entitled to certain price rebates and product return privileges.

International sales are conducted by 23 Maxim sales offices, 4 sales representative organizations and 62 distributors. The Company plans to consolidate and reorganize the Company's worldwide distribution channels in fiscal year 2002. The Company sells in both United States dollars and various foreign currencies. A majority of the Company's international sales are billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations. A portion of the Company's sales from its United Kingdom, French, and German affiliates is denominated in the local currencies. The majority of the sales to customers and distributors located in Japan are denominated in yen. The Company enters into foreign currency forward contracts to protect the United States dollar value of its firm sales commitments and net monetary assets. Changes in the relative value of the dollar, however, may create pricing pressures for Maxim's products. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, are longer than for U.S. customers, and certain major foreign customers generally pay for product well beyond the scheduled payment dates. As is customary in the semiconductor industry, the Company's domestic distributors may market products competitive with Maxim's.

International sales accounted for approximately 57%, 53%, and 53% of net revenues in fiscal 2001, 2000 and 1999, respectively. (See Note 12 "Segment Information" of the Notes to Consolidated Financial Statements as set forth in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.)

The Company also sells product directly to original equipment manufacturers. In particular, the Company has a long-term supply arrangement with Tektronix, Inc. for the supply of products manufactured by Tektronix prior to its sale in May 1994 of its integrated circuits operation ("ICO") to the Company and for new designs created by Tektronix. This arrangement expires in May 2004, after which it becomes a month to month arrangement.

As of June 30, 2001, the Company's backlog was approximately $234 million as compared to approximately $587 million at June 24, 2000. The Company includes in its backlog customer-released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, the Company's backlog includes orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues. All of the backlog numbers have been adjusted to be net of cancellations and estimated future U.S. distribution ship and debit pricing adjustments.

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

Research and development expenses were approximately $280.2 million, $216.8 million, and $145.8 million in fiscal 2001, 2000, and 1999, respectively.

COMPETITION

The analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some segment of the Company's business. Maxim's competitors are Anadigics Inc., Analog Devices, Inc., Applied Micro Circuits Corporation, Conexant Systems Inc., Infineon Technologies AG, Intersil Corporation, Linear

Technology Corporation, Lucent Technologies, Micrel Inc., Microchip Technology Inc., Mitsubishi Corporation, Mitsui & Co. Ltd., Motorola Inc., National Semiconductor Corporation, ON Semiconductor Corporation, Philips Electronics N.V., RF Micro Devices Inc., Ricoh Company Ltd., Seiko Corporation, Semtech Corporation, STMicroelectronics N.V., Siliconix Inc., Sipex Corporation, Texas Instruments Inc., Vitesse Semiconductor Corporation and others, including start-up companies. Some of Maxim's competitors have substantially greater financial, manufacturing, and marketing resources than the Company, and some of Maxim's competitors have greater technical resources. The Company believes it competes favorably with these corporations primarily on the basis of technical innovation, product definition, quality, and service. There can be no assurance that competitive factors will not adversely affect the Company's future business.

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

The Company currently owns 420 U.S. patents and 90 foreign patents with expiration dates ranging from 2001 to 2019. In addition, the Company has applied for 163 U.S. patents, a large number of which have corresponding patent applications in multiple foreign jurisdictions. It is the Company's policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, the Company has registered certain of its mask sets under the Semiconductor Chip Protection Act of 1984.

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

Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, the Company has received, and in the future may receive, notice of claims of infringement by its products on intellectual property rights of third parties. (See "Item 1., Trends, Risks and Uncertainties - Intellectual Property Litigation and Claims," and "Legal Proceedings") If any such infringements were to exist, the Company might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, though the practice of offering licenses appears to be generally continuing. However, no assurance can be given that the Company will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to Maxim. In those circumstances where an acceptable license is not available, the Company would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement.

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

As of June 30, 2001, Maxim had 6,317 employees, including Dallas Semiconductor employees.

TRENDS, RISKS AND UNCERTAINTIES

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

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. After a period of increasing demand that extended through fiscal 2000, more recently the semiconductor industry, including the portions in which the Company participates, has been experiencing dramatically decreased demand. Although some of the causes of this decrease are known, including significant excess inventories in the hands of equipment manufacturers and other potential customers, it remains unclear what all the causes may be and for what period the decrease in demand will continue. Maxim's ability to achieve future revenue growth depends on whether, and the extent to which, demand for its products increases and reflects real end user demand and whether customer cancellations and delays of outstanding orders decrease.

Other key factors affecting the Company's revenues and operating results that could cause actual results to differ materially from past or predicted results include the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields and manufacturing efficiency, adequate availability of wafers and other materials and manufacturing capacity, changes in product mix, and economic conditions in the United States and international markets. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in its future operating results on a quarterly or annual basis.

The Company's ability to realize its quarterly revenue goals and projections is affected to a significant extent by its ability to match inventory and current production mix with the product mix required to fulfill orders on hand and orders received within a quarter for delivery in that quarter (referred to as "turns business"). This issue, which has been one of the distinguishing characteristics of the analog integrated circuit industry, results from the very large number of individual parts offered for sale and the very large number of customers combined with limitations on Maxim's and its customers' ability to forecast orders accurately and relatively lengthy manufacturing cycles. Because of this extreme complexity in the Company's business, no assurance can be given that the Company will achieve a match of inventory on hand, production units, and shippable orders sufficient to realize quarterly or annual revenue goals.

In addition, in certain markets where end-user demand may be particularly volatile and difficult to predict, such as notebook computers and telephones, some Maxim customers place orders that require Maxim to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of the Company's backlog. As a result, in any quarterly fiscal period, the Company is subject to the risk of cancellation of orders leading to a sharp fall-off of sales and backlog. Further, those orders may be for products that meet the customer's unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. Because of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial. The Company routinely estimates inventory reserves required for such product. Actual results may differ from these reserve estimates, and such differences may be material to Maxim's financial condition, gross margins, and results of operations.

Dependence on New Products and Process Technologies

The Company's future success will continue to depend on its continued ability to introduce new products and to develop new process technologies. Semiconductor design and process technology are subject to rapid technological change, requiring a high level of expenditures for research and development. Design and process development for the portions of the semiconductor market in which the Company participates are particularly challenging. The success of new product introductions is dependent on several factors, including proper new product selection, timely product introduction, achievement of acceptable production yields, and market acceptance. From time to time, Maxim has not fully achieved its new product introduction and process development goals. There can be no assurance that the Company will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive substantial market acceptance.

In addition, the Company's growth is dependent on its continued ability to penetrate new markets where the Company has limited experience and competition is intense. There can be no assurance that the markets being served by the Company will grow (in fact, it is natural, for example, that older markets do saturate and decline); that the Company's existing and new products will meet the requirements of such markets; that the Company's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profitability in these markets.

Manufacturing Risks

The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage, or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. The Company has from time to time experienced lower-than-expected production yields, which have delayed product shipments and adversely affected gross margins. There can be no assurance that the Company will not experience a decrease in manufacturing yields or that the Company will be able to maintain acceptable manufacturing yields in the future.

The number of shippable dice per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences delays in its wafer fabrication, assembly or final test operations, its results of operations could be adversely affected. During periods of decreased demand, fixed wafer fabrication costs could have an adverse effect on the Company's financial condition, gross margins, and results of operations.

The Company is currently in the process of upgrading and expanding its wafer manufacturing capacity at its existing wafer manufacturing facilities in order to convert to eight-inch wafers and develop new processes in anticipation of increased customer demand for its products. Should the Company be unsuccessful in completing this expansion on time or should customer demand fail to increase and the Company no longer needs the additional capacity, the Company's financial position and results of operations could be adversely impacted.

The Company manufactures over 95% of its wafer production requirements internally. Given the nature of the Company's products, it would be difficult to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize one of the Company's manufacturing facilities as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on the Company's results of operations.

Competition

The Company experiences intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than the Company and some of which have greater technical resources than the Company and have intellectual property rights to which the Company is not privy. To the extent that the Company's proprietary products become more successful, competitors will offer second source products for some of those products, possibly causing some erosion of profit margins. See "Item 1., Business - Competition."

Dependence on Independent Distributors and Sales Representatives

A significant portion of the Company's sales is realized through independent electronics distributors and a limited portion of the Company's sales is realized through independent sales representatives that are not under the control of the Company. A larger percentage of the sales of Dallas Semiconductor have been through distribution channels than the percentage for pre-acquisition Maxim. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company's products or terminate their representation of the Company. Payment terms for foreign distributors are substantially longer, either according to contract or by practice, than for U.S. customers. The inability to collect open accounts could adversely affect the Company's results of operations. Termination of a significant distributor, whether at the Company's or the distributor's initiative, could be disruptive to the Company's current business. If the Company were unable to find suitable replacements, terminations by significant distributors or representatives could have a material adverse impact on the Company. See "Item 1., Business - Sales and Marketing."

Dependence on Independent Foundries, Subcontractors, and the Philippines Test Facility

Although the Company has an internal capability to fabricate most of its wafers, Maxim remains dependent on outside silicon foundries for a small but important portion of its wafer fabrication. None of the foundries currently used by Maxim is affiliated with Maxim. As is typical in the semiconductor industry, from time to time, the Company has experienced disruptions in the supply of processed wafers from these foundries due to quality problems, failure to achieve satisfactory electrical yields, and capacity limitations. Procurement from foundries is done by purchase order and long-term contracts. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the limited quantities of products produced by these foundries would be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products would not be economically feasible.

Maxim relies on subcontractors located in the Philippines, Malaysia, Thailand, and South Korea to separate wafers into individual integrated circuits and package them. The Company performs wafer sort operations for the majority of its pre-acquisition wafers and final testing for about two-thirds of its pre-acquisition Maxim products at a Philippines facility owned by the Company. Product assembled from wafers manufactured in the Dallas, Texas wafer fabrication facility was tested primarily at subcontractors located in the Philippines. Although the Company has transferred the majority of the testing of Dallas Semiconductor product to the Company's Philippines test facility, no assurance can be given that the remaining transition will be completed on its planned schedule and cost. In the past, South Korea and the Philippines have experienced political disorders, labor disruptions, and natural disasters. Although the Company has been affected by these problems, none has materially affected the Company's revenues or costs to date. However, similar problems in the future or more aggravated consequences of current problems, could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense. The Thailand test facility performs about one-third of the Company's final testing for pre-acquisition Maxim products but would not provide sufficient capacity to make up for a significant disruption in the Philippines test facility. See "Item 1., Business - Manufacturing."

Availability of Materials, Supplies, and Subcontract Services

Over the past few years, the semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide. As a result of increasing demand from semiconductor manufacturers, availability of certain basic materials and supplies, such as polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and of subcontract services, like epitaxial growth and ion implantation and assembly of integrated circuits into packages, have from time to time, over the past few years, been in short supply and may be expected to come into short supply again if overall industry demand increases in the future. Maxim devotes continuous efforts to maintain availability of all required materials, supplies, and subcontract services. However, Maxim does not have long-term agreements providing for all of these materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a materially adverse effect on Maxim's ability to achieve its planned production.

A number of Dallas Semiconductor products, including nonvolatile SRAMs, use static memory circuits that are acquired from third parties. The Company anticipates that from time to time supplies of these circuits may not be sufficient to meet all customer requested delivery dates for products containing the circuits. As a result of any such shortages, future sales and earnings from products using these memory circuits, primarily nonvolatile SRAMs, could be adversely affected. Additionally, significant fluctuations in the purchase price for these circuits could affect gross margins for the products involved.

In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or fabrication equipment to a schedule that meets the Company's requirements. Delays in delivery of equipment needed for planned growth could adversely affect the Company's ability to achieve its manufacturing and revenue plans in the future.

Protection of Proprietary Information

The Company relies primarily upon know-how, rather than on patents, to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company's products or that the confidentiality agreements upon which the Company relies will be adequate to protect its interests. Other companies have obtained patents covering a variety of semiconductor designs and processes, and the Company might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are found to be valid. There can be no assurance that Maxim would be able to obtain licenses, if required, upon commercially reasonable terms. See "Item 1., Business - Patents, Licenses, and Other Intellectual Property Rights," and "Item 1., Trends, Risks and Uncertainties - Intellectual Property Litigation and Claims."

Intellectual Property Litigation and Claims

The Company is subject to various legal proceedings (See "Item 3., Legal Proceedings") and other similar claims that involve possible infringement of patent or other intellectual property rights of third parties. Maxim is currently a defendant in a lawsuit brought by Linear Technology Corporation in which Linear alleges that Maxim has willfully infringed Linear Technology Corporation's patent relating to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit. Linear Technology Corporation seeks unspecified actual and treble monetary damages and a permanent injunction against Maxim. In addition to the above, from time to time, the Company receives notices that its products or processes may be infringing the intellectual property rights of others. See "Item 1., Business - Patents, Licenses, and Other Intellectual Property Rights."

If one or more of the Company's products or processes were determined to infringe any such intellectual property rights, a court might enjoin the Company from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or to reengineer the Company's products or processes in such a way as to avoid the alleged infringement. In any of those cases, there can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms or that the Company would be able to reengineer its products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a material portion of the Company's products, a reduction or the elimination of the value of related inventories, and the assessment of a substantial monetary award for damages related to past sales.

Foreign Trade and Currency Exchange

Many of the materials and manufacturing steps in the Company's products are supplied by foreign companies or by the Company's operations abroad, such as its test operations in the Philippines. Approximately 57% of the Company's net revenues in fiscal year 2001 were from foreign customers. Accordingly, both manufacturing and sales of the Company's products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company's foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company's products to foreign customers or decrease the costs of products from the Company's foreign competitors. Although export sales are subject to government regulation, those regulations have not caused the Company significant difficulties to date. See "Item 1., Business - Manufacturing" and "Item 1., Business - Sales and Marketing."

Dependence on Key Personnel

The Company's success depends to a significant extent upon the continued service of its president, John F. Gifford, its other executive officers, and key management and technical personnel, particularly its experienced engineers, and on its ability to continue to attract, retain, and motivate qualified personnel. The competition for such employees is intense. The loss of the services of Mr. Gifford or several of the Company's executive officers could have a material adverse effect on the Company. In addition, there could be a material adverse effect on the Company should the turnover rates for engineers and other key personnel increase significantly or should the Company be unable to continue to attract qualified personnel.

The Company does not maintain any key person life insurance policy on any of its officers or employees.

Merger Transition and Integration

The Company acquired Dallas Semiconductor on April 11, 2001. Since that time, the Company has been in the process of integrating the personnel and operations of Dallas Semiconductor, with the goals of reducing cost and increasing efficiency and productivity. That process has been proceeding well in most regards, but no assurance can be given that the integration will be completed according to the Company's schedule or that the results of the integration will be successful.

ITEM 2. PROPERTIES

Maxim's headquarters is located in Sunnyvale, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information as to the Company's principal general offices and manufacturing facilities.

OWNED
PROPERTY LOCATION                        USE                        FLOOR SPACE
-----------------                        ---                        -----------
Sunnyvale,              Corporate headquarters, office space,       319,000 sq. ft.
California              engineering, manufacturing,
                        administration, customer service,
                        shipping, and other

San Jose,               Wafer fabrication, office space, and         80,000 sq. ft
California              administration

Chelmsford,             Engineering, office space, and               30,000 sq. ft
Massachusetts           administration

OWNED
PROPERTY LOCATION                        USE                            FLOOR SPACE
-----------------                        ---                            -----------
Beaverton,              Wafer fabrication, engineering,                 226,000 sq. ft
Oregon                  office space, shipping, and administration

Hillsboro,              Engineering, office space, and                  325,000 sq. ft
Oregon                  administration

Dallas,                 Dallas corporate headquarters, office space,    711,000 sq. ft.
Texas                   engineering, manufacturing,
                        administration, wafer fabrication,
                        customer service, warehousing, shipping,
                        and other

Cavite,                 Testing, engineering, office space,             234,000 sq. ft
the Philippines         shipping, and administration


LEASED
PROPERTY LOCATION                           USE                          FLOOR SPACE
-----------------                           ---                          -----------
Sunnyvale,              Engineering and office space                      30,000 sq. ft.
California

Dallas,                 Warehousing and offices                           62,000 sq. ft.
Texas

Samutprakarn Province,  Testing, office space, and administration         25,000 sq. ft.
Thailand

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

In October of 1999, the Company began construction of a 120,000 square foot office building at its headquarters, with a parking structure adjacent to the building. These structures became available for use at the end of fiscal 2001. The Company expects these buildings and the contiguous land to be adequate for its business purposes through fiscal year 2002.

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

The Company answered the complaint on October 20, 1997, denying all of LTC's substantive allegations and counterclaiming for a declaration that LTC's patent is invalid and not infringed. The parties are still involved in discovery proceedings. The case has been bifurcated into separate liability and damages trials, with the issues of liability and willfulness likely to go to jury trial in calendar year 2002.

The Company has asserted in its answer, and continues to believe, that the allegations in the complaint are without merit. Although the outcome of a jury trial involving patents and intellectual property involves complex issues of law and fact and is therefore inherently uncertain, the Company does not believe that the ultimate outcome of the matter will have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001 under the headings "Financial Information - Financial Highlights by Quarter" and "Corporate Data, Stockholder Information."

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001 under the heading "Financial Information - Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001 under the heading "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001 under the subheading "Interest Income and Other, Net," and under the heading "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations. "

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001 under the headings:

"Financial Information"
    o  Consolidated Balance Sheets
    o  Consolidated Statements of Income
    o  Consolidated Statements of Stockholders' Equity
    o  Consolidated Statements of Cash Flows
    o  Notes to Consolidated Financial Statements
    o  Report of Ernst & Young LLP, Independent Auditors
    o  Financial Highlights by Quarter
    o The report of KPMG LLP with respect to the consolidated financial statements of Dallas Semiconductor Corporation for the year ended December 31, 2000 is part of this item and is included in Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than as follows, the information required by this item is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the headings "Proposal 1 - Election of Directors" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934."

The officers of the Company, including executive officers and other Vice Presidents, are as follows:

Name                             Age               Position
----                             ---               --------
John F. Gifford                  60                President, Chief Executive
                                                   Officer and Chairman of
                                                   the Board

Frederick G. Beck                63                Vice President

Tunc Doluca                      43                Vice President

Laszlo V. Gal, Ph.D.             53                Vice President

Robi B. Georges                  43                Vice President

Parviz Ghaffaripour              38                Vice President

Jennifer E. Gilbert              35                Vice President

Alan P. Hale                     40                Vice President

Richard C. Hood                  51                Vice President

Kenneth J. Huening               40                Vice President

Carl W. Jasper                   45                Vice President and
                                                   Chief Financial Officer

Nasrollah Navid, Ph. D.          52                Vice President

Pirooz Parvarandeh               41                Vice President

Charles G. Rigg                  57                Vice President

Robert F. Scheer                 48                Vice President

Name                             Age               Position
----                             ---               --------
Sharon E. Smith-Lenox            49                Corporate Controller and
                                                   Principal Accounting Officer

Vijay Ullal                      42                Vice President


Mr. Gifford, a founder of the Company, has served as Maxim's President, Chief Executive Officer and Chairman of the Board since the Company's incorporation in April 1983.

Mr. Beck, a founder of the Company, has served as Vice President since May 1983, except for a medical leave between December 1991 and January 1994.

Mr. Doluca joined Maxim in October 1984 and was promoted to Vice President in July 1994. Prior to July 1994, he served in a number of integrated circuit development positions.

Dr. Gal joined Maxim in April 1999 as Vice President. Prior to joining Maxim, he was with Applied Micro Circuits Corporation where he served as Vice President of Engineering from January 1997 to April 1999. Before joining Applied Micro Circuits Corporation, Dr. Gal's tenure included eleven years at Unisys Corporation (1983-1994) and three years at Motorola Inc. (1994-1997) in various technical and management positions.

Mr. Georges joined Maxim in June 1983 and was promoted to Vice President in June 2000.

Mr. Ghaffaripour joined Maxim in March 1999 and was promoted to Vice President in January 2001. Prior to joining Maxim, he was with National Semiconductor Corporation from 1990 to 1999 where he held various technical and management positions, most recently including that of Product line director for the Audio Business Unit.

Ms. Gilbert joined Maxim in November 1986 and was promoted to Vice President in July 2001.

Mr. Hale joined Dallas Semiconductor Corporation in June 1987 and served as Vice President and Chief Financial Officer of Dallas Semiconductor Corporation since 1992. He became an officer of Maxim upon the consummation of the merger between the Company and Dallas Semiconductor Corporation in April 2001.

Mr. Hood, a founder of the Company, joined the Company in June 1983 and was promoted to Vice President in February 1997. Prior to February 1997, he served in a number of engineering and manufacturing positions.

Mr. Huening joined Maxim in December 1983 and was promoted to Vice President in December 1993. Prior to December 1993, he served in a number of quality assurance positions.

Mr. Jasper joined Maxim in May 1998 as the Principal Accounting Officer and was promoted in April 1999 to Vice President and Chief Financial Officer. Prior to joining Maxim, he was with Read-Rite Corporation from November 1995 to April 1998, where he held the position of Vice President,

Corporate Controller, and prior to that was with Ernst & Young LLP from September 1983 to November 1995.

Dr. Navid joined Maxim in May 1997 as Vice President. Prior to joining Maxim and since 1980, he was with Philips Semiconductors, where he served in a number of wireless communications product line management positions.

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

Mr. Scheer joined Maxim in June 1983 and was promoted to Vice President in June 1992.

Ms. Smith-Lenox joined Maxim in October 1999 as Principal Accounting Officer. Prior to joining Maxim, she was with Hewlett Packard Company from September 1983 to October 1999, where she held various management positions in Accounting and Finance, most recently that of Controller. Prior to that she was with KPMG, San Francisco from 1980 to 1983.

Mr. Ullal joined Maxim in December 1989 and was promoted to Vice President in March 1996. Prior to March 1996, he served in a number of wafer fab operation positions.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements are included in the Company's 2001 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

     (1)  Consolidated Balance Sheets at June 30, 2001 and June 24, 2000.

          Consolidated Statements of Income for each of the three years in the period ended June 30, 2001.

          Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2001.

          Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001.

          Notes to Consolidated Financial Statements.

     (2) The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits. See attached Exhibit Index.

(b)  Reports on Form 8-K

     (1) In the fourth quarter of fiscal 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The Current Report was dated April 11, 2001 and was filed in connection with the merger with Dallas Semiconductor Corporation. No financial statements were filed with this Current Report.

     (2) In the fourth quarter of fiscal 2001, the Company filed with the Securities and Exchange Commission Amendment No. 1 to its Current Report on Form 8-K dated April 11, 2001. This Current Report on Form 8-K/A was dated June 8, 2001. Filed with this Current Report on Form 8-K/A were the audited financial statements and notes thereto included in Dallas Semiconductor Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and the Unaudited Pro Forma Combined Financial Statements that give effect to the merger of the Company and Dallas Semiconductor on a pooling-of-interests basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 21, 2001       MAXIM INTEGRATED PRODUCTS, INC.

                                  By: /s/ Carl W. Jasper
                                      ------------------------------------------
                                      Carl W. Jasper
                                      Vice President and Chief Financial Officer
                                      (For the Registrant and as Principal
                                      Financial Officer)


                                  By: /s/ Sharon E. Smith-Lenox
                                      ------------------------------------------
                                      Sharon E. Smith-Lenox
                                      Corporate Controller
                                      (Principal Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John F. Gifford, Carl W. Jasper and Sharon E. Smith-Lenox as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                              Date
---------                           -----                              ----
/s/ John F. Gifford                 President, Chief                   September 21, 2001
----------------------------        Executive Officer and
John F. Gifford                     Chairman of the Board
                                    (Principal Executive Officer)


/s/ Carl W. Jasper                  Vice President and Chief           September 21, 2001
----------------------------        Financial Officer
Carl W. Jasper                      (Principal Financial Officer)


/s/ Sharon E. Smith-Lenox           Corporate Controller               September 21, 2001
--------------------------          (Principal Accounting
Sharon Smith-Lenox                  Officer)


/s/ James R. Bergman                Director                           September 21, 2001
------------------------
James R. Bergman


/s/ B. Kipling Hagopian             Director                           September 21, 2001
------------------------
B. Kipling Hagopian


/s/ Eric P. Karros                  Director                           September 21, 2001
-----------------------------
Eric P. Karros


/s/ M.D. Sampels                    Director                           September 21, 2001
---------------------------
M.D. Sampels


/s/ A.R. Wazzan                     Director                           September 21, 2001
----------------------------
A.R. Wazzan

                                  EXHIBIT INDEX

Exhibit
Number                  Description
-------                 -----------
2.1 (1)                 Agreement and Plan of Merger, dated as of January 28, 2001, by and among the Company, MI Acquisition Sub, Inc. and
                        Dallas Semiconductor Corporation

3.1 (2) Restated Certificate of Incorporation of the Company, as amended

3.3 (3)                 Amendment to Restated Certificate of Incorporation of the
                        Company as filed with the Delaware Secretary of State on November 18, 1999

3.4 (4)                 Amended and Restated Bylaws of the Company, as amended

4.1                     Reference is made to Exhibits 3.1, 3.3 and 3.4

10.5 (5)                Agreement between John F. Gifford and the Company, dated as of July 14, 1987, as amended and restated(A)

10.6 (6)                Agreement between John F. Gifford and the Company, dated as of March 7, 1991(A)

10.8 (7)                The Company's Form of Indemnity Agreement

10.9 (8)                Asset Purchase Agreement by and between the Company and
                        Tektronix, Inc., dated as of March 31, 1994, as amended, with certain attachments(B)

10.10(5)                Technology Transfer Agreement by and between the Company and
                        Tektronix, Inc., dated May 27, 1994(B)

10.11(5)                The Company's Incentive Stock Option Plan, as amended(A)

10.12(9) The Company's 1987 Supplemental Stock Option Plan, as amended(A)

------------
(A) Management contract or compensatory plan or arrangement.

(B) Schedules and certain attachments omitted pursuant to Item 601(b) of Registration S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Commission. Certain material omitted pursuant to the request for confidential treatment by the Company.

Exhibit
Number                  Description
-------                 -----------
10.13(9)                The Company's Supplemental Nonemployee Stock Option Plan,
                        as amended(A)

10.14 The Company's 1987 Employee Stock Participation Plan, as amended(A)

10.15(9) The Company's 1988 Nonemployee Director Stock Option Plan, as amended(A)

10.16                   The Company's 1996 Stock Incentive Plan, as amended(A)

10.17                   Dallas Semiconductor Corporation - 1993 Officer and Director
                        Stock Option Plan, as amended, together with forms of stock option agreements thereunder

10.18                   Dallas Semiconductor Corporation Amended 1987 Stock Option
                        Plan, together with forms of stock option agreements thereunder

10.19                   Assumption Agreement relating to the Split Dollar Insurance
                        Agreement between Dallas Semiconductor Corporation and Alan
                        P. Hale, dated July 20, 2000, as amended

10.20                   Assumption Agreement relating to the Split Dollar Insurance
                        Agreement between Dallas Semiconductor Corporation and M.D.
                        Sampels, dated July 20, 2000, as amended

10.21                   Form of Shareholder Agreements between Dallas Semiconductor
                        Corporation and employee stockholders, as amended

10.22                   Agreement between Dallas Semiconductor Corporation and Alan
                        P. Hale, dated May 20, 1999, as amended

10.23                   Employment Agreement between Dallas Semiconductor
                        Corporation and Alan P. Hale, dated April 11, 2001

10.24                   Split Dollar Insurance Agreement between Dallas
                        Semiconductor Corporation and Alan P. Hale, dated July 20,
                        2000, as amended

Exhibit
Number                  Description
-------                 -----------
10.25                   Split Dollar Insurance Agreement between Dallas
                        Semiconductor Corporation and M.D. Sampels, dated July 20,
                        2000, as amended

10.26                   Assumption Agreement, dated April 11, 2001, relating to
                        Dallas Semiconductor Corporation Executives Retiree Medical
                        Plan, as amended

10.27                   Assumption Agreement, dated April 11, 2001, relating to
                        Dallas Semiconductor Corporation stock options

10.28                   Dallas Semiconductor Corporation Executives Retiree Medical
                        Plan, as amended

10.29                   Form of Indemnification Agreement between Dallas
                        Semiconductor Corporation and its directors and officers

13.1                    Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2001, incorporated by reference into
                        the Form 10-K

21.1                    Subsidiaries of the Company

23.1                    Consent of Ernst & Young LLP, Independent Auditors

23.2                    Consent of KPMG LLP, Independent Certified Public Accountants

24.1                    Power of Attorney (see page 28)

99.1                    Report of KPMG LLP

--------------------------
(1) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2001.

(2) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999.

(3) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(4) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Quarterly Report on Form 10-Q for the quarter ended September 23, 2000.

(5) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

(7) Incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-19561.

(8) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 1994.

(9) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Annual Report on Form 10-K for the year ended June 27, 1998.

                         MAXIM INTEGRATED PRODUCTS, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING

                                    ACCOUNTS
                             (amounts in thousands)

                                                          Additions
                                                           Charged
                                       Balance at         to Costs                            Balance at
                                        Beginning            and                                 End
                                        of Period         Expenses      Deductions (1)        of Period
                                        ---------         --------      --------------        ---------
Allowance for doubtful accounts:
     Year ended June 26, 1999             $ 2,322         $   259          $ 616              $ 1,965

     Year ended June 24, 2000             $ 1,965         $   501          $ 218              $ 2,248

     Year ended June 30, 2001             $ 2,248         $ 1,032          $   0              $ 3,280

(1)  Uncollectible accounts written off.