Form 10-Q
period 2001-09-29
MAXIM INTEGRATED PRODUCTS INC
filed 2001-11-13
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

        120 SAN GABRIEL DRIVE,
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

                                  YES [X] NO[ ]

    CLASS: COMMON STOCK,                             OUTSTANDING AT NOV 1, 2001
      $.001 PAR VALUE                                    322,954,034 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Condensed Consolidated Balance Sheets
                 as of September 29, 2001 and June 30, 2001                    3

              Condensed Consolidated Statements of Income
                 for the three months ended
                 September 29, 2001 and September 23, 2000                     4

              Condensed Consolidated Statements of Cash Flows
                 for the three months ended September 29,
                 2001 and September 23, 2000                                   5

              Notes to Condensed Consolidated Financial Statements            6-12

      ITEM 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   13-18

      ITEM 3. Quantitative and Qualitative Disclosures about
              Market Risk                                                     18

PART II. OTHER INFORMATION

      ITEM 1. Legal Proceedings                                               18

SIGNATURES                                                                    19

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.


                                                            September 29,     June 30,
                                                                2001            2001
(Amounts in thousands)                                       (Unaudited)
                                                             ----------      ----------

ASSETS

Current assets:
  Cash and cash equivalents                                  $  139,455      $   93,796
  Short-term investments                                        935,674       1,126,556
                                                             ----------      ----------
   Total cash, cash equivalents and short-term
     investments                                              1,075,129       1,220,352
                                                             ----------      ----------
  Accounts receivable, net                                       99,462         152,488
  Inventories                                                   159,308         162,656
  Deferred tax assets                                           118,590         103,205
  Income tax refund receivable                                   37,654          50,187
  Other current assets                                            6,548          10,204
                                                             ----------      ----------
     Total current assets                                     1,496,691       1,699,092
                                                             ----------      ----------
Property, plant and equipment, at cost, less
     accumulated depreciation                                   723,443         712,039
Other assets                                                     18,786          19,400
                                                             ----------      ----------
TOTAL ASSETS                                                 $2,238,920      $2,430,531
                                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $   82,532      $  100,921
  Income taxes payable                                           11,502           8,963
  Accrued salary and related expenses                            63,106          75,992
  Accrued expenses                                               99,108          94,105
  Deferred income on shipments to distributors                   39,072          45,396
                                                             ----------      ----------
     Total current liabilities                                  295,320         325,377
                                                             ----------      ----------
Other liabilities                                                 4,000           4,000
                                                             ----------      ----------
     Total liabilities                                          299,320         329,377
                                                             ----------      ----------
Stockholders' equity:
  Common stock                                                      324             330
  Additional paid-in capital                                    129,080         351,652
  Retained earnings                                           1,806,932       1,745,638
  Accumulated other comprehensive income                          3,264           3,534
                                                             ----------      ----------
     Total stockholders' equity                               1,939,600       2,101,154
                                                             ----------      ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $2,238,920      $2,430,531
                                                             ==========      ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.


                                                            Three Months Ended
                                                         ----------------------------
(Unaudited)                                              September 29,   September 23,
(Amounts in thousands, except per share data)                2001           2000
                                                         ------------   -------------
Net revenues                                               $239,426      $422,309
Cost of goods sold                                           71,845       148,415
                                                           --------      --------
    Gross margin                                            167,581       273,894
                                                           --------      --------
Operating expenses:
  Research and development                                   65,974        66,589
  Selling, general and
    administrative                                           25,091        41,562
                                                           --------      --------
    Total operating expenses                                 91,065       108,151
                                                           --------      --------
    Operating income                                         76,516       165,743
Interest income and other, net                               14,967        13,383
                                                           --------      --------
    Income before provision for
      income taxes                                           91,483       179,126
Provision for income taxes                                   30,189        60,053
                                                           --------      --------
    Net income                                             $ 61,294      $119,073
                                                           ========      ========
Earnings per share:
    Basic                                                  $   0.19      $   0.37
    Diluted                                                $   0.17      $   0.33
                                                           ========      ========
Shares used in the calculation of earnings per share:
    Basic                                                   330,711       322,946
    Diluted                                                 359,499       364,493
                                                           ========      ========
Dividends declared per share                               $     --      $  0.006
                                                           ========      ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        MAXIM INTEGRATED PRODUCTS, INC.

                                                                       For the three months ended
                                                                    --------------------------------
(Amounts in thousands) (Unaudited)                                  September 29,      September 23,
Increase (decrease) in cash and cash equivalents                       2001                2000
                                                                     ---------          ---------
Cash flows from operating activities:
Net income                                                           $  61,294          $ 119,073
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and other                                 14,198             22,374
   Plant and equipment charges                                              --             16,665
   Adjustment to conform fiscal period of pooled entity                     --              3,608
   Changes in assets and liabilities:
     Accounts receivable                                                53,026             (8,046)
     Inventories                                                         3,348             (6,820)
     Deferred taxes                                                     (6,175)             6,758
     Income tax refund receivable                                       12,533             (1,188)
     Other current assets                                                3,077              5,918
     Accounts payable                                                  (18,389)               294
     Income taxes payable                                               32,628             42,968
     Deferred income on shipments to distributors                       (6,324)             6,800
     All other accrued liabilities                                      (7,883)            (5,862)
                                                                     ---------          ---------
Net cash provided by operating activities                              141,333            202,542
                                                                     ---------          ---------
Cash flows from investing activities:
   Additions to property, plant and equipment, net                     (25,602)           (67,543)
   Other non-current assets                                                614              1,031
   Purchases of available-for-sale securities                         (370,739)          (191,676)
   Proceeds from sales/maturities of available-for-sale
     securities                                                        561,625            115,949
                                                                     ---------          ---------
Net cash provided by (used in) investing activities                    165,898           (142,239)
                                                                     ---------          ---------
Cash flows from financing activities:
   Issuance of common stock                                             25,060             30,590
   Repurchase of common stock                                         (286,632)           (99,123)
   Dividends paid                                                           --             (1,963)
                                                                     ---------          ---------
Net cash used in financing activities                                 (261,572)           (70,496)
                                                                     ---------          ---------
Net increase (decrease) in cash and cash equivalents                    45,659            (10,193)
Cash and cash equivalents:
   Beginning of year                                                    93,796             82,217
                                                                     ---------          ---------
   End of period                                                     $ 139,455          $  72,024
                                                                     =========          =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 29, 2001 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2001.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2001 was a 53-week fiscal year.

NOTE 2: BUSINESS COMBINATION

On April 11, 2001, the Company acquired Dallas Semiconductor Corporation (Dallas Semiconductor), a leading provider of specialty semiconductors. The Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company exchanged all options to purchase Dallas Semiconductor common stock for options to purchase approximately 5.9 million shares of the Company's common stock. The transaction was accounted for as a pooling-of-interests and qualifies as a tax-free reorganization.

All financial data of the Company presented in these condensed consolidated financial statements has been restated to include the historical financial data of Dallas Semiconductor in accordance with accounting principles generally accepted in the United States and pursuant to Regulation S-X of the Securities and Exchange Commission. Adjustments relating to deferral of income on shipments to distributors were required to conform the accounting policies of the acquired company. The Company and Dallas Semiconductor had certain differences in the classification of revenues and expenses in their historical statements of operations and assets and liabilities in their historical balance sheets. Adjustments have been made to conform the combined companies' income statement and balance sheet classifications. In addition, the lives of the property, plant and equipment acquired as part of the merger with Dallas Semiconductor were conformed to the lives used by the Company as appropriate.

The Company's statement of income for the three months ended September 23, 2000 was combined with the Dallas Semiconductor statement of income for the three months ended October 1, 2000.

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 3: INVENTORIES

Inventories consist of (in thousands):

                      September 29,      June 30,
                          2001             2001
                      -------------      --------
(Unaudited)
Raw materials           $ 19,929         $ 21,893
Work-in-process          100,464           91,727
Finished goods            38,915           49,036
                        --------         --------
                        $159,308         $162,656
                        ========         ========

NOTE 4: EARNINGS PER SHARE

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

                                                           Three Months Ended
                                                       ------------------------------
(Amounts in thousands, except per share                September 29,    September 23,
 data)                                                     2001             2000
                                                       -------------    -------------
Numerator for basic earnings per share
 and diluted earnings per share
   Net income                                            $ 61,294         $119,073
                                                         ========         ========
Denominator for basic earnings per share                  330,711          322,946
   Effect of dilutive securities:
     stock options and warrants                            28,788           41,547
                                                         --------         --------

Denominator for diluted earnings per share                359,499          364,493
                                                         ========         ========
Earnings per share:
   Basic                                                 $   0.19         $   0.37
   Diluted                                               $   0.17         $   0.33
                                                         ========         ========

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 5: SHORT-TERM INVESTMENTS

All short-term investments at September 29, 2001 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income which is a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in "Interest income and other, net" in the condensed consolidated statements of income.

NOTE 6: SEGMENT INFORMATION

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

Net revenues from unaffiliated customers by geographic region were as follows:

                                Three Months Ended
                           ------------------------------
(Amounts in thousands)     September 29,    September 23,
(Unaudited)                    2001             2000
                           -------------    -------------
United States                $ 86,755         $193,289
Europe                         57,143           97,215
Pacific Rim                    92,339          126,698
Rest of World                   3,189            5,107
                             --------         --------
                             $239,426         $422,309
                             ========         ========

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)    September 29,     June 30,
(Unaudited)                  2001             2001
                          ------------      --------
United States              $657,756         $646,519
Rest of World                65,687           65,520
                           --------         --------
                           $723,443         $712,039
                           ========         ========

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 7: COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of other comprehensive income (loss) and related tax effects were as follows:

                                                                      Three months ended
                                                                  ----------------------------
(Amounts in thousands)                                            September 29,  September 23,
(Unaudited)                                                           2001           2000
                                                                  -------------  -------------
Change in unrealized gains (losses) on investments,
 net of tax of ($108)                                                $ 112          $ --

Change in unrealized gains (losses) on forward exchange
 contracts, net of tax of ($197)                                      (382)           --
                                                                     -----          -----
Other comprehensive income (loss)                                    $(270)         $ --
                                                                     =====          =====

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheet consists of the accumulated net unrealized gain on available-for-sale investments and forward exchange contracts and the accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not tax affected.

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 8: MERGER AND SPECIAL CHARGES

During the fourth quarter of fiscal 2001, the Company recorded merger costs in connection with the acquisition of Dallas Semiconductor of approximately $26.4 million. These costs consist of approximately $14.1 million intended to satisfy the change in control payments under previously existing employment contracts and other non-employee director arrangements for which there was no future economic benefit; a $5.8 million payment to be made under a change in control provision in a previously existing life insurance arrangement for which there was no future economic benefit; and $6.5 million for fees related to investment banking, legal, accounting, filings with regulatory agencies, financial printing, and other related costs. It is expected that substantially all of these direct transaction costs will be paid out of existing cash reserves within 12 months of the consummation of the merger.

During the fourth quarter of fiscal 2001, the Company recorded special charges of $137.0 million. These special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal 2001 for Dallas Semiconductor's products in combination with the Company's intention to close Dallas Semiconductor's 6-inch wafer manufacturing facility and dispose of the related equipment. The Company intends to complete construction of an 8-inch wafer manufacturing facility located in Dallas, Texas that was under construction when the merger was consummated between the Company and Dallas Semiconductor. Once complete, the 8-inch wafer manufacturing facility will serve as Dallas Semiconductor's primary wafer manufacturing facility. In addition, the Company is concentrating test operations of the combined company at the Company's test facilities located in the Philippines and Thailand. Once complete, certain Dallas Semiconductor test equipment will be disposed of. The Company concluded that the above facts indicated that Dallas Semiconductor's long-lived assets might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Dallas Semiconductor's long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. The Company obtained a valuation report from an independent appraiser of the estimated fair value of the equipment at June 30, 2001, and validated the report with its own knowledge of the semiconductor used equipment market. Based on the cash flow analysis and valuation report, an impairment charge of $124.4 million was recorded to reduce the net book value of Dallas Semiconductor's long-lived assets to fair value. In addition to the above, the Company recorded special charges of $12.6 million to reflect the reorganization of the Company's sales organization, purchase order cancellation fees, and the reduction in the Company's manufacturing workforce. The above actions directly impacted employees in the Company's sales, marketing, and manufacturing organizations.

During the three months ended September 29, 2001, the Company terminated 297 employees and paid $3.0 million of termination benefits related to the above actions. The Company has terminated 390 employees and has paid $4.9 million of termination benefits related to the special charges recorded during the fourth quarter of fiscal year 2001.

                         MAXIM INTEGRATED PRODUCTS, INC.

Based on developments that occurred during the three months ended September 29, 2001 related to the special charges recorded during the fourth quarter of fiscal 2001, the Company revised its estimate of the reserve balance needed for purchase order cancellation fees. Based on the current status of negotiations with vendors regarding purchase order cancellation fees, the Company believes the amount which will ultimately be paid will be approximately $2.6 million less than the amount recorded for such charges during the fourth quarter of fiscal 2001. Accordingly, the Company decreased the amount recorded for purchase order cancellation fees by $2.6 million to reflect this change in estimate. In addition, as noted above, the Company terminated 297 employees during the three months ended September 29, 2001. These terminations resulted in the Company paying out approximately $2.6 million more in severance than the Company had recorded for such payments at June 30, 2001. This increase resulted from a higher level of terminations in the Company's manufacturing workforce in order to better match capacity with demand for the Company's products.

The following table summarizes the activity related to the above actions for the three months ended September 29, 2001:

                                                                   Purchase
                                                                    Order
                                Merger                           Cancellation
(Amount in thousands)           Costs           Severance            Fees             Other              Total
                               --------         ---------        ------------        --------          --------
Reserve balance
 at June 30, 2001              $  8,141          $    553          $  7,513          $  2,244          $ 18,451
Adjustment                         --               2,581            (2,581)             --                --
Cash payments                    (4,906)           (2,950)             --                (426)           (8,282)
                               --------          --------          --------          --------          --------
Reserve balance
 at September 29, 2001         $  3,235          $    184          $  4,932          $  1,818          $ 10,169
                               ========          ========          ========          ========          ========

The remaining merger and special charges reserve at September 29, 2001 is expected to be paid out by the end of fiscal year 2002.

NOTE 9: CONTINGENCIES

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing a patent litigation action by Linear Technology Corporation against the Company described in prior periodic reports to the SEC. The court found that the Company did not infringe any of the claims of the asserted patent. The suit had claimed that the Company infringed various "sleep mode" and "current reversal prevention" claims of U.S. Patent No. 5,481,178. These claims were directed to the operation of switching voltage regulators, parts commonly used in laptop computers, cellular telephones and other applications. The Company moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company's remaining summary judgment motions were rendered moot by its noninfringement ruling. The Company expects that Linear Technology Corporation will appeal the decision. No assurance can be given as to the outcome of any possible appeal.

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 10: COMMON STOCK REPURCHASES

Following the extraordinary events on September 11, 2001, the Securities and Exchange Commission issued an Emergency Order pursuant to Section 12(k)(2) of the Securities Exchange Act of 1934. This Emergency Order was issued to temporarily ease the restrictions of Rule 10-b-18 during the five business days following the opening of the U.S. securities market on September 17, 2001. The Emergency Order also provided that, despite pooling-of-interests provisions in Accounting Principles Board Opinion No. 16, Business Combinations, and the related interpretations of the American Institute of Certified Public Accountants, consensuses of the Financial Accounting Standards Board's Emerging Issues Task Force, rules and regulations of the Commission and interpretations by its staff, and other authoritative accounting guidance, a company could continue to account for its business combination transactions as a pooling-of-interests if it repurchased its own common stock pursuant to the Emergency Order. Subsequently, the Securities Exchange Commission extended this Emergency Order to September 28, 2001.

As a result of the Emergency Order, the Company authorized the repurchase of up to 10 million shares of its common stock for the ten business days following the opening of the U.S. securities markets on September 17, 2001.

During the period from September 17, 2001 to September 28, 2001, the Company repurchased 8.2 million shares of its common stock for $286.6 million.

NOTE 11: SUBSEQUENT EVENT

On September 28, 2001, the Securities and Exchange Commission issued an Exemptive Order to respond to market developments. Similar to its previously issued Emergency Order, the Exemptive Order eased the restrictions of Rule 10b-18 and provided that, despite pooling-of-interests provisions in Accounting Principles Board Opinion No. 16, Business Combinations, and the related interpretations of the American Institute of Certified Public Accountants, consensuses of the Financial Accounting Standards Board's Emerging Issues Task Force, rules and regulations of the Commission and interpretations by its staff, and other authoritative accounting guidance, a company could continue to account for its business combination transactions as a pooling-of-interests if it repurchased its own common stock pursuant to the Exemptive Order during the period from October 1, 2001 to October 12, 2001.

As a result of the Exemptive Order, the Company increased the number of shares authorized to be repurchased to 15 million, and during the period from October 1, 2001 to October 12, 2001, the Company repurchased an additional 2.0 million shares of its common stock for $67.8 million. The Company does not anticipate any further common stock repurchases in fiscal year 2002, and, to the extent that the Board's authorization to repurchase shares was not fully executed by October 12, 2001, that authorization has been rescinded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


NET REVENUES

Net revenues were $239.4 million and $422.3 million for the three months ended September 29, 2001 and September 23, 2000, respectively, a decrease of 43.3%. The decrease in net revenues is due to downturns in certain industry segments (particularly Internet and network-related businesses) and in the general economy.

During the three months ended September 29, 2001, approximately 64% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company's results of operations for the three ended September 29, 2001 was immaterial.

GROSS MARGIN

Gross margin was 70.0% and 64.9% for the three months ended September 29, 2001 and September 23, 2000, respectively. The increase in gross margin for the three months ended September 29, 2001 is primarily attributable to production efficiencies obtained through economies of scale and cost reductions. The increase in gross margin in the three months ended September 29, 2001 was partially offset by an increase in inventory reserves of $3.5 million. Gross margin for the three months ended September 23, 2000 was negatively impacted due to $14.9 million recorded to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESEARCH AND DEVELOPMENT

Research and development expenses were $66.0 million and $66.6 million for the three months ended September 29, 2001, and September 23, 2000, respectively, which represented 27.6% and 15.8% of net revenues, respectively.

The decrease in research and development expenses in absolute dollars for the three months ended September 29, 2001 as compared to the same period in the prior year is due to $3.5 million recorded during the three months ended September 23, 2000 to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation. The decrease is somewhat offset by increased headcount and related employee expenses to continue development of new products to support revenue growth, and increased wafer and mask expenses to support new product development.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $25.1 million and $41.6 million for the three months ended September 29, 2001, and September 23, 2000, respectively, which represented 10.5% and 9.8% of net revenues, respectively. The decrease in selling, general, and administrative expenses in absolute dollars for the three months ended September 29, 2001 as compared to the three months ended September 23, 2000 is due to lower sales representative commissions and decreased headcount related expenses due mainly to a reorganization of the combined Company's sales organization completed in the fourth quarter of fiscal year 2001. In addition, the Company recorded a charge of $3.0 million for technology licensing during the three months ended September 23, 2000.

INTEREST INCOME AND OTHER, NET

Interest income and other, net was $15.0 million and $13.4 million for the three months ended September 29, 2001, and September 23, 2000, respectively. The increase in interest income and other, net for the three months ended September 29, 2001 is a result of higher levels of invested cash, cash equivalents and short-term investments partially offset by decreased interest rates on invested amounts.

INCOME TAXES

The effective income tax rate for the three months ended September 29, 2001 and September 23, 2000 was 33.0% and 33.5%, respectively. This rate differs from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company's Foreign Sales Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

OUTLOOK

First quarter bookings were approximately $211 million, an 18% increase over the previous quarter's level of $179 million. Turns orders received during the quarter were $102 million, a 64% increase over the $62 million received in the prior quarter. Turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders. Bookings increased in the U.S. both for OEM and distribution channels and in the Pacific Rim region. Bookings for most product lines were higher than in the fourth quarter of fiscal 2001. First quarter ending backlog shippable within the next 12 months was approximately $196 million, including $172 million requested for shipment in the second quarter of fiscal year 2002.

While the Company is encouraged by the increase in order rates, it remains cautious about its short-term revenue outlook because of customers' backlog situations and their unwillingness to commit to inventories and longer-term orders due to short lead times. As lead times begin to lengthen, the Company expects bookings rates to continue to increase. The Company expects that its fourth quarter was the bottom of the correction period for bookings, with the first quarter representing the revenue low point. Although the Company expects second quarter bookings to exceed first quarter levels, it estimates that second quarter revenues and earnings will increase only slightly over first quarter levels due to available backlog at the beginning of the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the three months ended September 29, 2001 were from $190.9 million of net investment activities, net cash generated from operating activities of $141.3 million, and proceeds from the issuance of common stock of $25.1 million associated with the Company's stock option programs.

The principal uses of funds were the repurchase of $286.6 million of common stock and the purchase of $25.6 million in property, plant and equipment. The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases and operations for the next twelve months.

In the past, it was the Company's policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. That stock repurchase policy was discontinued in the third quarter of fiscal 2001 with the exception of common stock repurchased pursuant to the Emergency Order issued by the Securities and Exchange Commission on September 14, 2001 and the Exemptive Order issued by the Securities and Exchange Commission on September 28, 2001 (See Notes 10 and 11 to Notes to Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. They include the Company's expectations regarding future revenues, the Company's assessment of its customers' willingness or unwillingness to commit to inventories and longer-term orders, the Company's expectations regarding booking rates increases and the bottoms in bookings and revenues, the Company's estimate that revenues and earnings will increase in the second fiscal quarter of 2002 and the Company's assessment of the sufficiency of its capital resources and liquidity. Results could differ materially from those forecasted based upon, among other things, the Company incorrectly assessing customer end-user demand and willingness to commit to inventories and orders, and order cancellation levels; technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market such as further declines in customer forecasts or greater than expected cyclical downturns within the mixed-signal analog segment of the semiconductor market or possible effects of capacity constraints affecting other suppliers to equipment manufacturers; and the Company being unable to sustain its successes in recruiting and retaining high- quality personnel and its successes in the markets its products are introduced in, as well as other risks described in the Company's Form 10-K for the fiscal year ended June 30, 2001.

Additional risk factors include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; whether the Company is able to effectively and successfully manage manufacturing operations during a period of diminished demand; and whether the Company is able to successfully commercialize its new technologies, such as its next-generation high-frequency technologies, that it has been investing in by designing and introducing new products based on these new technologies.

In addition to the above, there are certain risks and uncertainties related to the Company's acquisition of Dallas Semiconductor (see Notes 2 and 8 of Notes to Condensed Consolidated Financial Statements). Although the process of integrating the personnel and operations of Dallas Semiconductor, with the goals of reducing cost and increasing efficiency and productivity, has been proceeding well in most regards, no assurance can be given that products, technologies, distribution channels, customer support operations, management information systems, key personnel and businesses of Dallas Semiconductor will be effectively assimilated into the Company's business or product offerings, or that such integration will be completed according to the Company's schedule, or that the results of the integration will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Other important factors that could cause actual results to differ materially from those predicted or implied in this report include overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; and other risk factors described in the Company's filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the year ended June 30, 2001.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2001.


PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing a patent litigation action by Linear Technology Corporation against the Company described in prior periodic reports to the SEC. The court found that the Company did not infringe any of the claims of the asserted patent. The suit had claimed that the Company infringed various "sleep mode" and "current reversal prevention" claims of U.S. Patent No. 5,481,178. These claims were directed to the operation of switching voltage regulators, parts commonly used in laptop computers, cellular telephones and other applications. The Company moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company's remaining summary judgment motions were rendered moot by its noninfringement ruling. The Company expects that Linear Technology Corporation will appeal the decision. No assurance can be given as to the outcome of any possible appeal.

ITEMS 2, 3, 4, 5 AND 6 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NOVEMBER 12, 2001                     MAXIM INTEGRATED PRODUCTS, INC.
-----------------                     ------------------------------------------
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