Form 10-Q
period 2001-12-29
MAXIM INTEGRATED PRODUCTS INC
filed 2002-02-12
CIK 743316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001

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

                                YES [X]   NO [ ]

        CLASS: COMMON STOCK,                   OUTSTANDING AT FEB 1, 2002
           $.001 PAR VALUE                         325,840,966 SHARES

                         MAXIM INTEGRATED PRODUCTS, INC.

INDEX


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
        ITEM 1. Financial Statements

               Condensed Consolidated Balance Sheets
                 as of December 29, 2001 and June 30, 2001                  3

               Condensed Consolidated Statements of Income
                 for the three and six months ended
                 December 29, 2001 and December 30, 2000                    4

               Condensed Consolidated Statements of Cash Flows
                 for the six months ended December 29, 2001 and
                 December 30, 2000                                          5

               Notes to Condensed Consolidated Financial Statements         6-12

        ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations               13-18

        ITEM 3. Quantitative and Qualitative Disclosures about
                Market Risk                                                 18

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings                                           18

        ITEM 4. Submission of Matters to a Vote of Security Holders         19

SIGNATURES                                                                  20

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         MAXIM INTEGRATED PRODUCTS, INC.


==============================================================================
                                                   December 29,      June 30,
                                                       2001            2001
(Amounts in thousands)                             (Unaudited)
==============================================================================
ASSETS
------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                         $  158,728      $   93,796
  Short-term investments                               938,479       1,126,556
------------------------------------------------------------------------------
   Total cash, cash equivalents and short-term
     investments                                     1,097,207       1,220,352
------------------------------------------------------------------------------
  Accounts receivable, net                              94,754         152,488
  Inventories                                          154,447         162,656
  Deferred tax assets                                  126,310         103,205
  Income tax refund receivable                          40,017          50,187
  Other current assets                                   8,465          10,204
------------------------------------------------------------------------------
     Total current assets                            1,521,200       1,699,092
------------------------------------------------------------------------------
Property, plant and equipment, at cost, less
     accumulated depreciation                          727,800         712,039
Other assets                                            19,578          19,400
------------------------------------------------------------------------------
TOTAL ASSETS                                        $2,268,578      $2,430,531
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   61,005      $  100,921
  Income taxes payable                                  10,462           8,963
  Accrued salary and related expenses                   70,907          75,992
  Accrued expenses                                      92,426          94,105
  Deferred income on shipments to distributors          31,154          45,396
------------------------------------------------------------------------------
     Total current liabilities                         265,954         325,377
------------------------------------------------------------------------------
Other liabilities                                        4,000           4,000
------------------------------------------------------------------------------
     Total liabilities                                 269,954         329,377
------------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                             325             330
  Additional paid-in capital                           127,225         351,652
  Retained earnings                                  1,869,486       1,745,638
  Accumulated other comprehensive income                 1,588           3,534
------------------------------------------------------------------------------
     Total stockholders' equity                      1,998,624       2,101,154
------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $2,268,578      $2,430,531
==============================================================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                         MAXIM INTEGRATED PRODUCTS, INC.

------------------------------------------------------------------------------------------------
                                         Three Months Ended               Six Months Ended
(Amounts in thousands, except per    ---------------------------    ----------------------------
share data)                          December 29,   December 30,    December 29,    December 30,
(Unaudited)                             2001            2000            2001            2000
================================================================================================
Net revenues                          $247,108        $438,317        $486,534        $860,626
Cost of goods sold                      73,961         154,112         145,806         302,527
----------------------------------------------------------------------------------------------
   Gross margin                        173,147         284,205         340,728         558,099
----------------------------------------------------------------------------------------------
Operating expenses:
 Research and development               68,567          71,527         134,541         138,116
 Selling, general and
   administrative                       22,857          43,419          47,948          84,981
----------------------------------------------------------------------------------------------
   Total operating expenses             91,424         114,946         182,489         223,097
----------------------------------------------------------------------------------------------
   Operating income                     81,723         169,259         158,239         335,002
Interest income, net                    11,641          14,912          26,608          28,295
----------------------------------------------------------------------------------------------
   Income before provision for
     income taxes                       93,364         184,171         184,847         363,297
Provision for income taxes              30,810          61,995          60,999         122,048
----------------------------------------------------------------------------------------------
   Net income                         $ 62,554        $122,176        $123,848        $241,249
==============================================================================================
Earnings per share:
   Basic                              $   0.19        $   0.38        $   0.38        $   0.75
   Diluted                            $   0.18        $   0.34        $   0.35        $   0.66
==============================================================================================
Shares used in the calculation
  of earnings per share:
   Basic                               323,897         324,491         327,304         323,719
   Diluted                             355,799         361,563         357,649         363,028
==============================================================================================
Dividends declared per share          $     --        $  0.006        $     --        $  0.012
==============================================================================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        MAXIM INTEGRATED PRODUCTS, INC.


==============================================================================================
                                                                   For the Six Months Ended
(Amounts in thousands)                                         -------------------------------
(Unaudited)                                                    December 29,       December 30,
Increase (decrease) in cash and cash equivalents                  2001                2000
==============================================================================================
Cash flows from operating activities:
Net income                                                     $   123,848         $   241,249
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and other                             28,519              47,513
   Plant and equipment charges                                          --              31,865
   Adjustment to conform fiscal period of pooled entity                 --               3,608
   Changes in assets and liabilities:
     Accounts receivable                                            57,734              20,760
     Inventories                                                     8,209              (9,818)
     Deferred taxes                                                (12,996)              7,495
     Income tax refund receivable                                   10,170              (1,956)
     Other current assets                                            1,350              10,107
     Accounts payable                                              (39,916)             32,823
     Income taxes payable                                           67,911              93,764
     Deferred income on shipments to distributors                  (14,242)              8,216
     All other accrued liabilities                                  (6,764)             (5,292)
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                          223,823             480,334
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment, net                 (44,280)           (194,830)
   Other non-current assets                                           (178)             (2,823)
   Purchases of available-for-sale securities                     (819,045)           (410,518)
   Proceeds from sales/maturities of available-for-sale
     securities                                                  1,004,361             290,919
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                140,858            (317,252)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                         54,699              52,803
   Repurchase of common stock                                     (354,448)           (205,304)
   Dividends paid                                                       --              (3,936)
----------------------------------------------------------------------------------------------
Net cash used in financing activities                             (299,749)           (156,437)
----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           64,932               6,645
Cash and cash equivalents:
   Beginning of year                                                93,796              82,217
----------------------------------------------------------------------------------------------
   End of period                                               $   158,728         $    88,862
==============================================================================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                         MAXIM INTEGRATED PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 29, 2001 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2001.

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

The Company's statement of income for the three and six months ended December 30, 2000 was combined with the Dallas Semiconductor statement of income for the three and six months ended December 31, 2000.

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 3: INVENTORIES

Inventories consist of (in thousands):

                     December 29,      June 30,
                         2001            2001
                     ------------      --------
(Unaudited)

Raw materials          $ 16,386        $ 21,893
Work-in-process         103,679          91,727
Finished goods           34,382          49,036
                       --------        --------
                       $154,447        $162,656
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

-----------------------------------------------------------------------------------------------------
                                             Three Months Ended               Six Months Ended
(Amounts in thousands, except per        ----------------------------    ----------------------------
 share data)                             December 29,    December 30,    December 29,    December 30,
(Unaudited)                                  2001            2000            2001            2000
=====================================================================================================
 Numerator for basic earnings per
  share and diluted earnings per
  share
    Net income                             $ 62,554        $122,176        $123,848        $241,249
=====================================================================================================
 Denominator for basic earnings per
  share                                     323,897         324,491         327,304         323,719
    Effect of dilutive securities:
      stock options and warrants             31,902          37,072          30,345          39,309
                                           --------------------------------------------------------
 Denominator for diluted earnings
  per share                                 355,799         361,563         357,649         363,028
=====================================================================================================
Earnings per share:
    Basic                                  $   0.19        $   0.38        $   0.38        $   0.75
    Diluted                                $   0.18        $   0.34        $   0.35        $   0.66
=====================================================================================================

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 5: SHORT-TERM INVESTMENTS

All short-term investments at December 29, 2001 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income which is a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in "Interest income, net" in the condensed consolidated statements of income.

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

Net revenues from unaffiliated customers by geographic region were as follows:

----------------------------------------------------------------------------------------
                                 Three Months Ended               Six Months Ended
                            ----------------------------    ----------------------------
(Amounts in thousands)      December 29,    December 30,    December 29,    December 30,
(Unaudited)                     2001            2000            2001            2000
========================================================================================
United States                 $ 95,936        $196,099        $182,691        $389,388
Europe                          50,083         100,946         107,226         198,161
Pacific Rim                     97,710         134,848         190,049         261,546
Rest of World                    3,379           6,424           6,568          11,531
--------------------------------------------------------------------------------------
                              $247,108        $438,317        $486,534        $860,626
======================================================================================

Net long-lived assets by geographic region were as follows:

--------------------------------------------------------
(Amounts in thousands)        December 29,      June 30,
(Unaudited)                       2001            2001
--------------------------------------------------------
United States                   $662,152        $646,519
Rest of World                     65,648          65,520
--------------------------------------------------------
                                $727,800        $712,039
========================================================

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 7: COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of other comprehensive income (loss) and related tax effects were as follows:

-------------------------------------------------------------------------------------------------------
                                               Three Months Ended               Six Months Ended
                                         -----------------------------    -----------------------------
(Amounts in thousands)                   December 29,     December 30,    December 29,     December 30,
(Unaudited)                                  2001             2000            2001             2000
=======================================================================================================
 Change in unrealized gains
 (losses) on investments,
  net of tax of $(962), $809,
  $(1,070), and $809, respectively         $ (1,802)        $  1,377        $ (1,691)        $  1,377

 Change in unrealized gains
 (losses) on forward exchange
  contracts, net of tax of $63, $0,
  $(134), and $0, respectively                  127               --            (255)              --
-----------------------------------------------------------------------------------------------------
 Other comprehensive income (loss)         $ (1,675)        $  1,377        $ (1,946)        $  1,377
=====================================================================================================

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

During the fourth quarter of fiscal 2001, the Company recorded special charges of $137.0 million. These special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal year 2001 for Dallas Semiconductor's products in combination with the Company's intention to close Dallas Semiconductor's 6-inch wafer manufacturing facility and dispose of the related equipment. The Company intends to complete construction of an 8-inch wafer manufacturing facility located in Dallas, Texas that was under construction when the merger was consummated. Once complete, the 8-inch wafer manufacturing facility will serve as Dallas Semiconductor's primary wafer manufacturing facility. In addition, the Company is concentrating test operations of the combined company at the Company's test facilities located in the Philippines and Thailand. Once complete, certain Dallas Semiconductor test equipment will be disposed of. The Company concluded that the above facts indicated that Dallas Semiconductor's long-lived assets might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Dallas Semiconductor's long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Based on the cash flow analysis, an impairment charge of $124.4 million was recorded to reduce the net book value of Dallas Semiconductor's long-lived assets to fair value. In addition to the above, the Company recorded special charges of $12.6 million to reflect the reorganization of the Company's sales organization, purchase order cancellation fees, and the reduction in the Company's manufacturing workforce. The above actions directly impacted employees in the Company's sales, marketing, and manufacturing organizations.

During the three months ended December 29, 2001, the Company recorded special charges of $1.4 million related to reductions in the Company's manufacturing workforce. It is expected that 201 employees will be terminated by these actions, of which 158 were terminated and $1.0 million of termination benefits were paid by December 29, 2001. In addition to the above, during the three months ended December 29, 2001, the Company paid $0.2 million of termination benefits related to special charges recorded during the fourth quarter of fiscal year 2001. The Company has terminated 391 employees and has paid $5.1 million of termination benefits related to the special charges recorded during the fourth quarter of fiscal year 2001.

                         MAXIM INTEGRATED PRODUCTS, INC.

Based on developments that occurred during the three months ended December 29, 2001 related to the special charges recorded during the fourth quarter of fiscal 2001, the Company revised its estimate of the reserve balance needed for purchase order cancellation fees. Based on the current status of negotiations with vendors regarding purchase order cancellation fees, the Company believes the amount which will ultimately be paid will be approximately $1.4 million less than the amount recorded for such charges at September 29, 2001. Accordingly, the Company decreased the amount recorded for purchase order cancellation fees by $1.4 million to reflect this change in estimate.

The following table summarizes the activity related to the above actions for the six months ended December 29, 2001:

-------------------------------------------------------------------------------------------------------
                                                            Purchase
                                                              Order
                            Merger                        Cancellation
(Amount in thousands)       Costs           Severance          Fees            Other            Total
-------------------------------------------------------------------------------------------------------
 Reserve balance at
  June 30, 2001            $  8,141         $    553         $  7,513         $  2,244         $ 18,451
 Adjustment                      --            2,581           (2,581)              --               --
 Cash payments               (4,906)          (2,950)              --             (426)          (8,282)
-------------------------------------------------------------------------------------------------------
 Reserve balance at
  September 29, 2001       $  3,235         $    184         $  4,932         $  1,818         $ 10,169
 Special charges                 --            1,400               --               --            1,400
 Adjustment                      --               --           (1,400)              --           (1,400)
 Cash payments                   --           (1,167)              --               --           (1,167)
-------------------------------------------------------------------------------------------------------
 Reserve balance at
  December 29, 2001        $  3,235         $    417         $  3,532         $  1,818         $  9,002
=======================================================================================================

The remaining merger and special charges reserve at December 29, 2001 is expected to be paid out by the end of fiscal year 2002.

NOTE 9: CONTINGENCIES

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing a patent litigation action by Linear Technology Corporation against the Company described in prior periodic reports to the SEC. The court found that the Company did not infringe any of the claims of the asserted patent. The suit had claimed that the Company infringed various "sleep mode" and "current reversal prevention" claims of U.S. Patent No. 5,481,178. These claims were directed to the operation of switching voltage regulators, parts commonly used in laptop computers, cellular telephones and other applications. The Company moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company's remaining summary judgment motions were rendered moot by its noninfringement ruling. Linear Technology Corporation has appealed the decision. While the Company continues to believe the claims are without merit, no assurance can be given as to the outcome of the appeal.

                         MAXIM INTEGRATED PRODUCTS, INC.

NOTE 10: COMMON STOCK REPURCHASES

Following the extraordinary events on September 11, 2001, the Securities and Exchange Commission issued an Emergency Order pursuant to Section 12(k)(2) of the Securities Exchange Act of 1934. This Emergency Order was issued to temporarily ease the restrictions of Rule 10 b-18 during the five business days following the opening of the U.S. securities market on September 17, 2001. The Emergency Order also provided that, despite pooling-of-interests provisions in Accounting Principles Board Opinion No. 16, Business Combinations, and the related interpretations of the American Institute of Certified Public Accountants, consensuses of the Financial Accounting Standards Board's Emerging Issues Task Force, rules and regulations of the Commission and interpretations by its staff, and other authoritative accounting guidance, a company could continue to account for its business combination transactions as a pooling-of-interests if it repurchased its own common stock pursuant to the Emergency Order. Subsequently, the Securities Exchange Commission extended this Emergency Order to September 28, 2001.

As a result of the Emergency Order, the Company authorized the repurchase of up to 10 million shares of its common stock for the ten business days following the opening of the U.S. securities markets on September 17, 2001. During the period from September 17, 2001 to September 28, 2001, the Company repurchased 8.2 million shares of its common stock for $286.6 million

On September 28, 2001, the Securities and Exchange Commission issued an Exemptive Order to respond to market developments. Similar to its previously issued Emergency Order, the Exemptive Order eased the restrictions of Rule
10 b-18 and provided that, despite pooling-of-interests provisions in Accounting Principles Board Opinion No. 16, Business Combinations, and the related interpretations of the American Institute of Certified Public Accountants, consensuses of the Financial Accounting Standards Board's Emerging Issues Task Force, rules and regulations of the Commission and interpretations by its staff, and other authoritative accounting guidance, a company could continue to account for its business combination transactions as a pooling-of-interests if it repurchased its own common stock pursuant to the Exemptive Order during the period from October 1, 2001 to October 12, 2001.

On October 1, 2001 the Company increased the number of shares authorized to be repurchased to 15 million, and during the period from October 1, 2001 to October 12, 2001, the Company repurchased 2.0 million shares of its common stock for $67.8 million. The Company does not anticipate any further common stock repurchases in fiscal year 2002, and, to the extent that the Board's authorization to repurchase shares was not fully executed by October 12, 2001, that authorization has been rescinded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


NET REVENUES

Net revenues were $247.1 million and $438.3 million for the three months ended December 29, 2001 and December 30, 2000, respectively, a decrease of 43.6%. Net revenues were $486.5 million and $860.6 million for the six months ended December 29, 2001 and December 30, 2000, respectively, a decrease of 43.5%. The decrease in net revenues is due to downturns in certain industry segments and in the general economy.

During the three and six months ended December 29, 2001, approximately 61% and 62%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company's results of operations for the three and six months ended December 29, 2001 was immaterial.

GROSS MARGIN

Gross margin was 70.1% and 64.8% for the three months ended December 29, 2001 and December 30, 2000, respectively. The increase in gross margin for the three months ended December 29, 2001 is attributable to cost reductions and charges recorded during the three months ended December 29, 2001 as compared to the three months ended December 30, 2000. Gross margin for the three months ended December 29, 2001 was negatively impacted due to $3.0 million recorded for inventory reserves. Gross margin for the three months ended December 30, 2000 was negatively impacted due to $14.3 million recorded for inventory reserves and $11.6 million recorded to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation.

Gross margin was 70.0% and 64.8% for the six months ended December 29, 2001 and December 30, 2000, respectively. The increase in gross margin for the six months ended December 29, 2001 is attributable to cost reductions and charges recorded during the six months ended December 29, 2001 as compared to the six months ended December 30, 2000. Gross margin for the six months ended December 29, 2001 was negatively impacted due to $6.5 million recorded for inventory reserves. Gross margin for the six months ended December 30, 2000 was negatively impacted due to $16.9 million recorded for inventory reserves and $26.5 million recorded to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


RESEARCH AND DEVELOPMENT

Research and development expenses were $68.6 million and $71.5 million for the three months ended December 29, 2001, and December 30, 2000, respectively, which represented 27.7% and 16.3% of net revenues, respectively.

Research and development expenses were $134.5 million and $138.1 million for the six months ended December 29, 2001, and December 30, 2000, respectively, which represented 27.7% and 16.0% of net revenues, respectively.

The decrease in research and development expenses in absolute dollars for the three and six months ended December 29, 2001 as compared to the same periods in the prior year is due to $3.6 million and $7.1 million recorded during the three and six months ended December 30, 2000, respectively, to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation. The decrease is somewhat offset primarily by increased headcount and related employee expenses to continue development of new products to support revenue growth.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $22.8 million and $43.4 million for the three months ended December 29, 2001, and December 30, 2000, respectively, which represented 9.2% and 9.9% of net revenues, respectively.

Selling, general and administrative expenses were $47.9 million and $85.0 million for the six months ended December 29, 2001, and December 30, 2000, respectively, which represented 9.9% and 9.9% of net revenues, respectively.

The decrease in selling, general, and administrative expenses in absolute dollars for the three and six months ended December 29, 2001 as compared to the three and six months ended December 30, 2000 is due to lower sales representative commissions and decreased headcount related expenses due mainly to a reorganization of the combined Company's sales organization completed in the fourth quarter of fiscal year 2001. In addition, the Company recorded charges of $4.0 million and $7.0 million during the three and six months ended December 30, 2000, respectively, for technology licensing.

INTEREST INCOME, NET

Interest income, net was $11.6 million and $26.6 million for the three and six months ended December 29, 2001, respectively, compared to $14.9 million and $28.3 million for the three and six months ended December 30, 2000, respectively. The decrease in interest income, net for the three and six months ended December 29, 2001 as compared to the three and six months ended December 30, 2000 is a result of decreased interest rates on invested amounts offset somewhat by higher levels of invested cash.

INCOME TAXES

The effective income tax rate for the three months ended December 29, 2001 and December 30, 2000 was 33.0% and 33.7%, respectively. The effective income tax rate for the six months ended December 29, 2001 and December 30, 2000 was 33.0% and 33.6%, respectively. These rates differ from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company's Foreign Sales Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


OUTLOOK

Second quarter bookings were approximately $230 million, a 9% increase over the first quarter's level of $211 million. Turns orders received during the quarter were $125 million, a 23% increase over the $102 million received in the prior quarter (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Order cancellations were down 39% from the first quarter and down 81% from the year ago level. Bookings increased in all geographic regions except the U.S., where bookings decreased slightly compared to the prior quarter. Bookings increased in most of the Company's 14 business units, with particular strength in those business units with products for portable equipment. Bookings were down from the first quarter for those business units with products for the test equipment, fiber and telecommunication equipment markets.

Second quarter ending backlog shippable within the next 12 months was approximately $187 million, including $170 million requested for shipment in the third quarter of fiscal year 2002. The Company's first quarter ending backlog shippable within the next 12 months was approximately $196 million, including approximately $172 million requested for shipment in the second quarter of fiscal year 2002.

The Company is confident that inventory levels for much of the end equipment that its products address are either significantly reduced or have moderated. The Company remains cautious about the short-term outlook for the telecom and ATE markets, where its customers are still working through inventories. Although the Company believes that its customers' visibility is better now than it has been in the past several quarters, turns orders remain high because of the Company's short lead times. As lead times increase, the Company expects customers to place orders beyond their immediate needs.

The Company is encouraged by the continued increase in bookings during its second quarter. Although visibility remains limited, the Company currently expects bookings to increase again in the third quarter of fiscal year 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the six months ended December 29, 2001 were from net cash generated from operating activities of $223.8 million, $185.3 million of net investment activities, and proceeds from the issuance of common stock of $54.7 million associated with the Company's stock option programs.

The principal uses of funds were the repurchase of $354.4 million of common stock and the purchase of $44.3 million in property, plant and equipment. The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases and operations for the next twelve months.

The Company is subject to pending legal proceedings. For example, see Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding a pending patent litigation. Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position. If, however, the court in the action brought by Linear Technology Corporation were to reverse its recent dismissal of the patent litigation claims brought by Linear Technology Corporation against the Company, and were Linear Technology Corporation to prevail in its claims against the Company, the Company's operating results could be adversely affected.

In the past, it was the Company's policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. That stock repurchase policy was terminated in the third quarter of fiscal 2001. See Note 10 of Notes to Condensed Consolidated Financial Statements regarding repurchases of common stock in the first and second quarters of fiscal year 2002 and the subsequent termination of such repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Forward-looking statements in this report, including this Management's Discussion and Analysis section, involve risk and uncertainty. Forward-looking statements include the Company's expectations regarding future bookings, the Company's assessment of its customers' ability to forecast their future business and their willingness or unwillingness to commit to inventories and longer term orders, the Company's assessment of the outlook for the telecom and ATE markets and the Company's assessment of the sufficiency of its capital resources and liquidity. Results could differ materially from those forecasted based upon, among other things, the Company incorrectly assessing customer end-user demand and willingness to commit to inventories and orders, and order cancellation levels. Given the Company's backlog of orders at the end of December 2001, the Company's ability to increase revenues in the current quarter will depend on the amount of turns orders that it can generate and on its ability to match orders with available inventory. In addition, future business could be adversely affected by technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market such as further declines in customer forecasts or greater than expected cyclical downturns within the mixed-signal analog segment of the semiconductor market or possible effects of capacity constraints affecting other suppliers to equipment manufacturers; the Company being unable to sustain its successes in recruiting and retaining high-quality personnel; and the Company's successes in the markets its products are introduced in, as well as other risks described in the Company's Form 10-K for the fiscal year ended June 30, 2001.

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


PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing a patent litigation action by Linear Technology Corporation against the Company described in prior periodic reports to the SEC. The court found that the Company did not infringe any of the claims of the asserted patent. The suit had claimed that the Company infringed various "sleep mode" and "current reversal prevention" claims of U.S. Patent No. 5,481,178. These claims were directed to the operation of switching voltage regulators, parts commonly used in laptop computers, cellular telephones and other applications. The Company moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company's remaining summary judgment motions were rendered moot by its noninfringement ruling. Linear Technology Corporation has appealed the decision. While the Company continues to believe the claims are without merit, no assurance can be given as to the outcome of the appeal.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 15, 2001. The following proposals were voted on by the Company's Stockholders and results obtained thereon:

PROPOSAL 1: ELECTION OF DIRECTORS

The following directors were elected as directors by the votes indicated:

Nominee                              Votes in Favor        Votes Withheld
-------                              --------------        --------------
James R. Bergman                      288,602,764             1,390,257
John F. Gifford                       266,823,540            23,169,481
B. Kipling Hagopian                   288,595,629             1,397,392
Eric C. Karros                        288,170,508             1,822,513
M.D. Sampels                          288,509,956             1,483,065
A.R. Frank Wazzan                     288,580,220             1,412,801

PROPOSAL 2: RATIFICATION AND APPROVAL OF THE COMPANY'S 1996 STOCK INCENTIVE PLAN, AS AMENDED, AND AMENDMENTS TO THE COMPANY'S 1987 EMPLOYEE STOCK PARTICIPATION PLAN, AS AMENDED, INCLUDING, WITHOUT LIMITATION, AMENDMENTS INCREASING THE NUMBER OF SHARES AVAILABLE FOR ISSUANCE BY 13,200,000 SHARES.

The proposal was ratified and approved with 183,918,792 votes in favor, 104,808,679 against, and 1,265,550 abstentions.

PROPOSAL 3: RATIFICATION OF RETENTION OF INDEPENDENT AUDITORS

The retention of Ernst & Young LLP as the Company's independent auditors for fiscal year 2002 was ratified with 288,344,759 votes in favor, 713,740 votes against, and 934,522 abstentions.


ITEMS 2, 3, 5 AND 6 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FEBRUARY 12, 2002                       MAXIM INTEGRATED PRODUCTS, INC.
-----------------                       -------------------------------
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