Form 10-Q
period 2002-03-30
MAXIM INTEGRATED PRODUCTS INC
filed 2002-05-14
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ____________ to ____________

COMMISSION FILE NO. 0-16538

MAXIM INTEGRATED PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-2896096 (I.R.S. Employer I.D. No.)

120 SAN GABRIEL DRIVE, SUNNYVALE, CALIFORNIA (Address of Principal Executive Offices)	94086 (Zip Code)

Registrant’s telephone number, including area code:
(408) 737-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:

Yes [x]	No [ ]

Class: Common Stock, $.001 par value	Outstanding at May 1, 2002 322,916,805 shares

MAXIM INTEGRATED PRODUCTS, INC.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of March 30, 2002 and June 30, 2001	3

		Condensed Consolidated Statements of Income for the three and nine months ended March 30, 2002 and March 31, 2001	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended March 30, 2002 and March 31, 2001	5

		Notes to Condensed Consolidated Financial Statements	6-13

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	19

SIGNATURES			20

CONDENSED CONSOLIDATED BALANCE SHEETS

MAXIM INTEGRATED PRODUCTS, INC.

	March 30,	June 30,
(Amounts in thousands)	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,189	$93,796
Short-term investments	944,089	1,126,556

Total cash, cash equivalents and short-term investments	1,015,278	1,220,352

Accounts receivable, net	108,569	152,488
Inventories	147,724	162,656
Deferred tax assets	121,707	103,205
Income tax refund receivable	51,705	50,187
Other current assets	6,447	10,204

Total current assets	1,451,430	1,699,092

Property, plant and equipment, at cost, less accumulated depreciation	737,689	712,039
Other assets	27,545	19,400

TOTAL ASSETS	$2,216,664	$2,430,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,332	$100,921
Income taxes payable	8,680	8,963
Accrued salary and related expenses	55,980	75,992
Accrued expenses	85,854	94,105
Deferred income on shipments to distributors	28,218	45,396

Total current liabilities	224,064	325,377

Other liabilities	4,000	4,000
Deferred tax liabilities	3,298	—

Total liabilities	231,362	329,377

Stockholders’ equity:
Common stock	326	330
Additional paid-in capital	49,658	351,652
Retained earnings	1,936,213	1,745,638
Accumulated other comprehensive income (loss)	(895)	3,534

Total stockholders’ equity	1,985,302	2,101,154

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,216,664	$2,430,531

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended		Nine Months Ended

(Amounts in thousands, except per share data)	March 30,	March 31,	March 30,	March 31,
(Unaudited)	2002	2001	2002	2001

Net revenues	$258,481	$397,840	$745,015	$1,258,466
Cost of goods sold	76,989	138,390	222,795	440,917

Gross margin	181,492	259,450	522,220	817,549

Operating expenses:
Research and development	68,974	72,131	203,515	210,247
Selling, general and administrative	21,951	36,484	69,899	121,465

Total operating expenses	90,925	108,615	273,414	331,712

Operating income	90,567	150,835	248,806	485,837
Interest income, net	9,026	15,350	35,634	43,645

Income before provision for income taxes	99,593	166,185	284,440	529,482
Provision for income taxes	32,866	56,329	93,865	178,377

Net income	$66,727	$109,856	$190,575	$351,105

Earnings per share:
Basic	$0.20	$0.34	$0.58	$1.08
Diluted	$0.19	$0.31	$0.53	$0.97

Shares used in the calculation of earnings per share:
Basic	326,228	326,716	326,945	324,718
Diluted	358,598	360,071	357,965	362,042

Dividends declared per share	$—	$0.006	$—	$0.018

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXIM INTEGRATED PRODUCTS, INC.

	For the Nine Months Ended
(Amounts in thousands)
(Unaudited)	March 30,	March 31,
Increase (decrease) in cash and cash equivalents	2002	2001

Cash flows from operating activities:
Net income	$190,575	$351,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	41,695	73,715
Plant and equipment charges	—	50,365
Adjustment to conform fiscal period of pooled entity	—	3,608
Changes in assets and liabilities:
Accounts receivable	43,919	38,904
Inventories	14,932	(24,486)
Deferred taxes	(3,854)	12,367
Income tax refund receivable	(1,518)	(16,775)
Other current assets	3,098	2,462
Accounts payable	(55,589)	27,432
Income taxes payable	100,972	160,785
Deferred income on shipments to distributors	(17,178)	9,332
All other accrued liabilities	(28,263)	(18,544)

Net cash provided by operating activities	288,789	670,270

Cash flows from investing activities:
Additions to property, plant and equipment, net	(67,345)	(284,715)
Other non-current assets	(8,145)	(5,596)
Purchases of available-for-sale securities	(1,196,654)	(1,038,788)
Proceeds from sales/maturities of available-for-sale securities	1,372,906	839,407

Net cash provided by (used in) investing activities	100,762	(489,692)

Cash flows from financing activities:
Issuance of common stock	84,184	92,377
Repurchase of common stock	(496,342)	(250,685)
Dividends paid	—	(5,977)

Net cash used in financing activities	(412,158)	(164,285)

Net increase (decrease) in cash and cash equivalents	(22,607)	16,293
Cash and cash equivalents:
Beginning of year	93,796	82,217

End of period	$71,189	$98,510

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 30, 2002 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2001 was a 53-week fiscal year. The three months ended December 30, 2000 consisted of 14 weeks. The impact of the extra week on the Company’s operating results for the nine months ended March 31, 2001 consisted primarily of additional salary related expenses. These additional expenses were not material.

NOTE 2:   BUSINESS COMBINATION

On April 11, 2001, the Company acquired Dallas Semiconductor Corporation (Dallas Semiconductor), a leading provider of specialty semiconductors. The Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company exchanged all options to purchase Dallas Semiconductor common stock for options to purchase approximately 5.9 million shares of the Company’s common stock. The transaction was accounted for as a pooling-of-interests and qualifies as a tax-free reorganization.

All financial data of the Company presented in these condensed consolidated financial statements has been restated to include the historical financial data of Dallas Semiconductor in accordance with accounting principles generally accepted in the United States and pursuant to Regulation S-X of the Securities and Exchange Commission. Adjustments relating to deferral of income on shipments to distributors were required to conform the accounting policies of the acquired company. The Company and Dallas Semiconductor had certain differences in the classification of revenues and expenses in their historical statements of operations and assets and liabilities in their historical balance sheets. Adjustments have been made to conform the combined companies’ income statement and balance sheet classifications. In addition, the lives of the property, plant and equipment acquired as part of the merger with Dallas Semiconductor were conformed to the lives used by the Company as appropriate.

The Company’s statement of income for the three and nine months ended March 31, 2001 was combined with the Dallas Semiconductor statement of income for the three and nine months ended March 31, 2001.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 3:   INVENTORIES

Inventories consist of (in thousands):

	March 30,	June 30,
(Unaudited)	2002	2001

Raw materials	$15,349	$21,893
Work-in-process	102,754	91,727
Finished goods	29,621	49,036

	$147,724	$162,656

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

	Three Months Ended		Nine Months Ended

(Amounts in thousands, except per share data)	March 30,	March 31,	March 30,	March 31,
(Unaudited)	2002	2001	2002	2001

Numerator for basic earnings per share and diluted earnings per share
Net income	$66,727	$109,856	$190,575	$351,105

Denominator for basic earnings per share	326,228	326,716	326,945	324,718
Effect of dilutive securities:
stock options and warrants	32,370	33,355	31,020	37,324

Denominator for diluted earnings per share	358,598	360,071	357,965	362,042

Earnings per share:
Basic	$0.20	$0.34	$0.58	$1.08
Diluted	$0.19	$0.31	$0.53	$0.97

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 5:   SHORT-TERM INVESTMENTS

All short-term investments at March 30, 2002 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income, net” in the condensed consolidated statements of income.

NOTE 6:   SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.”

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer’s ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal period.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended

(Amounts in thousands)	March 30,	March 31,	March 30,	March 31,
(Unaudited)	2002	2001	2002	2001

United States	$86,493	$163,938	$269,184	$553,326
Europe	59,627	106,368	166,853	304,529
Pacific Rim	110,186	119,148	300,235	380,694
Rest of World	2,175	8,386	8,743	19,917

	$258,481	$397,840	$745,015	$1,258,466

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)	March 30,	June 30,
(Unaudited)	2002	2001

United States	$672,591	$646,519
Rest of World	65,098	65,520

	$737,689	$712,039

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 7:   COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Nine Months Ended

(Amounts in thousands)	March 30,	March 31,	March 30,	March 31,
(Unaudited)	2002	2001	2002	2001

Change in unrealized gains (losses) on investments, net of tax of $(1,151), $1,932, $(2,221), and $2,741, respectively	$(2,303)	$3,556	$(3,994)	$4,933
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $(90), $331, $(224),and $331, respectively	(180)	$643	(435)	643
Adjustment to conform fiscal year of pooled entity	—	—	—	$(1,377)

Other comprehensive income (loss)	$(2,483)	$4,199	$(4,429)	$4,199

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheet consists of the accumulated net unrealized gain (loss) on available-for-sale investments and forward exchange contracts and the accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not tax affected.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 8: MERGER AND SPECIAL CHARGES

During the fourth quarter of fiscal year 2001, the Company recorded merger costs in connection with the acquisition of Dallas Semiconductor of approximately $26.4 million. These costs consist of approximately $14.1 million intended to satisfy the change in control payments under previously existing employment contracts and other non-employee director arrangements for which there was no future economic benefit; a $5.8 million payment to be made under a change in control provision in a previously existing life insurance arrangement for which there was no future economic benefit; and $6.5 million for fees related to investment banking, legal, accounting, filings with regulatory agencies, financial printing, and other related costs. Substantially all of these direct transaction costs were paid out of existing cash reserves within 12 months of the consummation of the merger.

During the fourth quarter of fiscal year 2001, the Company recorded special charges of $137.0 million. These special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal 2001 for Dallas Semiconductor’s products in combination with the Company’s intention to close Dallas Semiconductor’s 6-inch wafer manufacturing facility and dispose of the related equipment. The Company intends to complete construction of an 8-inch wafer manufacturing facility located in Dallas, Texas that was under construction when the merger was consummated. Once complete, the 8-inch wafer manufacturing facility will serve as Dallas Semiconductor’s primary wafer manufacturing facility. In addition, the Company is concentrating test operations of the combined company at the Company’s test facilities located in the Philippines and Thailand. Once complete, certain Dallas Semiconductor test equipment will be disposed of. The Company concluded that the above facts indicated that Dallas Semiconductor’s long-lived assets might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Dallas Semiconductor’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Based on the cash flow analysis, an impairment charge of $124.4 million was recorded to reduce the net book value of Dallas Semiconductor’s long-lived assets to fair value. In addition to the above, the Company recorded special charges of $12.6 million to reflect the reorganization of the Company’s sales organization, purchase order cancellation fees, and the reduction in the Company’s manufacturing workforce. The above actions directly impacted employees in the Company’s sales, marketing, and manufacturing organizations.

For the nine months ended March 30, 2002, the Company terminated 391 employees and paid $5.2 million of termination benefits related to the special charges recorded during the fourth quarter of fiscal year 2001.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

The following table summarizes the activity related to the above actions for the nine months ended March 30, 2002:

	Merger		Purchase Order Cancellation
(Amount in thousands)	Costs	Severance	Fees	Other	Total

Reserve balance at June 30, 2001	$8,141	$553	$7,513	$2,244	$18,451
Special charges	—	2,581	—	—	2,581
Adjustment	—	—	(2,581)	—	(2,581)
Cash payments	(4,906)	(2,950)	—	(426)	(8,282)

Reserve balance at September 29, 2001	$3,235	$184	$4,932	$1,818	$10,169
Special charges	—	1,400	—	—	1,400
Adjustment	—	—	(1,400)	—	(1,400)
Cash payments	—	(1,167)	—	—	(1,167)

Reserve balance at December 29, 2001	$3,235	$417	$3,532	$1,818	$9,002
Cash payments	(30)	(136)	—	—	(166)

Reserve balance at March 30, 2002	$3,205	$281	$3,532	$1,818	$8,836

Based on developments that have occurred during the three months ended March 30, 2002, the Company anticipates a portion of the merger and special charges reserve at March 30, 2002 will not be paid out until after fiscal year 2002.

NOTE   9: CONTINGENCIES

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing a patent litigation action by Linear Technology Corporation against the Company described in prior periodic reports to the SEC. The court found that the Company did not infringe any of the claims of the asserted patent. The suit had claimed that the Company infringed various “sleep mode” and “current reversal prevention” claims of U.S. Patent No. 5,481,178. These claims were directed to the operation of switching voltage regulators, parts commonly used in laptop computers, cellular telephones and other applications. The Company moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. Linear Technology Corporation has appealed the decision. While the Company continues to believe the claims are without merit, no assurance can be given as to the outcome of the appeal. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 10:   COMMON STOCK REPURCHASES

FIRST AND SECOND QUARTERS OF FISCAL YEAR 2002

Following the extraordinary events on September 11, 2001, the Securities and Exchange Commission issued an Emergency Order pursuant to Section 12(k)(2) of the Securities Exchange Act of 1934. This Emergency Order was issued to temporarily ease the restrictions of Rule 10 b-18 during the five business days following the opening of the U.S. securities market on September 17, 2001. The Emergency Order also provided that, despite pooling-of-interests provisions in Accounting Principles Board Opinion No. 16, Business Combinations, and the related interpretations of the American Institute of Certified Public Accountants, consensuses of the Financial Accounting Standards Board’s Emerging Issues Task Force, rules and regulations of the Commission and interpretations by its staff, and other authoritative accounting guidance, a company could continue to account for its business combination transactions as a pooling-of-interests if it repurchased its own common stock pursuant to the Emergency Order. Subsequently, the Securities Exchange Commission extended this Emergency Order to September 28, 2001.

As a result of the Emergency Order, the Company authorized the repurchase of up to 10 million shares of its common stock for the ten business days following the opening of the U.S. securities markets on September 17, 2001. During the period from September 17, 2001 to September 28, 2001, the Company repurchased 8.2 million shares of its common stock for $286.6 million.

On September 28, 2001, the Securities and Exchange Commission issued an Exemptive Order to respond to market developments. Similar to its previously issued Emergency Order, the Exemptive Order eased the restrictions of Rule 10b-18 and provided that, despite pooling-of-interests provisions in Accounting Principles Board Opinion No. 16, Business Combinations, and the related interpretations of the American Institute of Certified Public Accountants, consensuses of the Financial Accounting Standards Board’s Emerging Issues Task Force, rules and regulations of the Commission and interpretations by its staff, and other authoritative accounting guidance, a company could continue to account for its business combination transactions as a pooling-of-interests if it repurchased its own common stock pursuant to the Exemptive Order during the period from October 1, 2001 to October 12, 2001.

On October 1, 2001 the Company increased the number of shares authorized to be repurchased to 15 million, and during the period from October 1, 2001 to October 12, 2001, the Company repurchased 2.0 million shares of its common stock for $67.8 million. To the extent that the Board’s authorization on October 1, 2001 to repurchase shares of the Company’s common stock was not fully executed by October 12, 2001, that authorization was rescinded.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

THIRD QUARTER OF FISCAL YEAR 2002

Due to decreases in market interest rates that have occurred during fiscal 2002, in combination with investments maturing during and subsequent to the three months ended March 30, 2002, which had a high rate of return that would have been reinvested at a much lower rate of return, the Company determined it would be a more effective use of its funds to repurchase its common stock rather than reinvesting maturing amounts. Given current market interest rates combined with the market price of the Company’s common stock, the Company concluded that repurchases of common stock would be accretive to earnings. In light of the above, on February 28, 2002, the Board of Directors authorized the repurchase of the Company’s common stock from time to time at the discretion of the Company’s management. The Board of Directors further defined this authority on March 18, 2002, when it approved the extension of the share repurchase authorization announced on February 28, 2002. The extension authorizes the Company to repurchase up to 10 million shares of its common stock from time to time between February 28, 2002 and the end of the Company’s fiscal year 2003. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

During the three months ended March 30, 2002, the Company repurchased approximately 2.7 million shares of its common stock for $141.9 million.

NOTE 11:   SUBSEQUENT EVENTS

For the period subsequent to March 30, 2002, up to May 13, 2002, the Company repurchased 6.0 million shares of its common stock for 303.0 million.

On May 13, 2002, the Board of Directors authorized the repurchase of up to 10 million additional shares of the Company's common stock from time to time between the date of this authorization and the end of fiscal year 2003. Of the 10 million shares of common stock authorized on March 18, 2002, for repurchase, 7.8 million shares have been repurchased to date for $399.7 million. Accordingly, the current number of shares of common stock authorized for repurchase is 12.2 million shares. The number of shares of common stock to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, general market conditions, and other factors.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $258.5 million and $397.8 million for the three months ended March 30, 2002 and March 31, 2001, respectively, a decrease of 35.0%. Net revenues were $745.0 million and $1,258.5 million for the nine months ended March 30, 2002 and March 31, 2001, respectively, a decrease of 40.8%. The decrease in net revenues is due to downturns in certain industry segments and in the general economy.

During the three and nine months ended March 30, 2002, approximately 67% and 64%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in US dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three and nine months ended March 30, 2002 was immaterial.

Gross Margin

Gross margin was 70.2% and 65.2% for the three months ended March 30, 2002 and March 31, 2001, respectively. The increase in gross margin percentage for the three months ended March 30, 2002 is attributable to cost reductions and lower charges recorded during the three months ended March 30, 2002 as compared to the three months ended March 31, 2001. Gross margin for the three months ended March 30, 2002 was negatively impacted due to $2.1 million recorded for inventory reserves. Gross margin for the three months ended March 31, 2001 was negatively impacted due to $12.9 million recorded for inventory reserves and $13.5 million recorded to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation.

Gross margin was 70.1% and 65.0% for the nine months ended March 30, 2002 and March 31, 2001, respectively. The increase in gross margin percentage for the nine months ended March 30, 2002 is attributable to cost reductions and lower charges recorded during the nine months ended March 30, 2002 as compared to the nine months ended March 31, 2001. Gross margin for the nine months ended March 30, 2002 was negatively impacted due to $8.6 million recorded for inventory reserves. Gross margin for the nine months ended March 31, 2001 was negatively impacted due to $29.8 million recorded for inventory reserves and $40.0 million recorded to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Research and Development

Research and development expenses were $69.0 million and $72.1 million for the three months ended March 30, 2002, and March 31, 2001, respectively, which represented 26.7% and 18.1% of net revenues, respectively.

Research and development expenses were $203.5 million and $210.2 million for the nine months ended March 30, 2002, and March 31, 2001, respectively, which represented 27.3% and 16.7% of net revenues, respectively.

The decrease in research and development expenses in absolute dollars for the three and nine months ended March 30, 2002 as compared to the same periods in the prior year is due to $4.1 million and $11.2 million recorded during the three and nine months ended March 31, 2001, respectively, to reduce the carrying value of equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation. The decrease is somewhat offset by increased headcount and related employee expenses to continue development of new products to support revenue growth.

Selling, General and Administrative

Selling, general and administrative expenses were $22.0 million and $36.5 million for the three months ended March 30, 2002, and March 31, 2001, respectively, which represented 8.5% and 9.2% of net revenues, respectively.

Selling, general and administrative expenses were $69.9 million and $121.5 million for the nine months ended March 30, 2002, and March 31, 2001, respectively, which represented 9.4% and 9.7% of net revenues, respectively.

The decrease in selling, general, and administrative expenses in absolute dollars for the three and nine months ended March 30, 2002 as compared to the three and nine months ended March 31, 2001 is due to lower sales representative commissions and decreased headcount related expenses due mainly to a reorganization of the combined Company’s sales organization completed in the fourth quarter of fiscal year 2001. In addition, the Company recorded charges of $5.5 million during the nine months ended March 31, 2001 for technology licensing.

Interest Income, Net

Interest income, net was $9.0 million and $15.4 million for the three months ended March 30, 2002, and March 31, 2001, respectively. The decrease in interest income, net for the three months ended March 30, 2002 as compared to the three months ended March 31, 2001 is a result of decreased interest rates on invested amounts compounded somewhat by lower levels of invested cash.

Interest income, net was $35.6 million and $43.6 million for the nine months ended March 30, 2002, and March 31, 2001, respectively. The decrease in interest income, net for the nine months ended March 30, 2002 as compared to the nine months ended March 31, 2001 is a result of decreased interest rates on invested amounts offset slightly by higher levels of invested cash.

Income Taxes

The effective income tax rate for the three months ended March 30, 2002 and March 31, 2001 was 33.0% and 33.9%, respectively. The effective income tax rate for the nine months ended March 30, 2002 and March 31, 2001 was 33.0% and 33.7%, respectively. These rates differ from the federal statutory rate primarily due to state income taxes and tax exempt earnings of the Company’s Foreign Sales Corporation.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

OUTLOOK

Third quarter bookings were approximately $299 million, a 30% increase over the second quarter’s level of $230 million. Turns orders received during the quarter were $140 million, a 12% increase over the $125 million received in the prior quarter (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Order cancellations remained low for the second consecutive quarter. Bookings increased in all geographic regions and in all but one of the Company’s business units.

Third quarter ending backlog shippable within the next 12 months was approximately $219 million, including $195 million requested for shipment in the fourth quarter of fiscal year 2002. The Company’s second quarter ending backlog shippable within the next 12 months was approximately $187 million, including approximately $170 million requested for shipment in the third quarter of fiscal year 2002.

The Company believes that the third quarter was positive in several areas. Bookings were up in every geographic region and in all but one of the Company’s business units. In addition, cancellations continued to fall to 5% of net bookings in the third quarter. For the first time in six quarters, the Company has begun to build backlog that, if continued, should improve visibility in future quarters.

Although the Company’s outlook for the fiber and telecommunications markets remains conservative, the Company has seen quarter over quarter bookings growth in the third quarter in these areas. Based on the Company’s estimate of end market consumption of its products, except for fiber and telecommunications equipment, the Company believes that its customers have worked through their inventories and are ordering for their near-term needs.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the nine months ended March 30, 2002 were from net cash generated from operating activities of $288.8 million, $176.3 million of net investment activities, and proceeds from the issuance of common stock of $84.2 million associated with the Company’s stock option programs.

The principal uses of funds were the repurchase of $496.3 million of common stock and the purchase of $67.3 million in property, plant and equipment. The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, and operations for the next twelve months.

In the past, it was the Company’s policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. That stock repurchase policy was terminated in the third quarter of fiscal year 2001. See Note 10 of Notes to Condensed Consolidated Financial Statements regarding repurchases of common stock during the nine months ended March 30, 2002. See Note 11 of Notes to Condensed Consolidated Financial Statements regarding repurchases of common stock subsequent to March 30, 2002.

The Company is subject to pending legal proceedings. For example, see Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding a pending patent litigation. Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position. If, however, the appellate court in the action brought by Linear Technology Corporation were to reverse the trial court’s dismissal of the patent litigation claims brought by Linear Technology Corporation against the Company, and were Linear Technology Corporation to prevail in its claims against the Company, the Company’s operating results could be adversely affected.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Report on Form 10-Q contains forward-looking statements, including statements regarding or implicating the Company’s expectations, intentions, plans, goals and hopes regarding the future. Forward-looking statements in this report, including this Management’s Discussion and Analysis section, involve risk and uncertainty. Forward-looking statements include the Company’s expectations as to the consequences of increasing backlog, the Company’s assessment of the outlook for the fiber and telecommunications markets, the Company’s assessment of its customers’ current ordering activities and the Company’s assessment of the sufficiency of its capital resources and liquidity. Results could differ materially from those forecasted based upon, among other things, the Company incorrectly assessing customer demand and willingness to commit to inventories and orders and higher than expected order cancellation levels. Given the Company’s backlog of orders at the end of March 2002, the Company’s ability to increase revenues in the current quarter will depend on the amount of turns orders that it can generate and on its ability to match orders with available inventory. In addition, future business could be adversely affected by technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market such as further declines in customer forecasts or greater than expected cyclical downturns within the mixed-signal analog segment of the semiconductor market or possible effects of capacity constraints affecting other suppliers to equipment manufacturers; the Company being unable to sustain its successes in recruiting and retaining high-quality personnel; and the Company’s successes in the markets its products are introduced in, as well as other risks described in the Company’s Form 10-K for the fiscal year ended June 30, 2001.

Additional risk factors include whether, and the extent to which, demand for the Company’s products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; whether the Company is able to effectively and successfully manage manufacturing operations during a period of diminished demand; and whether the Company is able to successfully commercialize its new technologies, such as its next-generation high-frequency technologies, that it has been investing in by designing and introducing new products based on these new technologies.

In addition to the above, there are certain risks and uncertainties related to the Company’s acquisition of Dallas Semiconductor (see Notes  2 and 8 of Notes to Condensed Consolidated Financial Statements). Although the process of integrating the personnel and operations of Dallas Semiconductor, with the goals of reducing cost and increasing efficiency and productivity, has been proceeding well in most regards, no assurance can be given that products, technologies, distribution channels, customer support operations, management information systems, key personnel and businesses of Dallas Semiconductor will be effectively assimilated into the Company’s business or product offerings, or that such integration will be completed according to the Company’s schedule, or that the results of the integration will be successful.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Other important factors that could cause actual results to differ materially from those predicted or implied in this report include overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company’s semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; and other risk factors described in the Company’s filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the fiscal year ended June 30, 2001.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed significantly from the risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

PART II.   OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing a patent litigation action by Linear Technology Corporation against the Company described in prior periodic reports to the SEC. The court found that the Company did not infringe any of the claims of the asserted patent. The suit had claimed that the Company infringed various “sleep mode” and “current reversal prevention” claims of U.S. Patent No. 5,481,178. These claims were directed to the operation of switching voltage regulators, parts commonly used in laptop computers, cellular telephones and other applications. The Company moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. Linear Technology Corporation has appealed the decision. While the Company continues to believe the claims are without merit, no assurance can be given as to the outcome of the appeal.

ITEMS 2, 3, 4, 5 AND 6 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2002 (Date)	MAXIM INTEGRATED PRODUCTS, INC (Registrant)

/s/ Carl W. Jasper CARL W. JASPER Vice President and Chief Financial Officer (For the Registrant and as Principal Financial Officer)

/s/ Sharon E. Smith-Lenox

SHARON E. SMITH-LENOX Corporate Controller (Principal Accounting Officer)