Form 10-K
period 2002-06-29
MAXIM INTEGRATED PRODUCTS INC
filed 2002-09-25
CIK 743316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-16538

Maxim Integrated Products, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-2896096
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

120 San Gabriel Drive

Sunnyvale, California 94086
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 737-7600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 30, 2002 was approximately $7,353,000,000. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

      Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 30, 2002: 232,631,686.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III of this Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders.

FORM 10-K

i

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

      Forward-looking statements include statements regarding a flight to quality by investors and the likely beneficiaries of renewed emphasis on value; the belief that over 80 percent of Dallas parts will be tested in Cavite in fiscal year 2003; the expectation of future reductions in the percentage of Dallas products being sold through third party distributors and a resulting increase in gross margins; the anticipation of additional margin improvement; plans for further increases in Dallas product introductions; plans to enter the microcontroller market; the belief that the Company will perform well, despite uncertain times; optimistic beliefs about the resumption of demand and the ability to ship at revenue levels above $400 million per quarter and the maintenance of the Company’s high levels of efficiency and profitability; the objectives to develop and market circuits that meet increasingly stringent quality standards; strategies to target both linear and mixed-signal markets; the acquisition of Dallas Semiconductor Corporation and its supplementing new product development capabilities; intentions to discontinue production of six-inch wafers at the Dallas, Texas and San Jose, California facilities upon implementing and expanding eight-inch wafer production at both facilities; the belief that the Company will continue to compete favorably with competitors; the ability to retain occupancy of facilities; adequacy of buildings and contiguous land for business purposes; the outcome of the lawsuit with Linear Technology Corporation and other litigation matters and their effect on the Company’s financial position, results of operations, or liquidity; the plan to complete construction of, and start production at, an 8-inch wafer manufacturing facility located in Dallas, Texas in fiscal year 2003; the plan to concentrate test operations at facilities located in Philippines and Thailand; forecasts that revenues will be up sequentially for the first quarter of fiscal 2003; the belief that end market consumption of products is close to current bookings levels; the belief that the Company’s net revenues will be somewhat higher in the first quarter of fiscal year 2003 than in the fourth quarter of fiscal year 2002; the belief that the Company can still perform well for its stockholders; the Company’s commitment to finding the right mix of operating efficiencies and market success that will produce results; the Company’s plan to implement expense control and reduction plans, to focus on new product and process introduction plans and to complete manufacturing and other operational improvements; the sufficiency of available funds and cash generated from operations to meet cash and working capital requirements for the next twelve months; the belief that the adoption of SFAS 141, 142, 144, and 146 will not have a material impact on the Company’s financial condition, results of operations or liquidity; and the effect of gains and losses on forward exchange contracts and related hedged items. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions relating to the future identify forward-looking statements.

      All forward-looking statements are based on the Company’s current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

      Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Annual Report on Form 10-K and in the documents incorporated herein by reference. Particular attention should be paid to the section entitled “Trends, Risks and Uncertainties” at pages 8 through 13 and to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at pages 18 through 26.

ii

      The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any current reports on Form 8-K.

iii

PART I

Item 1.     Business

      Maxim Integrated Products, Inc. (“Maxim” or the “Company”) designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits. The Company also provides a range of high-frequency design processes and capabilities that can be used in custom design. The analog market is fragmented and characterized by many diverse applications, a great number of product variations, and, as to many circuit types, relatively long product life cycles. Maxim’s objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers. Based on product announcements by its competitors, Maxim believes that in the past 19 years it has developed more products for the analog market, including proprietary and second-source products, than any of its competitors over the same period.

      In the fourth quarter of fiscal year 2001, the Company acquired Dallas Semiconductor Corporation. The Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company assumed all stock options to purchase Dallas Semiconductor common stock in exchange for options to purchase approximately 5.9 million shares of the Company’s common stock. The transaction was accounted for as a pooling-of-interests. Accordingly, unless specifically stated otherwise, all financial data of the Company was restated to include the historical financial data of Dallas Semiconductor. See Note 3 “Business Combination” of the Notes to Consolidated Financial Statements at pages 39 and 40. At the time of the acquisition, Dallas Semiconductor’s product line consisted of 390 proprietary base products sold to over 15,000 customers worldwide. Applications for those products include battery management, broadband telecommunications, wireless handsets, cellular base stations, networking, servers, data storage, and a wide variety of industrial equipment.

      The Company is a Delaware corporation that was originally incorporated in California in 1983. It is headquartered in Sunnyvale, California. The mailing address for the Company’s headquarters is 120 San Gabriel Drive, Sunnyvale, California 94086, and the Company’s telephone number is (408) 737-7600. Additional information about the Company is available on the Company’s website at www.maxim-ic.com.

The Analog Integrated Circuit Market

      All electronic signals fall into one of two categories, linear or digital. Linear (or analog) signals represent real world phenomena, such as temperature, pressure, sound, or speed, and are continuously variable over a wide range of values. Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off.

      Three general classes of semiconductor products arise from this partitioning of signals into linear or digital. There are those, such as memories and microprocessors, that operate only in the digital domain. There are linear devices such as amplifiers, references, analog multiplexers, and switches that operate primarily in the analog domain. Finally, there are mixed-signal devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds. Maxim’s strategy has been to target both the linear and mixed-signal markets, often collectively referred to as the analog market. In addition, Maxim has added some Dallas Semiconductor products that are exclusively or principally digital as well as a significant number of engineers skilled in digital design and software development. Although the acquisition has not substantially affected Maxim’s strong focus on the linear and mixed signal market, it has supplemented Maxim’s capabilities in the digital area in ways that should enable development of new products, mixed signal and other, with very sophisticated digital characteristics. Risks associated with fulfilling this expectation are discussed in “Item 1., Business — Trends, Risks and Uncertainties” at pages 8 through 13.

      The Company believes that, compared to the digital integrated circuit market, the analog market has generally been characterized by a wider range of standard products used in smaller quantities by a larger number of customers, and in many cases, by longer product life cycles and lower capital requirements as a result of generally using less dense manufacturing technologies. The Company believes that the widespread application of low-cost microprocessor-based systems and of digital communication technologies has affected the market for analog integrated circuits by increasing the need for signal conditioning interfaces between the digital and analog world.

      The analog market is a fragmented group of markets, serving numerous and widely differing applications for instrumentation, industrial control, data processing, communications, military, video, and selected medical equipment. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power, and signal amplitude capability, which results in a high degree of market complexity. Maxim’s products can be used in a variety of applications, but serve only certain portions of the total analog market.

Products and Applications

      The Company believes that it addresses the requirements of the market by providing competitively priced products that add value to electronic equipment with superior quality and reliability.

      The Company’s research and development programs emphasize development of technically innovative processes and products. In addition, the Company also develops second source products. The Company’s products are available with numerous packaging alternatives, including packages for surface mount technology.

      The following table illustrates the major industries served by the Company and typical applications for which the Company’s products can be used:

Industry	Typical Application

Automotive	Displays Global Positioning Systems Keyless Entry Pressure Sensing

Communications	Broadband Networks
Cable Systems
Cellular Base Stations
Central Office Switches
Direct Broadcast TV
DSL Modems
Fiber Communications
Optical Transceivers
Pagers
PBXs
Phones
  • Cellular/ PCS
  • Cordless
Satellite Communications
T1/E1 and T3/E3
Video Communications
Wireless Communications

Consumer	Digital Cameras DVDs MP3 Players PDAs Personal Computers Phones • Cellular • Cordless

White Goods Wireless Headsets

Data Processing	Bar-code Readers Disk Drives Global Positioning Systems Hand-Held Computers/ PDAs Mainframes Personal Computers Printers Point of Sale Terminals Servers Storage Systems Tape Drives Workstations

Industrial Control	Control of • Flow • Position • Pressure • Temperature • Velocity Robotics

Instrumentation	Automatic Test Equipment Analyzers Data Recorders Measuring Instruments • Electrical • Light • Pressure • Sound • Speed • Temperature • Time Testers

      The Company also sells products for military, video, and selected medical equipment.

      While Maxim’s proprietary products have received substantial market acceptance, some of Maxim’s competitors have developed second source products for some of Maxim’s successful innovative proprietary products. Typically in the semiconductor industry, when a proprietary product becomes second sourced, the credibility of the original design is enhanced, and there is an opportunity to increase total revenues as the potential customers’ reluctance to design in a sole-source product is removed, but gross margins may be adversely affected due to increased price competition.

Product Quality

      Maxim places strong emphasis on product quality from initial design through final quality assurance for the end product. In the product design phase, Maxim applies a set of circuit design rules that it believes result in enhanced product reliability. Upon receipt from Maxim’s own fabrication facilities or from silicon foundries, a majority of processed wafers are tested for conformance with specific parameters. Products are individually tested using specialized test equipment and complex programs to ensure that they meet data sheet performance levels. In addition, long-term operating life and mechanical stress tests are routinely performed on samples to assure continued, long-term product performance. Dallas Semiconductor has adopted Maxim’s quality assurance methodologies. Maxim is still in the process of making the design, fabrication, and test operations of Dallas Semiconductor consistent with Maxim’s methodologies.

      Semiconductor fabrication is a complex process. Although Maxim believes that the above testing regime is comprehensive and that it meets or exceeds industry standards, a possibility exists that failure mechanisms could elude detection. This could expose the company to liability, unforeseen customer returns, and loss of reputation.

Manufacturing

      Maxim uses its own wafer fabrication and, to a small extent, silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at the Company’s facilities. As is customary in the industry, the Company ships most of its processed wafers to foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

      After assembly has been completed, the majority of the assembled product is shipped to the Company’s test facilities located in Cavite, the Philippines, and Samutprakarn Province, Thailand. The Company performs about half of its wafer sort operations at its U.S. facilities and about half of its wafer sort operations at its facility located in Cavite, the Philippines, with the capacity to electronically test and laser trim the majority of the Company’s wafers. During fiscal year 2002, the Company transferred the testing operations for Dallas product to the Company’s test facilities located in Cavite, the Philippines, with the exception of low volume Dallas product, which will continue to be tested in Dallas, Texas. At the end of fiscal year 2002, approximately 75% of the testing of Dallas product was performed at the Company’s test facilities located in Cavite, the Philippines.

      In fiscal year 2002, the Company expanded manufacturing space at its second test facility located in Samutprakarn Province, Thailand. It is expected that this facility, as well as the facility in Cavite, the Philippines, will continue to expand test capacity as demand dictates. Currently, the Company’s facilities located in Cavite, the Philippines and Samutprakarn Province, Thailand combined have enough test manufacturing and shipping space to meet the Company’s fiscal year 2003 financial plan, subject always to normal and to unforeseen challenges in meeting product demand.

      Once testing has been completed, finished product from the Company’s test facility located in Samutprakarn Province, Thailand is shipped to the Company’s finished goods location at its test facility in Cavite, the Philippines. Finished product is either shipped directly from Cavite, the Philippines to customers worldwide or to other Company locations for sale to end customers or distributors.

      The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. Many different process technologies are currently used for wafer fabrication of the Company’s products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits, although newer processes do utilize and require some of these facilities and equipment. In addition, hybrid products are manufactured using a complex multichip technology featuring thin-film, thick-film, and laser-trimmed resistors.

      For the majority of these technologies, the Company relies on its fabrication facilities in San Jose, California; Beaverton, Oregon; Dallas, Texas; and, to a small extent, manufacturing subcontractors. The Company currently uses five subcontract silicon foundries that represent less than 5% of wafer production. None of the subcontractors currently used by Maxim is affiliated with Maxim.

      Most of the wafers produced in fiscal year 2002 were manufactured at one of the Company’s three wafer fabrication facilities. The Company’s wafer fabrication facility located in Dallas, Texas was originally built in 1986 and expanded in 1989, 1994 and 2001. This facility currently produces six-inch wafers. The Company is in the process of replacing six-inch production capacity at this facility with eight-inch wafer production. Once the production of eight-inch wafers has been fully implemented, it is the Company’s intention to discontinue production of six-inch wafers at this facility. See Note 13 “Merger and Special Charges” of the Notes to

Consolidated Financial Statements at pages 49 to 51. In December 1989, the Company acquired a four-inch wafer fabrication facility in Sunnyvale, California capable of producing 3 micron CMOS and bipolar products. In May 1994, the Company acquired a mixed-class wafer fabrication facility in Beaverton, Oregon capable of producing CMOS and bipolar products. In November 1997, the Company acquired a sub-micron wafer fabrication facility in San Jose, California. The Company transferred production from the 4-inch wafer fabrication facility in Sunnyvale to the Beaverton facility and suspended wafer production at the Sunnyvale facility in December 1998. The Beaverton, Oregon and San Jose, California wafer fabrication facilities currently manufacture 6-inch wafers. The Company is in the process of expanding production capacity at its San Jose, California facility to include 8-inch wafer production. Once this has been completed, the Company intends to discontinue 6-inch wafer production at this facility. See “Item 2., Properties” at page 14.

      In the past and as sometimes happens in the semiconductor industry, the Company has experienced disruptions in the supply of processed wafers due to quality problems or failure to achieve satisfactory electrical yields. If the foundries used by the Company were unwilling or the Company’s own internal wafer fabrication facilities were unable to produce adequate supplies of processed wafers conforming to the Company’s quality standards, the Company’s business and relationships with its customers could be adversely affected.

      Due to the relatively lengthy manufacturing cycle, the Company builds some of its inventory in advance of receiving orders from its customers. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some Company products and shortages of others. Such shortages can adversely affect customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely affect the Company’s financial position. Excess inventory issues can also arise when customers cancel orders. Finished products and work in process for those orders may be unsaleable. See “Item 1., Business — Trends, Risks and Uncertainties — Factors Affecting Future Operating Results” at page 8.

Sales and Marketing

      In the United States and Canada, the Company sells its products through a direct sales and applications organization in nine regional sales offices and through its own and other unaffiliated distribution channels. As is customary in the industry, most domestic distributors are entitled to certain price rebates and product return privileges.

      International sales are conducted by 25 Maxim sales offices, 2 sales representative organizations and 30 distributors. In fiscal year 2002, the Company completed the reorganization and consolidation of the worldwide distribution channel. The Company sells in both United States dollars and various foreign currencies. A majority of the Company’s international sales are billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations. A portion of the Company’s sales from its United Kingdom, French, and German affiliates is denominated in the local currencies. The majority of the sales to customers and distributors located in Japan are denominated in yen. The Company enters into foreign currency forward contracts to protect the United States dollar value of its firm sales commitments and net monetary assets. Changes in the relative value of the dollar, however, may create pricing pressures for Maxim’s products. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company’s foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, which represent a majority of the Company’s accounts receivable at June 29, 2002, are longer than for U.S. customers. Certain major Japanese customers have payment terms that are generally well beyond payment terms extended to customers in other geographic locations. As is customary in the semiconductor industry, the Company’s domestic distributors may market products competitive with Maxim’s.

      International sales accounted for approximately 66%, 57%, and 53% of net revenues in fiscal years 2002, 2001 and 2000, respectively. See Note 12 “Segment Information” of the Notes to Consolidated Financial Statements at pages 48 and 49.

      As of June 29, 2002, the Company’s backlog was approximately $239 million as compared to approximately $234 million at June 30, 2001. The Company includes in its backlog customer-released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, the Company’s backlog includes orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues. All of the backlog numbers have been adjusted to be net of cancellations and estimated future U.S. distribution ship and debit pricing adjustments.

      The Company warrants its products to its customers generally for 12 months from shipment, but in certain cases for longer periods. Warranty expense to date has been minimal. In certain other cases, the Company warrants products to include liability beyond the cost of replacing the product.

Research and Development

      The Company believes that research and development is critical to its future success. Objectives for the research and development function include definition, design, and layout of innovative proprietary products that meet customer needs, development of second-source products, design of parts for high yield and reliability, test development, and development of manufacturing processes and advanced packaging to support an expanding product line.

      Due to the research and development plans of the Company and the shortage of qualified design engineering talent, the Company does not always have the number of engineers required to meet its research and development goals.

      Research and development expenses were approximately $275.5 million, $280.2 million, and $216.8 million in fiscal years 2002, 2001, and 2000 respectively.

Competition

      The analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some segment of the Company’s business. Maxim’s competitors are Altera Corporation, Anadigics Inc., Analog Devices, Inc., Applied Micro Circuits Corporation, Conexant Systems Inc., Cygnal Integrated Products, Inc., Exar Corp., Infineon Technologies AG, Intel Corporation’s Level One Communications, Inc. Subsidiary, Intersil Corporation, Linear Technology Corporation, Lucent Technologies, Micrel Inc., Microchip Technology Inc., Mitsubishi Corporation, Mitsui & Co. Ltd., Motorola Inc., National Semiconductor Corporation, ON Semiconductor Corporation, Philips Electronics N.V., PMC-Sierra Inc., RF Micro Devices Inc., Ricoh Company Ltd., Seiko Corporation, Semtech Corporation, STMicroelectronics N.V., Silicon Laboratories Inc., Siliconix Inc., Sipex Corporation, Texas Instruments Inc., Vitesse Semiconductor Corporation and others, including start-up companies. Some of Maxim’s competitors have substantially greater financial, manufacturing, and marketing resources than the Company, and some of Maxim’s competitors have greater technical resources. The Company believes it competes favorably with these corporations primarily on the basis of technical innovation, product definition, quality, price, and service. There can be no assurance that competitive factors will not adversely affect the Company’s future business.

Patents, Licenses, and Other Intellectual Property Rights

      The Company relies primarily upon know-how, rather than on patents, to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company’s products or that the confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect the Company’s interests.

      The Company currently owns 412 U.S. patents and 60 foreign patents with expiration dates ranging from 2002 to 2020. In addition, the Company has applied for 120 U.S. patents, a large number of which have corresponding patent applications in multiple foreign jurisdictions. It is the Company’s policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, the Company has registered certain of its mask sets under the Semiconductor Chip Protection Act of 1984.

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

      Maxim is a party to a number of licenses, including patent licenses and other licenses obtained from Tektronix in connection with its acquisition of Tektronix’s ICO in May 1994.

      Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of the Company’s designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, the Company has received, and in the future may receive, notice of claims of infringement by its products on intellectual property rights of third parties. (See “Item 1., Business — Trends, Risks and Uncertainties — Intellectual Property Litigation and Claims” at page 12, and “Item 3., Legal Proceedings” at page 15.) If any such infringements were to exist, the Company might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, though the practice of offering licenses appears to be generally continuing. However, no assurance can be given that the Company will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to Maxim. In those circumstances where an acceptable license is not available, the Company would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement.

Environmental Regulation

      Federal, state, and local regulations impose a variety of environmental controls on the storage, handling, discharge and disposal of certain chemicals and gases used in semiconductor manufacturing. The Company’s facilities have been designed to comply with these regulations, and it believes that its activities are conducted in material compliance with such regulations. There can be no assurance, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon the Company. Any failure of the Company to control adequately the storage, use, and disposal of regulated substances could result in future liabilities.

      Increasing public attention has been focused on the environmental impact of electronic manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from environmental regulations, there can be no assurance that changes in such regulations will not have a materially adverse effect on the Company’s financial position or results of operations.

Employees

      The supply of skilled engineers required for Maxim’s business is limited, and competition for such personnel is intense. The Company’s growth also requires the hiring or training of additional middle-level managers. If the Company is unable to hire, retain, and motivate qualified technical and management personnel, its operations and financial results will be adversely affected.

      None of the Company’s employees is subject to a collective bargaining agreement.

      As of June 29, 2002, the Company had 6,067 employees.

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

Factors Affecting Future Operating Results

      The Company’s future operating results are difficult to predict and may be affected by a number of factors.

      The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. After a period of increasing demand that extended through fiscal year 2000, the semiconductor industry, including the portions in which the Company participates, experienced dramatically decreased demand. Although some of the causes of that decrease are known, including significant excess inventories in the hands of equipment manufacturers and other potential customers, it remains unclear what all the causes may have been and whether that period of decreased demand has ended. In the last several quarters Maxim has achieved modest increases in net revenues and profit. However, Maxim’s ability to achieve future revenue growth depends on whether, and the extent to which, demand for its products increases and reflects real end user demand and whether customer cancellations and delays of outstanding orders remain small.

      Other key factors affecting the Company’s revenues and operating results that could cause actual results to differ materially from past or predicted results include the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields and manufacturing efficiency, adequate availability of wafers and other materials and manufacturing capacity, changes in product mix, and economic conditions in the United States and international markets. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in its future operating results on a quarterly or annual basis.

      The Company’s ability to realize its quarterly revenue goals and projections is affected to a significant extent by its ability to match inventory and current production mix with the product mix required to fulfill orders on hand and orders received within a quarter for delivery in that quarter (referred to as “turns business”). This issue, which has been one of the distinguishing characteristics of the analog integrated circuit industry, results from the very large number of individual parts offered for sale and the very large number of customers, combined with limitations on Maxim’s and its customers’ ability to forecast orders accurately, and relatively lengthy manufacturing cycles. Because of this extreme complexity in the Company’s business, no assurance can be given that the Company will achieve a match of inventory on hand, production units, and shippable orders sufficient to realize quarterly or annual revenue goals.

      In addition, in certain markets where end-user demand may be particularly volatile and difficult to predict, such as notebook computers and cellular handsets, some Maxim customers place orders that require Maxim to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of the Company’s backlog. As a result, in any quarterly fiscal period, the Company is subject to the risk of cancellation of orders leading to a sharp fall-off of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. Because of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial. The Company routinely estimates inventory reserves required for such product. Actual results may differ from these reserve estimates, and such differences may be material to Maxim’s financial condition, gross margins, and results of operations.

Dependence on New Products and Process Technologies

      The Company’s future success will continue to depend on its continued ability to introduce new products and to develop new process technologies. Semiconductor design and process technology are subject to rapid technological change, requiring a high level of expenditures for research and development. Design and process development for the portions of the semiconductor market in which the Company participates are particularly challenging. The success of new product introductions is dependent on several factors, including proper new product selection, timely product introduction, achievement of acceptable production yields, and market acceptance. From time to time, Maxim has not fully achieved its new product introduction and process development goals. There can be no assurance that the Company will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive substantial market acceptance.

      In addition, the Company’s growth is dependent on its continued ability to penetrate new markets where the Company has limited experience and competition is intense. There can be no assurance that the markets being served by the Company will grow (for example, older markets do saturate and decline); that the Company’s existing and new products will meet the requirements of such markets; that the Company’s products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profitability in these markets.

Manufacturing Risks

      The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage, or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. The Company has from time to time experienced lower-than-expected production yields and reliability problems, which have delayed product shipments and adversely affected gross margins. There can be no assurance that the Company will not experience a decrease in manufacturing yields or reliability problems, or that the Company will be able to maintain acceptable manufacturing yields and reliability in the future.

      The number of shippable dice per wafer for a given product is critical to the Company’s results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences delays in its wafer fabrication, assembly or final test operations, its results of operations could be adversely affected. During periods of decreased demand, fixed wafer fabrication costs could have an adverse effect on the Company’s financial condition, gross margins, and results of operations.

      The Company is currently in the process of upgrading and expanding certain of its wafer manufacturing capacity at its existing wafer manufacturing facilities in order to convert to eight-inch wafers and develop new processes in anticipation of increased customer demand for its products. Should the Company be unsuccessful in completing this expansion on time or should customer demand fail to increase and the Company no longer needs the additional capacity, the Company’s financial position and results of operations could be adversely impacted.

      The Company manufactures over 95% of its wafer production requirements internally. Given the nature of the Company’s products, it would be very difficult and costly to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize one of the Company’s manufacturing facilities as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on the Company’s results of operations and financial condition.

Competition

      The Company experiences intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than the Company and some of which have greater technical resources than the Company and have intellectual property rights to which the Company is not privy. To the extent that the Company’s proprietary products become more successful, competitors will offer second source products for some of those products, possibly causing some erosion of profit margins. See “Item 1., Business — Competition” at page 6.

Dependence on Independent Distributors and Sales Representatives

      A significant portion of the Company’s sales is realized through independent electronics distributors and a limited portion of the Company’s sales is realized through independent sales representatives that are not under the control of the Company. Dallas Semiconductor continues to have a larger percentage of their sales through the distribution channel than the Maxim only business. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company’s products or terminate their representation of the Company. Payment terms for foreign distributors are substantially longer, either according to contract or by practice, than for U.S. customers. The Company generally requires foreign distributors to provide a letter of credit to the Company in an amount equal to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to the Company. The Company does not require letters of credit from any of its domestic distributors and is not protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect the Company’s results of operations. Termination of a significant distributor, whether at the Company’s or the distributor’s initiative, could be disruptive to the Company’s current business. If the Company were unable to find suitable replacements, terminations by significant distributors or representatives could have a material adverse impact on the Company. See “Item 1., Business — Sales and Marketing” at pages 5 and 6.

Dependence on Independent Foundries, Subcontractors, and the Philippines Test and Shipping Facility

      Although the Company has an internal capability to fabricate most of its wafers, Maxim remains dependent on outside silicon foundries for a small but important portion of its wafer fabrication and wafer processing for chip scale packaging. None of the foundries currently used by Maxim is affiliated with Maxim. As is typical in the semiconductor industry, from time to time, the Company has experienced disruptions in the supply of processed wafers from these foundries due to quality problems, failure to achieve satisfactory electrical yields, and capacity limitations. Procurement from foundries is done by purchase order and contracts. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company’s quality standards, the Company’s business and relationships with its customers for the limited quantities of products produced by these foundries would be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products would not be economically feasible.

      Maxim relies on assembly subcontractors located in the Philippines, Malaysia, Thailand, and South Korea to separate wafers into individual integrated circuits and package them. The Company performs wafer sort operations for about half of its wafers and final testing for about two-thirds of its products at a Philippines facility owned by the Company. During fiscal year 2002, the Company transferred a significant portion of the testing of Dallas Semiconductor product to the Company’s test facility located in Cavite, the Philippines. In the past, South Korea and the Philippines have experienced political disorders, labor disruptions, and natural disasters. Although the Company has been affected by these problems, none has materially affected the Company’s revenues or costs to date. However, similar problems in the future or more aggravated consequences of current problems, could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense. The Thailand test facility performs about one-fourth of the Company’s final testing for its products but would not provide sufficient capacity to make up for a significant disruption in the Philippines test facility. Reliability problems are experienced by the Company’s assemblers and could cause serious problems in delivery and quality resulting in potential product liability to the Company.

      The Company performs substantially all of its final testing at its facilities in the Philippines and Thailand. Given the nature of the Company’s test operations, it would be very difficult and costly to arrange for independent testing facilities to supply such test services. Any prolonged inability to utilize one of the Company’s testing facilities as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on the Company’s results of operations and financial condition.

      As previously noted, once testing has been completed on the Company’s product, finished product from the Company’s test facility located in Samutprakarn Province, Thailand is shipped to the Company’s finished goods location at its test facility in Cavite, the Philippines. Finished product is either shipped directly from Cavite, the Philippines to customers worldwide or to other Company locations for sale to end customers or distributors. See “Item 1., Business — Manufacturing” at pages 4 and 5. Should there be disruption for any reason to the shipping operations in Cavite, the Philippines the Company might not be able to meet its revenue plan in the fiscal period impacted. Failure to meet the revenue plan may materially adversely impact the Company’s results of operations.

Availability of Materials, Supplies, and Subcontract Services

      Over the past few years, the semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide. As a result of increasing demand from semiconductor manufacturers, availability of certain basic materials and supplies, such as polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and of subcontract services, like epitaxial growth and ion implantation and assembly of integrated circuits into packages, have from time to time, over the past few years, been in short supply and may be expected to come into short supply again if overall industry demand increases in the future. Maxim devotes continuous efforts to maintain availability of all required materials, supplies, and subcontract services. However, Maxim does not have long-term agreements providing for all of these materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a materially adverse effect on Maxim’s ability to achieve its planned production.

      A number of Dallas Semiconductor products, including nonvolatile SRAMs, real time clocks, and iButtonTM products use static memory circuits, batteries, PC boards, and crystals that are acquired from third parties. The Company anticipates that from time to time supplies of these circuits may not be sufficient to meet all customer requested delivery dates for products containing the circuits. As a result of any such shortages, future sales and earnings from products using these components could be adversely affected. Additionally, significant fluctuations in the purchase price for these circuits could affect gross margins for the products involved. Suppliers could also discontinue the manufacture of such purchased products or could have quality problems that could affect the Company’s ability to meet customer commitments.

      In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or fabrication equipment to a schedule or equipment performance specification that meets the Company’s requirements. Delays in delivery of equipment needed for planned growth could adversely affect the Company’s ability to achieve its manufacturing and revenue plans in the future.

Protection of Proprietary Information

      The Company relies primarily upon know-how, rather than on patents, to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company’s products or that the confidentiality agreements upon which the Company relies will be adequate to protect its interests. Other companies have obtained patents covering a variety of semiconductor designs and processes, and the Company might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are found to be valid. There can be no assurance that Maxim would be able to obtain licenses, if required, upon commercially reasonable terms. See “Item 1., Business — Patents, Licenses, and Other Intellectual Property Rights” at pages 6 and 7, and “Item 1., Trends, Risks and Uncertainties — Intellectual Property Litigation and Claims” at page 12.

Intellectual Property Litigation and Claims

      The Company is subject to various legal proceedings (See “Item 3., Legal Proceedings” at page 15) and other similar claims that involve possible infringement of patent or other intellectual property rights of third parties. Maxim is currently a defendant in a lawsuit brought by Linear Technology Corporation in which Linear alleges that Maxim has willfully infringed Linear Technology Corporation’s patent relating to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit. Linear Technology Corporation seeks unspecified actual and treble monetary damages and a permanent injunction against Maxim. In addition to the above, from time to time, the Company receives notices that its products or processes may be infringing the intellectual property rights of others. See “Item 1., Business — Patents, Licenses, and Other Intellectual Property Rights” at pages 6 and 7.

      If one or more of the Company’s products or processes were determined to infringe any such intellectual property rights, a court might enjoin the Company from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or to reengineer the Company’s products or processes in such a way as to avoid the alleged infringement. In any of those cases, there can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms or that the Company would be able to reengineer its products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a material portion of the Company’s products, a reduction or the elimination of the value of related inventories, and the assessment of a substantial monetary award for damages related to past sales which could have a material adverse effect on the Company’s result of operations and financial condition.

Insurance

      The Company has insurance contracts with independent insurance companies that provide its employees with health (medical and dental) benefits, worker’s compensation coverage, long term disability income coverage, life insurance coverage, and fiduciary insurance coverage for employee and Company funds invested under the Employee Retirement Income and Security Act. In addition, the Company has insurance contracts that provide officer and director liability coverage for the Company’s officers and directors. Other than the specific areas mentioned above, the Company is self-insured as it relates to all other insurance risks and exposures. Based on management’s assessment and judgment, the Company has determined that it is more cost effective to self-insure these risks rather than incur the insurance premium costs. The risks and exposures the Company self insures include, but is not limited to, fire, property and casualty, natural disaster, product defects, political risk, general liability, patent infringement, and employment issues. Should there be events such as fires, explosions, or earthquakes, among many other possibilities, or adverse court or similar decisions in any area in which the Company is self-insured, the Company’s financial condition, results of operations, and liquidity may be materially adversely affected. See “Item 3., Legal Proceedings” at page 15.

Foreign Trade and Currency Exchange

      Many of the materials and manufacturing steps in the Company’s products are supplied by foreign companies or by the Company’s operations abroad, such as its test operations in the Philippines and Thailand. Approximately 66% of the Company’s net revenues in fiscal year 2002 were from foreign customers. Accordingly, both manufacturing and sales of the Company’s products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company’s foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company’s products to foreign customers or decrease the costs of products from the Company’s foreign competitors. Although export sales are subject to government regulation, those regulations have not caused the Company significant difficulties to date. See “Item 1., Business — Manufacturing” at pages 4 and 5, and “Item 1., Business — Sales and Marketing” at pages 5 and 6.

Dependence on Key Personnel

      The Company’s success depends to a significant extent upon the continued service of its president, John F. Gifford, its other executive officers, and key management and technical personnel, particularly its experienced engineers, and on its ability to continue to attract, retain, and motivate qualified personnel. The competition for such employees is intense. The loss of the services of Mr. Gifford or several of the Company’s executive officers could have a material adverse effect on the Company. In addition, there could be a material adverse effect on the Company should the turnover rates for engineers and other key personnel increase significantly or should the Company be unable to continue to attract qualified personnel.

      The Company does not maintain any key person life insurance policy on any of its officers or employees.

Merger Transition and Integration

      The Company acquired Dallas Semiconductor on April 11, 2001. Since that time, the Company has been in the process of integrating the personnel and operations of Dallas Semiconductor, with the goals of reducing costs and increasing efficiency and productivity. That process has been proceeding well in most regards, but no assurance can be given that the integration will be fully completed according to the Company’s schedule or that the results of the remaining integration will be successful.

Item 2.     Properties

      Maxim’s headquarters is located in Sunnyvale, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information as to the Company’s principal general offices and manufacturing facilities.

Owned Property Location	Use	Floor Space

Sunnyvale, California	Corporate headquarters, office space, engineering, manufacturing, administration, customer service, shipping, and other	319,000 sq. ft.
San Jose, California	Wafer fabrication, office space, and administration	80,000 sq. ft.
Chelmsford, Massachusetts	Engineering, office space, and administration	30,000 sq. ft.
Beaverton, Oregon	Wafer fabrication, engineering, office space, shipping, and administration	226,000 sq. ft.
Hillsboro, Oregon	Engineering, manufacturing, office space, and administration	325,000 sq. ft.
Dallas, Texas	Dallas Semiconductor headquarters, office space, engineering, manufacturing, administration, wafer fabrication, customer service, warehousing, shipping, and other	705,000 sq. ft.
Cavite, the Philippines	Manufacturing, engineering, office space, shipping, and administration	234,000 sq. ft.

Leased Property Location	Use	Floor Space

Sunnyvale, California	Engineering and office space	30,000 sq. ft.
Samutprakarn Province, Thailand	Manufacturing, engineering, office space, and administration	25,000 sq. ft.

      In addition to the leased property listed in the table, the Company also leases sales, engineering, and manufacturing offices and other premises at various locations in the United States and overseas under operating leases. These leases expire at various dates through the year 2010. The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

      The Company expects these buildings and the contiguous land to be adequate for its business purposes through fiscal year 2003.

Item 3.     Legal Proceedings

      Linear Technology Corporation vs. Maxim Integrated Products, Inc. et al., Action No. C-98-1727 FMS in the Federal District Court for the Northern District of California.

      On June 26, 1997, a complaint was filed by Linear Technology Corporation (“LTC”) naming the Company and certain other unrelated parties as defendants. The complaint alleges that each of the defendants, including the Company, has willfully infringed, induced infringement and contributorily infringed LTC’s United States Patent 5,481,178 relating to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit, all of which has allegedly damaged LTC in an unspecified amount.

      The complaint further alleges that the Company’s actions have been, and continue to be, willful and deliberate and seeks a permanent injunction against the Company as well as unspecified actual and treble damages including costs, expenses, and attorneys fees.

      The Company answered the complaint on October 20, 1997, denying all of LTC’s substantive allegations and counterclaiming for a declaration that LTC’s patent is invalid and not infringed.

      On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC. The court found that the Company did not infringe any of the claims of the asserted patent. The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. LTC has appealed the decision. While the Company continues to believe the claims are without merit, no assurance can be given as to the outcome of the appeal. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company. If, however, the appellate court in the action brought by LTC were to reverse the trial court’s dismissal of the patent litigation claims brought by LTC against the Company, and were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded on the Nasdaq National Market under the symbol “MXIM”. At June 29, 2002, there were approximately 2,214 stockholders of record of the Company’s common stock.

      The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2002 and 2001:

	Quarter Ended

Fiscal Year 2002	6/29/02	3/30/02	12/29/01	9/29/01

High	$57.01	$59.35	$61.42	$51.19
Low	$35.92	$45.76	$33.40	$33.68

	Quarter Ended

Fiscal Year 2001	6/30/01	3/31/01	12/30/00	9/23/00

High	$58.40	$69.06	$85.06	$87.69
Low	$34.92	$41.59	$47.75	$62.19

      The Company paid no cash dividends in fiscal year 2002. In fiscal years 2001 and 2000, Dallas Semiconductor paid $6.0 million and $7.8 million in cash dividends, respectively.

Item 6.     Selected Financial Data

      The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto included elsewhere in this Report.

	Fiscal Year

	2002	2001	2000	1999	1998

	(Amounts in thousands, except per share data)
Net revenues	$1,025,104	$1,576,613	$1,376,085	$1,002,849	$904,438

Cost of goods sold	$312,223	$537,148	$503,801	$379,242	$346,071
Gross margin %	69.5%	65.9%	63.4%	62.2%	61.7%

Operating income	$345,352	$445,166	$508,560	$370,158	$331,959
% of net revenues	33.7%	28.2%	37.0%	36.9%	36.7%

Net income	$259,183	$334,939	$373,083	$265,281	$234,000

Earnings per share:
Basic	$0.80	$1.03	$1.18	$0.88	$0.79
Diluted	$0.73	$0.93	$1.04	$0.77	$0.69

Shares used in the calculation of earnings per share:
Basic	325,527	325,736	316,887	303,038	296,151
Diluted	355,821	361,620	359,548	344,360	340,356

Dividends declared per share	$—	$0.02	$0.02	$0.02	$0.02

Cash, cash equivalents and short-term investments	$765,501	$1,220,352	$896,936	$710,074	$453,302
Working capital	$1,006,637	$1,373,715	$1,045,548	$886,697	$589,340
Total assets	$2,010,812	$2,430,531	$2,087,438	$1,603,122	$1,242,190
Stockholders’ equity	$1,741,151	$2,101,154	$1,719,939	$1,369,449	$1,034,422

      Net income for fiscal year 2001 included merger and special charges of $163.4 million ($0.30 diluted earnings per share). Excluding the merger and special charges noted above, net income and diluted net income per share would have been $442.8 million and $1.22, respectively, for the year ended June 30, 2001. See Note 13 to the Notes to Consolidated Financial Statements for additional information on the “Merger and Special Charges” at pages 49 to 51.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as noted in Item 14(a)(1).

Business Combination

      In the fourth quarter of fiscal year 2001, the Company acquired Dallas Semiconductor Corporation, a leading supplier of specialty semiconductors. The acquisition was undertaken as a result of the Company’s belief that the engineering talent, product offerings, and management philosophy at Dallas Semiconductor, when combined with those of the Company, would lead to synergies that would positively impact operating results and increase stockholder value. The Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company exchanged all options to purchase Dallas Semiconductor common stock for options to purchase approximately 5.9 million shares of the Company’s common stock. As was permitted under applicable accounting rules in effect at the time, the transaction was accounted for as a pooling-of-interests and qualifies as a tax-free reorganization.

      All financial data of the Company presented in these financial statements was restated to include the historical financial data of Dallas Semiconductor in accordance with accounting principles generally accepted in the United States and pursuant to Regulation S-X of the Securities and Exchange Commission. Adjustments relating to deferral of income on shipments to distributors were required to conform to the accounting policies of the acquired company. The Company and Dallas Semiconductor had certain differences in the classification of revenues and expenses in their historical statements of income and assets and liabilities in their historical balance sheets. Adjustments were made to conform the combined company’s income statement and balance sheet classifications. In addition, the lives of the property, plant and equipment acquired as part of the merger with Dallas Semiconductor were conformed to the lives used by the Company as appropriate. The change, which was prospective in nature, reflects the Company’s anticipated economic benefit from those assets. See Note 3 “Business Combination” of Notes to Consolidated Financial Statements at pages 39 and 40.

Results of Operations

Net Revenues

      The Company reported net revenues of $1,025.1 million in fiscal year 2002, a 35.0% decrease from net revenues of $1,576.6 million in fiscal year 2001. This decrease is primarily related to downturns in certain industry segments (particularly telecom and information technology businesses) and in the general economy. This downturn, which began in fiscal year 2001, resulted in sequential quarter-over-quarter decreases in net revenues through the first quarter of fiscal year 2002. Order rates stabilized during the first quarter of and throughout fiscal year 2002 resulting in net revenues increasing slightly quarter-over-quarter from the second quarter through the fourth quarter of fiscal year 2002.

      The Company reported net revenues of $1,576.6 million in fiscal year 2001, a 14.6% increase from net revenues of $1,376.1 million in fiscal year 2000. This increase was primarily related to higher unit shipments resulting from continued introduction of new proprietary products and increased market acceptance of the Company’s existing proprietary and second-source products, and an increase in market demand for analog semiconductor products in general. This increased demand resulted in net revenues being greater in the first, second, and third quarters of fiscal year 2001 than net revenues for the comparable quarters in fiscal year 2000. While net revenues increased from fiscal year 2000 to fiscal year 2001, market demand for the Company’s products decreased significantly in the third and fourth quarters of fiscal year 2001 due to downturns in certain industry segments (particularly telecom and information technology businesses) and in the general economy. This resulted in net revenues’ being less in the fourth quarter of fiscal year 2001 than the fourth quarter of fiscal year 2000.

      Approximately 66%, 57%, and 53% of the Company’s net revenues in fiscal years 2002, 2001, and 2000, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim and Europe. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company’s results of operations for fiscal years 2002, 2001, and 2000 was immaterial.

Gross Margin

      The Company’s gross margin as a percentage of net revenues was 69.5% in fiscal year 2002 compared to 65.9% in fiscal year 2001. The improvement in gross margin as a percentage of net revenues from fiscal year 2001 to fiscal year 2002 was attributable to lower fixed asset and inventory charges recorded during fiscal year 2002 as compared to fiscal year 2001. This was offset slightly by a decrease in the Company’s gross margin in the fourth quarter of fiscal year 2002 primarily as a result of revenue growth in lower margin products. Gross margin for fiscal year 2002 was negatively impacted by inventory write downs of $12.5 million. Gross margin for fiscal year 2001 was negatively impacted by $39.2 million recorded to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation, and inventory write downs of $39.9 million. See “Critical Accounting Policies — Inventories” at page 24.

      The Company’s gross margin as a percentage of net revenues was 65.9% in fiscal year 2001 compared to 63.4% in fiscal year 2000. The improvement in gross margin as a percentage of net revenues in fiscal year 2001 was principally due to production efficiencies obtained through economies of scale and cost reductions. The increase in gross margin for fiscal year 2001 was offset by $39.2 million recorded to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation and inventory write downs of $39.9 million. Gross margin for fiscal year 2000 was negatively impacted by $27.1 million recorded to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation, and inventory write downs of $3.3 million.

Research and Development

      Research and development expenses were $275.5 million and $280.2 million for fiscal years 2002 and 2001, respectively, which represented 26.9% and 17.8% of net revenues, respectively. The decrease in research and development expenses in absolute dollars is due to no fixed asset charges recorded during fiscal year 2002 as compared to fiscal year 2001. This was offset by increased headcount related expenses to continue product development to support revenue growth and increased wafer and mask expenses to support new product development. Included in research and development expenses in fiscal year 2001 was $11.2 million recorded to reduce the carrying value of equipment, that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation.

      Research and development expenses were $280.2 million and $216.8 million in fiscal years 2001 and 2000, respectively, which represented 17.8% and 15.8% of net revenues, respectively. The increase in research and development expenses both in terms of absolute dollars and as a percentage of net revenues in fiscal year 2001 was due primarily to increased headcount related expenses to continue product development to support revenue growth, increased wafer and mask expense to support new product development, and $11.2 million recorded to reduce the carrying value of equipment, that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation. Included in research and development expenses in fiscal year 2000 was $8.1 million recorded to reduce the carrying value of equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened resulting in accelerated depreciation.

      The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, in part, on the Company’s success in recruiting the technical personnel needed for its new product introductions and process development. The Company continuously attempts to control and, if possible, reduce expense levels in all areas including research and development. However, the Company views research and development expenditures as critical to maintaining a high level of new product introductions, which in turn are critical to the Company’s plan for future growth.

Selling, General and Administrative

      Selling, general and administrative expenses were $92.0 million and $150.6 million in fiscal years 2002 and 2001, respectively, which represented 9.0% and 9.6% of net revenues, respectively. The decrease in selling, general and administrative expenses both in terms of absolute dollars and as a percentage of net revenues in fiscal year 2002 is primarily due to lower sales representative commissions and decreased headcount related expenses due mainly to a reorganization of the combined Company’s sales organization completed in the fourth quarter of fiscal year 2001. In addition, there was a decrease of $5.5 million in charges recorded for technology licensing.

      Selling, general and administrative expenses were $150.6 million and $146.9 million in fiscal years 2001 and 2000, respectively, which represented 9.6% and 10.7% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars in fiscal year 2001 was primarily due to additional headcount and related employee expenses to support the Company’s increased level of revenues offset by a decrease of $9.5 million in charges recorded primarily for technology licensing.

Merger and Special Charges

      As a result of the merger with Dallas Semiconductor, during the fourth quarter of fiscal year 2001, the Company recorded merger costs of approximately $26.4 million. These costs consisted of approximately $14.1 million intended to satisfy the change in control payments under previously existing employment contracts and other non-employee director arrangements for which there was no future economic benefit; a $5.8 million payment to be made under a change in control provision in a previously existing life insurance arrangement for which there was no future economic benefit; and $6.5 million for fees related to investment banking, legal, accounting, filings with regulatory agencies, financial printing, and other related costs. Approximately $6.6 million of the direct transaction costs were paid out of existing cash reserves in fiscal year 2002. The remaining unpaid direct transaction costs of approximately $1.7 million are related to change in control payments under previously existing employment contracts and other non-employee director arrangements which will be paid out in future periods according to the terms of the related agreement.

      During the fourth quarter of fiscal year 2001, the Company recorded special charges of $137.0 million. These special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal year 2001 for Dallas Semiconductor’s products in combination with the Company’s intention to close Dallas Semiconductor’s 6-inch wafer manufacturing facility and dispose of the related equipment. The Company intends to complete construction of an 8-inch wafer manufacturing facility located in Dallas, Texas that was under construction when the merger was consummated between the Company and Dallas Semiconductor. Once complete, the 8-inch wafer manufacturing facility will serve as Dallas Semiconductor’s primary wafer manufacturing facility. In addition, the Company planned to concentrate a significant portion of its test operations of the combined company at the Company’s test facilities located in the Philippines and Thailand. The Company concluded that the above facts indicated that Dallas Semiconductor’s long-lived assets might be impaired, and as required by accounting principles general accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Dallas Semiconductor’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Based on the cash flow analysis, an impairment charge of $124.4 million was recorded to reduce the net book value of Dallas Semiconductor’s long-lived assets to fair value. The Company continued construction of the 8-inch wafer manufacturing facility located in Dallas, Texas during fiscal year 2002 although at a slower pace than originally anticipated due to unforeseen complexities and resource constraints related to converting existing 6-inch processes to 8-inch processes. The

Company plans to complete construction and start up of the 8-inch wafer manufacturing facility in fiscal year 2003. The concentration of test operations of the combined company noted above was completed in fiscal year 2002 as planned.

      In addition to the above, the Company recorded special charges of $12.6 million to reflect the reorganization of the Company’s sales organization, purchase order cancellation fees, and the reduction in the Company’s manufacturing workforce. The above actions directly impacted employees in the Company’s sales, marketing, and manufacturing organizations. The Company terminated 137 employees and 93 employees in fiscal years 2002 and 2001, respectively, and paid $0.5 million and $2.0 million in termination benefits in fiscal years 2002 and 2001, respectively, related to the above actions.

      During fiscal year 2002, the Company recorded additional special charges of $4.1 million related to additional reductions in the Company’s manufacturing workforce. These additional reductions were required to better match capacity with demand for the Company’s product. In fiscal year 2002, the Company terminated an additional 350 employees and paid an additional $4.0 million of termination benefits related to these actions, bringing the total number of employees terminated to 487 and the total termination benefits paid to $4.5 million in fiscal year 2002.

      Based on developments that occurred during fiscal year 2002 related to the special charges recorded during the fourth quarter of fiscal year 2001, the Company revised its estimate of the reserve balance needed for purchase order cancellation fees. Based on the current status of negotiations, the amount that will ultimately be paid will be approximately $4.3 million less than the amount recorded for such charges at June 30, 2001. Accordingly, the Company decreased the amount recorded for purchase order cancellation fees by $4.3 million to reflect this change in estimate leaving a remaining reserve balance for purchase order cancellation fees of $3.2 million at June 29, 2002.

Interest Income and Other, Net

      Interest income and other, net decreased to $41.5 million in fiscal year 2002 from $59.8 million in fiscal year 2001. This decrease was due to lower levels of invested cash, cash equivalents, and short-term investment combined with lower average interest rates.

      Interest income and other, net increased to $59.8 million in fiscal year 2001 from $52.7 million in fiscal year 2000. The increase in interest income and other, net in fiscal year 2001 was primarily due to significantly higher levels of invested cash, cash equivalents, and short-term investments and higher average interest rates. Included in interest income and other, net in fiscal year 2000 was a $4.5 million gain from the cash sale of the Company’s 50% interest in its high-frequency packaging and assembly subsidiary and a $5.6 million gain from the sale of an investment in an unrelated test equipment company.

Provision for Income Taxes

      The effective tax rate was 33.0%, 33.7%, and 33.5% for fiscal years 2002, 2001, and 2000, respectively. The fiscal years 2002, 2001 and 2000 effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

      Realization of the net deferred tax asset of $108.1 million at June 29, 2002 is dependent primarily upon achieving future U.S. taxable income of $309 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties discussed in “Item 1., Business — Trends, Risks and Uncertainties” at pages 8 through 13. An increase in the valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Outlook

      At the end of the fourth quarter of fiscal year 2002, backlog shippable within the next 12 months was approximately $239 million (compared to $234 million at the end of fiscal year 2001), including approximately $210 million (compared to $185 million at the end of fiscal year 2001) requested for shipment in the first quarter of fiscal year 2003. Although the Company’s backlog grew 9% in the fourth quarter of fiscal year 2002, there is still limited visibility in many of its end markets. Because the Company’s backlog of orders at any point is not necessarily based on firm, noncancelable orders and because the Company’s customers do in fact routinely cancel orders for their own convenience with little notice, backlog has limited value as a predictor of future revenues.

      During the fourth quarter of fiscal year 2002, bookings were approximately $310 million, a 4% increase over the previous quarter’s level of $299 million. Turns orders remained high during the fourth quarter of fiscal year 2002 at 45% of bookings (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). The Company’s customers continue to order to support near-term requirements. Turns orders received during the fourth quarter of fiscal year 2002 were $140 million. Bookings increased in the U.S. and Japan and were approximately flat with the third quarter of fiscal year 2002 in other geographic areas.

      The fourth quarter of fiscal year 2002 results were generally consistent with the Company’s expectations. Revenues increased approximately 8% over the third quarter of fiscal year 2002. The Company increased its revenues during the second, third, and fourth quarters of fiscal year 2002, and the Company forecasts that revenues will be up sequentially for the first quarter of fiscal 2003. The Company believes that end market consumption of its products is close to its current bookings level. As of the end of the second week of September 2002, the Company believes that its net revenues will be somewhat higher in the first quarter of fiscal year 2003 than in the fourth quarter of fiscal year 2002, but the Company does not have sufficient visibility based on current backlog and bookings to make confident predictions for future periods.

      If the business climate does not recover to levels the Company experienced a couple of years ago, the Company believes it can still perform well for its stockholders. The Company is committed to finding the right mix of operating efficiencies and market success that will produce results for its stockholders. To this end the Company is implementing expense control and reduction plans throughout the Company while at the same time continuing to focus on its new product and process introduction plans and completion of the manufacturing and other operational improvements discussed elsewhere in this report.

Financial Condition

Overview

      Total assets decreased to $2,010.8 million at the end of fiscal year 2002, down from $2,430.5 million at the end of fiscal year 2001. The decrease is primarily due to the repurchase of 20.1 million shares of the Company’s common stock for $864.0 million. This decrease was offset by an increase in cash generated from operations of $403.8 million in fiscal year 2002 and $109.3 million from employee stock option exercises and stock purchase plan purchases. Accounts receivable declined to $129.8 million at the end of fiscal year 2002 from $152.5 million at the end of fiscal year 2001, primarily due to a decrease in sales volume in the fourth quarter of fiscal year 2002 compared to the fourth quarter of fiscal year 2001. Net inventory declined to $139.2 million in fiscal year 2002 from $162.7 million in fiscal year 2001 due to better matching of capacity with demand. Deferred tax assets grew to $144.7 million at the end of fiscal year 2002 from $103.2 million at the end of fiscal year 2001 primarily due to timing differences between tax and financial reporting.

Liquidity and Capital Resources

      The Company’s primary sources of funds for fiscal years 2002, 2001, and 2000 has been from net cash generated from operating activities of approximately $403.8 million, $809.6 million, and $666.3 million, respectively. In addition, the Company received approximately $109.3 million, $114.3 million, and $99.1 mil-

lion of proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan during fiscal years 2002, 2001, and 2000, respectively.

      Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options. These tax benefits amounted to $140.0 million, $238.9 million, and $155.0 million in fiscal years 2002, 2001, and 2000, respectively.

      The principal uses of funds for fiscal years 2002, 2001, and 2000 were repurchases of $864.0 million, $250.7 million, and $270.2 million of the Company’s common stock, and purchases of property, plant and equipment of $90.4 million, $336.5 million, and $292.1 million, respectively.

      In the past, it was the Company’s policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. That stock repurchase policy was discontinued in the third quarter of fiscal year 2001. During the first and second quarters of fiscal year 2002, the Company repurchased common stock in response to actions taken by the Securities and Exchange Commission following the extraordinary events of September 11, 2001. During the third and fourth quarters of fiscal year 2002, the Company repurchased common stock as it was determined to be a more effective use of the Company’s funds rather than reinvesting maturing investments, which had a high rate of return, in securities that would have yielded a much lower rate of return. The Company will continue to repurchase its common stock in fiscal year 2003. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors. See Note 14 “Common Stock Repurchases” at pages 51 and 52 and Note 15 “Subsequent Event” at page 52 of the Notes to Consolidated Financial Statements regarding repurchases of common stock during and subsequent to fiscal year 2002.

      The Company is subject to pending legal proceedings. See Note 7 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements at pages 42 and 43 for information regarding pending patent litigation. Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position. If, however, the appellate court in the action brought by Linear Technology Corporation were to reverse the trial court’s dismissal of the patent litigation claims brought by Linear Technology Corporation against the Company, and were Linear Technology Corporation to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

      As of June 29, 2002, the Company’s available funds consisted of $765.5 million in cash, cash equivalents, and highly liquid investment securities. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures and common stock repurchases, for the next twelve months.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future given available information. Actual results may differ from these estimates under different assumptions or conditions.

      The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition and accounts receivable allowances, which impacts the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and selling, general and administrative expenses. These policies and the estimates and judgments involved are discussed further below. The Company has other key accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on the Company’s reported results of operations for a given period.

Revenue Recognition and Accounts Receivable Allowances

      Revenue from product sales to the Company’s direct customers is recognized upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.

      A portion of the Company’s sales is made to domestic distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with the levels of returns and other credits that will be issued to these distributors, the Company defers recognition of such sales until the product is sold by the domestic distributors to their end customers. Revenue on all shipments to international distributors is recognized upon shipment to the distributor, when the above criteria are met, with appropriate provision of reserves for returns and allowances, as these distributors generally do not have price rebate or product return privileges. The Company estimates the provision for returns and price rebates based on historical experience and known future returns and price rebates. Accounts receivable from both domestic and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

      The Company must make estimates of potential future product returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of sales returns and allowances. Estimates made by the Company may differ from actual product returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

Inventories

      Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value. Because of the cyclicality of the market, inventory levels, obsolescence of technology, and product life cycles, the Company writes down inventories to net realizable value based on backlog, forecasted product demand, and historical sales levels. Backlog is subject to revisions, cancellations, and rescheduling. Actual demand and market conditions may be lower than those projected by the Company. This difference could have a material adverse effect on the Company’s gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by the Company, gross margin could be favorably impacted. During fiscal year 2002 and 2001, the Company had inventory write downs of $12.5 million and $39.9 million, respectively, due to decreases in backlog and forecasted demand due to a downturn in certain industry segments (particularly telecom and information technology businesses) and the general economy.

      The Company’s standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. The Company’s policy for recording a write down of inventory is generally to write down, at standard cost, finished goods inventory in excess of an estimate of twelve months of demand based on backlog and historical sales levels and work in process that is greater than 90 days old, which has no forecasted product demand.

Long-Lived Assets

      The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of the Company’s property, plant and equipment could differ from the Company’s estimates used in assessing the recoverability of these assets. These differences could result in additional impairment charges, which could have a material adverse impact on the Company’s results of operations.

      As previously noted, in fiscal year 2001, the Company recorded a charge of $124.4 million for the impairment of Dallas Semiconductor wafer fabrication equipment and test equipment. The impairment charge was determined based on the difference between the fair value and the carrying value attributable to such assets. Additionally, in fiscal year 2001 and 2000, the Company recorded charges of $50.4 million and $35.2 million, respectively, to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation. The charges noted above were classified as operating expenses in the consolidated statements of income.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS 144 effective June 30, 2002 and believes that this standard will not have a material impact on the Company’s financial condition, results of operations or liquidity.

Accounting for Income Taxes

      The Company records a valuation allowance to reduce the net deferred tax asset to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment could increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance could be charged to income in the period such determination would be made. At June 29, 2002 the Company recorded a valuation allowance against the net deferred tax asset of $141.7 million attributable to the expected tax benefits on gains to be realized from the exercise of stock options, which if and when realized, will be recorded as a credit to additional paid-in-capital.

      On a periodic basis the Company evaluates its deferred tax asset balance for realizability. To the extent the Company believes it is more likely than not that some portion of its deferred tax assets will not be realized, the Company will increase the valuation allowance against the deferred tax assets. Realization of the Company’s deferred tax assets is dependent primarily upon future U.S. taxable income. The Company’s judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Contingencies

      From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, the Company determines whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact the Company’s results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thus favorably impacting the Company’s results of operations. See “Item 3., Legal Proceedings” at page 15.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio, which includes primarily U.S. Treasury and Federal Agency debt securities. Investments mature at frequent intervals during the year, at which time the funds are available for use in the business, or for reinvestment, as cash demands dictate. The Company places its investments only in high-quality financial instruments, limits the amount invested in any one institution or instrument, and limits portfolio duration. This policy is intended to reduce default risk, market risk, and reinvestment risk. The Company does not use derivative financial instruments in its investment portfolio. The fair value of the Company’s investment portfolio and related interest income would not be materially impacted by a change in market interest rates of 100 basis points, due to the primarily short-term nature of the Company’s investment portfolio. At June 29, 2002, the Company’s investment portfolio had an expected weighted average return of 2.8% (5.0% at June 30, 2001) and a weighted maturity of 147 days (303 days at June 30, 2001).

Foreign Currency Risk

      The Company transacts business in various non-U.S. currencies, primarily the Japanese Yen, British Pound, and the Euro. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. The Company has established risk management strategies designed to protect against reductions in value and volatility of future cash flows caused by changes in exchange rates. These strategies reduce, but do not always entirely eliminate, the impact of currency exchange movements.

      Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities was immaterial in fiscal year 2002. The Company had forward contracts to buy and sell foreign currencies with a U.S. dollar equivalent of $59.3 million at June 29, 2002. The fair value of these contracts, which generally have maturities of less than 3 months, at June 29, 2002 was $56.0 million.

Item 8.     Consolidated Financial Statements and Supplementary Data

      Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in item 14(a) of this Report.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Other than as follows, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

      The officers of the Company, including executive officers and other Vice Presidents, are as follows:

Name	Age	Position

John F. Gifford	61	President, Chief Executive Officer and Chairman of the Board
Frederick G. Beck	64	Vice President
Tunc Doluca	44	Vice President
Laszlo V. Gal, Ph.D.	54	Vice President
Rob B. Georges	44	Vice President
Parviz Ghaffaripour	39	Vice President
Jennifer E. Gilbert	36	Vice President
Alan P. Hale	41	Vice President
Richard C. Hood	52	Vice President
Kenneth J. Huening	41	Vice President
Carl W. Jasper	46	Vice President and Chief Financial Officer
Nasrollah Navid, Ph.D.	53	Vice President
Pirooz Parvarandeh	42	Vice President
Charles G. Rigg	58	Vice President
Sharon E. Smith-Lenox	50	Corporate Controller and Principal Accounting Officer
Vijay Ullal	43	Vice President

      Mr. Gifford, a founder of the Company, has served as President, Chief Executive Officer and Chairman of the Board since the Company’s incorporation in April 1983.

      Mr. Beck, a founder of the Company, has served as Vice President since May 1983, except for a medical leave between December 1991 and January 1994.

      Mr. Doluca joined Maxim in October 1984 and was promoted to Vice President in July 1994. Prior to July 1994, he served in a number of integrated circuit development positions.

      Dr. Gal joined Maxim in April 1999 as Vice President. Prior to joining Maxim, he was with Applied Micro Circuits Corporation where he served as Vice President of Engineering from January 1997 to April 1999. Before joining Applied Micro Circuits Corporation, Dr. Gal’s tenure included eleven years at Unisys Corporation (1983-1994) and three years at Motorola Inc. (1994-1997) in various technical and management positions.

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

      Dr. Navid joined Maxim in May 1997 as Vice President. Prior to joining Maxim and since 1980, he was with Philips Semiconductors, where he served in a number of technical and management positions for the wireless communications product line.

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

      Ms. Smith-Lenox joined Maxim in October 1999 as Principal Accounting Officer. Prior to joining Maxim, she was with Hewlett Packard Company from September 1983 to October 1999, where she held various management positions in Accounting and Finance, most recently that of Controller. Prior to that she was with KPMG, San Francisco, from 1980 to 1983.

      Mr. Ullal joined Maxim in December 1989 and was promoted to Vice President in March 1996. Prior to March 1996, he served in a number of wafer fab operation positions.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Performance Graph.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following are filed as part of this Report:

Page

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.

Schedule II — Valuation and Qualifying Accounts	55

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(3) The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

      (b) Reports on Form 8-K.

      None.

      (c) Exhibits.

      See attached Index to Exhibits.

      (d) Financial Statement Schedules.

      The financial statement schedule required by this Item is listed under Item 14(a), above.

CONSOLIDATED BALANCE SHEETS

	June 29,	June 30,
	2002	2001

	(Amounts in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$173,807	$93,796
Short-term investments	591,694	1,126,556

Total cash, cash equivalents and short-term investments	765,501	1,220,352

Accounts receivable, (net of allowance for doubtful accounts of $3,176 in 2002 and $3,280 in 2001)	129,812	152,488
Inventories	139,206	162,656
Deferred tax assets	144,717	103,205
Income tax refund receivable	53,164	50,187
Other current assets	3,264	10,204

Total current assets	1,235,664	1,699,092

Property, plant and equipment, at cost, less accumulated depreciation	746,161	712,039
Other assets	28,987	19,400

TOTAL ASSETS	$2,010,812	$2,430,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,284	$100,921
Income taxes payable	10,633	8,963
Accrued salary and related expenses	64,321	75,992
Accrued expenses	81,606	94,105
Deferred income on shipments to distributors	27,183	45,396

Total current liabilities	229,027	325,377

Other liabilities	4,000	4,000
Deferred tax liabilities	36,634	—
Commitments and contingencies

Total liabilities	269,661	329,377

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 2,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value Authorized: 960,000,000 shares; Issued and outstanding: 320,060,896 in 2002 and 330,235,460 in 2001	320	330
Additional paid-in capital	54,935	351,652
Retained earnings	1,686,816	1,745,638
Accumulated other comprehensive (loss) income	(920)	3,534

Total stockholders’ equity	1,741,151	2,101,154

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,010,812	$2,430,531

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended

	June 29,	June 30,	June 24,
	2002	2001	2000

	(Amounts in thousands, except per share data)
Net revenues	$1,025,104	$1,576,613	$1,376,085
Cost of goods sold	312,223	537,148	503,801

Gross margin	712,881	1,039,465	872,284
Operating expenses:
Research and development	275,547	280,228	216,823
Selling, general and administrative	91,982	150,622	146,901
Merger and special charges	—	163,449	—

Total operating expenses	367,529	594,299	363,724

Operating income	345,352	445,166	508,560
Interest income and other, net	41,488	59,822	52,657

Income before provision for income taxes	386,840	504,988	561,217
Provision for income taxes	127,657	170,049	188,134

Net income	$259,183	$334,939	$373,083

Earnings per share:
Basic	$0.80	$1.03	$1.18
Diluted	$0.73	$0.93	$1.04

Shares used in the calculation of earnings per share:
Basic	325,527	325,736	316,887
Diluted	355,821	361,620	359,548

Dividends declared per share	$—	$0.02	$0.02

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Other Accumulated
			Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	(Loss) Income	Total

	(Amounts in thousands, except share data)
Balance, June 26, 1999	310,214,152	$310	$274,236	$1,096,372	$(1,470)	$1,369,448
Components of comprehensive income:
Net income	—	—	—	373,083	—	373,083
Unrealized gain on available-for-sale investments	—	—	—	—	1,377	1,377

Total comprehensive income						374,460

Exercises under the Stock Option and Purchase Plans	18,130,266	18	99,111	—	—	99,129
Repurchase of common stock	(5,905,111)	(6)	(270,213)	—	—	(270,219)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	154,958	—	—	154,958
Dividends declared	—	—	—	(7,837)	—	(7,837)

Balance, June 24, 2000	322,439,307	322	258,092	1,461,618	(93)	1,719,939
Components of comprehensive income:
Net income	—	—	—	334,939	—	334,939
Unrealized gain on forward- exchange contracts	—	—	—	—	406	406
Unrealized gain on available-for-sale investments	—	—	—	—	4,598	4,598

Total comprehensive income						339,943

Adjustments to conform fiscal year of pooled entity	(384,103)	—	(8,950)	(44,942)	(1,377)	(55,269)
Exercises under the Stock Option and Purchase Plans	12,206,590	12	114,257	—	—	114,269
Repurchase of common stock	(4,026,334)	(4)	(250,681)	—	—	(250,685)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	238,934	—	—	238,934
Dividends declared	—	—	—	(5,977)	—	(5,977)

Balance, June 30, 2001	330,235,460	330	351,652	1,745,638	3,534	2,101,154
Components of comprehensive income:
Net income	—	—	—	259,183	—	259,183
Unrealized loss on forward- exchange contracts	—	—	—	—	(1,911)	(1,911)
Unrealized loss on available-for-sale investments	—	—	—	—	(2,543)	(2,543)

Total comprehensive income						254,729

Exercises under the Stock Option and Purchase Plans	9,959,279	10	109,283	—	—	109,293
Repurchase of common stock	(20,133,843)	(20)	(545,987)	(318,005)	—	(864,012)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	139,987	—	—	139,987

Balance, June 29, 2002	320,060,896	$320	$54,935	$1,686,816	$(920)	$1,741,151

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Increase (Decrease) in Cash and Cash Equivalents
	For the Years Ended

	June 29, 2002	June 30, 2001	June 24, 2000

	(Amounts in thousands)
Cash flows from operating activities:
Net income	$259,183	$334,939	$373,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	56,252	90,861	79,267
Plant and equipment charges	—	50,365	35,200
Charge for impairment of long-lived assets	—	124,432	—
Adjustment to conform fiscal year of pooled entity	—	3,608	—
Changes in assets and liabilities:
Accounts receivable	22,676	77,365	(92,307)
Inventories	23,450	(27,939)	(18,876)
Deferred taxes	6,404	27,385	(29,415)
Income tax refund receivable	(2,977)	(43,937)	30,821
Other current assets	4,044	7,225	(5,624)
Accounts payable	(55,637)	(3,602)	41,147
Income taxes payable	132,751	163,263	163,743
Deferred income on shipments to distributors	(18,213)	7,428	4,911
All other accrued liabilities	(24,170)	(1,745)	84,302

Net cash provided by operating activities	403,763	809,648	666,252

Cash flows from investing activities:
Additions to property, plant and equipment, net	(90,374)	(336,545)	(292,106)
Other non-current assets	(9,587)	(4,845)	(11,402)
Purchases of available-for-sale securities	(1,298,660)	(1,352,264)	(706,144)
Proceeds from sales/maturities of available-for-sale securities	1,829,588	1,037,978	553,335

Net cash provided by (used in) investing activities	430,967	(655,676)	(456,317)

Cash flows from financing activities:
Issuance of common stock	109,293	114,269	99,129
Repurchase of common stock	(864,012)	(250,685)	(270,219)
Dividends paid	—	(5,977)	(7,837)

Net cash used in financing activities	(754,719)	(142,393)	(178,927)

Net increase in cash and cash equivalents	80,011	11,579	31,008
Cash and cash equivalents:
Beginning of year	93,796	82,217	51,209

End of year	$173,807	$93,796	$82,217

Supplemental disclosures of cash flow information:
Cash paid, net during the year for:

Income taxes	$(9,106)	$21,796	$21,573

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Nature of Operations

      Maxim Integrated Products, Inc. (the Company) designs, develops, manufactures, and markets linear and mixed-signal integrated circuits and is incorporated in the state of Delaware. The Company’s products include data converters, interface circuits, microprocessor supervisors, operational amplifiers, power supplies, multiplexers, delay lines, real-time clocks, microcontrollers, switches, battery chargers, battery management circuits, RF circuits, fiber optic transceivers, sensors, and voltage references. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales offices throughout the world. The Company’s products are sold to customers in numerous markets, including automotive, communications, consumer, industrial control, instrumentation, and data processing.

      In the fourth quarter of fiscal year 2001, the Company acquired Dallas Semiconductor Corporation (Dallas Semiconductor), a leading supplier of specialty semiconductors. At the completion of the merger, Dallas Semiconductor became a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests for financial reporting purposes in accordance with accounting principles generally accepted in the United States, and accordingly, all financial data of the Company presented in these financial statements was restated to include the historical financial data of Dallas Semiconductor. See Note 3 “Business Combination” of these Notes to Consolidated Financial Statements regarding this transaction.

Note 2:     Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every sixth or seventh year will be a 53-week fiscal year. Fiscal years 2002 and 2000 were 52-week years. Fiscal year 2001 was a 53-week year. The impact of the additional week on the Company’s operating results consisted primarily of additional salary-related expenses. These additional expenses were not material.

      Certain amounts in the prior-year financial statements in Note 6 “Property, Plant, and Equipment” and Note 11 “Income Taxes” of these Notes to Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Cash Equivalents and Short-term Investments

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of demand accounts, government securities, and money market funds. Short-term investments consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months.

      All of the Company’s cash equivalents and short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income and other, net” in the consolidated statements of income.

Derivative Instruments

      The Company transacts business in various non-U.S. currencies, primarily the Japanese Yen, British Pound, and the Euro. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. The Company has established risk management strategies designed to protect against

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reductions in value and volatility of future cash flows caused by changes in exchange rates. These strategies reduce, but do not always entirely eliminate, the impact of currency exchange movements.

      Currency forward contracts that are used to hedge exposure to variability in anticipated non-U.S.-dollar-denominated cash flows are designated as cash flow hedges. The maturities of these instruments are generally less than 3 months. The Company had forward contracts to buy and sell foreign currencies with a U.S. dollar equivalent of $59.3 million at June 29, 2002. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings, net during the period of change. During fiscal year 2002, the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an immaterial impact on earnings for either cash flow or fair value hedges.

      Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related derivatives. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities was immaterial in fiscal year 2002. The realized and unrealized amounts will fluctuate based on changes in the fair value of open contracts at the end of each reporting period.

      For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the forward value of the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other income, net. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold. In fiscal year 2002 no cash flow hedges were discontinued as a result of forecasted transactions that did not occur.

      As of June 29, 2002, the Company had forward exchange contracts with a cost basis of $59.3 million and an estimated fair value of $56.0 million.

Inventories

      Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value. Because of the cyclicality of the market, inventory levels, obsolescence of technology, and product life cycles, the Company writes down inventories to net realizable value based on backlog, forecasted product demand, and historical sales levels. The Company’s policy for recording a write down of inventory is generally to write down, at standard cost, finished goods inventory in excess of an estimate of twelve months of demand based on backlog and historical sales levels and work in process that is greater than 90 days old, which has no forecasted product demand.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from 2 to 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease. The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life is compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

Revenue Recognition and Accounts Receivables Allowances

      Revenue from product sales to the Company’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations.

      A portion of the Company’s sales is made to domestic distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with the levels of returns and other credits that will be issued to these distributors, the Company defers recognition of such sales until the product is sold by the domestic distributors to their end customers. Revenue on all shipments to international distributors is recognized upon shipment to the distributor, when the above criteria are met, with appropriate provision of reserves for returns and allowances, as these distributors generally do not have price rebate or product return privileges. The Company estimates the provision for returns and price rebates based on historical experience and known future returns and price rebates. Accounts receivable from both domestic and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

      Based on historical returns, changes in customer demand, and acceptance of products, the Company records product return and sales allowances to current period revenue as needed.

Advertising

      Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were $13.6 million, $18.7 million, and $17.1 million in fiscal years 2002, 2001, and 2000, respectively.

Shipping Costs

      Shipping costs are charged to cost of goods sold as incurred.

Foreign Currency Translation and Remeasurement

      The U.S. dollar is the functional currency for the Company’s foreign operations. Using the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the average exchange rates during the year. Net gains and losses from foreign currency remeasurements have been minimal and are included in selling, general and administrative expenses.

Employee Stock Plans

      The Company accounts for its stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In addition, the Company discloses pro forma information related to its stock plans according to Financial Accounting Standards Board Statement No. 123 (SFAS 123), “Accounting for Stock Based

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation. See Note 9 “Employee Stock and Benefit Plans” of these Notes to Consolidated Financial Statements.

Earnings Per Share

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method. See Note 10 “Earnings Per Share” of these Notes to Consolidated Financial Statements.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets”. SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment-only model. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 and 142 effective June 30, 2002 and believes that these standards will not have a material impact on the Company’s financial condition, results of operations or liquidity.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121 and addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective June 30, 2002 and believes that this standard will not have a material impact on the Company’s financial condition, results of operations or liquidity.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted SFAS 146 effective June 30, 2002 and believes that this standard will not have a material impact on the Company’s financial condition, results of operations or liquidity.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, allowances for doubtful accounts and customer returns, inventory reserves, potential reserves relating to litigation matters, accrued liabilities, and other reserves.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual results may differ from those estimates, and such differences may be material to the financial statements.

Concentration of Credit Risk

      Due to the Company’s credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited, because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. While a significant portion of the Company’s revenues is made through domestic and international distributors, no single customer has accounted for greater than 10% of net revenues in the last three fiscal years.

      The Company maintains cash, cash equivalents, and short-term investments with various high credit quality financial institutions, limits the amount of credit exposure to any one financial institution or instrument, and is exposed to credit risk in the event of default by these institutions to the extent of amounts recorded at the balance sheet date. To date, the Company has not incurred losses related to these investments.

Concentration of Other Risks

      The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific to the semiconductor industry and to the analog portion of that industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and, to a small extent, wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Note 3:     Business Combination

      In the fourth quarter of fiscal year 2001, the Company acquired Dallas Semiconductor, a leading supplier of specialty semiconductors. The Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company exchanged all options to purchase Dallas Semiconductor common stock for options to purchase approximately 5.9 million shares of the Company’s common stock. The transaction was accounted for as a pooling-of-interests and qualifies as a tax-free reorganization. As a result of the acquisition, during the fourth quarter of fiscal year 2001, the Company recorded merger costs of $26.4 million. In addition, the Company recorded special charges of $137.0 million in the fourth quarter of fiscal year 2001. The special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal year 2001 for Dallas Semiconductor products in combination with the Company’s plan for the utilization of Dallas Semiconductor’s long-lived assets. See “Merger and Special Charges” in Note 13 of these Notes to Consolidated Financial Statements.

      All financial data of the Company presented in these financial statements was restated to include the historical financial data of Dallas Semiconductor in accordance with accounting principles generally accepted in the United States and pursuant to Regulation S-X of the Securities and Exchange Commission. Adjustments relating to deferral of income on shipments to distributors were required to conform the accounting policies of the acquired company. Both the Company and Dallas Semiconductor have sales to domestic distributors under agreements that provide for certain price rebates, allowances and return privileges. The Company defers recognition of these sales until the merchandise is sold by the domestic distributors. Dallas Semiconductor recognized these sales, which were reduced by estimated future price reductions and

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returns, upon shipment to domestic distributors. These adjustments reflect the conformity of Dallas Semiconductor’s accounting policies and presentation to that of the Company’s.

      The Company and Dallas Semiconductor had certain differences in the classification of revenues and expenses in their historical statements of operations and assets and liabilities in their historical balance sheets. Adjustments have been made to conform the combined companies’ income statement and balance sheet classifications. In addition, the lives of the property, plant and equipment acquired as part of the merger with Dallas Semiconductor were conformed to the lives used by the Company as appropriate. The change, which was prospective in nature, reflects the Company’s anticipated economic benefit from those assets.

      The Company’s statement of income for the fiscal year ended June 24, 2000 was combined with the Dallas Semiconductor statement of income for the fiscal year ended December 31, 2000. The Company’s statement of income for the fiscal year ended June 30, 2001 includes the results of operation for Dallas Semiconductor for the 12 months ended June 30, 2001. This presentation has the effect of including Dallas Semiconductor’s results of operations for the 6-month period ended December 31, 2000 in both the Company’s fiscal year ended June 24, 2000 and June 30, 2001. Net revenues and net income for Dallas Semiconductor for the 6-month period ended December 31, 2000, were $270.4 million and $48.9 million, respectively. The net income for Dallas Semiconductor for the 6-month period ended December 31, 2000, of $48.9 million has been reported as a decrease to the Company’s fiscal year 2001 retained earnings within the Consolidated Statement of Stockholders’ Equity for the year ended June 30, 2001.

      The combined periods for the Consolidated Statements of Income are summarized as follows:

Fiscal 2001 Quarterly Periods
Fiscal 2000
	Year Ended	First	Second	Third	Fourth

Maxim	June 24, 2000	Sept. 23, 2000	Dec. 30, 2000	Mar. 31, 2001	June 30, 2001
Dallas Semiconductor	Dec. 31, 2000	Oct. 1, 2000	Dec. 31, 2000	Apr. 1, 2001	June 30, 2001

      The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying financial statements are summarized below:

For the Year Ended
June 24, 2000

(Amounts in thousands)
Net revenues:
Maxim	$864,924
Dallas Semiconductor	516,965
Adjustments to conform accounting policies	(8,116)
Reclassifications to conform financial statement presentation	2,312

Combined	$1,376,085

Net income:
Maxim	$280,619
Dallas Semiconductor	95,415
Adjustments to conform accounting policies	(2,951)

Combined	$373,083

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:     Financial Instruments

Investments

      In accordance with Statement of Financial Accounting Standard No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities,” the Company recorded an unrealized holding gain of $3.2 million on short-term investments at June 29, 2002 ($7.2 million at June 30, 2001). The unrealized holding gain resulted from a decline in interest rates that occurred during fiscal year 2002. Fair market values are calculated based upon prevailing market quotes at the end of each fiscal year.

      Available-for-sale investments, all of which have contractual maturities of one year or less, at June 29, 2002 were as follows:

		Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

	(Amounts in thousands)
U.S. Treasury securities	$271,918	$1,473	$—	$273,391
Federal Agency Debt securities	316,048	1,747	—	317,795
Municipal bonds	502	6	—	508

	$588,468	$3,226	$—	$591,694

      Available-for-sale investments at June 30, 2001 were as follows:

		Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

	(Amounts in thousands)
U.S. Treasury securities	$424,014	$1,551	$—	$425,565
Federal Agency Debt securities	525,097	2,018	—	527,115
Corporate notes	98,455	2,076	—	100,531
Municipal bonds	71,830	1,515	—	73,345

	$1,119,396	$7,160	$—	$1,126,556

      Gross realized gains or losses for fiscal years 2002, 2001, and 2000 were immaterial.

Foreign Exchange Contracts

      At June 29, 2002, and June 30, 2001, the Company held forward exchange contracts, all having maturities of less than one year, to exchange various foreign currencies for U.S. dollars in the amount of $59.3 million and $63.6 million, respectively. The table below summarizes, by currency, the notional amounts of the Company’s forward exchange contracts and net unrealized gain or loss at the end of fiscal years 2002 and 2001. The net unrealized gain or loss approximates the carrying value of these contracts.

	June 29, 2002		June 30, 2001

	Notional	Unrealized	Notional	Unrealized
	Amounts	Gain/(Loss)	Amounts	Gain/(Loss)

	(Amounts in thousands)
Currency:
Japanese Yen	$28,162	$(1,489)	$30,089	$1,084
British Pound Sterling	18,137	(823)	18,295	356
Euro	12,272	(938)	14,659	648
Swiss Franc	739	(46)	552	27

	$59,310	$(3,296)	$63,595	$2,115

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net unrealized gain, if any, is potentially subject to market and credit risk as it represents appreciation of the hedge position over the spot exchange rates at year-end. The Company controls credit risk through credit approvals and monitoring procedures.

Note 5:     Inventories

      The components of inventories are:

	June 29, 2002	June 30, 2001

	(Amounts in thousands)
Raw materials	$12,742	$21,893
Work-in-process	95,460	91,727
Finished goods	31,004	49,036

	$139,206	$162,656

Note 6:     Property, Plant and Equipment

      Property, plant and equipment consist of:

	June 29, 2002	June 30, 2001

	(Amounts in thousands)
Land	$55,300	$54,442
Buildings and building improvements	354,430	300,435
Machinery and equipment	1,022,454	1,053,669

	1,432,184	1,408,546

Less accumulated depreciation	(686,023)	(696,507)

	$746,161	$712,039

      During fiscal year 2001, the Company recorded charges of $39.2 million to cost of goods sold and $11.2 million to research and development costs to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation. In addition, in the fourth quarter of fiscal year 2001, the Company recorded impairment charges of $124.4 million related to the long-lived assets of Dallas Semiconductor. See Note 13 “Merger and Special Charges” of these Notes to Consolidated Financial Statements. During fiscal year 2000, the Company recorded charges of $27.1 million to cost of goods sold and $8.1 million to research and development costs to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation.

Note 7:     Commitments and Contingencies

      On June 26, 1997, a complaint was filed by Linear Technology Corporation (“LTC”) naming the Company and certain other unrelated parties as defendants. The complaint alleges that each of the defendants, including the Company, has willfully infringed, induced infringement and contributorily infringed LTC’s United States Patent 5,481,178 relating to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit, all of which has allegedly damaged LTC in an unspecified amount. The complaint further alleges that the Company’s actions have been, and continue to be, willful and deliberate and seeks a permanent injunction against the Company as well as unspecified actual and treble damages including costs, expenses, and attorneys fees. The Company answered the complaint on

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 20, 1997, denying all of LTC’s substantive allegations and counterclaiming for a declaration that LTC’s patent is invalid and not infringed.

      On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC. The court found that the Company did not infringe any of the claims of the asserted patent. The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. LTC has appealed the decision. While the Company continues to believe the claims are without merit, no assurance can be given as to the outcome of the appeal. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company. If, however, the appellate court in the action brought by LTC were to reverse the trial court’s dismissal of the patent litigation claims brought by LTC against the Company, and were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

      In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

      The Company leases certain of its facilities under various operating leases that expire at various dates through 2010. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

      Future annual minimum lease payments for all leased facilities are as follows:

Fiscal Year	(Amounts in thousands)

2003	$3,240
2004	2,241
2005	1,405
2006	955
2007	676
2008-2010	776

$9,293

      Rent expense was approximately $3.0 million, $3.7 million, and $2.7 million in fiscal years 2002, 2001, and 2000, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:     Comprehensive Income

      Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of other comprehensive income (loss) and related tax effects were as follows:

	For the Years Ended

	June 29, 2002	June 30, 2001

	(Amounts in thousands)
Change in unrealized gains (losses) on investments, net of tax of $(1,391) in 2002 and $2,618 in 2001	$(2,543)	$4,598
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $(985) in 2002 and $209 in 2001	(1,911)	406
Adjustment to conform fiscal year of pooled entity	—	(1,377)

Other comprehensive (loss) income	$(4,454)	$3,627

      Accumulated other comprehensive loss presented in the Consolidated Balance Sheets at June 29, 2002 consists of net unrealized gains on available-for-sale investments of $2.1 million, net unrealized losses on forward exchange contracts of $(1.5) million, and foreign currency translation adjustments of $(1.5) million. Foreign currency translation adjustments are not tax affected.

Note 9:     Employee Stock and Benefit Plans

Stock Option and Purchase Plans

      At June 29, 2002, the Company has reserved a total of 96,295,559 of its common shares for issuance to employees and certain others under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1983 Incentive Stock Option Plan, 1987 Employee Stock Participation Plan (ESP Plan), 1988 Nonemployee Director Stock Option Plan, and Supplemental Nonemployee Stock Option Plan. Under the plans, options are generally granted at a price not less than fair market value as determined by the Board or Plan administrator at the date of grant. Subject to certain limitations, the Board or Plan administrator has authority to make grants at prices less than fair market value. Options granted under the stock option plans described above generally vest within 5 years and expire from 5 to 10 years from the date of the grant or such shorter term as may be provided in the agreement. Under the 1987 Employee Stock Participation Plan and, until April 11, 2001, the Dallas Semiconductor Stock Purchase Plan, employees of the Company may purchase shares of common stock at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. During fiscal 2002, the Company recorded $139,987,000 of tax benefit on the exercise of nonqualified stock options and on disqualifying dispositions under stock plans ($238,934,000 in fiscal year 2001 and $154,958,000 in fiscal year 2000).

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to activity under the stock option plans and ESP Plan is set forth below:

		Outstanding Options

	Shares		Weighted
	Available	Number of	Average Price
	for Grant	Shares	Per Share

Balance, June 26, 1999	8,276,351	90,203,499	$9.11
Shares reserved	14,910,256	—	—
Options granted	(14,571,524)	14,571,524	$39.77
Options terminated	3,443,779	(3,443,779)	$14.70
Options exercised	—	(18,130,266)	$4.75

Balance, June 24, 2000	12,058,862	83,200,978	$14.86
Adjustment to conform fiscal year of pooled entity	(2,374,944)	(941,841)	—
Shares reserved	13,607,256	—	—
Options granted	(23,022,427)	23,022,427	$46.78
Options terminated	3,789,540	(3,789,540)	$25.31
Options exercised	—	(12,206,590)	$9.44

Balance, June 30, 2001	4,058,287	89,285,434	$24.20
Shares reserved	13,200,000	—	—
Options granted	(17,948,876)	17,948,876	$39.12
Options terminated	2,730,123	(3,019,006)	$33.50
Options exercised	—	(9,959,279)	$10.27

Balance, June 29, 2002	2,039,534	94,256,025	$28.25

      At June 29, 2002, 36,116,676 options to purchase shares of common stock were exercisable. Options exercisable at June 30, 2001 and June 24, 2000 were 33,070,686 and 32,811,193, respectively.

      The following table summarizes information about options outstanding at June 29, 2002:

	Outstanding Options			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Range of Exercise Prices	June 29, 2002	Life (Years)	Price	June 29, 2002	Price

$ 1.48 - $10.36	19,568,195	2.69	$5.34	18,470,414	$5.30
$10.65 - $21.06	20,491,138	5.55	$15.17	10,966,461	$14.66
$21.31 - $35.16	20,793,855	8.12	$31.54	2,461,973	$30.44
$35.19 - $48.19	21,561,651	8.94	$42.06	2,852,843	$40.06
$48.44 - $87.06	11,841,186	8.13	$57.79	1,364,985	$57.06

$ 1.48 - $87.06	94,256,025	6.62	$28.25	36,116,676	$14.56

Stock-Based Compensation

      Under SFAS 123, the Company may elect to continue to account for the grant of stock options under APB Opinion 25, in which options granted with an exercise price equal to the fair market value on the date of grant do not require recognition of expense in the Company’s financial statements. Under SFAS 123, the Company is, however, required to provide pro forma disclosure regarding net income and earnings per share as

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if the Company had accounted for its employee stock options (including shares issued under the 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1988 Nonemployee Director Stock Option Plan, and Supplemental Nonemployee Stock Option Plan, collectively called “options”) granted subsequent to June 30, 1995, under the methodology prescribed by that statement. Since the Company has elected to account for the grant of options under APB Opinion No. 25, the following information is for disclosure purposes only.

      The valuation of options granted in fiscal years 2002, 2001, and 2000 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

				Employee Stock
	Stock Option Plans			Participation Plan

	2002	2001	2000	2002	2001	2000

Expected option holding period (in years)	4.5	4.5	4.6	0.5	0.5	0.5
Risk-free interest rate	4.4%	5.1%	5.9%	2.2%	5.1%	5.6%
Stock price volatility	0.61	0.59	0.54	0.61	0.59	0.54
Dividend yield	—	.04%	.05%	—	.04%	.05%

      The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate of value, in the opinion of management, the existing models do not provide a reliable single measure of the value of the options. The following is a summary of weighted average grant date values generated by application of the Black-Scholes model:

	Weighted Average Grant Date Value
	For the Years Ended

	June 29, 2002	June 30, 2001	June 24, 2000

Stock Option Plans	$19.58	$23.86	$20.93
Employee Stock Participation Plans	$13.15	$12.29	$7.82

      As required under SFAS 123, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The adjusted amounts are as follows:

	For the Years Ended

	June 29, 2002	June 30, 2001	June 24, 2000

Pro forma net income adjusted for SFAS 123 (in thousands)	$87,470	$205,414	$292,567
Pro forma diluted earnings per share adjusted for SFAS 123	$0.25	$0.57	$0.81

401(k) Retirement Plan

      The Company sponsors a 401(k) retirement plan (401(k) Plan) under which full-time U.S. employees may contribute, on a pretax basis, between 1% and 20% of their total annual income from the Company, subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. Company contributions to the 401(k) Plan were $2.6 million, $3.0 million, and $2.5 million in fiscal years 2002, 2001 and 2000, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10:     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended

	June 29, 2002	June 30, 2001	June 24, 2000

	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$259,183	$334,939	$373,083

Denominator for basic earnings per share	325,527	325,736	316,887
Effect of dilutive securities:
Stock options	30,294	35,884	42,661

Denominator for diluted earnings per share	355,821	361,620	359,548

Earnings per share:
Basic	$0.80	$1.03	$1.18
Diluted	$0.73	$0.93	$1.04

      Approximately 11.8 million, 3.9 million, and 1.0 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for fiscal years 2002, 2001, and 2000, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

Note 11:     Income Taxes

      The provision for income taxes consists of the following:

	For the Years Ended

	June 29, 2002	June 30, 2001	June 24, 2000

	(Amounts in thousands)
Federal
Current	$118,136	$175,874	$192,570
Deferred	(3,931)	(22,800)	(27,835)
State
Current	6,732	16,195	21,010
Deferred	1,483	(2,100)	(1,845)
Foreign
Current	5,292	3,313	4,260
Deferred	(55)	(433)	(26)

	$127,657	$170,049	$188,134

      Pretax income from foreign operations was approximately $22.7 million, $9.2 million, and $17.4 million for the years ended June 29, 2002, June 30, 2001, and June 24, 2000, respectively.

      The Company enjoys tax holidays with respect to its operations in Thailand and certain of its operations in the Philippines. Some of the Company’s tax holidays expired in fiscal year 2002 and some will expire in fiscal year 2004. The impact of these tax holidays was to increase net income by approximately $1.6 million ($0.005 diluted earnings per share), $1.1 million ($0.003 diluted earnings per share), and $2.7 million ($0.008 diluted earnings per share) during fiscal years 2002, 2001, and 2000, respectively. At June 29, 2002,

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated pretax earnings of approximately $17.7 million are intended to be permanently reinvested outside the United States, and no federal tax has been provided on these earnings.

      The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Years Ended

	June 29,	June 30,	June 24,
	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.5	1.8	2.1
General business credits	(0.5)	(1.3)	(0.8)
Export sales benefit	(2.7)	(2.5)	(2.1)
Other	(0.3)	0.7	(0.7)

	33.0%	33.7%	33.5%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	June 29,	June 30,
	2002	2001

	(Amounts in thousands)
Deferred tax assets:
Inventory valuation and reserves	$49,123	$64,087
Distributor related accruals and sales return and allowance accruals	29,021	37,647
Deferred revenue	4,390	4,745
Accrued compensation	16,490	19,242
Net operating loss carryovers	62,546	84,120
Tax credit carryovers	79,112	52,325
Impairment charge	20,002	26,743
Other reserves and accruals not currently deductible for tax reporting	17,223	22,538
Other	8,468	7,084

Total deferred tax assets	286,375	318,531
Deferred tax liabilities — fixed assets cost recovery	(36,634)	(78,881)

Net deferred tax assets before valuation allowance	249,741	239,650
Valuation allowance	(141,658)	(136,445)

Net deferred tax assets	$108,083	$103,205

      The valuation allowance of $141.7 million is attributable to the tax benefits on gains realized from the exercise of stock options, and when realized, will be recorded as a credit to additional paid-in-capital. Realization of the net deferred tax assets is dependent upon the Company’s ability to generate future taxable income.

Note 12:     Segment Information

      The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.”

      Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer’s bill-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

      Net revenues from unaffiliated customers by geographic region were as follows:

	For the Years Ended

	June 29,	June 30,	June 24,
	2002	2001	2000

	(Amounts in thousands)
United States	$353,126	$682,670	$648,921
Europe	226,672	384,827	298,741
Pacific Rim	433,648	486,407	415,634
Rest of World	11,658	22,709	12,789

	$1,025,104	$1,576,613	$1,376,085

      Net long-lived assets by geographic region were as follows:

	June 29,	June 30,
	2002	2001

	(Amounts in thousands)
United States	$681,256	$646,519
Rest of World	64,905	22,709

	$746,161	$712,039

Note 13:     Merger and Special Charges

      As a result of the merger with Dallas Semiconductor, during the fourth quarter of fiscal year 2001, the Company recorded merger costs of approximately $26.4 million. These costs consist of approximately $14.1 million intended to satisfy the change in control payments under previously existing employment contracts and other non-employee director arrangements for which there was no future economic benefit; a $5.8 million payment to be made under a change in control provision in a previously existing life insurance arrangement for which there was no future economic benefit; and $6.5 million for fees related to investment banking, legal, accounting, filings with regulatory agencies, financial printing, and other related costs. Approximately $6.6 million of the direct transaction costs were paid out of existing cash reserves in fiscal year 2002. The remaining unpaid direct transaction costs of approximately $1.7 million are related to change in control payments under previously existing employment contracts and other non-employee director arrangements that will be paid out in future periods according to the terms of the related agreement.

      During the fourth quarter of fiscal year 2001, the Company recorded special charges of $137.0 million. These special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal year 2001 for Dallas Semiconductor’s products in combination with the Company’s intention to close Dallas Semiconductor’s 6-inch wafer manufacturing facility and dispose of the related equipment. The Company intends to complete construction of an 8-inch wafer manufacturing facility located in Dallas, Texas that was under construction when the merger was consummated between the Company and Dallas Semiconductor. Once complete, the 8-inch wafer manufacturing facility will serve as Dallas Semiconductor’s primary wafer manufacturing facility. In addition, in fiscal year 2001, the Company planned to concentrate a

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant portion of its test operations of the combined company at the Company’s test facilities located in the Philippines and Thailand. The Company concluded that the above facts indicated that Dallas Semiconductor’s long-lived assets might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Dallas Semiconductor’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Based on the cash flow analysis, an impairment charge of $124.4 million was recorded to reduce the net book value of Dallas Semiconductor’s long-lived assets to fair value. The Company continued construction of the 8-inch wafer manufacturing facility located in Dallas, Texas during fiscal year 2002 although at a slower pace than originally anticipated due to unforeseen complexities and resource constraints related to converting existing 6-inch processes to 8-inch processes. The Company plans to complete construction and start up of the 8-inch wafer manufacturing facility in fiscal year 2003. The concentration of test operations of the combined company noted above was completed in fiscal year 2002 as planned.

      In addition to the above, the Company recorded special charges of $12.6 million to reflect the reorganization of the Company’s sales organization, purchase order cancellation fees, and the reduction in the Company’s manufacturing workforce. The above actions directly impacted employees in the Company’s sales, marketing, and manufacturing organizations. The Company terminated 137 employees and 93 employees in fiscal years 2002 and 2001, respectively, and paid $0.5 million and $2.0 million in termination benefits in fiscal years 2002 and 2001, respectively, related to the above actions.

      During fiscal year 2002, the Company recorded additional special charges of $4.1 million related to additional reductions in the Company’s manufacturing workforce. These additional reductions were required to better match capacity with demand for the Company’s product. In fiscal year 2002, the Company terminated an additional 350 employees and paid an additional $4.0 million of termination benefits related to these actions, bringing the total number of employees terminated to 487 and the total termination benefits paid to $4.5 million in fiscal year 2002.

      Based on developments that occurred during fiscal year 2002 related to the special charges recorded during the fourth quarter of fiscal year 2001, the Company revised its estimate of the reserve balance needed for purchase order cancellation fees. Based on the current status of negotiations, the amount that will ultimately be paid will be approximately $4.3 million less than the amount recorded for such charges at June 30, 2001. Accordingly, the Company decreased the amount recorded for purchase order cancellation fees by $4.3 million to reflect this change in estimate leaving a remaining reserve balance for purchase order cancellation fees of $3.2 million at June 29, 2002.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to the above actions for the fiscal years ended June 29, 2002 and June 30, 2001:

				Purchase Order
	Merger	Impairment		Cancellation
	Costs	Charges	Severance	Fees	Other	Total

	(Amount in thousands)
Merger and special charges	$26,434	$124,432	$2,542	$7,797	$2,244	$163,449
Non-cash charges	(2,622)	(124,432)	—	—	—	(127,054)
Cash payments	(15,671)	—	(1,989)	(284)	—	(17,944)

Reserve balance at June 30, 2001	$8,141	$—	$553	$7,513	$2,244	$18,451
Special charges	—	—	4,097	—	—	4,097
Adjustment	141	—	—	(4,285)	47	(4,097)
Cash payments	(6,559)	—	(4,548)	—	(572)	(11,679)

Reserve balance at June 29, 2002	$1,723	$—	$102	$3,228	$1,719	$6,772

Note 14:     Common Stock Repurchases

First and Second Quarters of Fiscal Year 2002

      Following the extraordinary events on September 11, 2001, the Securities and Exchange Commission issued an Emergency Order pursuant to Section 12(k)(2) of the Securities Exchange Act of 1934. This Emergency Order was issued to temporarily ease the restrictions of Rule 10 b-18 during the five business days following the opening of the U.S. securities market on September 17, 2001. The Emergency Order also provided that, despite pooling-of-interests provisions in Accounting Principles Board Opinion No. 16, Business Combinations, and the related interpretations of the American Institute of Certified Public Accountants, consensuses of the Financial Accounting Standards Board’s Emerging Issues Task Force, rules and regulations of the Commission and interpretations by its staff, and other authoritative accounting guidance, a company could continue to account for its business combination transactions as a pooling-of-interests if it repurchased its own common stock pursuant to the Emergency Order. Subsequently, the Securities Exchange Commission extended this Emergency Order to September 28, 2001. As a result of the Emergency Order, the Company authorized the repurchase of up to 10 million shares of its common stock for the ten business days following the opening of the U.S. securities markets on September 17, 2001. During the period from September 17, 2001 to September 28, 2001, the Company repurchased approximately 8.2 million shares of its common stock for $286.6 million.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Board’s authorization on October 1, 2001 to repurchase shares of the Company’s common stock was not fully executed by October 12, 2001, that authorization was rescinded.

Third and Fourth Quarters of Fiscal Year 2002

      Due to decreases in market interest rates that occurred during fiscal 2002, in combination with investments maturing during the six months ended June 29, 2002, which had a high rate of return that would have been reinvested at a much lower rate of return, the Company determined it would be a more effective use of its funds to repurchase its common stock rather than reinvesting maturing amounts. Given prevailing market interest rates combined with the market price of the Company’s common stock, the Company concluded that repurchases of common stock would be accretive to earnings. In light of the above, on February 28, 2002, the Board of Directors authorized the repurchase of the Company’s common stock from time to time at the discretion of the Company’s management. The Board of Directors further defined this authority during the third and fourth quarters of fiscal year 2002, when it approved extensions of the share repurchase authorization announced on February 28, 2002. These extensions authorize the Company to repurchase up to 20 million shares of its common stock from time to time between the dates of such authorization and the end of the Company’s fiscal year 2003.

      During the six months ended June 29, 2002, the Company repurchased approximately 10.0 million shares of its common stock for $509.6 million. As of June 29, 2002, approximately 10.9 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

Note 15:     Subsequent Event (Unaudited)

      During the period June 30, 2002 through September 13, 2002, the Company repurchased 2.0 million shares for $69.0 million.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:     Quarterly Financial Data (Unaudited)

	Quarter Ended

Fiscal Year 2002	6/29/02	3/30/02	12/29/01	9/29/01

	Unaudited
	(Amounts in thousands, except per share data)
Net revenues	$280,089	$258,481	$247,108	$239,426

Cost of goods sold	$89,428	$76,989	$73,961	$71,845
Gross margin %	68.1%	70.2%	70.1%	70.0%

Operating income	$96,546	$90,567	$81,723	$76,516
% of net revenues	34.5%	35.0%	33.1%	32.0%

Net income	$68,608	$66,727	$62,554	$61,294

Earnings per share:
Basic	$0.21	$0.20	$0.19	$0.19
Diluted	$0.20	$0.19	$0.18	$0.17

Shares used in the calculation of earnings per share:
Basic	321,273	326,228	323,897	330,711
Diluted	349,387	358,598	355,799	359,499

Dividends declared per share	$—	$—	$—	$—

	Quarter Ended

Fiscal Year 2001	6/30/01	3/31/01	12/30/00	9/23/00

	Unaudited
	(Amounts in thousands, except per share data)
Net revenues	$318,147	$397,840	$438,317	$422,309

Cost of goods sold	$96,231	$138,390	$154,112	$148,415
Gross margin %	69.8%	65.2%	64.8%	64.9%

Operating income (loss)	$(40,671)	$150,835	$169,259	$165,743
% of net revenues	(12.8)%	37.9%	38.6%	39.2%

Net income (loss)	$(16,166)	$109,856	$122,176	$119,073

Earnings (loss) per share:
Basic	$(0.05)	$0.34	$0.38	$0.37
Diluted	$(0.05)	$0.31	$0.34	$0.33

Shares used in the calculation of earnings (loss) per share:
Basic	328,789	326,716	324,491	322,946
Diluted	328,789	360,071	361,563	364,493

Dividends declared per share	$—	$0.006	$0.006	$0.006

      Net income for the quarter ended June 30, 2001, included merger and special charges of $163.4 million ($0.30 diluted earnings per share). Excluding the merger and special charges noted above, net income and diluted net income per share would have been $91.7 million and $0.25, respectively, for the quarter ended June 30, 2001. See Note 13 “Merger and Special Charges” to these Notes to Consolidated Financial Statements for additional information on the “Merger and Special Charges.”

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Maxim Integrated Products, Inc.

      We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc., as of June 29, 2002 and June 30, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a).These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedule of Dallas Semiconductor Corporation, a wholly owned subsidiary, which statements and schedule reflect total assets of $728.4 million as of December 31, 2000, total revenues of $517.0 million for the year then ended and Additions Charged to Costs and Expenses, Deductions, and a Balance at End of Period of $1,000, $4,000, and $477,000 as of and for the year ended December 31, 2000 respectively. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Dallas Semiconductor for the year ended December 31, 2000, is based solely on the report of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxim Integrated Products, Inc., at June 29, 2002 and June 30, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

August 6, 2002

MAXIM INTEGRATED PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged
	Balance at	to Costs		Balance at
	Beginning	and		End
	of Period	Expenses	Deductions(1)	of Period

	(Amounts in thousands)
Allowance for doubtful accounts:
Year ended June 24, 2000	$1,965	$501	$218	$2,248
Year ended June 30, 2001	$2,248	$1,032	$0	$3,280
Year ended June 29, 2002	$3,280	$0	$104	$3,176

(1)	Uncollectible accounts written off.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM INTEGRATED PRODUCTS, INC.

By:	/s/ CARL W. JASPER

Carl W. Jasper
Vice President and Chief Financial Officer
(For the Registrant and as Principal Financial Officer)

By:	/s/ SHARON E. SMITH-LENOX

Sharon E. Smith-Lenox
Corporate Controller
(Principal Accounting Officer)

Date: September 25, 2002

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

Signature	Title	Date

/s/ JOHN F. GIFFORD John F. Gifford	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 25, 2002

/s/ JAMES R. BERGMAN James R. Bergman	Director	September 25, 2002

/s/ B. KIPLING HAGOPIAN B. Kipling Hagopian	Director	September 25, 2002

/s/ ERIC P. KARROS Eric P. Karros	Director	September 25, 2002

/s/ M.D. SAMPELS M.D. Sampels	Director	September 25, 2002

/s/ A.R. WAZZAN A.R. Wazzan	Director	September 25, 2002

CERTIFICATION

      I, John F. Gifford, certify that:

1. I have reviewed this annual report on Form 10-K of Maxim Integrated Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ JOHN F. GIFFORD

John F. Gifford
Chief Executive Officer

Date: September 25, 2002

CERTIFICATION

      I, Carl W. Jasper, certify that:

1. I have reviewed this annual report on Form 10-K of Maxim Integrated Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ CARL W. JASPER

Carl W. Jasper
Chief Financial Officer

Date: September 25, 2002

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Auditors

Ernst & Young LLP
San Jose, California

Legal Counsel

Morrison & Foerster LLP
Palo Alto, California

Registrar/ Transfer Agent

EquiServe Trust Company, N.A.
Boston, Massachusetts

Corporate Headquarters

120 San Gabriel Drive
Sunnyvale, California 94086
(408) 737-7600

Stock Listing

      At June 29, 2002, there were approximately 2,214 stockholders of record of the Company’s common stock. Maxim common stock is traded on the Nasdaq National Market under the symbol “MXIM”.

Annual Meeting

      The annual meeting of stockholders will be on Thursday, November 14, 2002 at 11:00 a.m. at the Company’s Event Center, 433 Mathilda Avenue, Sunnyvale, California 94086.

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Company
3	.3(2)	Amendments to Restated Certificate of Incorporation of the Company
3.4		Amended and Restated Bylaws of the Company, as amended
4.1		Reference is made to Exhibits 3.1, 3.3 and 3.4
10	.5(3)	Agreement between John F. Gifford and the Company, dated as of July 14, 1987, as amended and restated(A)
10	.8(4)	The Company’s Form of Indemnity Agreement
10	.11(5)	The Company’s Incentive Stock Option Plan, as amended(A)
10	.12(6)	The Company’s 1987 Supplemental Stock Option Plan, as amended(A)
10	.13(6)	The Company’s Supplemental Nonemployee Stock Option Plan, as amended(A)
10	.14(7)	The Company’s 1987 Employee Stock Participation Plan, as amended(A)
10	.15(6)	The Company’s 1988 Nonemployee Director Stock Option Plan, as amended(A)
10	.16(7)	The Company’s 1996 Stock Incentive Plan, as amended(A)
10	.17(7)	Dallas Semiconductor Corporation — 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder
10	.18(7)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder
10	.19(7)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended
10	.20(7)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended
10	.21(7)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended
10	.22(7)	Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated May 20, 1999, as amended
10	.23(7)	Employment Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated April 11, 2001
10	.24(7)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended
10	.25(7)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended
10	.26(7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended
10	.27(7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options
10	.28(7)	Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended
10	.29(7)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers
21.1		Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP, Independent Auditors
23.2		Consent of KPMG LLP, Independent Certified Public Accountants
24.1		Power of Attorney (see page 57)
99.1		Report of KPMG LLP

(A)	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(2)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to the exhibit with the corresponding exhibit number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the exhibit with the corresponding exhibit number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to exhibit 10.7 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(4)	Incorporated by reference to exhibit 10.34 in the Company’s Registration Statement on Form S-1 (File No. 33-19561).

(5)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 27, 1998.

(7)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.