Form 10-K/A
period 2002-06-29
MAXIM INTEGRATED PRODUCTS INC
filed 2002-10-01
CIK 743316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

120 San Gabriel Drive
Sunnyvale, California 94086
(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (408) 737-7600

     Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.    [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 30, 2002 was approximately $7,353,000,000. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

     Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 30, 2002: 319,804,485.

SIGNATURES

DOCUMENTS INCORPORATED BY REFERENCE:

     Part III of this Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This amendment to Maxim Integrated Products, Inc.’s Annual Report on Form 10-K for the year ended June 29, 2002, which was filed with the Securities and Exchange Commission on September 25, 2002, is being filed to correct an inadvertent typographical error in the number of outstanding shares of the Registrant’s Common Stock, $.001 par value, as of August 30, 2002, as shown on the cover of the Form 10-K. The correct number is 319,804,485. No other changes have been made to the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM INTEGRATED PRODUCTS, INC

By:	/s/ CARL W. JASPER

Carl W. Jasper Vice President and Chief Financial Officer (For the Registrant and as Principal Financial Officer)

By:	/s/ SHARON E. SMITH-LENOX

Sharon E. Smith-Lenox Corporate Controller (Principal Accounting Officer)

Date: October 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* John F. Gifford	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 1, 2002

* James R. Bergman	Director	October 1, 2002

* B. Kipling Hagopian	Director	October 1, 2002

* Eric P. Karros	Director	October 1, 2002

* M.D. Sampels	Director	October 1, 2002

* A.R. Wazzan	Director	October 1, 2002

*By:	/s/ CARL W. JASPER

Carl W. Jasper, Attorney-in-Fact

CERTIFICATION

I, John F. Gifford, certify that:

1. I have reviewed this annual report on Form 10-K/A of Maxim Integrated Products, Inc.;

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

John F. Gifford Chief Executive Officer

Date: October 1, 2002

CERTIFICATION

I, Carl W. Jasper, certify that:

1. I have reviewed this annual report on Form 10-K/A of Maxim Integrated Products, Inc.;

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

Date: October 1, 2002