Form 10-Q
period 2002-09-28
MAXIM INTEGRATED PRODUCTS INC
filed 2002-11-08
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 28, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________

COMMISSION FILE NO. 0-16538

MAXIM INTEGRATED PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-2896096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

120 SAN GABRIEL DRIVE, SUNNYVALE, CALIFORNIA	94086
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(408) 737-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:

Yes [x]  No [    ]

Class: Common Stock, $.001 par value	Outstanding at November 1, 2002 320,353,939 shares

MAXIM INTEGRATED PRODUCTS, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 28, 2002 and June 29, 2002	3

Condensed Consolidated Statements of Income for the three months ended September 28, 2002 and September 29, 2001	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 28, 2002 and September 29, 2001	5

Notes to Condensed Consolidated Financial Statements	6-11
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

CERTIFICATIONS	23-24

CONDENSED CONSOLIDATED BALANCE SHEETS

MAXIM INTEGRATED PRODUCTS, INC.

	September 28,	June 29,
(Amounts in thousands)	2002 (Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$160,431	$173,807
Short-term investments	627,260	591,694

Total cash, cash equivalents and short-term investments	787,691	765,501

Accounts receivable, net	135,430	129,812
Inventories	136,304	139,206
Deferred tax assets	165,032	144,717
Income tax refund receivable	54,343	53,164
Other current assets	7,053	3,264

Total current assets	1,285,853	1,235,664

Property, plant and equipment, at cost, less accumulated depreciation	769,113	746,161
Other assets	34,284	28,987

TOTAL ASSETS	$2,089,250	$2,010,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,258	$45,284
Income taxes payable	9,344	10,633
Accrued salary and related expenses	68,221	64,321
Accrued expenses	80,025	81,606
Deferred income on shipments to distributors	26,350	27,183

Total current liabilities	232,198	229,027

Other liabilities	4,000	4,000
Deferred tax liabilities	66,383	36,634

Total liabilities	302,581	269,661

Stockholders’ equity:
Common stock	319	320
Additional paid-in capital	40,310	54,935
Retained earnings	1,745,946	1,686,816
Accumulated other comprehensive income (loss)	94	(920)

Total stockholders’ equity	1,786,669	1,741,151

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,089,250	$2,010,812

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended

	September 28,	September 29,
(Amounts in thousands, except per share data)	2002	2001
	(Unaudited)

Net revenues	$285,881	$239,426
Cost of goods sold	87,123	71,845

Gross margin	198,758	167,581

Operating expenses:
Research and development	71,111	65,974
Selling, general and administrative	22,296	25,091

Total operating expenses	93,407	91,065

Operating income	105,351	76,516
Interest income, net	3,868	14,967

Income before provision for income taxes	109,219	91,483
Provision for income taxes	36,042	30,189

Net income	$73,177	$61,294

Earnings per share:
Basic	$0.23	$0.19
Diluted	$0.22	$0.17

Shares used in the calculation of earnings per share:
Basic	319,498	330,711
Diluted	337,946	359,499

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXIM INTEGRATED PRODUCTS, INC.

	For the Three Months Ended

(Amounts in thousands)	September 28,	September 29,
Increase (decrease) in cash and cash equivalents	2002	2001
	(Unaudited)

Cash flows from operating activities:
Net income	$73,177	$61,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	15,699	14,198
Changes in assets and liabilities:
Accounts receivable	(5,618)	53,026
Inventories	2,902	3,348
Deferred taxes	8,947	(6,175)
Income tax refund receivable	(1,179)	12,533
Other current assets	(1,310)	3,077
Accounts payable	2,974	(18,389)
Income taxes payable	28,332	32,628
Deferred income on shipments to distributors	(833)	(6,324)
All other accrued liabilities	2,319	(7,883)

Net cash provided by operating activities	125,410	141,333

Cash flows from investing activities:
Additions to property, plant and equipment, net	(38,651)	(25,602)
Other non-current assets	(5,297)	614
Purchases of available-for-sale securities	(371,915)	(370,739)
Proceeds from sales/maturities of available-for-sale securities	335,371	561,625

Net cash provided by (used in) investing activities	(80,492)	165,898

Cash flows from financing activities:
Issuance of common stock	10,690	25,060
Repurchase of common stock	(68,984)	(286,632)

Net cash used in financing activities	(58,294)	(261,572)

Net increase (decrease) in cash and cash equivalents	(13,376)	45,659
Cash and cash equivalents:
Beginning of year	173,807	93,796

End of period	$160,431	$139,455

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 28, 2002 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal years 2002 and 2003 are 52-week fiscal years.

NOTE 2: BUSINESS COMBINATION

In the fourth quarter of fiscal year 2001, the Company acquired Dallas Semiconductor, a leading provider of specialty semiconductors. The Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company exchanged all options to purchase Dallas Semiconductor common stock for options to purchase approximately 5.9 million shares of the Company’s common stock. The transaction was accounted for as a pooling-of-interests and qualifies as a tax-free reorganization.

All financial data of the Company presented in these condensed consolidated financial statements was restated to include the historical financial data of Dallas Semiconductor in accordance with accounting principles generally accepted in the United States and pursuant to Regulation S-X of the Securities and Exchange Commission.

NOTE 3: INVENTORIES

Inventories consist of (in thousands):

	September 28,	June 29,
	2002	2002

(Unaudited)
Raw materials	$12,432	$12,742
Work-in-process	81,496	95,460
Finished goods	42,376	31,004

	$136,304	$139,206

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

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

	Three Months Ended

	September 28,	September 29,
(Amounts in thousands, except per share data)	2002	2001

Numerator for basic earnings per share and diluted earnings per share
Net income	$73,177	$61,294

Denominator for basic earnings per share	319,498	330,711
Effect of dilutive securities:
stock options	18,448	28,788

Denominator for diluted earnings per share	337,946	359,499

Earnings per share:
Basic	$0.23	$0.19
Diluted	$0.22	$0.17

Approximately 46.2 million and 14.1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ending September 28, 2002 and September 29, 2001, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 5: SHORT-TERM INVESTMENTS

All short-term investments at September 28, 2002 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income, net” in the condensed consolidated statements of income.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended

(Amounts in thousands)	September 28,	September 29,
(Unaudited)	2002	2001

United States	$98,254	$86,755
Europe	51,205	57,143
Pacific Rim	132,158	92,339
Rest of World	4,264	3,189

	$285,881	$239,426

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)	September 28,	June 29,
(Unaudited)	2002	2002

United States	$705,074	$681,256
Rest of World	64,039	64,905

	$769,113	$746,161

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 7: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three months ended

(Amounts in thousands)	September 28,	September 29,
(Unaudited)	2002	2001

Change in unrealized gains (losses) on investments, net of tax of $(357) and ($108), respectively	$(621)	$112
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $843 and ($197), respectively	1,635	(382)

Other comprehensive income (loss)	$1,014	$(270)

Accumulated other comprehensive income presented in the condensed consolidated balance sheet at September 28, 2002 consists of net unrealized gains on available-for-sale investments of $1.5 million, net unrealized gains on forward exchange contracts of $0.1 million, and foreign currency translation adjustments of $(1.5) million. Foreign currency translation adjustments are not tax affected.

NOTE 8: MERGER AND SPECIAL CHARGES

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

During the fourth quarter of fiscal year 2001, the Company recorded special charges of $137.0 million. These special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal year 2001 for Dallas Semiconductor’s products in combination with the Company’s intention to close Dallas Semiconductor’s 6-inch wafer manufacturing facility and dispose of the related equipment. The Company intends to complete construction of an 8-inch wafer manufacturing facility located in Dallas, Texas that was under construction when the merger was consummated between the Company and Dallas Semiconductor. Once complete, the 8-inch wafer manufacturing facility will serve as Dallas Semiconductor’s primary wafer manufacturing facility. In addition, in fiscal year 2001, the Company planned to concentrate a significant portion of its test operations of the combined

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

company at the Company’s test facilities located in the Philippines and Thailand. The Company concluded that the above facts indicated that Dallas Semiconductor’s long-lived assets might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Dallas Semiconductor’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Based on the cash flow analysis, an impairment charge of $124.4 million was recorded to reduce the net book value of Dallas Semiconductor’s long-lived assets to fair value. The Company continued construction of the 8-inch wafer manufacturing facility located in Dallas, Texas during fiscal year 2002 although at a slower pace than originally anticipated due to unforeseen complexities and resource constraints related to converting existing 6-inch processes to 8-inch processes. The Company plans to complete construction and start up of the 8-inch wafer manufacturing facility in fiscal year 2003. The concentration of test operations of the combined company noted above was completed in fiscal year 2002 as planned.

In addition to the above, the Company recorded special charges of $12.6 million to reflect the reorganization of the Company’s sales organization, purchase order cancellation fees, and the reduction in the Company’s manufacturing workforce. The above actions directly impacted employees in the Company’s sales, marketing, and manufacturing organizations. During fiscal years 2001 and 2002, the Company terminated 230 employees and paid $2.5 million in termination benefits related to the above actions.

During fiscal year 2002, the Company recorded additional special charges of $4.1 million related to additional reductions in the Company’s manufacturing workforce. These additional reductions were required to better match capacity with demand for the Company’s product and resulted in the Company terminating an additional 350 employees and paying an additional $4.0 million of termination benefits in fiscal year 2002. During the three months ended September 28, 2002, the Company paid the remaining $0.1 million severance liability related to the special charges recorded during fiscal year 2002.

The following table summarizes the activity related to the above actions.

			Purchase
			Order
	Merger		Cancellation
(Amount in thousands)	Costs	Severance	Fees	Other	Total

Reserve balance at June 30, 2001	$8,141	$553	$7,513	$2,244	$18,451
Special charges	—	4,097	—	—	4,097
Adjustment	141	—	(4,285)	47	(4,097)
Cash payments	(6,559)	(4,548)	—	(572)	(11,679)

Reserve balance at June 29, 2002	$1,723	$102	$3,228	$1,719	$6,772
Cash payments	(20)	(102)	(49)	—	(171)

Reserve balance at September 28, 2002	$1,703	$—	$3,179	$1,719	$6,601

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 9: CONTINGENCIES

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

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC. The court found that the Company did not infringe any of the claims of the asserted patent. The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. LTC has appealed the decision. While the Company continues to believe the claims are without merit, no assurance can be given as to the outcome of the appeal. The Company does not know if the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company. If, however, the appellate court in the action brought by LTC were to reverse the trial court’s dismissal of the patent litigation claims brought by LTC against the Company, and were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

NOTE 10: COMMON STOCK REPURCHASE PROGRAM

In the third quarter of fiscal year 2002, the Board of Directors authorized the Company to repurchase up to 10 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. During the fourth quarter of fiscal year 2002, the Board of Directors authorized the Company to repurchase an additional 10 million shares of the Company’s common stock, bringing the total shares authorized to be repurchased between the dates of such authorization and the end of the Company’s fiscal year 2003 to 20 million shares.

During the three months ended September 28, 2002, the Company repurchased approximately 2.0 million shares of its common stock for $69.0 million. As of September 28, 2002, approximately 8.9 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

NOTE 11: SUBSEQUENT EVENT

On October 24, 2002, the Board of Directors declared a cash dividend of $0.02 per share on the Company’s common stock payable on November 29, 2002 to stockholders of record on November 8, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $285.9 million and $239.4 million for the three months ended September 28, 2002 and September 29, 2001, respectively, an increase of 19.4%. The increase in net revenues for the first quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2002 is primarily due to higher unit shipments resulting from the introduction of new proprietary products and increased order rates on the Company’s already existing proprietary and second-source products.

During the three months ended September 28, 2002 and September 29, 2001, approximately 66% and 64%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three months ended September 28, 2002 and September 29, 2001 was immaterial.

Gross Margin

Gross margin as a percentage of net revenues was 69.5% and 70.0% for the three months ended September 28, 2002 and September 29, 2001, respectively. The gross margin percentage for the three months ended September 28, 2002 as compared to the three months ended September 29, 2001 decreased primarily due to revenue growth in lower margin products. Gross margins for the three months ended September 28, 2002 and September 29, 2001 were negatively impacted due to $3.0 million and $3.5 million of inventory write downs, respectively.

Research and Development

Research and development expenses were $71.1 million and $66.0 million for the three months ended September 28, 2002, and September 29, 2001, respectively, which represented 24.9% and 27.6% of net revenues, respectively. The increase in research and development expenses in absolute dollars for the three months ended September 28, 2002 as compared to the same period in the prior year is due to increased headcount and related employee expenses to continue development of new products.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Selling, General and Administrative

Selling, general and administrative expenses were $22.3 million and $25.1 million for the three months ended September 28, 2002, and September 29, 2001, respectively, which represented 7.8% and 10.5% of net revenues, respectively. The decrease in selling, general, and administrative expenses in absolute dollars and as a percentage of net revenues for the three months ended September 28, 2002 as compared to the three months ended September 29, 2001 is primarily due to lower advertising costs.

Interest Income, Net

Interest income, net was $3.9 million and $15.0 million for the three months ended September 28, 2002, and September 29, 2001, respectively. The decrease in interest income, net for the three months ended September 28, 2002 as compared to the three months ended September 29, 2001 is a result of decreased interest rates on invested amounts compounded by lower levels of invested cash.

Income Taxes

The effective income tax rate for the three months ended September 28, 2002 and September 29, 2001 was 33.0% and 33.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $98.6 million at September 28, 2002 is dependent primarily upon achieving future U.S. taxable income of $282 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002. An increase in the valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

OUTLOOK

First quarter bookings were approximately $270 million, a 13% decrease from the fourth quarter’s level of $310 million. Turns orders received in the quarter were $129 million, an 8% decrease from the $140 million received in the prior quarter (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings decreased in all geographic locations and across most product lines.

Bookings during the first quarter were lower than those in the prior two quarters, indicating that third and fourth quarter bookings levels may have been in anticipation of expected growth, and not reflective of demand in those quarters. Although design-in activities at the Company’s customers remain vigorous, customers do not yet have improved visibility of the demand for their products and thus continue to place orders for the near term. The level of turns orders received in the first quarter, 48% of net bookings, reflects this continued limited visibility at the Company’s customers.

First quarter ending backlog shippable within the next 12 months was approximately $219 million, including approximately $193 million requested for shipment in the second quarter of fiscal year 2003. The Company’s fourth quarter ending backlog shippable within the next 12 months was approximately $239 million, including approximately $210 million that was requested for shipment in the first quarter of fiscal year 2003.

The Company continues to be profitable in a challenging economic environment. As planned, gross margin improved in the first quarter of fiscal year 2003 compared to the fourth quarter of fiscal year 2002, contributing to the improvement in operating margin in the first quarter of fiscal year 2003 to 36.9%, compared to 34.5% in the fourth quarter of fiscal year 2002. The Company expects its operating margin to continue to improve in the second quarter of fiscal year 2003 as the Company begins to implement cost saving measures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the three months ended September 28, 2002 were from net cash generated from operating activities of $125.4 million and proceeds from the issuance of 1.5 million shares of the Company’s common stock in the amount of $10.7 million associated with the Company’s stock option programs.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options. These tax benefits amounted to $29.6 million in the three months ended September 28, 2002.

The principal uses of funds were the repurchase of 2.0 million shares of the Company’s common stock for $69.0 million and the purchase of $38.7 million in property, plant and equipment. The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, and operations for at least the next twelve months.

In the past, it was the Company’s policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. That stock repurchase policy was discontinued in the third quarter of fiscal year 2001. The Company will continue to repurchase its common stock in fiscal year 2003. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors. See Note 10 of Notes to Condensed Consolidated Financial Statements regarding the status of the Company’s common stock repurchase program.

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

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144, which superceded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS 144 effective June 30, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial condition, results of operations or liquidity. The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of the Company’s property, plant and equipment could differ from the Company’s estimates used in assessing the recoverability of these assets. These differences could result in additional impairment charges, which could have a material adverse impact on the Company’s results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Accounting for Income Taxes

The Company records a valuation allowance to reduce the net deferred tax asset to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

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

Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, the Company determines whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact the Company’s results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thus favorably impacting the Company’s results of operations. See Note 9 of Notes to Condensed Consolidated Financial Statements at page 11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Report on Form 10-Q contains forward-looking statements that fall within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements, including statements regarding or implicating the Company’s expectations, intentions, plans, goals and hopes regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” believes,” “seeks,” “estimates,” variations of such words and similar expressions identify forward-looking statements. Forward-looking statements in this Report, including this Management’s Discussion and Analysis section, involve risk and uncertainty.

Forward-looking statements include, without limitation, the Company’s intention to complete construction of, and start up, an 8-inch wafer manufacturing facility in Dallas, Texas in fiscal year 2003 that is intended to serve as Dallas Semiconductor’s primary wafer manufacturing facility, the Company’s belief that the ultimate outcome of the LTC litigation and any pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company, the Company’s belief that net deferred tax assets will be realized, the Company’s assessment of its customers’ current ordering activities and demand for products, the Company’s expectation of continued profitability and continued improvement in its operating margin in the second quarter of fiscal year 2003, the Company’s ability to implement cost saving measures, the Company’s assessment of the sufficiency of its capital resources and liquidity and the Company’s expectation that it will continue to repurchase its common stock in fiscal year 2003.

Actual results could differ materially from those forecasted based upon, among other things, the Company’s ability to complete construction of and start up of the 8-inch wafer manufacturing facility in Dallas, Texas in fiscal year 2003, unexpected outcomes in the Company’s pending litigation and legal proceedings, unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets, the Company incorrectly assessing customer demand, customer willingness to commit to inventories and orders, and higher than expected order cancellation levels, the Company’s ability to implement cost saving measures and the Company’s ability to repurchase its common stock at favorable prices. Given the Company’s backlog of orders at the end of September 2002, the Company’s ability to increase revenues in the current quarter will depend on the amount of turns orders that it can generate and on its ability to match orders with available inventory.

In addition, future business could be adversely affected by technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market; the Company being unable to sustain its success in recruiting and retaining high-quality personnel; the Company’s success in the markets its products are introduced in; whether, and the extent to which, demand for the Company’s products increases and reflects real end-user demand; customer cancellations and delays of outstanding orders; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals; whether the Company is able to effectively and successfully manage manufacturing operations; whether the Company is able to successfully commercialize its new technologies; overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company’s semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; and other risk factors described in the Company’s filings with

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

the Securities and Exchange Commission and in particular its report on Form 10-K for the fiscal year ended June 29, 2002.

In addition to the above, there are certain risks and uncertainties related to the Company’s acquisition of Dallas Semiconductor (see Notes 2 and 8 of Notes to Condensed Consolidated Financial Statements). No assurance can be given that products, technologies, distribution channels, customer support operations, management information systems, key personnel and businesses of Dallas Semiconductor will be effectively assimilated into the Company’s business or product offerings, that such integration will be completed according to the Company’s schedule, or that the results of the integration will be successful.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

ITEM 4: CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Section 906 Certification of Chief Executive Officer

99.2	Section 906 Certification of Chief Financial Officer

(b)	A voluntary Report on Form 8-K was filed with the Securities and Exchange Commission (“SEC”) on September 25, 2002 in connection with the filing of the Company’s fiscal year 2002 Annual Report on Form 10-K. This Form 8-K was filed to inform the public that the Company’s Chief Executive Officer, John F. Gifford, and Chief Financial Officer, Carl W. Jasper, had executed a certification in accordance with Section 906 of the Sarbanes Oxley Act of 2002, which accompanied the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2002.

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2002	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

/s/ Carl W. Jasper CARL W. JASPER Vice President and Chief Financial Officer (For the Registrant and as Principal Financial Officer)

/s/ Sharon E. Smith-Lenox SHARON E. SMITH-LENOX Corporate Controller (Principal Accounting Officer)

CERTIFICATION

I, John F. Gifford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Maxim Integrated Products, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By:	/s/ John F. Gifford

John F. Gifford Chief Executive Officer

CERTIFICATION

I, Carl W. Jasper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Maxim Integrated Products, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By:	/s/ Carl W. Jasper

Carl W. Jasper Chief Financial Officer

EXHIBIT INDEX

99.1	Section 906 Certification of Chief Executive Officer

99.2	Section 906 Certification of Chief Financial Officer