Form 10-Q
period 2002-12-28
MAXIM INTEGRATED PRODUCTS INC
filed 2003-02-11
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2002

or

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

Yes [x]    No [  ]

Class: Common Stock, $.001 par value	Outstanding at January 31, 2003 323,118,094 shares

MAXIM INTEGRATED PRODUCTS, INC.

INDEX
Page

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 28, 2002 and June 29, 2002	3
Condensed Consolidated Statements of Income for the three and six months ended December 28, 2002 and December 29, 2001	4
Condensed Consolidated Statements of Cash Flows for the six months ended December 28, 2002 and December 29, 2001	5
Notes to Condensed Consolidated Financial Statements	6-12
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	21
ITEM 4. Controls and Procedures	21
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	22
ITEM 4. Submission of Matters to a Vote of Security Holders	22
ITEM 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	23
CERTIFICATIONS	24-25

CONDENSED CONSOLIDATED BALANCE SHEETS

MAXIM INTEGRATED PRODUCTS, INC.

	December 28,
	2002	June 29,
(Amounts in thousands)	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$180,153	$173,807
Short-term investments	765,529	591,694

Total cash, cash equivalents and short-term Investments	945,682	765,501

Accounts receivable, net	122,577	129,812
Inventories	127,929	139,206
Deferred tax assets	164,573	144,717
Income tax refund receivable	21,399	53,164
Other current assets	8,330	3,264

Total current assets	1,390,490	1,235,664

Property, plant and equipment, at cost, less accumulated depreciation	762,360	746,161
Other assets	33,566	28,987

TOTAL ASSETS	$2,186,416	$2,010,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,942	$45,284
Income taxes payable	8,638	10,633
Accrued salary and related expenses	67,417	64,321
Accrued expenses	80,499	81,606
Deferred income on shipments to distributors	22,812	27,183

Total current liabilities	212,308	229,027

Other liabilities	4,000	4,000
Deferred tax liabilities	70,659	36,634

Total liabilities	286,967	269,661

Stockholders’ equity:
Common stock	322	320
Additional paid-in capital	81,844	54,935
Retained earnings	1,816,608	1,686,816
Accumulated other comprehensive income (loss)	675	(920)

Total stockholders’ equity	1,899,449	1,741,151

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,186,416	$2,010,812

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended		Six Months Ended

(Amounts in thousands, except per share data)	December	December	December	December
(Unaudited)	28, 2002	29, 2001	28, 2002	29, 2001

Net revenues	$286,077	$247,108	$571,958	$486,534
Cost of goods sold	86,541	73,961	173,664	145,806

Gross margin	199,536	173,147	398,294	340,728

Operating expenses:
Research and development	67,196	68,567	138,307	134,541
Selling, general and administrative	21,245	22,857	43,541	47,948

Total operating expenses	88,441	91,424	181,848	182,489

Operating income	111,095	81,723	216,446	158,239
Interest income, net	3,945	11,641	7,813	26,608

Income before provision for income taxes	115,040	93,364	224,259	184,847
Provision for income taxes	37,963	30,810	74,005	60,999

Net income	$77,077	$62,554	$150,254	$123,848

Earnings per share:
Basic	$.24	$0.19	$0.47	$0.38
Diluted	$.23	$0.18	$0.44	$0.35

Shares used in the calculation of earnings per share:
Basic	321,199	323,897	320,349	327,304
Diluted	340,322	355,799	339,134	357,649

Dividends declared per share	$0.02	$—	$0.02	$—

                See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXIM INTEGRATED PRODUCTS, INC.

	For the Six Months Ended

	December 28,	December 29,
(Amounts in thousands)	2002	2001
Increase (decrease) in cash and cash equivalents	(Unaudited)

Cash flows from operating activities:
Net income	$150,254	$123,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	30,836	28,519
Changes in assets and liabilities:
Accounts receivable	7,235	57,734
Inventories	11,277	8,209
Deferred taxes	(2,930)	(12,996)
Income tax refund receivable	(12,342)	10,170
Other current assets	58,138	1,350
Accounts payable	13,352	(39,916)
Income taxes payable	31,765	67,911
Deferred income on shipments to distributors	(4,371)	(14,242)
All other accrued liabilities	1,989	(6,764)

Net cash provided by operating activities	285,203	223,823

Cash flows from investing activities:
Additions to property, plant and equipment, net	(47,035)	(44,280)
Other non-current assets	(4,579)	(178)
Purchases of available-for-sale securities	(629,553)	(819,045)
Proceeds from sales/maturities of available-for-sale Securities	455,994	1,004,361

Net cash provided by (used in) investing activities	(225,173)	140,858

Cash flows from financing activities:
Issuance of common stock	40,004	54,699
Repurchase of common stock	(87,273)	(354,448)
Dividends paid	(6,415)	—

Net cash used in financing activities	(53,684)	(299,749)

Net increase in cash and cash equivalents	6,346	64,932
Cash and cash equivalents:
Beginning of year	173,807	93,796

End of period	$180,153	$158,728

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 28, 2002 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

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

NOTE 3: INVENTORIES

Inventories consist of (in thousands):

	December 28,	June 29,
	2002	2002

(Unaudited)
Raw materials	$11,790	$12,742
Work-in-process	83,955	95,460
Finished goods	32,184	31,004

	$127,929	$139,206

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

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per
share data)	December	December	December	December
(Unaudited)	28, 2002	29, 2001	28, 2002	29, 2001

Numerator for basic earnings per share and diluted earnings per share
Net income	$77,077	$62,554	$150,254	$123,848

Denominator for basic earnings per Share	321,199	323,897	320,349	327,304
Effect of dilutive securities:
stock options	19,123	31,902	18,785	30,345

Denominator for diluted earnings per share	340,322	355,799	339,134	357,649

Earnings per share:
Basic	$0.24	$0.19	$0.47	$0.38
Diluted	$0.23	$0.18	$0.44	$0.35

Approximately 44.4 million and 10.1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ending December 28, 2002 and December 29, 2001, respectively. Approximately 45.3 million and 12.1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the six months ending December 28, 2002 and December 29, 2001, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 5: SHORT-TERM INVESTMENTS

All short-term investments at December 28, 2002 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income, net” in the condensed consolidated statements of income.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended

(Amounts in thousands)	December	December	December	December
(Unaudited)	28, 2002	29, 2001	28, 2002	29, 2001

United States	$94,252	$95,936	$192,507	$182,691
Europe	55,158	50,083	106,363	107,226
Pacific Rim	135,001	97,710	267,158	190,049
Rest of World	1,666	3,379	5,930	6,568

	$286,077	$247,108	$571,958	$486,534

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)	December 28,	June 29,
(Unaudited)	2002	2002

United States	$686,347	$681,256
Rest of World	76,013	64,905

	$762,360	$746,161

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 7: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Six Months Ended

(Amounts in thousands)	December	December	December	December
(Unaudited)	28, 2002	29, 2001	28, 2002	29, 2001

Change in unrealized gains (losses) on investments, net of tax of $446, $(962), $89, and $(1,070), respectively	$808	$(1,802)	$187	$(1,691)
Change in unrealized gains (losses) on forward exchange Contracts, net of tax of $(114), $63, $729, and $(134), respectively	(227)	127	1,408	(255)

Other comprehensive income (loss)	$581	$(1,675)	$1,595	$(1,946)

Accumulated other comprehensive income (loss) presented in the condensed consolidated balance sheet at December 28, 2002 consists of net unrealized gains on available-for-sale investments of $2.3 million, net unrealized loss on forward exchange contracts of $(0.1) million, and foreign currency translation adjustments of $(1.5) million. Foreign currency translation adjustments are not tax affected.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 8: MERGER AND SPECIAL CHARGES (CONT’D)
During the fourth quarter of fiscal year 2001, the Company recorded special charges of $137.0 million. These special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal year 2001 for Dallas Semiconductor’s products in combination with the Company’s intention to close Dallas Semiconductor’s 6-inch wafer manufacturing facility and dispose of the related equipment. At the time the merger between the Company and Dallas Semiconductor was consummated, the Company intended to complete construction of an 8-inch wafer manufacturing facility located in Dallas, Texas. Construction on this faculty was completed during the six months ended December 28, 2002. The 8-inch wafer manufacturing facility will serve as Dallas Semiconductor’s primary wafer manufacturing facility. In addition, in fiscal year 2001, the Company planned to concentrate a significant portion of its test operations of the combined company at the Company’s test facilities located in the Philippines and Thailand. The Company concluded that the above facts indicated that Dallas Semiconductor’s long-lived assets might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flow analysis, the cash flows expected to be generated by Dallas Semiconductor’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Based on the cash flow analysis, an impairment charge of $124.4 million was recorded to reduce the net book value of Dallas Semiconductor’s long-lived assets to fair value. The Company continued construction of the 8-inch wafer manufacturing facility located in Dallas, Texas during fiscal year 2002 although at a slower pace than originally anticipated due to unforeseen complexities and resource constraints related to converting existing 6-inch processes to 8-inch processes. During the six months ended December 28, 2002, the Company completed construction of the 8-inch wafer manufacturing facility and began start up operations. The concentration of test operations of the combined company noted above was completed in fiscal year 2002 as planned.

In addition to the above, the Company recorded special charges of $12.6 million to reflect the reorganization of the Company’s sales organization, purchase order cancellation fees, and the reduction in the Company’s manufacturing workforce. The above actions directly impacted employees in the Company’s sales, marketing, and manufacturing organizations. During fiscal years 2001 and 2002, the Company terminated a total of 230 employees and paid $2.5 million in termination benefits related to the above actions.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 8: MERGER AND SPECIAL CHARGES (CONT’D)
 The following table summarizes the activity related to the above actions.

			Purchase
			Order
	Merger		Cancellation
(Amount in thousands)	Costs	Severance	Fees	Other	Total

Reserve balance at June 30, 2001	$8,141	$553	$7,513	$2,244	$18,451
Special charges	—	4,097	—	—	4,097
Adjustment	141	—	(4,285)	47	(4,097)
Cash payments	(6,559)	(4,548)	—	(572)	(11,679)

Reserve balance at June 29, 2002	$1,723	$102	$3,228	$1,719	$6,772
Cash payments	(20)	(102)	(49)	—	(171)

Reserve balance at September 28, 2002	$1,703	$—	$3,179	$1,719	$6,601
Cash payments	(21)	—	(25)	—	(46)

Reserve balance at December 28, 2002	$1,682	$—	$3,154	$1,719	$6,555

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

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC. The court found that the Company did not infringe any of the claims of the asserted patent. The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. LTC has appealed the decision. While the Company continues to believe the claims are without merit, no assurance can be given as to the outcome of the appeal. The Company does not know if the ultimate outcome of these matters will have a material adverse

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

NOTE 9: CONTINGENCIES (CONT’D)

effect on the financial position or liquidity of the Company. If, however, the appellate court in the action brought by LTC were to reverse the trial court’s dismissal of the patent litigation claims brought by LTC against the Company, and were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

On December 12, 2002, Qualcomm Inc. filed a complaint for patent infringement in the United States District Court, Southern District of California, claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc.’s United States patents 5,722,063; 5,732,341; and 5,267,262. The complaint seeks preliminary and permanent injunction; damages, including lost profits, royalties, price erosion, and interest; trebling of damages; and attorneys’ fees. The Company is presently reviewing these claims and intends to defend itself vigorously. While the Company cannot predict the outcome of this lawsuit, the Company does not believe that the ultimate outcome will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

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

During the six months ended December 28, 2002, the Company repurchased approximately 2.5 million shares of its common stock for $87.3 million. As of December 28, 2002, approximately 8.4 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

NOTE 11: NEW ACCOUNTING PRONOUNCEMENT

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and pro forma disclosures of SFAS 148 are effective for fiscal years ending after December 15, 2002. The pro forma disclosures of SFAS 148 are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002.

The Company will continue to use the intrinsic value method of accounting for stock-based employee compensation. The Company will adopt the pro forma disclosure requirements of SFAS 148 effective with the filing of its Form 10-Q for the three months ended March 29, 2003. The adoption of SFAS 148 will not have a material impact on the Company’s financial condition, results of operation or liquidity.

NOTE 12: SUBSEQUENT EVENT

On January 23, 2003, the Board of Directors declared a cash dividend of $0.02 per share on the Company’s common stock payable on February 28, 2003 to stockholders of record on February 10, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $286.1 million and $247.1 million for the three months ended December 28, 2002 and December 29, 2001, respectively, an increase of 15.8%. Net revenues were $572.0 million and $486.5 million for the six months ended December 28, 2002 and December 29, 2001, respectively, an increase of 17.6%. The increase in net revenues for both the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 is primarily due to higher unit shipments resulting from the introduction of new proprietary products and increased order rates on the Company’s already existing proprietary and second-source products.

During the three months ended December 28, 2002 and December 29, 2001, approximately 67% and 61%, respectively, of net revenues were derived from customers outside of the United States. During the six months ended December 28, 2002 and December 29, 2001, approximately 66% and 62%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three and six months ended December 28, 2002 and December 29, 2001 was immaterial.

Gross Margin

Gross margin as a percentage of net revenues was 69.7% and 70.1% for the three months ended December 28, 2002 and December 29, 2001, respectively. The gross margin percentage for the three months ended December 28, 2002 as compared to the three months ended December 29, 2001 decreased primarily due to revenue growth in lower margin products offset somewhat by cost saving measures implemented by the Company. Gross margins for the three months ended December 28, 2002 and December 29, 2001 were negatively impacted due to $3.0 million of inventory write downs recorded in each three month period.

Gross margin as a percentage of net revenues was 69.6 % and 70.0% for the six months ended December 28, 2002 and December 29, 2001, respectively. The gross margin percentage for the six months ended December 28, 2002 as compared to the six months ended December 29, 2001 decreased primarily due to revenue growth in lower margin products offset slightly by cost saving measures implemented as noted above. Gross margins for the six months ended December 28, 2002 and December 29, 2001 were negatively impacted due to $6.0 million and $6.5 million of inventory write downs, respectively.

Research and Development

Research and development expenses were $67.2 million and $68.6 million for the three months ended December 28, 2002, and December 29, 2001, respectively, which represented 23.5% and 27.7% of net revenues, respectively. The decrease in research and development expenses in absolute dollars for the three months ended December 28, 2002 as compared to the same period in the prior year is due to cost saving measures implemented by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

Research and development expenses were $138.3 million and $134.5 million for the six months ended December 28, 2002, and December 29, 2001, respectively, which represented 24.2% and 27.7% of net revenues, respectively. The increase in research and development expenses in absolute dollars for the six months ended December 28, 2002 as compared to the same period in the prior year is due to increased headcount and related employee expenses to continue development of new products offset somewhat by costs saving measures implemented as noted above.

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

Selling, General and Administrative

Selling, general and administrative expenses were $21.2 million and $22.9 million for the three months ended December 28, 2002, and December 29, 2001, respectively, which represented 7.4% and 9.2% of net revenues, respectively.

Selling, general and administrative expenses were $43.5 million and $47.9 million for the six months ended December 28, 2002, and December 29, 2001, respectively, which represented 7.6% and 9.9% of net revenues, respectively.

The decrease in selling, general, and administrative expenses in absolute dollars and as a percentage of net revenues for the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 is primarily due to lower advertising costs combined with cost saving measures implemented during the three months ended December 28, 2002.

Interest Income, Net

Interest income, net was $3.9 million and $7.8 million for the three and six months ended December 28, 2002, respectively, compared to $11.6 million and $26.6 million for the three and six months ended December 29, 2001, respectively. The decrease in interest income, net for the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 is a result of decreased interest rates on invested amounts compounded by lower levels of invested cash.

Income Taxes

The effective income tax rate for the three and six months ended December 28, 2002 and December 29, 2001 was 33.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $93.9 million at December 28, 2002 is dependent primarily upon achieving future U.S. taxable income of $268 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

to the various risks and uncertainties as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002. An increase in the valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

OUTLOOK

Second quarter bookings were approximately $271 million, up slightly from first quarter bookings of approximately $270 million. Turns orders received in the second quarter were $139 million, an 8% increase over the $129 million received in the first quarter (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Order cancellations continued to be below historical levels. Second quarter bookings increased in the Pacific Rim and Europe but decreased in the U.S. and Japan. Although overall booking levels were relatively unchanged from the previous quarter, the Company did see an increase in orders for products such as data converters that target the broad-based industrial market.

Second quarter ending backlog shippable within the next 12 months was approximately $201 million, including approximately $177 million requested for shipment in the third quarter of fiscal year 2003. The Company’s first quarter ending backlog shippable within the next 12 months was approximately $219 million, including approximately $193 million requested for shipment in the second quarter of fiscal year 2003.

The Company continues to hold a cautious view of any significant near-term upturn in the long-haul telecommunication industry, and has not seen an improvement in orders in that sector. Visibility at end customers remains limited. The trend over the past several quarters, with customers ordering for near-term needs resulting in a high level of turns, continued this quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the six months ended December 28, 2002 were from net cash generated from operating activities of $285.2 million and proceeds from the issuance of 4.8 million shares of the Company’s common stock in the amount of $40.0 million associated with the Company’s stock option programs.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of stock options. These tax benefits amounted to $60.1 million in the six months ended December 28, 2002.

The principal uses of funds were the repurchase of 2.5 million shares of the Company’s common stock for $87.3 million, the purchase of $47.0 million in property, plant and equipment, and the payment of $6.4 million in dividends. The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, dividend payments, and operations for at least the next twelve months.

In the past, it was the Company’s policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. That stock repurchase policy was discontinued in the third quarter of fiscal year 2001. The Company will continue to repurchase its common stock in fiscal year 2003, however the number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors. See Note 10 of Notes to Condensed Consolidated Financial Statements regarding the status of the Company’s common stock repurchase program.

During the quarter, the Company’s perpetual inventory system reported inventories approximately $2.2 million greater than the general ledger. The Company’s balance sheet and results of operations at and for the quarter ended December 28, 2002 reflect the lower general ledger inventory level. We do not believe that the reconciliation of this difference had a material effect on the financial condition or results of operations of the Company for the quarter ended December 28, 2002 or will have any material effect for any future fiscal period.

The Company is subject to pending legal proceedings. For example, see Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding pending patent litigation. Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position. If, however, the appellate court in the action brought by Linear Technology Corporation were to reverse the trial court’s dismissal of the patent litigation claims brought by Linear Technology Corporation against the Company, and were Linear Technology Corporation to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

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

In addition to the above, included in Other Assets in the Condensed Consolidated Balance Sheet at December 28, 2002 is $14.0 million of 4% senior secured convertible notes resulting from amounts loaned to a privately-held semiconductor company. The notes are secured by substantially all the assets, including intellectual property, of this company. The Company periodically assesses the recoverability of the notes, the fair market value that would be represented by any conversion of such notes into preferred and common stock of this company, and the fair market value of the collateralized assets. Should the Company determine that all or part of the $14.0 million of 4% senior secured convertible notes not be recoverable based on the assessment noted above, a provision for uncollectible notes would be recorded in the period such determination was made. This provision could materially adversely effect the Company’s results of operation in the period recorded. As of December 28, 2002, the Company believes the 4% senior secured convertible notes are fully recoverable.

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

Forward-looking statements include, without limitation, the Company’s intention that the 8-inch wafer manufacturing facility in Dallas, Texas serve as Dallas Semiconductor’s primary wafer manufacturing facility, the Company’s belief that the ultimate outcome of the LTC and Qualcomm Inc., litigation and any pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company, the Company’s belief that net deferred tax assets will be realized, the Company’s belief that the adoption of SFAS 148 will not have a material impact on the Company’s financial condition, results of operations or liquidity, the Company’s attempt to control and reduce expense levels, the Company’s assessment of its customers’ current ordering activities, demand for products and any upturn in the long-haul telecommunications industry, the Company’s assessment of the sufficiency of its capital resources and liquidity, the Company’s expectation that it will continue to repurchase its common stock in fiscal year 2003, the belief that the 4% senior secured convertible notes are recoverable, and the belief that the resolution of the perpetual inventory records to general ledger difference will not have a material adverse impact on the Company’s results of operations.

Actual results could differ materially from those forecasted based upon, among other things, unexpected outcomes in the Company’s pending litigation and legal proceedings, unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets, the Company incorrectly assessing customer demand, customer willingness to commit to inventories and orders, and higher than expected order cancellation levels, the Company’s ability to control and reduce expenses, and the Company’s ability to repurchase its common stock at favorable prices. Given the Company’s backlog of orders at the end of December 2002, the Company’s ability to report unchanged revenues in the current quarter will depend on the amount of turns orders that it can generate and on its ability to match orders with available inventory.

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

ITEM 4: CONTROLS AND PROCEDURES

           (a)    Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

           (b)    Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the we carried out this evaluation Date.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On December 12, 2002, Qualcomm Inc. filed a complaint for patent infringement in the United States District Court, Southern District of California, claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc.’s United States patents 5,722,063; 5,732,341; and 5,267,262. The complaint seeks preliminary and permanent injunction; damages, including lost profits, royalties, price erosion, and interest; trebling of damages; and attorneys’ fees. The Company is presently reviewing these claims and intends to defend itself vigorously. While the Company cannot predict the outcome of this lawsuit, the Company does not believe that the ultimate outcome will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 14, 2002. The following proposals were voted on by the Company’s Stockholders and results obtained thereon:

Proposal 1: Election of Directors

The following directors were elected as directors by the votes indicated:

Nominee	Votes in Favor	Votes Withheld

James R. Bergman	274,664,484	15,658,472
John F. Gifford	244,287,622	46,035,334
B. Kipling Hagopian	275,651,039	14,671,917
M.D. Sampels	285,351,958	4,970,998
A.R. Frank Wazzan	275,640,198	14,682,758

Proposal 2: Ratification and approval of the Company’s 1996 Stock Incentive Plan, as amended, and of an amendment to the Company’s 1987 Employee Stock Participation Plan, as amended, including amendments increasing the number of shares available for issuance.

The proposal was ratified and approved with 176,115,285 votes in favor, 112,717,166 against, and 1,487,504 abstentions.

Proposal 3: Ratification of Selection of Independent Auditors

The selection of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2003 was ratified with 281,170,439 votes in favor, 7,759,104 votes against, and 1,393,413 abstentions.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Section 906 Certification of Chief Executive Officer

99.2	Section 906 Certification of Chief Financial Officer

(b)	None

ITEMS 2, 3, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 2003	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

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

Date: February 11, 2003

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

Date: February 11, 2003

By:	/s/ Carl W. Jasper

Carl W. Jasper Chief Financial Officer

EXHIBIT INDEX

99.1	Section 906 Certification of Chief Executive Officer

99.2	Section 906 Certification of Chief Financial Officer