Form 10-Q
period 2003-03-29
MAXIM INTEGRATED PRODUCTS INC
filed 2003-05-12
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2003

or

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

Yes ☒	No ☐

Class:	Common Stock, $.001 par value	Outstanding at April 30, 2003 324,671,052 shares

MAXIM INTEGRATED PRODUCTS, INC.

INDEX

PART I. FINANCIAL INFORMATION		Page

ITEM 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 29, 2003 and June 29, 2002	3

	Condensed Consolidated Statements of Income for the three and nine months ended March 29, 2003 and March 30, 2002	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended March 29, 2003 and March 30, 2002	5

	Notes to Condensed Consolidated Financial Statements	6-15

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES	26

CERTIFICATIONS	27-28

CONDENSED CONSOLIDATED BALANCE SHEETS

MAXIM INTEGRATED PRODUCTS, INC.

	March 29,
	2003	June 29,
(Amounts in thousands)	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$235,033	$173,807
Short-term investments	821,687	591,694

Total cash, cash equivalents and short-term Investments	1,056,720	765,501

Accounts receivable, net	123,864	129,812
Inventories	123,752	139,206
Deferred tax assets	155,117	144,717
Income tax refund receivable	27,872	53,164
Other current assets	6,964	3,264

Total current assets	1,494,289	1,235,664

Property, plant and equipment, at cost, less accumulated depreciation	756,049	746,161
Other assets	33,595	28,987

TOTAL ASSETS	$2,283,933	$2,010,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,768	$45,284
Income taxes payable	18,348	10,633
Accrued salary and related expenses	64,712	64,321
Accrued expenses	72,760	81,606
Deferred income on shipments to distributors	21,729	27,183

Total current liabilities	215,317	229,027

Other liabilities	4,000	4,000
Deferred tax liabilities	73,720	36,634

Total liabilities	293,037	269,661

Stockholders’ equity:
Common stock	324	320
Additional paid-in capital	103,041	54,935
Retained earnings	1,887,758	1,686,816
Accumulated other comprehensive loss	(227)	(920)

Total stockholders’ equity	1,990,896	1,741,151

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,283,933	$2,010,812

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per
share data)	March 29,	March 30,	March 29,	March 30,
(Unaudited)	2003	2002	2003	2002

Net revenues	$286,232	$258,481	$858,190	$745,015
Cost of goods sold	86,146	76,989	259,810	222,795

Gross margin	200,086	181,492	598,380	522,220

Operating expenses:
Research and development	66,805	68,974	205,112	203,515
Selling, general and Administrative	21,065	21,951	64,606	69,899

Total operating expenses	87,870	90,925	269,718	273,414

Operating income	112,216	90,567	328,662	248,806
Interest income, net	3,611	9,026	11,424	35,634

Income before provision for income taxes	115,827	99,593	340,086	284,440
Provision for income taxes	38,223	32,866	112,228	93,865

Net income	$77,604	$66,727	$227,858	$190,575

Earnings per share:
Basic	$0.24	$0.20	$0.71	$0.58
Diluted	$0.23	$0.19	$0.67	$0.53

Shares used in the calculation of earnings per share:
Basic	322,905	326,228	321,201	326,945
Diluted	341,863	358,598	340,044	357,965

Dividends declared per share	$0.02	$—	$0.04	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXIM INTEGRATED PRODUCTS, INC.

	For the Nine Months Ended
(Amounts in thousands)
(Unaudited)	March 29,	March 30,
Increase (decrease) in cash and cash equivalents	2003	2002

Cash flows from operating activities:
Net income	$227,858	$190,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	45,795	41,695
Changes in assets and liabilities:
Accounts receivable	5,948	43,919
Inventories	15,454	14,932
Deferred taxes	26,400	(3,854)
Income tax refund receivable	25,292	(1,518)
Other current assets	(1,238)	3,098
Accounts payable	(7,516)	(55,589)
Income taxes payable	89,158	100,972
Deferred income on shipments to distributors	(5,454)	(17,178)
All other accrued liabilities	(8,455)	(28,263)

Net cash provided by operating activities	413,242	288,789

Cash flows from investing activities:
Additions to property, plant and equipment, net	(55,683)	(67,345)
Other non-current assets	(4,608)	(8,145)
Purchases of available-for-sale securities	(1,104,826)	(1,196,654)
Proceeds from sales/maturities of available-for-sale Securities	873,350	1,372,906

Net cash provided by (used in) investing activities	(291,767)	100,762

Cash flows from financing activities:
Issuance of common stock	59,871	84,184
Repurchase of common stock	(107,251)	(496,342)
Dividends paid	(12,869)	—

Net cash used in financing activities	(60,249)	(412,158)

Net increase (decrease) in cash and cash equivalents	61,226	(22,607)
Cash and cash equivalents:
Beginning of year	173,807	93,796

End of period	$235,033	$71,189

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 29, 2003 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

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

NOTE 3: STOCK-BASED COMPENSATION

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended.

Had compensation cost for the Company’s stock options plans been determined in accordance with SFAS No. 123, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

NOTE 3: STOCK-BASED COMPENSATION (CONT’D)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per
share data)	March 29,	March 30,	March 29,	March 30,
(Unaudited)	2003	2002	2003	2002

Net income, as reported	$77,604	$66,727	$227,858	$190,575
Pro forma stock-based compensation cost, net of taxes	$(44,094)	$(44,818)	$(109,595)	$(126,255)

Pro forma net income	$33,510	$21,909	$118,263	$64,320

Basic earnings per share, as reported	$0.24	$0.20	$0.71	$0.58
Pro forma adjustment	$(0.14)	$(0.13)	$(0.34)	$(0.38)

Pro forma basic earnings per share	$0.10	$0.07	$0.37	$0.20

Diluted earnings per share, as reported	$0.23	$0.19	$0.67	$0.53
Pro forma adjustment	$(0.13)	$(0.13)	$(0.32)	$(0.35)

Pro forma diluted earnings per share	$0.10	$0.06	$0.35	$0.18

NOTE 4: INVENTORIES

Inventories consist of (in thousands):

	March 29,	June 29,
	2003	2002

(Unaudited)
Raw materials	$11,516	$12,742
Work-in-process	87,292	95,460
Finished goods	24,944	31,004

	$123,752	$139,206

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

NOTE 5: EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per
share data)	March 29,	March 30,	March 29,	March 30,
(Unaudited)	2003	2002	2003	2002

Numerator for basic earnings per
share and diluted earnings per share:
Net income	$77,604	$66,727	$227,858	$190,575

Denominator for basic earnings per share	322,905	326,228	321,201	326,945
Effect of dilutive securities:
Stock options and warrants	18,958	32,370	18,843	31,020

Denominator for diluted earnings per share	341,863	358,598	340,044	357,965

Earnings per share:
Basic	$0.24	$0.20	$0.71	$0.58
Diluted	$0.23	$0.19	$0.67	$0.53

Approximately 37.4 million and 8.5 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ending March 29, 2003 and March 30, 2002, respectively. Approximately 42.5 million and 10.9 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the nine months ending March 29, 2003 and March 30, 2002, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at March 29, 2003 and at June 29, 2002 are classified as available-for-sale and consist of U.S. Treasury and Federal Agency debt securities maturing within one year. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income, net” in the condensed consolidated statements of income.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

NOTE 7: SEGMENT INFORMATION

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended

(Amounts in thousands)	March 29,	March 30,	March 29,	March 30,
(Unaudited)	2003	2002	2003	2002

United States	$94,230	$86,493	$286,737	$269,184
Europe	57,348	59,627	163,702	166,853
Pacific Rim	131,958	110,186	399,125	300,235
Rest of World	2,696	2,175	8,626	8,743

	$286,232	$258,481	$858,190	$745,015

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)	March 29,	June 29,
(Unaudited)	2003	2002

United States	$681,909	$681,256
Rest of World	74,140	64,905

	$756,049	$746,161

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

NOTE 8: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Nine Months Ended

(Amounts in thousands)	March 29,	March 30,	March 29,	March 30,
(Unaudited)	2003	2002	2003	2002

Change in unrealized gains (losses) on investments, net of tax of $(638), $(1,151), $(549), and $(2,221), respectively	$(1,121)	$(2,303)	$(934)	$(3,994)
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $107, $(90), $836,and $(224), Respectively	219	(180)	1,627	(435)

Other comprehensive income (loss)	$(902)	$(2,483)	$693	$(4,429)

Accumulated other comprehensive income (loss) presented in the condensed consolidated balance sheet at March 29, 2003 and at June 29, 2002 consists of net unrealized gains on available-for-sale investments of $1.2 million, net unrealized gain on forward exchange contracts of $0.1 million, and foreign currency translation adjustments of $(1.5) million. Foreign currency translation adjustments are not tax affected.

NOTE 9: MERGER AND SPECIAL CHARGES

As a result of the merger with Dallas Semiconductor, during the fourth quarter of fiscal year 2001, the Company recorded merger costs of approximately $26.4 million. These costs consist of approximately $14.1 million intended to satisfy the change in control payments under previously existing employment contracts and other non-employee director arrangements for which there was no future economic benefit; a $5.8 million payment to be made under a change in control provision in a previously existing life insurance arrangement for which there was no future economic benefit; and $6.5 million for fees related to investment banking, legal, accounting, filings with regulatory agencies, financial printing, and other related costs. Substantially all of these direct transaction costs were paid out of existing cash reserves within 12 months of the consummation of the merger. The remaining unpaid direct transaction costs of approximately $1.6 million are related to change in control payments under previously existing employment contracts and other non-employee director arrangements that will be paid out in future periods according to the terms of the related agreement.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

During the fourth quarter of fiscal year 2001, the Company recorded special charges of $137.0 million. These special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal year 2001 for Dallas Semiconductor’s products in combination with the Company’s intention to close Dallas Semiconductor’s 6-inch wafer manufacturing facility and dispose of the related equipment. At the time the merger between the Company and Dallas Semiconductor was consummated, the Company intended to complete construction of an 8-inch wafer manufacturing facility located in Dallas, Texas. Construction on this facility was completed earlier in fiscal 2003 and the Company began start up operations. The 8-inch wafer manufacturing facility will serve as Dallas Semiconductor’s primary wafer manufacturing facility once fully operational.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

NOTE 9: MERGER AND SPECIAL CHARGES (CONT’D)

The following table summarizes the activity related to the above actions.

			Purchase
			Order
	Merger		Cancellation
(Amount in thousands)	Costs	Severance	Fees	Other	Total

Reserve balance at June 30, 2001	$8,141	$553	$7,513	$2,244	$18,451
Special charges	—	4,097	—	—	4,097
Adjustment	141	—	(4,285)	47	(4,097)
Cash payments	(6,559)	(4,548)	—	(572)	(11,679)

Reserve balance at June 29, 2002	$1,723	$102	$3,228	$1,719	$6,772
Cash payments	(20)	(102)	(49)	—	(171)

Reserve balance at September 28, 2002	$1,703	$—	$3,179	$1,719	$6,601
Cash payments	(21)	—	(25)	—	(46)

Reserve balance at December 28, 2002	$1,682	$—	$3,154	$1,719	$6,555
Cash payments	(45)	—	(47)	—	(92)

Reserve balance at March 29, 2003	$1,637	$—	$3,107	$1,719	$6,463

NOTE 10: CONTINGENCIES

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

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

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003 served a complaint for patent infringement in the United States District Court, Southern District of California, claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc. patents: 5,722,063; 5,732,341; and 5,267,262. Qualcomm Inc. seeks preliminary and permanent injunctions; damages, including lost profits, royalties, price erosion, and interest; trebling of damages; and attorneys’ fees. The Company is presently reviewing these claims and intends to defend itself vigorously. While the Company cannot predict the outcome of this lawsuit, the Company does not believe that the ultimate outcome will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

NOTE 11: COMMON STOCK REPURCHASES

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

During the nine months ended March 29, 2003, the Company repurchased approximately 3.2 million shares of its common stock for $107.3 million. As of March 29, 2003, approximately 7.7 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

NOTE 12: NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. SFAS No. 146 had no material impact at the point of adoption on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 28, 2002. At adoption, FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and pro forma disclosures of SFAS 148 are effective for fiscal years ending after December 15, 2002. The pro forma disclosures of SFAS 148 are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002 and were adopted by the Company effective with the filing of this Form 10-Q for the three months ended March 29, 2003. The Company will continue to use the intrinsic value method of accounting for stock-based employee compensation. The adoption of the remaining provisions of SFAS 148 will not have an impact on the Company’s financial condition, results of operation or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested. The Company does not have any variable interest entities.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

NOTE 13: OTHER ASSETS

Included in Other Assets in the Condensed Consolidated Balance Sheet at March 29, 2003 is $14.0 million of 4% senior secured convertible notes resulting from amounts loaned to a privately-held semiconductor company. The notes are secured by substantially all the assets, including intellectual property, of this company. The Company periodically assesses the recoverability of the notes, the fair market value that would be represented by any conversion of such notes into preferred and common stock of this company, and the fair market value of the collateralized assets (see Note 14).

Also included in Other Assets in the Condensed Consolidated Balance Sheet at March 29, 2003 are loans to employees of approximately $7.7 million. These loans are collateralized primarily by stock options held by the respective employees. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

NOTE 14: SUBSEQUENT EVENTS

Subsequent to March 29, 2003, the Company served a notice of default to the collateral agent regarding the $14.0 million of 4% senior secured convertible notes (See Note 13). The Company believes the $14.0 million of 4% senior secured convertible notes will still be fully recoverable either through foreclosure sale of the intellectual property or use by the Company of the intellectual property in designing and developing new products. Should the $14.0 million not be fully recoverable, the Company’s results of operations could be materially adversely impacted in the period such determination was made.

On April 18, 2003, the Board of Directors declared a cash dividend of $0.04 per share on the Company’s common stock payable on May 30, 2003 to stockholders of record on May 12, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Revenues

Net revenues were $286.2 million and $258.5 million for the three months ended March 29, 2003 and March 30, 2002, respectively, an increase of 10.7%. Net revenues were $858.2 million and $745.0 million for the nine months ended March 29, 2003 and March 30, 2002, respectively, an increase of 15.2%. The increase in net revenue for both the three and nine months ended March 29, 2003, is primarily due to higher unit shipments resulting from the introduction of new proprietary products and increased order rates in the Company’s already existing proprietary and second-source products.

During the three months ended March 29, 2003 and March 30, 2002, approximately 67%, of net revenues in each period, were derived from customers outside of the United States. During the nine months ended March 29, 2003 and March 30, 2002, approximately 67% and 64%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three and nine months ended March 29, 2003 and March 30, 2002 was immaterial.

Gross Margin

Gross margin as a percentage of net revenues was 69.9% and 70.2% for the three months ended March 29, 2003 and March 30, 2002, respectively. The gross margin percentage for the three months ended March 29, 2003 as compared to the three months ended March 30, 2002 decreased primarily due to revenue growth in lower margin products offset somewhat by cost saving measures implemented by the Company. Gross margins for the three months ended March 29, 2003 and March 30, 2002 were negatively impacted due to $3.1 million and $2.1 million of inventory write downs, respectively.

Gross margin as a percentage of net revenues was 69.7% and 70.1% for the nine months ended March 29, 2003 and March 30, 2002, respectively. The gross margin percentage for the nine months ended March 29, 2003 as compared to the nine months ended March 30, 2002 decreased primarily due to revenue growth in lower margin products offset slightly by cost saving measures implemented as noted above. Gross margins for the nine months ended March 29, 2003 and March 30, 2002 were negatively impacted due to $9.1 million and $8.6 million of inventory write downs, respectively.

Research and Development

Research and development expenses were $66.8 million and $69.0 million for the three months ended March 29, 2003, and March 30, 2002, respectively, which represented 23.3% and 26.7% of net revenues, respectively. The decrease in research and development expenses in absolute dollars for the three months ended March 29, 2003 as compared to the same period in the prior year is due to cost saving measures implemented by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

Research and Development (cont’d)
Research and development expenses were $205.1 million and $203.5 million for the nine months ended March 29, 2003, and March 30, 2002, respectively, which represented 23.9% and 27.3% of net revenues, respectively. The increase in research and development expenses in absolute dollars for the nine months ended March 29, 2003 as compared to the same period in the prior year is due to increased headcount and related employee expenses to continue development of new products offset somewhat by costs saving measures implemented as noted above.

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

Selling, General and Administrative

Selling, general and administrative expenses were $21.1 million and $22.0 million for the three months ended March 29, 2003, and March 30, 2002, respectively, which represented 7.4% and 8.5% of net revenues, respectively.

Selling, general and administrative expenses were $64.6 million and $69.9 million for the nine months ended March 29, 2003, and March 30, 2002, respectively, which represented 7.5% and 9.4% of net revenues, respectively.

The decrease in selling, general, and administrative expenses in absolute dollars and as a percentage of net revenues for the three and nine months ended March 29, 2003 as compared to the three and nine months ended March 30, 2002 is primarily due to lower advertising costs combined with cost saving measures implemented during the three months ended December 28, 2002.

Interest Income, Net

Interest income, net was $3.6 million and $11.4 million for the three and nine months ended March 29, 2003, respectively, compared to $9.0 million and $35.6 million for the three and nine months ended March 30, 2002, respectively. The decrease in interest income, net for the three and nine months ended March 29, 2003 as compared to the three and nine months ended March 30, 2002 is a result of decreased interest rates on invested amounts compounded by lower levels of invested cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

Income Taxes

The effective income tax rate for the three and nine months ended March 29, 2003 and March 30, 2002 was 33.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $81.4 million at March 29, 2003 is dependent primarily upon achieving future U.S. taxable income of $233 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002. An increase in the valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Inventory

During the three months ended December 28, 2002, the Company’s perpetual inventory system reported inventories approximately $2.2 million greater than the general ledger. The Company’s balance sheet and results of operation at and for the nine months ended March 29, 2003, reflect the lower general ledger inventory level. We do not believe that the reconciliation of this difference had a material effect on the financial condition or results of operation for the three and nine months ended March 29, 2003 or will have any material effect for any future fiscal period.

The Company has experienced the theft of inventory at its test facility in Cavite, the Philippines. This theft of inventory did not have a material impact on the Company’s results of operation for the three and nine months ended March 29, 2003, and the Company has implemented additional control procedures to prevent and detect such theft. There can be no assurance, however, that these additional control procedures will be effective in preventing and detecting future theft and that such future theft will not have a material adverse impact on the Company’s results of operations.

OUTLOOK

Third quarter bookings were approximately $308 million, a 14% increase over the second quarter’s level of $271 million. Turns orders received during the third quarter were $165 million, a 19% increase over the $139 million received in the prior quarter (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). This is the highest level of turns orders that the Company has received since the first quarter of its 2001 fiscal year. Order cancellations were $4.6 million, a decrease of 41% from the prior quarter. Bookings increased over the second quarter of fiscal 2003 level in all major geographical regions except Japan, where bookings were down 5% sequentially. Twelve of the Company’s 14 business units had improved bookings in the third quarter. Eleven of those 14 business units had a bookings increase of at least 10% over the previous quarter. During the three months ended March 29, 2003, orders improved not only for power management and communications products, but also for standard products that have very broad-based markets and applications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

OUTLOOK (CONT’D)
Third quarter ending backlog shippable within the next 12 months was approximately $219 million, including $196 million requested for shipment in the fourth quarter of fiscal 2003. Second quarter ending backlog shippable within the next 12 months was approximately $201 million, including $177 million requested for shipment in the third quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the nine months ended March 29, 2003 were from net cash generated from operating activities of $413.2 million and proceeds from the issuance of 7.1 million shares of the Company’s common stock in the amount of $59.9 million associated with the Company’s stock option programs.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of stock options. These tax benefits amounted to $81.4 million in the nine months ended March 29, 2003.

The principal uses of funds were the repurchase of 3.2 million shares of the Company’s common stock for $107.3 million, the purchase of $55.7 million in property, plant and equipment, and the payment of $12.9 million in dividends. The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, dividend payments, and operations for at least the next twelve months.

In the past, it was the Company’s policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. That stock repurchase policy was discontinued in the third quarter of fiscal year 2001. The Company will continue to repurchase its common stock in fiscal year 2003, however the number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors. See Note 11 of Notes to Condensed Consolidated Financial Statements regarding the status of the Company’s common stock repurchase program.

The Company is subject to pending legal proceedings. For example, see Note 10 of Notes to Condensed Consolidated Financial Statements for information regarding pending patent litigation. Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position unless the appellate court in the action brought by Linear Technology Corporation were to reverse the trial court’s dismissal of the patent litigation claims brought by Linear Technology Corporation against the Company, and were Linear Technology Corporation to prevail in its claims against the Company then the Company’s operating results could be materially adversely affected.

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

A portion of the Company’s sales is made to domestic distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with the levels of returns and other credits that will be issued to these distributors, the Company defers recognition of such sales until the product is sold by the domestic distributors to their end customers. Revenue on all shipments to international distributors is recognized upon shipment to the distributor, when the above criteria are met, with appropriate provision of reserves for returns and allowances, as these distributors generally do not have price rebate or product return privileges. The Company estimates the provision for returns and price rebates based on historical experience and known future returns and price rebates. Accounts receivable from both domestic and international distributors are recognized and inventory is

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

Revenue Recognition and Accounts Receivable Allowances (cont’d)
relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

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

The Company’s standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. The Company’s policy for recording a write down of inventory is generally to write down, at standard cost, finished goods and work in process inventory which is in excess of twelve months of demand forecast.

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144, which superceded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS 144 effective June 30, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial condition, results of operations or liquidity. The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

Long-Lived Assets (cont’d)
operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of the Company’s property, plant and equipment could differ from the Company’s estimates used in assessing the recoverability of these assets. These differences could result in additional impairment charges, which could have a material adverse impact on the Company’s results of operations.

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

Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, the Company determines whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

Contingencies (cont’d)
Company’s results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thus favorably impacting the Company’s results of operations. See Note 10 of Notes to Condensed Consolidated Financial Statements at page 12.

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

Forward-looking statements include, without limitation, the Company’s intention that the 8-inch wafer manufacturing facility in Dallas, Texas will serve as Dallas Semiconductor’s primary wafer manufacturing facility once fully operational; the Company’s belief that the ultimate outcome of the LTC and Qualcomm Inc. litigation and any pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company unless the appellate court in the action brought by LTC were to reverse the trial court’s dismissal of the patent litigation claims brought by LTC against the Company, and were LTC to prevail in its claims against the Company; the Company’s belief that net deferred tax assets will be realized; the Company’s belief that the adoption of the remaining provisions of SFAS 148 will not have an impact on the Company’s financial condition, results of operations or liquidity; the Company’s attempt to control and reduce expense levels; the Company belief that the $14.0 million of senior secured subordinated notes will still be fully recoverable either through foreclosure sale of the intellectual property or use by the Company of the intellectual property in designing and developing new products; the Company’s assessment of its customers’ current ordering activities, and demand for products; the Company’s belief that the current shipping level is close to or slightly below the current consumption level of the Company’s products; the Company’s assessment of the sufficiency of its capital resources and liquidity; the Company’s expectation that it will continue to repurchase its common stock in fiscal year 2003; and the belief that the resolution of the perpetual inventory records to general ledger difference will not have a material adverse impact on the Company’s results of operations.

Actual results could differ materially from those forecasted based upon, among other things, unexpected outcomes in the Company’s pending litigation and legal proceedings, unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets, the Company incorrectly assessing customer demand, shipping levels, and customer willingness to commit to inventories and orders, and higher than expected order cancellation levels, the Company’s ability to control and reduce expenses, and the Company’s ability to repurchase its common stock at favorable prices. Given the Company’s backlog of orders at the end of March 2003, the Company’s ability to report increased revenues in the quarter ending

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONT’D)

FORWARD-LOOKING INFORMATION AND RISK FACTORS (CONT’D)
June 2003 will depend on the amount of turns orders that it can generate and on its ability to match orders with available inventory.

In addition, future operating results could be adversely affected by technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market; the Company being unable to sustain its success in recruiting and retaining high-quality personnel; the Company’s success in the markets its products are introduced in; whether, and the extent to which, demand for the Company’s products increases and reflects real end-user demand; customer cancellations and delays of outstanding orders; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals; whether the Company is able to effectively and successfully manage manufacturing operations; whether the Company is able to successfully commercialize its new technologies; overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company’s semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; the Company being required by the Financial Accounting Standards Board to expense the fair value of stock options issued to employees; and other risk factors described in the Company’s filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the fiscal year ended June 29, 2002.

In addition to the above, there are certain risks and uncertainties related to the Company’s acquisition of Dallas Semiconductor (see Notes 2 and 9 of Notes to Condensed Consolidated Financial Statements). No assurance can be given that products, technologies, distribution channels, customer support operations, management information systems, key personnel and businesses of Dallas Semiconductor will be effectively assimilated into the Company’s business or product offerings, that such integration will be completed according to the Company’s schedule, or that the results of the integration will be successful.

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

         (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On December 12, 2002, Qualcomm Inc. filed, and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc. patents: 5,722,063; 5,732,341; and 5,267,262. The Company is presently reviewing these claims and intends to defend itself vigorously. At the time of this Form 10-Q filing, the Company does not believe that the products in question infringe upon the Qualcomm Inc. patents noted above. The Company does not believe that the ultimate outcome of this action will have a material adverse affect on the Company’s financial condition, liquidity or results of operation.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

         99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) None

ITEMS 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2003 (Date)	MAXIM INTEGRATED PRODUCTS, INC. (Registrant)

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

Date: May 9, 2003

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

Date: May 9, 2003

By:	/s/ Carl W. Jasper Carl W. Jasper Chief Financial Officer

EXHIBIT INDEX

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002