Form 10-K
period 2003-06-28
MAXIM INTEGRATED PRODUCTS INC
filed 2003-09-22
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 28, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission File Number 0-16538

MAXIM INTEGRATED PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-2896096
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

120 San Gabriel Drive
Sunnyvale, California 94086
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 737-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [X]  No [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 28, 2002 was approximately $8,005,000,000. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 29, 2003: 327,315,739.

Documents Incorporated By Reference:

Part III of this Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

FORM 10-K

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

Forward-looking statements include, but are not limited to, statements that the Company is well positioned to benefit from an increase in the global consumption of electronics and electronic-based equipment over the next several years; the Company’s goal to bring R&D and SG&A expenses combined to a level close to 25% of net revenues; that inventory levels of our products at our customers are low and any significant improvement of visibility in our end markets will result in a growth in demand for our products; that demand for smart microcircuits will increase substantially in the next several years; addition of eight-inch manufacturing in Dallas and addition of eight-inch wafer production at the Beaverton, Oregon wafer fabrication facility; plans to build and complete a new facility in Thailand in fiscal 2004 and fiscal 2005; expectations to handle approximately one half of the Company’s fiscal year 2007 end of line manufacturing in Thailand; that the Board of Directors will review and adjust dividend distribution policies in the future; beliefs that Maxim is one of the few companies combining certain strengths; Maxim’s increasingly important role as a supplier of electronic equipment; its belief that it is well-positioned for a bright future; regarding the objective to develop and market circuits that meet increasingly stringent quality standards; strategies to target both linear and mixed-signal markets; that the acquisition of Dallas Semiconductor Corporation should enable new product development; the Company’s belief that it addresses market requirements by providing competitively priced products that add value; the Company’s belief that its testing regime is comprehensive and meets or exceeds industry standards; the Company’s expectation that construction at the Chonburi Province in Thailand will be completed by the beginning of fiscal year 2005 and that the Company will relocate to it from its current site in Samutprakorn Province in Thailand; the Company’s belief that conversion of the San Jose facility to eight-inch wafer production will be complete during the first half of fiscal year 2004; the belief that research and development is critical to the Company’s future success; the belief that the Company will continue to compete favorably with competitors; the belief that patent and mask work protection is of less significance than experience, innovation and management skill; the Company’s ability to introduce new products, develop new technologies and penetrate new markets; the Company’s estimates regarding inventory reserves required for its products; anticipation that the Company will manufacture six-inch wafers at the San Jose, California wafer fabrication facility through fiscal year 2004; the ability to retain occupancy of its facilities; adequacy of buildings and contiguous land for business purposes through fiscal year 2004; the outcome of the lawsuits with Linear Technology Corporation, Qualcomm Inc. and other litigation matters and their effect on the Company’s financial position, results of operations, or liquidity; attempts to control and if possible, reduce expense levels in all areas, including research and development; the belief that net deferred tax assets will be realized; forecasts that revenues will be up sequentially for the first quarter of fiscal 2004; the belief that end market consumption of products is close to current bookings levels; the belief that the Company’s net revenues will be higher in the first quarter of fiscal 2004 than in the fourth quarter of fiscal 2003; expectation that the Company will continue to repurchase its common stock in fiscal year 2004; the sufficiency of available funds and cash generated from operations to meet cash and working capital requirements for the next twelve months; the belief that the adoption of Financial Accounting Standard Board Interpretation No. 46 (FIN 46) will not have a material impact on the Company’s financial condition, results of operation or liquidity; the belief that the adoption of Statement of Financial Accounting Standards No. 149 (SFAS 149) will not have a material impact on the Company’s financial condition, results of operations or liquidity; and intention to use the intellectual property of a privately-held semiconductor company that ceased operations due to insolvency, to which the Company had loaned $13.4 million. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions relating to the future identify forward-looking statements.

All forward-looking statements are based on the Company’s current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Annual Report on Form 10-K and in the documents incorporated herein by reference. Particular attention should be paid to the section entitled “Trends, Risks and Uncertainties” and to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any current reports on Form 8-K.

PART I

ITEM 1.    BUSINESS

Maxim Integrated Products, Inc. (“Maxim” or the “Company”) designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits. The Company also provides a range of high-frequency design processes and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations, and, as to many circuit types, relatively long product life cycles. Maxim’s objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers. Based on product announcements by its competitors, Maxim believes that in the past 20 years it has developed more products for the analog market, including proprietary and second-source products, than any of its competitors over the same period.

In the fourth quarter of fiscal year 2001, the Company acquired Dallas Semiconductor Corporation. The Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company assumed all stock options to purchase Dallas Semiconductor common stock in exchange for options to purchase approximately 5.9 million shares of the Company’s common stock. The transaction was accounted for as a pooling-of-interests. Accordingly, unless specifically stated otherwise, all financial data of the Company was restated to include the historical financial data of Dallas Semiconductor. See Note 4 “Business Combination” of the Notes to Consolidated Financial Statements. At the time of the acquisition, Dallas Semiconductor’s product line consisted of 390 proprietary base products sold to over 15,000 customers worldwide. Applications for those products include battery management, broadband telecommunications, wireless handsets, cellular base stations, networking, servers, data storage, and a wide variety of industrial equipment.

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

Three general classes of semiconductor products arise from this partitioning of signals into linear or digital. There are those, such as memories and microprocessors, that operate only in the digital domain. There are linear devices such as amplifiers, references, analog multiplexers, and switches that operate primarily in the analog domain. Finally, there are mixed-signal devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds. Maxim’s strategy has been to target both the linear and mixed-signal markets, often collectively referred to as the analog market. In addition, Maxim has added some Dallas Semiconductor products that are exclusively or principally digital as well as a significant number of engineers skilled in digital design and software development. Although the acquisition has not substantially affected Maxim’s strong focus on the linear and mixed signal market, it has supplemented Maxim’s capabilities in the digital area in ways that should enable development of new products, mixed signal and other, with very sophisticated digital characteristics. Risks associated with fulfilling this expectation are discussed in “Item 1., Business — Trends, Risks and Uncertainties.”

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

The analog market is a fragmented group of markets, serving numerous and widely differing applications for instrumentation, industrial control, data processing, communications, automotive, consumer, military, video, and selected medical equipment. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power, and signal amplitude capability, which results in a high degree of market complexity. Maxim’s products can be used in a variety of applications, but serve only certain portions of the total analog market.

Products and Applications

The Company believes that it addresses the requirements of the market by providing competitively priced products that add value to electronic equipment with superior quality and reliability.

The Company’s research and development programs emphasize development of technically innovative processes and products. In addition, the Company also develops second-source products. The Company’s products are available with numerous packaging alternatives, including packages for surface mount technology.

The following table illustrates the major industries served by the Company and typical applications for which the Company’s products can be used:

Industry	Typical Application
Automotive	Displays Global Positioning Systems Keyless Entry Pressure Sensing
Communications
Broadband Networks
Cable Systems
Cellular Base Stations
Central Office Switches
Direct Broadcast TV
DSL Modems
Fiber Communication
Optical Transceivers
Pagers
PBXs
Phones
    • Cellular/PCS
    • Cordless
Satellite Communications
T1/E1 and T3/E3
Video Communications
Wireless Communications
Satellite Radio
Global Positioning Systems
Digital/Terrestrial TV
Wireless Local Area Networks
Broadband Access and Home Networking Systems

Industry	Typical Application
Consumer	Digital Cameras DVDs MP3 Players PDAs Personal Computers Phones • Cellular • Cordless White Goods Wireless Headsets
Data Processing	Bar-code Readers Disk Drives Global Positioning Systems Hand-Held Computers/PDAs Mainframes Personal Computers Printers Point of Sale Terminals Servers Storage Systems Tape Drives Workstations
Industrial Control	Control of • Flow • Position • Pressure • Temperature • Velocity Robotics
Instrumentation	Automatic Test Equipment Analyzers Data Recorders Measuring Instruments • Electrical • Light • Pressure • Sound • Speed • Temperature • Time Testers

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

Product Quality

In the product design phase, the Company applies a set of circuit design rules derived from modeling and characterization of the process and individual circuit elements. The completeness of this characterization and the limits of these models can affect the final quality of the product. There is a higher risk that model characterization of the internally developed processes contains incomplete data; however, such processes are refined as the processes mature. The performance of product designs is dependent on the process operating within the limits specified for critical parameters. Deviations from these limits can affect the quality of the end product. Critical process parameters have to maintain a level of stability for subsequent long-term reliability tests to validate the integrity of the process and material produced using the process.The Company measures the stability of these process parameters using test routines and structures that simulate the actual devices used in product design. Simulations generally approximate actual device limits but are not always able to match all usage environments or conditions. The Company believes a comprehensive and thorough engineering approach is applied to the development and deployment of these test routines and structures. The data compiled from the measurement of these critical parameters is statistically analyzed and determines the acceptance of the wafers to be used in the manufacture of the Company’s product. The test routines and structures used by the Company do not provide complete assurance that all quality problems or issues will be detected.

Product quality is determined by conformance to predetermined parameters. These parameters are either tested during manufacturing or guaranteed by design. Predetermined parameters guaranteed by design are reliant on the stability of the wafer fabrication process, the amount of process margin and the completeness of product characterization. Reliability testing is done during wafer process development, process release, and product release stages and serves as a control of process consistency. Parameters tested during manufacturing are dependent on the integrity of the manufacturing test operation, which includes factors such as test software, stability and repeatability of test systems, test set up issues, and other factors and variables. The Company believes a significant amount of diligence is applied to monitor and control the manufacturing test operation.

The Company utilizes a procedure that allows for the shipment of new products prior to complete qualification of the process or package being used in the production process. Process verification testing is generally completed no later than 90 days after product introduction. Verification testing may indicate the released product should be recalled. Should quality issues arise, product released before verification testing is complete may cause direct or indirect damages to the Company’s customers or the ultimate end customers. The Company may be liable for such damages and such damages may materially adversely impact the Company’s results of operations and financial condition.

Long term thermal and mechanical testing is performed to detect the presence of any defects, which may arise over the life of a product’s use; however, an emphasis is placed by the Company on early infant mortality failure rates. Significant changes to a production process or qualified package are re-evaluated with applicable tests defined to identify any affects changes may have on product performance. Semiconductor fabrication is a complex process. Although Maxim believes that the above testing regime is comprehensive and that it meets or exceeds industry standards, a possibility exists that failure mechanisms could elude detection. This could expose the company to liability, unforeseen customer returns, and loss of reputation.

Manufacturing

Maxim uses its own wafer fabrication and, to a small extent, silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at the Company’s facilities. As is customary in the industry, the Company ships most of its processed wafers to foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, Hong Kong, Singapore, Taiwan and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

After assembly has been completed, the majority of the assembled product is shipped to the Company’s test facilities located in Cavite, the Philippines, and Samutprakarn Province, Thailand. The Company performs about half of its wafer sort operations at its U.S. facilities and about half of its wafer sort operations at its facility located in Cavite, the Philippines, with the capacity to electronically test and laser trim the majority of the Company’s wafers. During fiscal year 2002, the Company completed the transfer of testing operations for Dallas product to the Company’s test facilities located in Cavite, the Philippines, with the exception of low volume Dallas product, which will continue to be tested in Dallas, Texas. During fiscal year 2003, approximately 90% of the testing of Dallas packaged product was performed at the Company’s test facilities located in Cavite, the Philippines.

In fiscal year 2003, the Company purchased land in Chonburi Province, Thailand. The Company plans to construct a 140,000 sq. ft. test facility on that site. Construction is expected to be completed and the test facility ready for test operations by the beginning of fiscal year 2005. When completed, the Company will relocate from its current leased site in Samutprakarn Province, Thailand. This test operation can be doubled in size when the Company needs further test capacity as demand dictates. Currently, the Company’s facilities located in Cavite, the Philippines and Samutprakarn Province, Thailand combined have enough test manufacturing and shipping space to meet the Company’s fiscal year 2004 financial plan, subject always to normal and to unforeseen challenges in meeting product demand.

Once testing has been completed, finished product from the Company’s test facility located in Samutprakarn Province, Thailand is shipped to the Company’s finished goods location at its test facility in Cavite, the Philippines. Finished product is either shipped directly from Cavite, the Philippines to customers worldwide or to other Company locations for sale to end customers or distributors.

The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. Many different process technologies are currently used for wafer fabrication of the Company’s products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits, although newer processes do utilize and require some of these facilities and equipment. In addition, hybrid products are manufactured using a complex multichip technology featuring thin-film, thick-film, laser-trimmed resistors and other active or passive components.

For the majority of these technologies, the Company relies on its fabrication facilities in San Jose, California; Beaverton, Oregon; Dallas, Texas; and, to a small extent, manufacturing subcontractors. The Company currently uses five subcontract silicon foundries that represent approximately 5% of wafer production. None of the subcontractors currently used by Maxim is affiliated with Maxim.

Most of the wafers produced in fiscal year 2003 were manufactured at one of the Company’s three wafer fabrication facilities. The Company’s wafer fabrication facility located in Dallas, Texas was originally built in 1986 and expanded in 1989, 1994 and 2001. This facility currently produces both six-inch and eight-inch wafers. The Company will be converting six-inch wafer production at this facility to eight-inch wafer production during fiscal year 2004. See Note 14 “Merger and Special Charges” of the Notes to Consolidated Financial Statements. In December 1989, the Company acquired a four-inch wafer fabrication facility in Sunnyvale, California capable of producing 3 micron Complementary Metal Oxide Semiconductor (CMOS) and bipolar products. In May 1994, the Company acquired a mixed-class wafer fabrication facility in Beaverton, Oregon capable of producing CMOS and bipolar products. In November 1997, the Company acquired a wafer fabrication facility in San Jose, California. The Company transferred production from the four-inch wafer fabrication facility in Sunnyvale to the Beaverton facility and suspended wafer production at the Sunnyvale facility in December 1998. The Beaverton, Oregon wafer fabrication facility currently manufactures six-inch wafers. The San Jose, California wafer fabrication facility currently manufactures both six-inch and eight-inch wafers. The process of converting production capacity at its San Jose, California facility from six-inch wafer production to eight-inch wafer production will be complete during the first half of fiscal year 2004. The Company anticipates it will manufacture six-inch wafers through fiscal year 2004 at this wafer fabrication facility. See “Item 2., Properties.”

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

Due to the relatively lengthy manufacturing cycle, the Company builds some of its inventory in advance of receiving orders from its customers. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some Company products and shortages of others. Such shortages can adversely affect customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely affect the Company’s financial position. Excess inventory issues can also arise when customers cancel orders. Finished products and work in process for those orders may be unsaleable. See “Item 1., Business — Trends, Risks and Uncertainties — Factors Affecting Future Operating Results.”

Sales and Marketing

In the United States and Canada, the Company sells its products through a direct sales and applications organization in nine regional sales offices and through its own and other unaffiliated distribution channels. As is customary in the industry, most domestic distributors are entitled to certain price rebates and product return privileges.

International sales are conducted by 25 Maxim sales offices, 2 sales representative organizations and 27 distributors. The Company sells in both United States dollars and various foreign currencies. A majority of the Company’s international sales are billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations. A portion of the Company’s sales from its United Kingdom, French, and German affiliates is denominated in the local currencies. The majority of the sales to customers and distributors located in Japan are denominated in yen. The Company enters into foreign currency forward contracts to protect the United States dollar value of its firm sales commitments and net monetary assets. Changes in the relative value of the dollar, however, may create pricing pressures for Maxim’s products. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company’s foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, which represent a majority of the Company’s accounts receivable at June 28, 2003, are longer than for U.S. customers. Certain major Japanese customers have payment terms that are generally well beyond payment terms extended to customers in other geographic locations. As is customary in the semiconductor industry, the Company’s domestic distributors may market products competitive with Maxim’s.

International sales accounted for approximately 67%, 66%, and 57% of net revenues in fiscal years 2003, 2002 and 2001, respectively. See Note 13 “Segment Information” of the Notes to Consolidated Financial Statements.

As of June 28, 2003, the Company’s backlog was approximately $227 million as compared to approximately $239 million at June 29, 2002. The Company includes in its backlog customer-released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, the Company’s backlog includes orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues. All of the backlog numbers have been adjusted to be net of cancellations and estimated future U.S. distribution ship and debit pricing adjustments.

The Company warrants its products to its customers generally for 12 months from shipment, but in certain cases for longer periods. Warranty expense to date has been minimal. In certain other cases, the Company warrants products to include significant liability beyond the cost of replacing the product.

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

Research and development expenses were approximately $272.3 million, $275.5 million, and $280.2 million in fiscal years 2003, 2002, and 2001 respectively.

Competition

The analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some segment of the Company’s business. Maxim’s competitors are Altera Corporation, Anadigics Inc., Analog Devices, Inc., Applied Micro Circuits Corporation, Conexant Systems Inc., Cygnal Integrated Products, Inc., Exar Corp., Fairchild Semiconductor Corp., Infineon Technologies AG, Intel Corporation’s Level One Communications, Inc. Subsidiary, Intersil Corporation, Linear Technology Corporation, Lucent Technologies, Micrel Inc., Microchip Technology Inc., Mitsubishi Corporation, Mitsui & Co. Ltd., Motorola Inc., National Semiconductor Corporation, ON Semiconductor Corporation, Philips Electronics N.V., PMC-Sierra Inc., RF Micro Devices Inc., Ricoh Company Ltd., Seiko Corporation, Semtech Corporation, STMicroelectronics N.V., Silicon Laboratories Inc., Siliconix Inc., Sipex Corporation, Skyworks Solutions, Inc., Texas Instruments Inc., Vitesse Semiconductor Corporation and others, including start-up companies. Some of Maxim’s competitors have substantially greater financial, manufacturing, and marketing resources than the Company, and some of Maxim’s competitors have greater technical resources. The Company believes it competes favorably with these corporations primarily on the basis of technical innovation, product definition, quality, price, and service. There can be no assurance that competitive factors will not adversely affect the Company’s future business.

Patents, Licenses, and Other Intellectual Property Rights

The Company relies upon both know-how and patents to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company’s products or that the confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect the Company’s interests.

The Company currently owns 429 U.S. patents and 55 foreign patents with expiration dates ranging from 2004 to 2022. In addition, the Company has applied for 77 U.S. patents, a large number of which have corresponding patent applications in multiple foreign jurisdictions. It is the Company’s policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, the Company has registered certain of its mask sets under the Semiconductor Chip Protection Act of 1984.

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

Maxim is a party to a number of licenses, including patent licenses and other licenses obtained from Tektronix in connection with its acquisition of Tektronix’s Integrated Circuit Operation in May 1994.

Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of the Company’s designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, the Company has received, and in the future may receive, notice of claims of infringement by its products on intellectual property rights of third parties. (See “Item 1., Business — Trends, Risks and Uncertainties — Intellectual Property Litigation and Claims,” and “Item 3., Legal Proceedings.”) If any such infringements were to exist, the Company might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, though the practice of offering licenses appears to be generally continuing. However, no assurance can be given that the Company will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to Maxim. In those circumstances where an acceptable license is not available, the Company would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement.

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

As of June 28, 2003, the Company had 6,202 employees.

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

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. After a period of increasing demand that extended through fiscal year 2000, the semiconductor industry, including the portions in which the Company participates, experienced dramatically decreased demand. Although some of the causes of that decrease are known, including significant excess inventories in the hands of equipment manufacturers and other potential customers, it remains unclear what all the causes may have been and whether that period of decreased demand has ended. In fiscal year 2003, Maxim achieved increases in net revenues and profit over fiscal year 2002 levels of 12.5% and 19.5%, respectively. However, Maxim’s ability to achieve future revenue growth depends on whether, and the extent to which, demand for its products increases and reflects real end user demand and whether customer cancellations and delays of outstanding orders remain small.

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

In addition, in certain markets where end-user demand may be particularly volatile and difficult to predict, such as notebook computers and cellular handsets, some Maxim customers place orders that require Maxim to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of the Company’s backlog. As a result, in any quarterly fiscal period, the Company is subject to the risk of cancellation of orders leading to a sharp fall-off of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. Because of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial. The Company routinely estimates inventory reserves required for such product. Actual results may differ from these reserve estimates, and such differences may be material to Maxim’s financial condition, gross margins, and results of operations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

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

The Company is currently in the process of upgrading and expanding certain of its wafer manufacturing capacity at its existing wafer manufacturing facilities in order to convert to eight-inch wafers and develop new processes, which are necessary for the successful entry into significantly large markets, in anticipation of increased customer demand for its products. Should the Company be unsuccessful in completing this expansion on time or should customer demand fail to increase and the Company no longer needs the additional capacity, the Company’s financial position and results of operations could be adversely impacted.

The Company manufactures approximately 95% of its wafer production requirements internally. Given the nature of the Company’s products, it would be very difficult and costly to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize one of the Company’s manufacturing facilities as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on the Company’s results of operations and financial condition.

Competition

The Company experiences intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than the Company and some of which have greater technical resources than the Company and have intellectual property rights to which the Company is not privy. To the extent that the Company’s proprietary products become more successful, competitors will offer second source products for some of those products, possibly causing some erosion of profit margins. See “Item 1., Business — Competition.”

Dependence on Independent Distributors and Sales Representatives

A significant portion of the Company’s sales is realized through independent electronics distributors and a limited portion of the Company’s sales is realized through independent sales representatives that are not under the control of the Company. Dallas Semiconductor continues to have a larger percentage of their sales through the distribution channel than the Maxim only business. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company’s products or terminate their representation of the Company. Payment terms for foreign distributors are substantially longer, either according to contract or by practice, than for U.S. customers. The Company generally requires foreign distributors to provide a letter of credit to the Company in an amount equal to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to the Company. The Company does not require letters of credit from any of its domestic distributors and is not protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect the Company’s results of operations. Termination of a significant distributor, whether at the Company’s or the distributor’s initiative, could be disruptive to the Company’s current business. If the Company were unable to find suitable replacements, terminations by significant distributors or representatives could have a material adverse impact on the Company. See “Item 1., Business — Sales and Marketing.”

Dependence on Independent Foundries, Subcontractors, Thailand Test Facility and Philippines Test and Shipping Facility

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

Maxim relies on assembly subcontractors located in the Philippines, Malaysia, Thailand, Hong Kong, Singapore, Taiwan and South Korea to separate wafers into individual integrated circuits and package them. The

Company performs wafer sort operations for about half of its wafers and final testing for about two-thirds of its products at a Philippines facility owned by the Company. During fiscal year 2002, the Company transferred a significant portion of the testing of Dallas Semiconductor product to the Company’s test facility located in Cavite, the Philippines. In the past, South Korea and the Philippines have experienced political disorders, labor disruptions, and natural disasters. Although the Company has been affected by these problems, none has materially affected the Company’s revenues or costs to date. However, similar problems in the future or more aggravated consequences of current problems, could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense. The Thailand test facility performs less than one-third of the Company’s final testing for its products but would not provide sufficient capacity to make up for a significant disruption in the Philippines test facility. Reliability problems experienced by the Company’s assemblers could cause serious problems in delivery and quality resulting in potential product liability to the Company.

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

As previously noted, once testing has been completed on the Company’s product, finished product from the Company’s test facility located in Samutprakarn Province, Thailand is shipped to the Company’s finished goods location at its test facility in Cavite, the Philippines. Finished product is either shipped directly from Cavite, the Philippines to customers worldwide or to other Company locations for sale to end customers or distributors. See “Item 1., Business — Manufacturing.” Should there be disruption for any reason to the shipping operations in Cavite, the Philippines, the Company might not be able to meet its revenue plan in the fiscal period impacted. Failure to meet the revenue plan may materially adversely impact the Company’s results of operations.

Availability and Quality of Materials, Supplies, and Subcontract Services

The semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide over time. As a result of increasing demand from semiconductor manufacturers, availability of certain basic materials and supplies, such as polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and of subcontract services, like epitaxial growth and ion implantation and assembly of integrated circuits into packages, have from time to time, over the past few years, been in short supply and may be expected to come into short supply again if overall industry demand increases in the future. Maxim devotes continuous efforts to maintain availability of all required materials, supplies, and subcontract services. However, Maxim does not have long-term agreements providing for all of these materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a materially adverse effect on Maxim’s ability to achieve its planned production.

A number of Dallas Semiconductor products, including nonvolatile Static Random Access Memory products (SRAMs), real time clocks, and iButtonTM products use components such as static memory circuits, batteries, PC boards, and crystals that are purchased from third parties. The Company anticipates that from time to time supplies of these components may not be sufficient to meet all customer requested delivery dates for products containing the components. As a result of any such shortages, future sales and earnings from products using these components could be adversely affected. Additionally, significant fluctuations in the purchase price for these components could affect gross margins for the products involved. Suppliers could also discontinue the manufacture of such purchased products or could have quality problems that could affect the Company’s ability to meet customer commitments. Quality problems experienced by suppliers could be impossible to reproduce or detect in a controlled environment, or could inadvertently not be detected by the Company’s quality control procedures. Should this occur, such defects may become part of the Company’s finished product which would ultimately be sold to customers. If such defects cause quality control problems in the manufacture of customers’ end products or cause direct or indirect damages to either the Company’s customers or the ultimate end users, the Company may be liable for increased production costs at its customers and both direct and indirect damages caused by the defective products. Such liability could have a material adverse impact on the Company’s results of operation and financial condition.

In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or fabrication equipment to a schedule or equipment performance specification that meets the Company’s requirements. Delays in delivery of equipment needed for planned growth could adversely affect the Company’s ability to achieve its manufacturing and revenue plans in the future.

Protection of Proprietary Information

The Company relies upon both know-how and patents to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company’s products or that the confidentiality agreements upon which the Company relies will be adequate to protect its interests. Other companies have obtained patents covering a variety of semiconductor designs and processes, and the Company might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are found to be valid. There can be no assurance that Maxim would be able to obtain licenses, if required, upon commercially reasonable terms. See “Item 1., Business — Patents, Licenses, and Other Intellectual Property Rights,” and “Item 1., Trends, Risks and Uncertainties — Intellectual Property Litigation and Claims.”

Intellectual Property Litigation and Claims

The Company is subject to various legal proceedings (See “Item 3., Legal Proceedings”) and other similar claims that involve possible infringement of patent or other intellectual property rights of third parties. Maxim is currently a defendant in a lawsuit brought by Linear Technology Corporation in which Linear alleges that Maxim has willfully infringed Linear Technology Corporation’s patent relating to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit. Linear Technology Corporation seeks unspecified actual and treble monetary damages and a permanent injunction against Maxim. In addition to the above, from time to time, the Company receives notices that its products or processes may be infringing the intellectual property rights of others. See “Item 1., Business — Patents, Licenses, and Other Intellectual Property Rights.”

If one or more of the Company’s products or processes were determined to infringe any such intellectual property rights, a court might enjoin the Company from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or to reengineer the Company’s products or processes in such a way as to avoid the alleged infringement. In any of those cases, there can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms or that the Company able to reengineer its products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a material portion of the Company’s products, a reduction or the elimination of the value of related inventories, and the assessment of a substantial monetary award for damages related to past sales which could have a material adverse effect on the Company’s result of operations and financial condition.

Insurance

The Company has insurance contracts with independent insurance companies that provide certain of its employees with health (medical and dental) benefits, long term disability income coverage, life insurance coverage, and fiduciary insurance coverage for employees and Company funds invested under the Employee Retirement Income and Security Act. The Company also has insurance contracts with independent insurance companies that provide coverage related to certain property insurance, employee, third party liability, worker’s compensation insurance, and automobile insurance. The Company is self-insured with respect to medical benefits for most of its domestic (United States) employees subject to stop loss insurance limitations. In addition, the Company has insurance contracts that provide officer and director liability coverage for the Company’s officers and directors. Other than the specific areas mentioned above, the Company is self-insured as it relates to most other risks and exposures. Based on management’s assessment and judgment, the Company has determined that it is more cost effective to self-insure these risks than to incur the insurance premium costs. The risks and exposures the Company self insures include, but are not limited to, fire, property and casualty, natural disaster, product defects, political risk, general liability, patent infringement, and employment issues. Should there be catastrophic loss from events such as fires, explosions, or earthquakes, among many other risks, or adverse court or similar decisions in any area in which the Company is self-insured, the Company’s financial condition, results of operations, and liquidity may be materially adversely affected. See “Item 3., Legal Proceedings.”

Customer Supply Agreements

The Company enters into contracts with certain customers whereby the Company commits to supply quantities of specified parts at a predetermined scheduled delivery date. Should the Company be unable to supply the customer with the specific part at the quantity and product quality desired at the scheduled delivery date, the customer may incur additional production costs. In addition, the customer may incur lost revenues due to a delay in receiving the parts necessary to have the end product ready for sale to its customers or due to product quality issues which may arise. Under the customer supply agreements, the Company may be liable for direct additional production costs or lost revenues. The Company tries to limit such liabilities. However, if products were not shipped on time, the Company may be liable for damages. Such liability, should it arise, may have a material adverse impact on the Company’s results of operation and financial condition.

Foreign Trade and Currency Exchange

Many of the materials and manufacturing steps in the Company’s products are supplied by foreign companies or by the Company’s operations abroad, such as its test operations in the Philippines and Thailand. Approximately 67% of the Company’s net revenues in fiscal year 2003 were from foreign customers. Accordingly, both manufacturing and sales of the Company’s products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company’s foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company’s products to foreign customers or decrease the costs of products from the Company’s foreign competitors. Although export sales are subject to government regulation, those regulations have not caused the Company significant difficulties to date. See “Item 1., Business — Manufacturing,” and “Item 1., Business — Sales and Marketing.”

Dependence on Key Personnel

The Company’s success depends to a significant extent upon the continued service of its president, John F. Gifford, its other executive officers, and key management and technical personnel, particularly its experienced engineers and business unit managers, and on its ability to continue to attract, retain, and motivate qualified personnel. The competition for such employees is intense. The loss of the services of Mr. Gifford or several of the Company’s executive officers could have a material adverse effect on the Company. In addition, there could be a material adverse effect on the Company should the turnover rates for engineers and other key personnel increase significantly or should the Company be unable to continue to attract qualified personnel.

The Company does not maintain any key person life insurance policy on any of its officers or employees.

Additional Information

Our internet address is www.maxim-ic.com. We make available, via a link to the Securities and Exchange Commission’s website, through our investor relations website located at www.maxim-ic.com/company/investor/sec.cfm, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. The Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, Maxim Integrated Products, Inc., 120 San Gabriel Drive, Sunnyvale, California 94086.

ITEM 2.    PROPERTIES

Maxim’s headquarters is located in Sunnyvale, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information as to the Company’s principal general offices and manufacturing facilities.

Owned Property Location	Use	Floor Space
Sunnyvale, California	Corporate headquarters, office space, engineering, manufacturing, administration, customer services, shipping, and other	319,000 sq. ft.
San Jose, California	Wafer fabrication, office space, and administration	80,000 sq. ft.
Chelmsford, Massachusetts	Engineering, office space, and administration	30,000 sq. ft.
Beaverton, Oregon	Wafer fabrication, engineering, office space, shipping, and administration	226,000 sq. ft.
Hillsboro, Oregon	Engineering, manufacturing, office space and administration	325,000 sq. ft.
Dallas, Texas	Dallas Semiconductor headquarters, office space, engineering, manufacturing, administration, wafer fabrication, customer service, warehousing, shipping and other	705,000 sq. ft.
Cavite, the Philippines	Manufacturing, engineering, office space, shipping, and administration	234,000 sq. ft.
Chonburi Province, Thailand	Future site for manufacturing, engineering, office space, shipping and administration	—
Leased Property Location	Use	Floor Space
Sunnyvale, California	Engineering and office space	30,000 sq. ft.
Samutprakarn Province, Thailand	Manufacturing, engineering, office space and administration	25,000 sq. ft.

In May 2003, the Company purchased 6.4 acres of land located in Chonburi Province, Thailand. The Company plans to construct a 140,000 square feet test facility on this site. Construction is expected to be completed and the test facility ready for test operations by the beginning of fiscal year 2005. Once completed, the Company will relocate from its current leased site in Samutprakarn Province, Thailand.

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

The Company expects these buildings and the contiguous land to be adequate for its business purposes through fiscal year 2004.

ITEM 3.    LEGAL PROCEEDINGS

Linear Technology Corporation vs. Maxim Integrated Products, Inc. et al., in the Federal District Court for the Northern District of California.

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

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC. The court found that the Company did not infringe any of the claims of the asserted patent. The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. LTC has appealed the decision. Maxim filed a cross-appeal in response to LTC’s appeal. Appellate briefs have been filed by both Maxim and LTC. The Company filed its Reply Brief on April 2, 2003 and its Response Brief on June 20, 2003. While the Company continues to believe the claims are without merit, no assurance can be given as to the outcome of the appeal. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company. If, however, the appellate court in the action brought by LTC were to reverse the trial court’s dismissal of the patent litigation claims brought by LTC against the Company, and were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

Qualcomm Inc. vs. Maxim Integrated Products, Inc., in the Federal District Court for the Southern District of California

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc. patents. Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003. Qualcomm recently filed a Motion for Leave to Amend the complaint to add three new transmission related patents. The Company is presently reviewing these claims and does not believe that the products in question infringe upon Qualcomm Inc. patents noted above. While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the Company’s financial condition, liquidity, or results of operation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Nasdaq National Market under the symbol “MXIM”. At June 28, 2003, there were approximately 1,680 stockholders of record of the Company’s common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2003 and 2002:

	Quarter Ended
Fiscal Year 2003	6/28/03	3/29/03	12/28/02	9/28/02
High	$41.15	$40.51	$43.38	$41.72
Low	$33.85	$30.14	$21.35	$23.54

	Quarter Ended
Fiscal Year 2002	6/29/02	3/30/02	12/29/01	9/29/01
High	$57.01	$59.35	$61.42	$51.19
Low	$35.92	$45.76	$33.40	$33.68

The Company paid $25.9 million ($0.08 per share) in cash dividends in fiscal year 2003. The Company paid no cash dividends in fiscal year 2002. In fiscal year 2001, Dallas Semiconductor paid $6.0 million ($0.02 per share) in cash dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto included elsewhere in this Report.

	Fiscal Year
	2003	2002	2001	2000	1999
	(Amounts in thousands, except per share data)
Net revenues	$1,153,219	$1,025,104	$1,576,613	$1,376,085	$1,002,849
Cost of goods sold	348,264	312,223	537,148	503,801	379,242

Gross margin	$804,955	$712,881	$1,039,465	$872,284	$623,607
Gross margin %	69.8%	69.5%	65.9%	63.4%	62.2%

Operating income	$447,036	$345,352	$445,166	$508,560	$370,158
% of net revenues	38.8%	33.7%	28.2%	37.0%	36.9%

Net income	$309,601	$259,183	$334,939	$373,083	$265,281

Earnings per share
Basic	$0.96	$0.80	$1.03	$1.18	$0.88

Diluted	$0.91	$0.73	$0.93	$1.04	$0.77

Shares used in the calculation of earnings per share
Basic	322,106	325,527	325,736	316,887	303,038

Diluted	341,253	355,821	361,620	359,548	344,360

Dividends declared per share	$0.08	$—	$0.02	$0.02	$0.02

Cash, cash equivalents and short-term investments	$1,164,007	$765,501	$1,220,352	$896,936	$710,074
Working capital	$1,348,725	$1,006,637	$1,373,715	$1,045,548	$886,697
Total assets	$2,367,962	$2,010,812	$2,430,531	$2,087,438	$1,603,122
Stockholders’ equity	$2,070,412	$1,741,151	$2,101,154	$1,719,939	$1,369,449

Net income for fiscal year 2001 included merger and special charges of $163.4 million ($0.30 diluted earnings per share). See Note 14 to the Notes to Consolidated Financial Statements for additional information on the “Merger and Special Charges.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as noted in Item 15 (a) (1).

Nature of Operations

Maxim Integrated Products, Inc. (the “Company”) designs, develops, manufactures, and markets linear and mixed-signal integrated circuits and is incorporated in the state of Delaware. The Company’s products include data converters, interface circuits, microprocessor supervisors, operational amplifiers, power supplies, multiplexers, delay lines, real-time clocks, microcontrollers, switches, battery chargers, battery management circuits, RF circuits, fiber optic transceivers, sensors, and voltage references. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales offices throughout the world. The Company’s products are sold to customers in numerous markets, including automotive, communications, consumer, data processing, industrial control, and instrumentation.

Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and require the Company to make its most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition and accounts receivable allowances, which impacts the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and selling, general and administrative expenses. These policies and the estimates and judgments involved are discussed further below. The Company has other key accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on the Company’s reported results of operations for a given period.

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

The Company must make estimates of potential future product returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of sales returns and allowances. Estimates made by the Company may differ from actual product returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. To date, the Company has not experienced material write-offs of accounts receivable due to uncollectibility.

Inventories

Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value. Because of the cyclicality of the market, inventory levels, obsolescence of technology, and product life cycles, the Company writes down inventories to net realizable value based on backlog, forecasted product demand, and historical sales levels. Backlog is subject to revisions, cancellations, and rescheduling. Actual demand and market conditions may be lower than those projected by the Company. This difference could have a material adverse effect on the Company’s gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by the Company, gross margin could be favorably impacted. During fiscal year 2002, the Company had inventory write downs of $12.5 million due to decreases in backlog and forecasted demand due to a downturn in certain industry segments (particularly telecom and information technology businesses) and the general economy. During fiscal year 2003, the Company had inventory write downs of $11.9 million due primarily to work in process and finished goods inventory manufactured in excess of forecasted demand.

The Company’s standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. The Company’s policy for recording a write down of inventory is generally to write down, at standard cost, finished goods inventory in excess of estimated demand based on backlog, historical sales levels and forecasted demand and work in process that is greater than 90 days old, which has no forecasted product demand.

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of the Company’s property, plant and equipment could differ from the Company’s estimates used in assessing the recoverability of these assets. These differences could result in additional impairment charges, which could have a material adverse impact on the Company’s results of operations.

In fiscal year 2001, the Company recorded a charge of $124.4 million for the impairment of Dallas Semiconductor wafer fabrication equipment and test equipment. The impairment charge was determined based on the difference between the fair value and the carrying value attributable to such assets. Additionally, in fiscal year 2001, the Company recorded charges of $50.4 million to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation. The charges noted above were classified as operating expenses in the consolidated statements of income.

Accounting for Income Taxes

The Company records a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made. At June 28, 2003, the Company recorded a valuation allowance against the net deferred tax asset of $109.8 million attributable to the expected tax benefits on gains to be realized from the exercise of stock options, which if and when realized, will be recorded as a credit to additional paid-in-capital.

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

Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, the Company determines whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact the Company’s results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thus favorably impacting the Company’s results of operations. See “Item 3., Legal Proceedings.”

Results of Operations

Net Revenues

The Company reported net revenues of $1,153.2 million in fiscal year 2003, a 12.5% increase from net revenues of $1,025.1 million in fiscal year 2002. Net revenue increased by 2.1% from the fourth quarter of fiscal year 2002 to the first quarter of fiscal year 2003 and remained flat during the second and third quarters of fiscal year 2003. Net revenue increased by 3.1% from the third to fourth quarter of fiscal year 2003. The increase in quarterly net revenue for fiscal year 2003 is primarily related to higher unit shipments resulting from the introduction of new proprietary products and increased order rates in the Company’s already existing proprietary and second-source products.

The Company reported net revenues of $1,025.1 million in fiscal year 2002, a 35.0% decrease from net revenues of $1,576.6 million in fiscal year 2001. This decrease was primarily related to downturns in certain industry segments (particularly telecom and information technology businesses) and in the general economy. This downturn, which began in fiscal year 2001, resulted in sequential quarter-over-quarter decreases in net revenues through the first quarter of fiscal year 2002. Order rates stabilized during the first quarter of and throughout fiscal year 2002 resulting in net revenues increasing slightly quarter-over-quarter from the second quarter through the fourth quarter of fiscal year 2002.

Approximately 67%, 66%, and 57% of the Company’s net revenues in fiscal years 2003, 2002, and 2001, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim, Europe, and Japan. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company’s results of operations for fiscal years 2003, 2002, and 2001 was immaterial.

Gross Margin

The Company’s gross margin as a percentage of net revenues was 69.8% in fiscal year 2003 compared to 69.5% in fiscal year 2002. The improvement in gross margin as a percentage of net revenues from fiscal year 2002 to fiscal year 2003 was attributable to cost saving measures implemented by the Company. These cost saving measures included, but were not limited to, salary and wage reductions, reduced headcount and reductions in certain salary related expenses. These reductions were slightly offset by revenue growth in lower margin products. Gross margins for both fiscal 2003 and fiscal 2002 were negatively impacted due to $11.9 million and $12.5 million of inventory write downs, respectively.

The Company’s gross margin as a percentage of net revenues was 69.5% in fiscal year 2002 compared to 65.9% in fiscal year 2001. The improvement in gross margin as a percentage of net revenues from fiscal year 2001 to fiscal year 2002 was attributable to lower fixed asset and inventory charges recorded during fiscal year 2002 as compared to fiscal year 2001. This was offset slightly by a decrease in the Company’s gross margin in the fourth quarter of fiscal year 2002 primarily as a result of revenue growth in lower margin products. Gross margin for fiscal year 2002 was negatively impacted by inventory write downs of $12.5 million. Gross margin for fiscal year 2001 was negatively impacted by $39.2 million recorded to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation, and inventory write downs of $39.9 million. See “Critical Accounting Policies — Inventories.”

Research and Development

Research and development expenses were $272.3 million and $275.5 million for fiscal years 2003 and 2002, respectively, which represented 23.6% and 26.9% of net revenues, respectively. The decrease in research and development expenses in absolute dollars is due to cost saving measures implemented by the Company as mentioned above.

Research and development expenses were $275.5 million and $280.2 million for fiscal years 2002 and 2001, respectively, which represented 26.9% and 17.8% of net revenues, respectively. The decrease in research and development expenses in absolute dollars was due to no fixed asset charges recorded during fiscal year 2002 as compared to fiscal year 2001. This was offset by increased headcount related expenses to continue product development to support revenue growth and increased wafer and mask expenses to support new product development. Included in research and development expenses in fiscal year 2001 was $11.2 million recorded to reduce the carrying value of equipment, that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation.

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

Selling, General and Administrative

Selling, general and administrative expenses were $85.6 million and $92.0 million in fiscal years 2003 and 2002, respectively, which represented 7.4% and 9.0% of net revenues, respectively. The decrease in selling, general and administrative expenses both in terms of absolute dollars and as a percentage of net revenues in fiscal year 2003 is primarily due to the cost saving measures implemented by the Company during fiscal year 2003 as mentioned above.

Selling, general and administrative expenses were $92.0 million and $150.6 million in fiscal years 2002 and 2001, respectively, which represented 9.0% and 9.6% of net revenues, respectively. The decrease in selling, general and administrative expenses both in terms of absolute dollars and as a percentage of net revenues in fiscal year 2002 was primarily due to lower sales representative commissions and decreased headcount related expenses due mainly to a reorganization of the combined Company’s sales organization completed in the fourth quarter of fiscal year 2001. In addition, there was a decrease of $5.5 million in charges recorded for technology licensing.

Merger and Special Charges

As a result of the merger with Dallas Semiconductor, during the fourth quarter of fiscal year 2001, the Company recorded merger costs of approximately $26.4 million. These costs consist of approximately $14.1 million intended to satisfy the change in control payments under previously existing employment contracts and other non-employee director arrangements for which there was no future economic benefit; a $5.8 million payment to be made under a change in control provision in a previously existing life insurance arrangement for which there was no future economic benefit; and $6.5 million for fees related to investment banking, legal, accounting, filings with regulatory agencies, financial printing, and other related costs. Approximately $0.1 million of the direct transaction costs were paid out of existing cash reserves in fiscal year 2003. The remaining unpaid direct transaction costs of approximately $1.6 million are related to change in control payments under previously existing employment contracts and other non-employee director arrangements that will be paid out in future periods according to the terms of the related agreement.

During the fourth quarter of fiscal year 2001, the Company recorded a special charge of $124.4 million to reduce the net book value of Dallas Semiconductor’s long-lived assets to fair value. This impairment charge resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal 2001 in combination with the Company’s intention to close Dallas Semiconductor’s 6-inch wafer manufacturing facility and dispose of the related equipment. The Company’s intention was to complete construction of a 8-inch wafer manufacturing facility located in Dallas, Texas that was under construction when the merger was consummated between the Company and Dallas Semiconductor. Once complete, the 8-inch wafer manufacturing facility will serve as Dallas Semiconductor’s primary wafer manufacturing facility. In addition, in fiscal year 2001, the Company planned to concentrate a significant portion of its test operations of the combined company at the Company’s test facilities located in the Philippines and Thailand. The Company concluded that the above facts indicated that Dallas Semiconductor’s long-lived assets might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flows analysis, an impairment charge was recorded as noted above. The Company continued construction of the 8-inch wafer manufacturing facility located in Dallas, Texas during fiscal year 2002 although at a slower pace than originally anticipated due to unforeseen complexities and resource constraints related to converting existing 6-inch processes to 8-inch processes. Construction was completed in fiscal year 2003 and the Company began manufacturing 8-inch wafers. Conversion from 6-inch wafer production to 8-inch wafer production at Dallas Semiconductor’s wafer manufacturing facilities will continue throughout fiscal year 2004. The concentration of test operations of the combined company noted above was completed in fiscal year 2002 as planned.

In addition to the above, during the fourth quarter of fiscal year 2001, the Company recorded special charges of $12.6 million to reflect the reorganization of the Company’s sales organization, purchase order cancellation fees, and the reduction in the Company’s manufacturing workforce. The above actions directly impacted employees in the Company’s sales, marketing, and manufacturing organizations. The Company terminated 137 employees and 93 employees in fiscal years 2002 and 2001, respectively, and paid $0.5 million and $2.0 million in termination benefits in fiscal years 2002 and 2001, respectively, related to the above actions.

During fiscal year 2002, the Company recorded additional special charges of $4.1 million related to additional reductions in the Company’s manufacturing workforce. These additional reductions were required to better match capacity with demand for the Company’s product. In fiscal year 2002, the Company terminated an additional 350 employees and paid an additional $4.0 million of termination benefits related to these actions, bringing the total number of employees terminated to 487 and the total termination benefits paid to $4.5 million in fiscal year 2002. In fiscal year 2003, the Company paid $0.1 million of termination benefits related to the above actions.

Based on developments that occurred during fiscal year 2002 related to the special charges recorded during the fourth quarter of fiscal year 2001, the Company revised its estimate of the reserve balance needed for purchase order cancellation fees. Based on the status of negotiations, the amount that will ultimately be paid will be approximately $4.3 million less than the amount recorded for such charges at June 30, 2001. Accordingly, the Company decreased the amount recorded for purchase order cancellation fees by $4.3 million to reflect this change in estimate. During fiscal year 2003, the Company paid $0.2 million against amounts reserved for purchase order cancellation fees leaving a remaining reserve balance for purchase order cancellation fees of $3.0 million at June 28, 2003. The Company is currently in negotiation to resolve the remaining purchase order cancellation fees. In addition to the above, at June 28, 2003, the Company has a reserve balance of $1.7 million remaining related primarily to unresolved claims that resulted from the termination of certain sales representatives.

Interest Income and Other, Net

Interest income and other, net decreased to $15.1 million in fiscal year 2003 from $41.5 million in fiscal year 2002. This decrease was due to significantly lower average interest rates combined with lower average levels of invested cash, cash equivalents, and short-term investments.

Interest income and other, net decreased to $41.5 million in fiscal year 2002 from $59.8 million in fiscal year 2001. This decrease was due to lower levels of invested cash, cash equivalents, and short-term investment combined with lower average interest rates.

Provision for Income Taxes

The effective tax rate was 33.0%, 33.0%, and 33.7% for fiscal years 2003, 2002, and 2001, respectively. The fiscal years 2003, 2002 and 2001 effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $58.5 million at June 28, 2003 is dependent primarily upon achieving future U.S. taxable income of $167 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties discussed in “Item 1., Business — Trends, Risks and Uncertainties.” An increase in the valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Inventory

During the three months ended December 28, 2002, the Company’s perpetual inventory system reported inventories approximately $2.2 million greater than the general ledger. This difference was resolved during the three months ended June 28, 2003. The reconciliation of this difference did not have a material effect on the financial condition or results of operation for the three and twelve months ended June 28, 2003.

The Company has experienced the theft of inventory at its test facility in Cavite, the Philippines. This theft of inventory did not have a material impact on the Company’s results of operation for the year ended June 28, 2003, and the Company has implemented additional control procedures to prevent and detect such theft. There can be no assurance, however, that these additional control procedures will be effective in preventing and detecting future theft and that such future theft will not have a material adverse impact on the Company’s results of operations.

Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. SFAS 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective June 30, 2002. The adoption had no impact on the Company’s financial condition, results of operation or liquidity.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability it has undertaken in issuing the guarantee. In addition, FIN 45 requires a guarantor to make disclosures of its obligations under the guarantees that a company has issued. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Maxim adopted FIN 45 in fiscal year 2003. Our adoption of FIN 45 did not have a material impact on the Company’s financial condition, results of operation or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and pro forma disclosures of SFAS 148 are effective for fiscal years ending after December 15, 2002. The pro forma disclosures of SFAS 148 are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company continues to use the intrinsic value method of accounting for stock-based employee compensation in fiscal year 2003. The adoption of SFAS 148 had no impact on the Company’s financial condition, results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 applies to all new variable interest entities existing after January 31, 2003. For variable interest entities existing prior to February 1, 2003, FIN 46 must be applied beginning July 1, 2003. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested. The Company believes the adoption of FIN 46 will not have a material impact on the Company’s financial condition, results of operation or liquidity.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company believes the adoption of SFAS 149 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics as both liabilities and assets. SFAS 150 is effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period after June 15, 2003. The adoption of SFAS 150 had no material impact on the Company’s financial condition, results of operations or liquidity.

Outlook

At the end of the fourth quarter of fiscal year 2003, backlog shippable within the next 12 months was approximately $227 million (compared to $239 million at the end of fiscal year 2002), including approximately $199 million (compared to $210 million at the end of fiscal year 2002) requested for shipment in the first quarter of fiscal year 2004. Because the Company’s backlog of orders at any point is not necessarily based on firm, noncancelable orders and because the Company’s customers do in fact routinely cancel orders for their own convenience with little notice, backlog has limited value as a predictor of future revenues.

During the fourth quarter of fiscal year 2003, bookings were approximately $313 million, a 2% increase over the previous quarter’s level of $308 million. Turns orders remained high during the fourth quarter of fiscal year

2003 at 51% of bookings (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). The Company’s customers continue to order to support near-term requirements. Turns orders received during the fourth quarter of fiscal year 2003 were $161 million. Bookings increased in Pacific Rim and were approximately flat with the third quarter of fiscal year 2003 in other geographic areas.

The fourth quarter of fiscal year 2003 results were generally consistent with the Company’s expectations. Revenues increased approximately 3% over the third quarter of fiscal year 2003. The Company forecasts that revenues will be up sequentially for the first quarter of fiscal year 2004 and that end market consumption of its products is close to its current bookings level. As of the date of the filing of this report, the Company believes that its net revenues will be higher in the first quarter of fiscal year 2004 than in the fourth quarter of fiscal year 2003, but the Company does not have sufficient visibility based on current backlog and bookings to make confident predictions for future periods.

Financial Condition

Overview

Total assets increased to $2,368.0 million at the end of fiscal year 2003, up from $2,010.8 million at the end of fiscal year 2002. The increase is primarily due to cash generated from operations of $581.8 million in fiscal 2003 and $83.7 million from employee stock option exercises and stock purchase plan purchases. This increase was offset by the repurchase of 4.5 million shares of the Company’s common stock for $153.9 million and the purchase of $84.1 million of property, plant and equipment. Net inventory declined to $121.2 million in fiscal year 2003 from $139.2 million in fiscal year 2002 due to better matching of capacity with demand. Income tax refund receivable declined to $11.2 million at the end of fiscal year 2003 from $53.2 million at the end of fiscal year 2002 primarily due to refunds received from tax authorities. Noncurrent deferred tax liabilities increased to $77.6 million at the end of fiscal year 2003 from $36.6 million at the end of fiscal year 2002 due to timing differences between tax and financial reporting.

Liquidity and Capital Resources

The Company’s primary sources of funds for fiscal years 2003, 2002, and 2001 has been from net cash generated from operating activities of approximately $581.8 million, $403.8 million, and $809.6 million, respectively. In addition, the Company received approximately $83.7 million, $109.3 million, and $114.3 million of proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan during fiscal years 2003, 2002, and 2001, respectively.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options. These tax benefits amounted to $113.5 million, $140.0 million, and $238.9 million in fiscal years 2003, 2002, and 2001, respectively.

The principal uses of funds for fiscal years 2003, 2002, and 2001 were repurchases of $153.9 million, $864.0 million, and $250.7 million of the Company’s common stock, purchases of property, plant and equipment of $84.1 million, $90.4 million, and $336.5 million and dividends paid of $25.9 million, $0 and $6.0 million, respectively.

In the past, it was the Company’s policy to reduce the dilution effect from stock options by repurchasing its common stock from time to time in amounts based on estimates of proceeds from stock option exercises and of tax benefits related to such exercises. That stock repurchase policy was discontinued in the third quarter of fiscal year 2001. During the first and second quarters of fiscal year 2002, the Company repurchased common stock in response to actions taken by the Securities and Exchange Commission following the extraordinary events of September 11, 2001. During the third and fourth quarters of fiscal year 2002 and fiscal year 2003, the Company repurchased common stock as it was determined to be a more effective use of the Company’s funds due to the relatively low investment yields currently available. The Company will continue to repurchase its common stock in fiscal year 2004. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors. See Note 15 “Common Stock Repurchases” of the Notes to Consolidated Financial Statements regarding repurchases of common stock.

The Company is subject to pending legal proceedings. See Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for information regarding pending patent litigation. Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position. If, however, the appellate court in the action brought by Linear Technology Corporation were to reverse the trial court’s dismissal of the patent litigation claims brought by Linear Technology Corporation against the Company, and were Linear Technology Corporation to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

As of June 28, 2003, the Company’s available funds consisted of $1,164.0 million in cash, cash equivalents, and highly liquid investment securities. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures and common stock repurchases, for the next twelve months.

The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligation as of June 28, 2003

(Amounts in thousands)	Fiscal Year: 2004	2005	2006	2007	2008	2009 and thereafter	Total
Contractual obligations:
Noncancellable operating leases	$2,675	$1,817	$1,281	$996	$659	$267	$7,695

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio, which includes primarily U.S. Treasury and Federal Agency debt securities. Investments mature at frequent intervals during the year, at which time the funds are available for use in the business, or for reinvestment, as cash demands dictate. The Company places its investments only in high-quality financial instruments, limits the amount invested in any one institution or instrument, and limits portfolio duration. This policy is intended to reduce default risk, market risk, and reinvestment risk. The Company does not use derivative financial instruments in its investment portfolio. The fair value of the Company’s investment portfolio and related interest income would vary by approximately $12 million by a change in market interest rates of 100 basis points, due to the primarily short-term nature of the Company’s investment portfolio. At June 28, 2003, the Company’s investment portfolio had an expected weighted average return of 1.5% (2.8% at June 29, 2002) and a weighted maturity of 440 days (147 days at June 29, 2002).

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

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities were immaterial in fiscal year 2003. The Company had forward contracts to buy and sell foreign currencies with a U.S. dollar equivalent of $60.5 million at June 28, 2003. The fair value of these contracts, which generally have maturities of less than 6 months, at June 28, 2003 was $60.9 million.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in item 15 (a) of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is properly and timely recorded, processed, summarized and reported. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report at the reasonable assurance level.

It should be noted that any control system, no matter how well designed and operated, can provide only reasonable assurance to the tested objectives. The design of any control systems is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than as follows, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

The officers of the Company, including executive officers and other Vice Presidents, are as follows:

Name	Age	Position
John F. Gifford	62	President, Chief Executive Officer and Chairman of the Board
Frederick G. Beck	65	Vice President
Tunc Doluca	45	Vice President
Laszlo V. Gal, Ph.D.	55	Vice President
Rob B. Georges	45	Vice President
Parviz Ghaffaripour	40	Vice President
Jennifer E. Gilbert	37	Vice President
Alan P. Hale	42	Vice President
Richard C. Hood	53	Vice President
Kenneth J. Huening	42	Vice President
Carl W. Jasper	47	Vice President, Chief Financial Officer and Principal Accounting Officer
Nasrollah Navid, Ph. D.	54	Vice President
Pirooz Parvarandeh	43	Vice President
Charles G. Rigg	59	Vice President
Vijay Ullal	44	Vice President

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

Mr. Hood, a founder of the Company, joined the Company in May 1983 and was promoted to Vice President in February 1997. Prior to February 1997, he served in a number of engineering and manufacturing positions.

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

Mr. Parvarandeh joined Maxim in July 1987 and was promoted to Vice President in July 1997. Prior to July 1997, he served in a number of integrated circuit development positions.

Mr. Rigg joined Maxim in August 1996 as Managing Director and General Counsel and was promoted to Vice President in April 1999. Prior to joining Maxim, he was with Ropers, Majeski, Kohn and Bentley from 1970 to 1996 where he held various positions, including director.

Mr. Ullal joined Maxim in December 1989 and was promoted to Vice President in March 1996. Prior to March 1996, he served in a number of wafer fabrication operation positions.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Performance Graph.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following are filed as part of this Report:

Page
(1) Financial Statements
Consolidated Balance Sheets at June 28, 2003 and June 29, 2002	31
Consolidated Statements of Income for each of the three years in the period ended June 28, 2003	32
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 28, 2003	33
Consolidated Statements of Cash Flows for each of the three years in the period ended June 28, 2003	34
Notes to Consolidated Financial Statements	35 – 53
Report of Ernst & Young LLP, Independent Auditors	54
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

None

(c)	Exhibits.

See attached Index to Exhibits.

(d)  Financial Statement Schedules.

The financial statement schedule required by this Item is listed under Item 15 (a), above.

CONSOLIDATED BALANCE SHEETS

	June 28, 2003	June 29, 2002
	(Amounts in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$210,841	$173,807
Short-term investments	953,166	591,694

Total cash, cash equivalents and short-term investments	1,164,007	765,501

Accounts receivable, (net of allowance for doubtful accounts of $2,607 in 2003 and $3,176 in 2002)	126,760	129,812
Inventories	121,192	139,206
Deferred tax assets	136,180	144,717
Income tax refund receivable	11,246	53,164
Other current assets	5,257	3,264

Total current assets	1,564,642	1,235,664

Property, plant and equipment, at cost, less accumulated depreciation	769,885	746,161
Other assets	33,435	28,987

TOTAL ASSETS	$2,367,962	$2,010,812
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,041	$45,284
Income taxes payable	10,900	10,633
Accrued salary and related expenses	70,468	64,321
Accrued expenses	70,926	81,606
Deferred income on shipments to distributors	21,582	27,183

Total current liabilities	215,917	229,027

Other liabilities	4,000	4,000
Deferred tax liabilities	77,633	36,634

Total liabilities	297,550	269,661

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares
Issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 324,637 in 2003 and 320,061 in 2002	325	320
Additional paid-in capital	112,172	54,935
Retained earnings	1,956,491	1,686,816
Accumulated other comprehensive income (loss)	1,424	(920)

Total stockholders’ equity	2,070,412	1,741,151

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,367,962	$2,010,812

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands, except per share data)
Net revenues	$1,153,219	$1,025,104	$1,576,613
Cost of goods sold	348,264	312,223	537,148

Gross margin	804,955	712,881	1,039,465
Operating expenses:
Research and development	272,322	275,547	280,228
Selling, general and administrative	85,597	91,982	150,622
Merger and special charges	—	—	163,449

Total operating expenses	357,919	367,529	594,299

Operating income	447,036	345,352	445,166
Interest income and other, net	15,055	41,488	59,822

Income before provision for income taxes	462,091	386,840	504,988
Provision for income taxes	152,490	127,657	170,049

Net income	$309,601	$259,183	$334,939

Earnings per share:
Basic	$0.96	$0.80	$1.03

Diluted	$0.91	$0.73	$0.93

Shares used in the calculation of earnings per share:
Basic	322,106	325,527	325,736

Diluted	341,253	355,821	361,620

Dividends declared per share	$0.08	$—	$0.02

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Total
	(Amounts in thousands)
Balance, June 24, 2000	322,439	$322	$258,092	$1,461,618	$(93)	$1,719,939
Components of comprehensive income:
Net income	—	—	—	334,939	—	334,939
Unrealized gain on forward-exchange contracts	—	—	—	—	406	406
Unrealized gain on available-for-sale investments	—	—	—	—	4,598	4,598
Total comprehensive income						339,943
Adjustments to conform fiscal year of pooled entity	(384)	—	(8,950)	(44,942)	(1,377)	(55,269)
Exercises under the Stock Option and purchase Plans	12,207	12	114,257	—	—	114,269
Repurchase of common stock	(4,026)	(4)	(250,681)	—	—	(250,685)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	238,934	—	—	238,934
Dividends declared	—	—	—	(5,977)	—	(5,977)

Balance, June 30, 2001	330,236	330	351,652	1,745,638	3,534	2,101,154
Components of comprehensive income:
Net income	—	—	—	259,183	—	259,183
Unrealized loss on forward-exchange contracts	—	—	—	—	(1,911)	(1,911)
Unrealized loss on available-for-sale investments	—	—	—	—	(2,543)	(2,543)
Total comprehensive income						254,729
Exercises under the Stock Option and purchase Plans	9,959	10	109,283	—	—	109,293
Repurchase of common stock	(20,134)	(20)	(545,987)	(318,005)	—	(864,012)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	139,987	—	—	139,987

Balance, June 29, 2002	320,061	320	54,935	1,686,816	(920)	1,741,151
Components of comprehensive income:
Net income	—	—	—	309,601	—	309,601
Unrealized gain on forward-exchange contracts	—	—	—	—	1,383	1,383
Unrealized gain on available-for-sale investments	—	—	—	—	961	961
Total comprehensive income						311,945
Exercises under the Stock Option and purchase Plans	9,047	9	83,662	—	—	83,671
Repurchase of common stock	(4,471)	(4)	(139,898)	(14,047)	—	(153,949)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	113,473	—	—	113,473
Dividends declared	—	—	—	(25,879)	—	(25,879)

Balance, June 28, 2003	324,637	$325	$112,172	$1,956,491	$1,424	$2,070,412

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Increase (Decrease) in Cash and Cash Equivalents For the Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$309,601	$259,183	$334,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	60,336	56,252	90,861
Plant and equipment charges	—	—	50,365
Charges for impairment of long-lived assets	—	—	124,432
Adjustment to conform fiscal year of pooled entity	—	—	3,608
Changes in assets and liabilities:
Accounts receivable	3,052	22,676	77,365
Inventories	18,014	23,450	(27,939)
Deferred taxes	48,404	6,404	27,385
Income tax refund receivable	41,918	(2,977)	(43,937)
Other current assets	106	4,044	7,225
Accounts payable	(3,243)	(55,637)	(3,602)
Income tax payable	113,740	132,751	163,263
Deferred income on shipments to distributors	(5,601)	(18,213)	7,428
All other accrued liabilities	(4,533)	(24,170)	(1,745)

Net cash provided by operating activities	581,794	403,763	809,648

Cash flows from investing activities:
Additions to property, plant and equipment, net	(84,060)	(90,374)	(336,545)
Other non-current assets	(4,448)	(9,587)	(4,845)
Purchases of available-for-sale securities	(1,620,085)	(1,298,660)	(1,352,264)
Proceeds from sales/maturities of available-for-sale Securities	1,259,990	1,829,588	1,037,978

Net cash provided by (used in) investing activities	(448,603)	430,967	(655,676)

Cash flows from financing activities:
Issuance of common stock	83,671	109,293	114,269
Repurchase of common stock	(153,949)	(864,012)	(250,685)
Dividends paid	(25,879)	—	(5,977)

Net cash used in financing activities	(96,157)	(754,719)	(142,393)

Net increase in cash and cash equivalents	37,034	80,011	11,579
Cash and cash equivalents:
Beginning of year	173,807	93,796	82,217

End of year	$210,841	$173,807	$93,796

Supplemental disclosures of cash flow information:
Cash paid (refunds received), net during the year for:
Income taxes	$(51,562)	$(9,106)	$21,796

NOTE 1:    NATURE OF OPERATIONS

Maxim Integrated Products, Inc. (the Company) designs, develops, manufactures, and markets linear and mixed-signal integrated circuits and is incorporated in the state of Delaware. The Company’s products include data converters, interface circuits, microprocessor supervisors, operational amplifiers, power supplies, multiplexers, delay lines, real-time clocks, microcontrollers, switches, battery chargers, battery management circuits, RF circuits, fiber optic transceivers, sensors, and voltage references. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales offices throughout the world. The Company’s products are sold to customers in numerous markets, including automotive, communications, consumer, data processing, industrial control, and instrumentation.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every sixth or seventh year will be a 53-week fiscal year. Fiscal years 2003 and 2002 were 52-week years. Fiscal year 2001 was a 53-week year. The impact of the additional week on the Company’s operating results consisted primarily of additional salary-related expenses. These additional expenses were not material.

Certain prior-year amounts in the Notes to Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

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

Currency forward contracts that are used to hedge exposure to variability in anticipated non-U.S.-dollar-denominated cash flows are designated as cash flow hedges. The maturities of these instruments are generally less than 6 months. The Company had forward contracts to buy and sell foreign currencies with a U.S. dollar equivalent of $60.5 million and $59.3 million at June 28, 2003 and June 29, 2002, respectively. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings, net during the period of change.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related derivatives. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities were immaterial in fiscal year 2003 and fiscal year 2002. The realized and unrealized amounts will fluctuate based on changes in the fair value of open contracts at the end of each reporting period.

For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the forward value of the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other income, net. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold. In fiscal year 2003, no cash flow hedges were discontinued as a result of forecasted transactions that did not occur.

Inventories

Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value. Because of the cyclicality of the market, inventory levels, obsolescence of technology, and product life cycles, the Company writes down inventories to net realizable value based on backlog, forecasted product demand, and historical sales levels. The Company’s policy for recording a write down of inventory is generally to write down, at standard cost, finished goods inventory in excess of estimated demand based on backlog, historical sales levels and forecasted demand and work in process that is greater than 90 days old, which has no forecasted product demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from 2 to 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease.

Effective June 30, 2002, the Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceed their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life is compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

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

The Company must make estimates of potential future product returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of sales returns and allowances. Estimates made by the Company may differ from actual product returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. To date, the Company has not experienced material write-offs of accounts receivable due to uncollectibility.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were $13.2 million, $16.7 million, and $22.2 million in fiscal years 2003, 2002, and 2001, respectively.

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

Employee Stock Plans

The Company accounts for its stock option and employee stock purchase plans using the intrinsic value method prescribed in Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. In addition, the Company discloses pro forma information related to its stock plans according to Financial Accounting Standards Board Statement No. 123 (SFAS 123) “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” See Note 3 “Earnings Per Share and Stock Based Compensation” and Note 11 “Employee Stock and Benefit Plans” of these Notes to Consolidated Financial Statements.

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method. See Note 3 “Earnings Per Share and Stock Based Compensation” of these Notes to Consolidated Financial Statements.

Indemnifications and Product Warranty

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of our indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid or been required to defend any indemnification claims, and accordingly, we have not accrued any amounts for our indemnification obligations. However, there can be no assurances that we will not have any future financial exposure under those indemnification obligations.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. If there is a material increase in the rate of customer claims or our estimates of probable losses relating to specifically identified warranty exposures are inaccurate, we may record a charge against future cost of sales. Warranty expense has historically been immaterial to our financial statements.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. SFAS 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective June 30, 2002. The adoption had no impact on the Company’s financial condition, results of operation or liquidity.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability it has undertaken in issuing the guarantee. In addition, FIN 45 requires a guarantor to make disclosures of its obligations under the guarantees that a company has issued. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Maxim adopted FIN 45 in fiscal year 2003. Our adoption of FIN 45 did not have a material impact on the Company’s financial condition, results of operation or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and pro forma disclosures of SFAS 148 are effective for fiscal years ending after December 15, 2002. The pro forma disclosures of SFAS 148 are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company continues to use the intrinsic value method of accounting for stock-based employee compensation in fiscal year 2003. The adoption of SFAS 148 had no impact on the Company’s financial condition, results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 applies to all new variable interest entities existing after January 31, 2003. For variable interest entities existing prior to February 1, 2003, FIN 46 must be applied beginning July 1, 2003. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested. The Company believes adoption of FIN 46 will not have a material impact on the Company’s financial condition, results of operation or liquidity.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company believes the adoption of SFAS 149 will not have a material impact on the Company’s financial condition, results of operations and liquidity.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics as both liabilities and assets. SFAS 150 is effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period after June 15, 2003. The adoption of SFAS 150 had no material impact on the Company’s financial condition, results of operations and liquidity.

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

Concentration of Other Risks

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific to the semiconductor industry and to the analog portion of that industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability of materials, supplies, machinery and equipment; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and, to a small extent, wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

NOTE 3:    EARNINGS PER SHARE AND STOCK BASED COMPENSATION

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$309,601	$259,183	$334,939

Denominator for basic earning per share	322,106	325,527	325,736
Effect of dilutive securities:
Stock options	19,147	30,294	35,884

Denominator for diluted earnings per share	341,253	355,821	361,620

Earnings per share:
Basic	$0.96	$0.80	$1.03

Diluted	$0.91	$0.73	$0.93

Approximately 38.8 million, 11.8 million, and 3.9 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for fiscal years 2003, 2002, and 2001, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

Under SFAS 148, the Company may elect to continue to account for the grant of stock options under APB Opinion 25, in which options granted with an exercise price equal to the fair market value on the date of grant do not require recognition of expense in the Company’s financial statements. Under SFAS 148, the Company is, however, required to provide pro forma disclosure regarding net income and earnings per share as if the Company had accounted for its employee stock options (including shares issued under the 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1988 Nonemployee Director Stock Option Plan, and Supplemental Nonemployee Stock Option Plan, collectively called “options”) granted subsequent to June 30, 1995, under the methodology prescribed by that statement. Since the Company has elected to account for the grant of options under APB Opinion No. 25, the following information is for disclosure purposes only.

The valuation of options granted in fiscal years 2003, 2002, and 2001 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Participation Plan
	2003	2002	2001	2003	2002	2001
Expected option holding period (in years)	4.5	4.5	4.5	0.5	0.5	0.5
Risk-free interest rate	3.0%	4.4%	5.1%	1.3%	2.2%	5.1%
Stock price volatility	0.43	0.61	0.59	0.43	0.61	0.59
Dividend yield	.46%	—	.04%	.46%	—	.04%

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate of value, in the opinion of management, the existing models do not provide a reliable single measure of the value of the options. The following is a summary of weighted average grant values generated by application of the Black-Scholes model:

	Weighted Average Grant Date Value For the Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Stock Option Plans	$10.25	$19.58	$23.86
Employee Stock Participation Plans	$6.23	$13.15	$12.29

As required under SFAS 148, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The adjusted amounts are as follows:

	For the Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Net income — as reported	$309,601	$259,183	$334,939
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	139,684	171,713	129,525

Net income — pro forma	$169,917	$87,470	$205,414

Basic earnings per share — pro forma	$0.53	$0.27	$0.63

Diluted earnings per share — pro forma	$0.50	$0.25	$0.57

NOTE 4:    BUSINESS COMBINATION

In the fourth quarter of fiscal year 2001, the Company acquired Dallas Semiconductor, a leading supplier of specialty semiconductors. The Company issued approximately 41.0 million shares of its common stock in exchange for all the outstanding common stock of Dallas Semiconductor. In addition, the Company exchanged all options to purchase Dallas Semiconductor common stock for options to purchase approximately 5.9 million shares of the Company’s common stock. The transaction was accounted for as a pooling-of-interests and qualifies as a tax-free reorganization. As a result of the acquisition, during the fourth quarter of fiscal year 2001, the Company recorded merger costs of $26.4 million. In addition, the Company recorded special charges of $137.0 million in the fourth quarter of fiscal year 2001. The special charges resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal year 2001 for Dallas Semiconductor products in combination with the Company’s plan for the utilization of Dallas Semiconductor’s long-lived assets. See “Merger and Special Charges” in Note 14 of these Notes to Consolidated Financial Statements.

All financial data of the Company presented in these financial statements was restated to include the historical financial data of Dallas Semiconductor in accordance with accounting principles generally accepted in the United States and pursuant to Regulation S-X of the Securities and Exchange Commission. Adjustments relating to deferral of income on shipments to distributors were required to conform the accounting policies of the acquired company. Both the Company and Dallas Semiconductor have sales to domestic distributors under agreements that provide for certain price rebates, allowances and return privileges. The Company defers recognition of these sales until the merchandise is sold by the domestic distributors. Dallas Semiconductor recognized these sales, which were reduced by estimated future price reductions and returns, upon shipment to domestic distributors. These adjustments reflect the conformity of Dallas Semiconductor’s accounting policies and presentation to that of the Company’s.

NOTE 5:    FINANCIAL INSTRUMENTS

Investments

In accordance with Statement of Financial Accounting Standard No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities,” the Company recorded an unrealized holding gain of $4.6 million on short-term investments at June 28, 2003 ($3.2 million at June 29, 2002). The unrealized holding gain resulted from a decline in interest rates that occurred during fiscal years 2003 and 2002. Fair market values are calculated based upon prevailing market quotes at the end of each fiscal year.

Available-for-sale investments at June 28, 2003 were as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury securities	$751,079	$4,022	—	$755,101
Federal Agency Debt securities	197,483	582	—	198,065

	$948,562	$4,604	$—	$953,166

Available-for-sale investments at June 29, 2002 were as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury securities	$271,918	$1,473	$—	$273,391
Federal Agency Debt securities	316,048	1,747	—	317,795
Municipal bonds	502	6	—	508

	$588,468	$3,226	$—	$591,694

Gross realized gains or losses for fiscal years 2003, 2002, and 2001 were immaterial. The Company’s portfolio of marketable securities by contractual maturity is as follows:

	June 28, 2003	June 29, 2002
	(Amounts in thousands)
Due in one year or less	$612,235	$591,694
Due after one year through three years	340,931	—

Total	$953,166	$591,694

Foreign exchange contracts

At June 28, 2003, and June 29, 2002, the Company held forward exchange contracts, all having maturities of less than one year, to exchange various foreign currencies for U.S. dollars in the amount of $60.5 million and $59.3 million, respectively. The table below summarizes, by currency, the notional amounts of the Company’s forward exchange contracts and net unrealized gain or loss at the end of fiscal years 2003 and 2002. The net unrealized gain or loss approximates the carrying value of these contracts.

	June 28, 2003		June 29, 2002
	Notional Amounts	Unrealized Gain (Loss)	Notional Amounts	Unrealized Gain (Loss)
	(Amounts in thousands)
Currency:
Japanese Yen	$27,622	$393	$28,162	$(1,489)
British Pound Sterling	18,203	(297)	18,137	(823)
Euro	13,627	221	12,272	(938)
Swiss Franc	1,047	34	739	(46)

	$60,499	$351	$59,310	$(3,296)

The net unrealized gain, if any, is potentially subject to market and credit risk as it represents appreciation of the hedge position over the spot exchange rates at year-end. The Company controls credit risk through credit approvals and monitoring procedures.

NOTE 6:    INVENTORIES

The components of inventories are:

	June 28, 2003	June 29, 2002
	(Amounts in thousands)
Raw material	$10,249	$12,742
Work-in-process	79,687	95,460
Finished goods	31,256	31,004

	$121,192	$139,206

NOTE 7:    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 28, 2003	June 29, 2002
	(Amounts in thousands)
Land	$56,387	$55,300
Buildings and building improvements	322,803	316,087
Machinery and equipment	1,128,356	1,060,797

	1,507,546	1,432,184
Less accumulated depreciation	(737,661)	(686,023)

	$769,885	$746,161

During fiscal year 2001, the Company recorded charges of $39.2 million to cost of goods sold and $11.2 million to research and development costs to reduce the carrying value of plant and equipment that was abandoned, no longer in use, or whose estimated useful lives were shortened, resulting in accelerated depreciation. In addition, in the fourth quarter of fiscal year 2001, the Company recorded impairment charges of $124.4 million related to the long-lived assets of Dallas Semiconductor. See Note 14 “Merger and Special Charges” of these Notes to Consolidated Financial Statements.

NOTE 8:    OTHER ASSETS

Included in Other Assets in the Condensed Consolidated Balance Sheets at June 28, 2003 is $13.4 million of 4% senior secured convertible notes resulting from amounts loaned to a privately held semiconductor company. The notes are secured by a first priority lien on, or security interest in, substantially all the assets, including intellectual property, of this company. During the three months ended June 28, 2003, this privately held semiconductor company ceased operations due to insolvency. Per the terms of the 4% senior secured convertible notes, the Company accelerated the maturity of said notes and foreclosed on its first priority lien and security interest. Subsequent to June 28, 2003, the Company acquired substantially all the assets, including intellectual property, and converted substantially all of the $13.4 million of 4% senior secured convertible notes to a long-term intangible asset which will be amortized over the estimated useful life of the associated intellectual property.

It is the Company’s intention to use the intellectual property acquired in designing and developing new products. As required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company assessed the recoverability of the intellectual property. Based on this assessment, as of June 28, 2003, the intellectual property is fully recoverable based on the projected discounted cash flows attributable to products designed and developed with this intellectual property. Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

Also included in Other Assets in the Condensed Consolidated Balance Sheets at June 28, 2003, and at June 29, 2002 are loans to employees of approximately $7.9 million and $8.9 million, respectively. These loans are collateralized primarily by employee stock options held by the respective employees. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

NOTE 9:    COMMITMENTS AND CONTINGENCIES

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

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC. The court found that the Company did not infringe any of the claims of the asserted patent. The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. LTC has appealed the decision. Maxim filed a cross-appeal in response to LTC’s appeal. Appellate briefs have been filed by both Maxim and LTC. The Company filed its reply brief on April 2, 2003 and its response brief on June 20, 2003. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company. If, however, the appellate court in the action brought by LTC were to reverse the trial court’s dismissal of the patent litigation claims brought by LTC against the Company, and were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc. patents. Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003. Qualcomm recently filed a Motion for Leave to Amend the complaint to add three new transmission related patents. The Company is presently reviewing these claims and does not believe that the products in question infringe upon Qualcomm Inc. patents noted above. While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the Company’s financial condition, liquidity, or results of operation.

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

Future annual minimum lease payments for all leased facilities are as follows:

Fiscal Year	(Amounts in thousands)
2004	$2,675
2005	1,817
2006	1,281
2007	996
2008	659
2009–2010	267
$7,695

Rent expense was approximately $3.2 million, $3.0 million, and $3.7 million in fiscal years 2003, 2002, and 2001, respectively.

NOTE 10:    COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of other comprehensive income (loss) and related tax effects were as follows:

	For the Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Change in unrealized gains (losses) on investments, net of tax of $416 in 2003, $(1,391) in 2002, and $2,618 in 2001	$961	$(2,543)	$4,598
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $716 in 2003, $(985) in 2002, and $209 in 2001	1,383	(1,911)	406
Adjustment to conform fiscal year of pooled entity	—	—	(1,377)

Other comprehensive income (loss)	$2,344	$(4,454)	$3,627

Accumulated other comprehensive income presented in the Consolidated Balance Sheets at June 28, 2003 and June 29, 2002 consists of net unrealized gains on available-for-sale investments of $3.0 million and $2.1 million, respectively, net unrealized losses on forward exchange contracts of $(0.1) million and $(1.5) million, respectively, and foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively. Foreign currency translation adjustments are not tax affected.

NOTE 11:    EMPLOYEE STOCK AND BENEFIT PLANS

Stock option and purchase plans

At June 28, 2003, the Company has reserved a total of 100,974,576 of its common shares for issuance to employees and certain others under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1983 Incentive Stock Option Plan, 1987 Employee Stock Participation Plan (ESP Plan), and Supplemental Nonemployee Stock Option Plan. Under the plans, options are generally granted at a price not less than fair market value as determined by the Board of Directors or Plan administrator at the date of grant. Subject to certain limitations, the Board of Directors or Plan administrator has authority to make grants at prices less than fair market value. Options granted under the stock option plans described above generally vest within 5 years and expire from 5 to 10 years from the date of the grant or such shorter term as may be provided in the agreement. Under the 1987 Employee Stock Participation Plan and, until April 11, 2001, the Dallas Semiconductor Stock Purchase Plan, employees of the Company could purchase shares of common stock at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. During fiscal year 2003, the Company recorded $113,473,000 of tax payable benefit on the exercise of nonqualified stock options and on disqualifying dispositions under stock plans ($139,987,000 in fiscal year 2002 and $238,934,000 in fiscal year 2001).

Information with respect to activity under the stock option plans and ESP Plan is set forth below:

		Outstanding Options
	Shares Available for Grant	Numbers of Shares	Weighted Average Price Per Share
Balance, June 24, 2000	12,058,862	83,200,978	$14.86
Adjustment to conform fiscal year of pooled entity	(2,374,944)	(941,841)	—
Shares reserved	13,607,256	—	—
Options granted	(23,022,427)	23,022,427	$46.78
Options terminated	3,789,540	(3,789,540)	$25.31
Options exercised	—	(12,206,590)	$9.44
Balance, June 30, 2001	4,058,287	89,285,434	$24.20
Shares reserved	13,200,000	—	—
Options granted	(17,948,876)	17,948,876	$39.12
Options terminated	2,730,123	(3,019,006)	$33.50
Options exercised	—	(9,959,279)	$10.27
Balance, June 29, 2002	2,039,534	94,256,025	$28.25
Shares reserved	14,000,000	—	—
Options granted	(19,432,732)	19,432,732	$28.32
Options terminated	6,132,895	(6,406,967)	$37.94
Options exercised	—	(9,046,911)	$9.73
Balance, June 28, 2003	2,739,697	98,234,879	$29.30

At June 28, 2003, 40,797,090 options to purchase shares of common stock were exercisable. Options exercisable at June 29, 2002 and June 30, 2001 were 36,116,676 and 33,070,686, respectively.

The following table summarizes information about options outstanding at June 28, 2003:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Exercisable at June 28, 2003	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 28, 2003	Weighted Average Exercise Price
$ 2.23 – $14.99	24,136,634	3.1	$9.26	22,548,199	$9.04
$15.00 – $24.99	17,908,949	6.9	$20.78	6,725,573	$19.17
$25.00 – $34.99	22,299,648	8.4	$32.73	3,239,470	$32.40
$35.00 – $44.99	17,576,845	7.9	$38.94	5,891,738	$39.36
$45.00 – $87.06	16,312,803	7.7	$53.25	2,392,110	$55.00
	98,234,879	6.6	$29.30	40,797,090	$19.64

401(k) retirement plan

The Company sponsors a 401(k) retirement plan (401(k) Plan) through Fidelity, under which full-time U.S. employees may contribute, on a pretax basis, between 1% and 20% of their total annual income from the Company, subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The administration charge of the service provider was immaterial for fiscal year 2003. Company contributions to the 401(k) Plan were $0.7 million, $2.6 million, and $3.0 million in fiscal years 2003, 2002 and 2001, respectively.

NOTE 12:    INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Federal
Current	$95,032	$118,136	$175,874
Deferred	45,685	(3,931)	(22,800)
State
Current	5,000	6,732	16,195
Deferred	2,710	1,483	(2,100)
Foreign
Current	4,063	5,292	3,313
Deferred	—	(55)	(433)

	$152,490	$127,657	$170,049

Pretax income from foreign operations was approximately $9.2 million, $17.0 million, and $9.2 million for the years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively.

The Company enjoys tax holidays with respect to its operations in Thailand and certain of its operations in the Philippines. Some of the Company’s tax holidays expired in fiscal year 2002 and some will expire in fiscal year 2004. The impact of these tax holidays was to increase net income by approximately $0.2 million ($0.0006 diluted earnings per share), $1.6 million ($0.005 diluted earnings per share), and $1.1 million ($0.003 diluted earnings per share) during fiscal years 2003, 2002, and 2001, respectively. At June 28, 2003, accumulated undistributed earnings of approximately $17.8 million are intended to be permanently reinvested outside the United States, and no federal tax has been provided on these earnings.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.3	1.5	1.8
General business credits	(1.1)	(0.5)	(1.3)
Export sales benefit	(2.5)	(2.7)	(2.5)
Other	0.3	(0.3)	0.7

	33.0%	33.0%	33.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	June 28, 2003	June 29, 2002
	(Amounts in thousand)
Deferred tax assets:
Inventory valuation and reserves	$60,164	$49,123
Distributor related accruals and sales return and allowance accruals	22,406	29,021
Deferred revenue	3,727	4,390
Accrued compensation	18,173	16,490
Net operating loss carryovers	11,751	62,546
Tax credit carryovers	98,008	79,112
Impairment charge	13,125	20,002
Other reserves and accruals not currently deductible for tax reporting	16,016	17,223
Other	6,390	13,001

Total deferred tax assets	249,760	290,908

Deferred tax liabilities:
Fixed assets cost recovery	(76,003)	(36,634)
Other	(5,451)	(4,533)

Net deferred tax assets before valuation allowance	168,306	249,741
Valuation allowance	(109,759)	(141,658)

Net deferred tax assets	$58,547	$108,083

The decrease in the valuation allowance of $31.9 million in fiscal year 2003 is primarily due to the utilization and recognition of loss carryovers attributable to stock option deductions, the benefit of which was credited to Additional paid-in capital when recognized.

The valuation allowance of $109.8 million is attributable to the tax benefits on gains realized from the exercise of stock options, and when realized, will be recorded as a credit to additional paid-in-capital. Realization of the net deferred tax assets is dependent upon the Company’s ability to generate future taxable income.

As of June 28, 2003, the Company has $11.1 million of federal net loss carryovers expiring in fiscal year 2022, foreign net operating loss carryforwards of $7.8 million expiring at various dates between fiscal year 2004 and fiscal year 2008 and various state net operating loss carryforwards with varying expiration dates.

As of June 28, 2003, the Company has $45.4 million of federal general business credit carryforwards expiring at various dates between fiscal year 2019 and fiscal year 2023, $10.3 million of other federal credit carryforwards expiring at various dates between fiscal year 2004 and fiscal year 2008, $40.2 million of state credit carryforwards with no expiration date and various other federal and state credit carryforwards with varying expiration dates.

NOTE 13:    SEGMENT INFORMATION

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

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands)
United States	$380,748	$353,126	$682,670
Europe	226,023	226,672	384,827
Pacific Rim	535,177	433,648	486,407
Rest of World	11,271	11,658	22,709

	$1,153,219	$1,025,104	$1,576,613

Net long-lived assets by geographic region were as follows:

	June 28, 2003	June 29, 2002
	(Amounts in thousands)
United States	$694,454	$681,256
Rest of World	75,431	64,905

	$769,885	$746,161

NOTE 14:    MERGER AND SPECIAL CHARGES

As a result of the merger with Dallas Semiconductor, during the fourth quarter of fiscal year 2001, the Company recorded merger costs of approximately $26.4 million. These costs consist of approximately $14.1 million intended to satisfy the change in control payments under previously existing employment contracts and other non-employee director arrangements for which there was no future economic benefit; a $5.8 million payment to be made under a change in control provision in a previously existing life insurance arrangement for which there was no future economic benefit; and $6.5 million for fees related to investment banking, legal, accounting, filings with regulatory agencies, financial printing, and other related costs. Approximately $0.1 million of the direct transaction costs were paid out of existing cash reserves in fiscal year 2003. The remaining unpaid direct transaction costs of approximately $1.6 million are related to change in control payments under previously existing employment contracts and other non-employee director arrangements that will be paid out in future periods according to the terms of the related agreement.

During the fourth quarter of fiscal year 2001, the Company recorded a special charge of $124.4 million to reduce the net book value of Dallas Semiconductor’s long-lived assets to fair value. This impairment charge resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal 2001 in combination with the Company’s intention to close Dallas Semiconductor’s 6-inch wafer manufacturing facility and dispose of the related equipment. The Company’s intention was to complete construction of a 8-inch wafer manufacturing facility located in Dallas, Texas that was under construction when the merger was consummated between the Company and Dallas Semiconductor. Once complete, the 8-inch wafer manufacturing facility will serve as Dallas Semiconductor’s primary wafer manufacturing facility. In addition, in fiscal year 2001, the Company planned to concentrate a significant portion of its test operations of the combined company at the Company’s test facilities located in the Philippines and Thailand. The Company concluded that the above facts indicated that Dallas Semiconductor’s long-lived assets might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flows analysis, an impairment charge was recorded as noted above. The Company continued construction of the 8-inch wafer manufacturing facility located in Dallas, Texas during fiscal year 2002 although at a slower pace than originally anticipated due to unforeseen complexities and resource constraints related to converting existing 6-inch processes to 8-inch processes. Construction was completed in fiscal year 2003 and the Company began manufacturing 8-inch wafers. Conversion from 6-inch wafer production to 8-inch wafer production at Dallas Semiconductor’s wafer manufacturing facilities will continue throughout fiscal year 2004. The concentration of test operations of the combined company noted above was completed in fiscal year 2002 as planned.

In addition to the above, during the fourth quarter of fiscal year 2001, the Company recorded special charges of $12.6 million to reflect the reorganization of the Company’s sales organization, purchase order cancellation fees, and the reduction in the Company’s manufacturing workforce. The above actions directly impacted employees in the Company’s sales, marketing, and manufacturing organizations. The Company terminated 137 employees and 93 employees in fiscal years 2002 and 2001, respectively, and paid $0.5 million and $2.0 million in termination benefits in fiscal years 2002 and 2001, respectively, related to the above actions.

During fiscal year 2002, the Company recorded additional special charges of $4.1 million related to additional reductions in the Company’s manufacturing workforce. These additional reductions were required to better match capacity with demand for the Company’s product. In fiscal year 2002, the Company terminated an additional 350 employees and paid an additional $4.0 million of termination benefits related to these actions, bringing the total number of employees terminated to 487 and the total termination benefits paid to $4.5 million in fiscal year 2002. In fiscal year 2003, the Company paid $0.1 million of termination benefits related to the above actions.

Based on developments that occurred during fiscal year 2002 related to the special charges recorded during the fourth quarter of fiscal year 2001, the Company revised its estimate of the reserve balance needed for purchase order cancellation fees. Based on the status of negotiations, the amount that will ultimately be paid will be approximately $4.3 million less than the amount recorded for such charges at June 30, 2001. Accordingly, the Company decreased the amount recorded for purchase order cancellation fees by $4.3 million to reflect this change in estimate. During fiscal year 2003, the Company paid $0.2 million against amounts reserved for purchase order cancellation fees leaving a remaining reserve balance for purchase order cancellation fees of $3.0 million at June 28, 2003. The Company is currently in negotiation to resolve the remaining purchase order cancellation fees. In addition to the above, at June 28, 2003, the Company has a reserve balance of $1.7 million remaining related primarily to unresolved claims that resulted from the termination of certain sales representatives.

The following table summarizes the activity related to the above actions for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001:

	Merger Costs	Impairment Charges	Severance	Purchase Order Cancellation Fees	Other	Total
	(Amounts in thousands)
Merger and special charges	$26,434	$124,432	$2,542	$7,797	$2,244	$163,449
Non-cash charges	(2,622)	(124,432)	—	—	—	(127,054)
Cash payments	(15,671)	—	(1,989)	(284)	—	(17,944)

Reserve balance at June 30, 2001	8,141	—	553	7,513	2,244	18,451
Special charges	—	—	4,097	—	—	4,097
Adjustment	141	—	—	(4,285)	47	(4,097)
Cash payments	(6,559)	—	(4,548)	—	(572)	(11,679)

Reserve balance at June 29, 2002	1,723	—	102	3,228	1,719	6,772
Cash payments	(117)	—	(102)	(189)	—	(408)

Reserve balance at June 28, 2003	$1,606	$—	$—	$3,039	$1,719	$6,364

NOTE 15:    COMMON STOCK REPURCHASES

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

Fiscal year 2003

On May 22, 2003, the Board of Directors extended the share repurchase authorization noted above to the end of the Company’s fiscal year 2004. During fiscal year 2003, the Company repurchased approximately 4.5 million shares of its common stock for $153.9 million. As of June 28, 2003, approximately 6.4 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

NOTE 16: SUBSEQUENT EVENT (UNAUDITED)

On July 23, 2003, the Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock payable on September 5, 2003 to stockholders of record on August 22, 2003.

NOTE 17:    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2003	6/28/03	3/29/03	12/28/02	9/28/02
	Unaudited
	(Amounts in thousands, except per share data)
Net revenues	$295,029	$286,232	$286,077	$285,881
Cost of goods sold	88,454	86,146	86,541	87,123

Gross margin	$206,575	$200,086	$199,536	$198,758
Gross margin %	70.0%	69.9%	69.7%	69.5%

Operating income	$118,374	$112,216	$111,095	$105,351
% of net revenues	40.1%	39.2%	38.8%	36.9%

Net income	$81,743	$77,604	$77,077	$73,177

Earnings per share
Basic	$0.25	$0.24	$0.24	$0.23

Diluted	$0.24	$0.23	$0.23	$0.22

Shares used in the calculation of earnings per share
Basic	324,821	322,905	321,199	319,498

Diluted	344,882	341,863	340,322	337,946

Dividends declared per share	$0.04	$0.02	$0.02	$—

	Quarter Ended
Fiscal Year 2002	6/29/02	3/30/02	12/29/01	9/29/01
	Unaudited
	(Amounts in thousands, except per share data)
Net revenues	$280,089	$258,481	$247,108	$239,426
Cost of goods sold	89,428	76,989	73,961	71,845

Gross margin	$190,661	$181,492	$173,147	$167,581
Gross margin %	68.1%	70.2%	70.1%	70.0%

Operating income	$96,546	$90,567	$81,723	$76,516
% of net revenues	34.5%	35.0%	33.1%	32.0%

Net income	$68,608	$66,727	$62,554	$61,294

Earnings per share
Basic	$0.21	$0.20	$0.19	$0.19

Diluted	$0.20	$0.19	$0.18	$0.17

Shares used in the calculation of earnings per share
Basic	321,273	326,228	323,897	330,711

Diluted	349,387	358,598	355,799	359,499

Dividends declared per share	$—	$—	$—	$—

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Maxim Integrated Products, Inc.

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc., as of June 28, 2003 and June 29, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxim Integrated Products, Inc., at June 28, 2003 and June 29, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
August 4, 2003

MAXIM INTEGRATED PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(Amounts in thousands)
Allowance for doubtful accounts
Year ended June 28, 2003	$3,176	$—	$569	$2,607
Year ended June 29, 2002	$3,280	$—	$104	$3,176
Year ended June 30, 2001	$2,248	$1,032	$—	$3,280

(1)	Uncollectible accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2003

                                                                            MAXIM INTEGRATED PRODUCTS, INC.

By:	/s/ Carl W. Jasper

Carl W. Jasper
Vice President, Chief Financial Officer
and Principal Accounting Officer
(For the Registrant, as Principal Financial Officer
and as Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John F. Gifford and Carl W. Jasper as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Gifford John F. Gifford	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 19, 2003

/s/ James R. Bergman James R. Bergman	Director	September 19, 2003

/s/ B. Kipling Hagopian B. Kipling Hagopian	Director	September 19, 2003

/s/ M.D. Sampels M.D. Sampels	Director	September 19, 2003

/s/ A.R. Wazzan A. R. Wazzan	Director	September 19, 2003

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Auditors

Ernst & Young LLP
San Jose, California

Registrar/Transfer Agent

EquiServe Trust Company, N.A.
Boston, Massachusetts

Corporate Headquarters

120 San Gabriel Drive
Sunnyvale, California 94086
(408) 737-7600

Stock Listing

At June 28, 2003, there were approximately 1,680 stockholders of record of the Company’s common stock. Maxim common stock is traded on the Nasdaq National Market under the symbol “MXIM”.

Annual Meeting

The annual meeting of stockholders will be on Thursday, November 13, 2003 at 11:00 a.m. at the Company’s Event Center, 433 N. Mathilda Avenue, Sunnyvale, California 94086.

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Restated Certificate of Incorporation of the Company
3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company
3.4 (3)	Amended and Restated Bylaws of the Company, as amended
4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4
10.5 (4)	Agreement between John F. Gifford and the Company, dated as of July 14, 1987, as amended and restated(A)
10.8 (5)	The Company’s Form of Indemnity Agreement(A)
10.11 (6)	The Company’s Incentive Stock Option Plan, as amended(A)
10.12 (7)	The Company’s 1987 Supplemental Stock Option Plan, as amended(A)
10.13 (7)	The Company’s Supplemental Nonemployee Stock Option Plan, as amended(A)
10.14 (8)	The Company’s 1987 Employee Stock Participation Plan, as amended(A)
10.16 (8)	The Company’s 1996 Stock Incentive Plan, as amended(A)
10.17 (8)	Dallas Semiconductor Corporation — 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder(A)
10.18 (8)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder(A)
10.19 (8)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended (A)
10.20 (8)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended (A)
10.21 (8)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended(A)
10.22 (8)	Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated May 20, 1999, as amended(A)
10.23 (8)	Employment Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated April 11, 2001 (A)
10.24 (8)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended
10.25 (8)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended(A)
10.26 (8)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)
10.27 (8)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options(A)
10.28 (8)	Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)
10.29 (8)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers(A)
21.1	Subsidiaries of the Company
23	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 57)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(2)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to the exhibit with the corresponding exhibit number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the exhibit with the corresponding exhibit number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002

(4)	Incorporated by reference to exhibit 10.7 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(5)	Incorporated by reference to exhibit 10.34 in the Company’s Registration Statement on Form S-1 (File No. 33-19561).

(6)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 27, 1998.

(8)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.