Form 10-Q
period 2003-09-27
MAXIM INTEGRATED PRODUCTS INC
filed 2003-11-06
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 27, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _________ to _________

COMMISSION FILE NO. 0-16538

MAXIM INTEGRATED PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-2896096
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
Incorporation or Organization)

120 SAN GABRIEL DRIVE,
SUNNYVALE, CALIFORNIA	94086
(Address of Principal Executive Offices)	(Zip Code)

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

           Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

           Yes ☒ No ☐

Class: Common Stock,	Outstanding at October 31, 2003
$.001 par value	328,599,280 shares

MAXIM INTEGRATED PRODUCTS, INC.

INDEX

PART I. FINANCIAL INFORMATION	Page

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 27, 2003 and June 28, 2003	3

Condensed Consolidated Statements of Income for the Three Months Ended September 27, 2003 and September 28, 2002	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 27, 2003 and September 28, 2002	5

Notes to Condensed Consolidated Financial Statements	6-13

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

CONDENSED CONSOLIDATED BALANCE SHEETS

MAXIM INTEGRATED PRODUCTS, INC.

	September 27, 2003	June 28, 2003
(Amounts in thousands)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,835	$210,841
Short-term investments	1,130,805	953,166

Total cash, cash equivalents and short-term investments	1,294,640	1,164,007

Accounts receivable, net	130,982	126,760
Inventories	115,449	121,192
Deferred tax assets	137,767	136,180
Income tax refund receivable	6,933	11,246
Other current assets	8,785	5,257

Total current assets	1,694,556	1,564,642
Property, plant and equipment, at cost, less accumulated depreciation	777,845	769,885
Other assets	32,056	33,435

TOTAL ASSETS	$2,504,457	$2,367,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,623	$42,041
Income taxes payable	9,358	10,900
Accrued salary and related expenses	76,696	70,468
Accrued expenses	71,261	70,926
Deferred income on shipments to distributors	22,669	21,582

Total current liabilities	229,607	215,917
Other liabilities	4,000	4,000
Deferred tax liabilities	81,633	77,633

Total liabilities	315,240	297,550

Commitments and contingencies
Stockholders’ equity:
Common stock	328	325
Additional paid-in capital	170,696	112,172
Retained earnings	2,017,730	1,956,491
Accumulated other comprehensive income	463	1,424

Total stockholders’ equity	2,189,217	2,070,412

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,504,457	$2,367,962

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended
	September 27, 2003	September 28, 2002
(Amounts in thousands, except per share data)	(Unaudited)
Net revenues	$310,169	$285,881
Cost of goods sold	93,028	87,123

Gross margin	217,141	198,758

Operating expenses:
Research and development	70,096	71,111
Selling, general and administrative	21,389	22,296

Total operating expenses	91,485	93,407

Operating income	125,656	105,351
Interest income, net	4,751	3,868

Income before provision for income taxes	130,407	109,219
Provision for income taxes	43,034	36,042

Net income	$87,373	$73,177

Earnings per share:
Basic	$0.27	$0.23

Diluted	$0.25	$0.22

Shares used in the calculation of earnings per share:
Basic	326,247	319,498

Diluted	347,333	337,946

Dividend declared per share	$0.08	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended
	September 27, 2003	September 28, 2002
(Amounts in thousands)	(Unaudited)
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
Net income	$87,373	$73,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	14,995	15,699
Changes in assets and liabilities:
Accounts receivable	(4,222)	(5,618)
Inventories	5,743	2,902
Deferred taxes	3,000	8,947
Income tax refund receivable	4,313	(1,179)
Other current assets	(3,988)	(1,310)
Accounts payable	7,582	2,974
Income taxes payable	33,066	28,332
Deferred income on shipments to distributors	1,087	(833)
All other accrued liabilities	6,563	2,319

Net cash provided by operating activities	155,512	125,410

Cash flows from investing activities:
Additions to property, plant and equipment	(22,955)	(38,651)
Other non-current assets	1,379	(5,297)
Purchases of available-for-sale securities	(602,833)	(371,915)
Proceeds from sales/maturities of available-for-sale securities	424,106	335,371

Net cash used in investing activities	(200,303)	(80,492)

Cash flows from financing activities:
Issuance of common stock	39,379	10,690
Repurchase of common stock	(15,460)	(68,984)
Dividends paid	(26,134)	—

Net cash used in financing activities	(2,215)	(58,294)

Net decrease in cash and cash equivalents	(47,006)	(13,376)
Cash and cash equivalents:
Beginning of period	210,841	173,807

End of period	$163,835	$160,431

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 27, 2003 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal years 2004 and 2003 are 52-week fiscal years.

NOTE 2: STOCK-BASED COMPENSATION

Under Statement of Financial Accounting Standards 148, the Company may elect to continue to account for the grant of stock options under Accounting Principal Board Opinion 25, in which options granted with an exercise price equal to the fair market value on the date of grant do not require recognition of expense in the Company’s financial statements. Under SFAS 148, the Company is, however, required to provide pro forma disclosure regarding net income and earnings per share as if the Company had accounted for its employee stock options (including shares issued under the 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1988 Nonemployee Director Stock Option Plan, and Supplemental Nonemployee Stock Option Plan, collectively called “options”) granted subsequent to June 30, 1995, under the methodology prescribed by that statement. Since the Company has elected to account for the grant of options under APB Opinion No. 25, the following information is for disclosure purposes only.

As required under SFAS 148, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	Three Months Ended
	September 27, 2003	September 28, 2002
(Amounts in thousands, except per share data)	(Unaudited)
Net income - as reported	$87,373	$73,177
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	16,141	36,012

Net income - pro forma	$71,232	$37,165

Basic earnings per share - pro forma	$0.22	$0.12

Diluted earnings per share - pro forma	$0.21	$0.11

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVENTORIES

Inventories consist of the following:

	Three Months Ended
	September 27, 2003	June 28, 2003
(Amounts in thousands)	(Unaudited)
Raw materials	$10,995	$10,249
Work-in-process	72,951	79,687
Finished goods	31,503	31,256

	$115,449	$121,192

NOTE 4: OTHER ASSETS

Included in Other Assets in the Condensed Consolidated Balance Sheets at September 27, 2003 is $11.7 million of intellectual property. During the three months ended September 27, 2003, the Company converted $13.4 million of 4% senior secured convertible notes resulting from amounts loaned to a privately held semiconductor company to a long-term intangible asset. The notes were secured by a first priority lien on, or security interest in, substantially all the assets, including intellectual property, of this company. This privately held semiconductor company ceased operations due to insolvency during fiscal year 2003. Per the terms of the 4% senior secured convertible notes, the Company accelerated the maturity of said notes and foreclosed on its first priority lien and security interest. During the three months ended September 27, 2003, the Company acquired substantially all the assets, including intellectual property, and, as noted above, converted the $13.4 million of 4% senior secured convertible notes to a long-term intangible asset which is being amortized over the remaining estimated useful life of the associated intellectual property. The Company also acquired approximately $1.3 million of cash and accounts receivable, which was offset against the 4% senior secured convertible notes.

It is the Company’s intention to use the intellectual property acquired in designing and developing new products. As required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company assessed the recoverability of the intellectual property. Based on this assessment, as of September 27, 2003, the intellectual property is fully recoverable based on the projected discounted cash flows attributable to products designed and developed with this intellectual property. Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

Also included in Other Assets in the Condensed Consolidated Balance Sheets at September 27, 2003 are loans to employees of approximately $7.5 million. These loans are collateralized primarily by employee stock options held by the respective employees. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended
	September 27, 2003	September 27, 2002
(Amounts in thousands, except per share data)	(Unaudited)
Numerator for basic earnings per share and diluted earnings per share
Net income	$87,373	$73,177

Denominator for basic earning per share	326,247	319,498
Effect of dilutive securities:
Stock options	21,086	18,448

Denominator for diluted earnings per share	347,333	337,946

Earnings per share:
Basic	$0.27	$0.23

Diluted	$0.25	$0.22

Approximately 24.9 million and 46.2 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ending September 27, 2003 and September 28, 2002, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at September 27, 2003 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income, net” in the Condensed Consolidated Statements of Income.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 27, 2003	September 28, 2002
(Amounts in thousands)	(Unaudited)
United States	$93,735	$98,254
Europe	62,395	51,205
Pacific Rim	150,702	132,158
Rest of World	3,337	4,264

	$310,169	$285,881

Net long-lived assets by geographic region were as follows:

	Three Months Ended
	September 27, 2003	June 28, 2003
(Amounts in thousands)	(Unaudited)
United States	$693,876	$694,454
Rest of World	83,969	75,431

	$777,845	$769,885

NOTE 8: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended
	September 27, 2003	September 28, 2002
(Amounts in thousands)	(Unaudited)
Change in unrealized losses on investments, net of tax of $(435) and $(357), respectively	$(653)	$(621)
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $(152) and $843, respectively	(308)	1,635

	$(961)	$1,014

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income presented in the condensed consolidated balance sheet at September 27, 2003 consists of net unrealized gains on available-for-sale investments of $2.4 million, net unrealized losses on forward exchange contracts of $(0.4) million, and foreign currency translation adjustments of $(1.5) million. Foreign currency translation adjustments are not tax affected.

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

As a result of the merger with Dallas Semiconductor, during the fourth quarter of fiscal year 2001, the Company recorded merger costs of approximately $26.4 million. These costs consist of approximately $14.1 million intended to satisfy the change in control payments under previously existing employment contracts and other non-employee director arrangements for which there was no future economic benefit; a $5.8 million payment to be made under a change in control provision in a previously existing life insurance arrangement for which there was no future economic benefit; and $6.5 million for fees related to investment banking, legal, accounting, filings with regulatory agencies, financial printing, and other related costs. Approximately $0.1 million of the direct transaction costs were paid out of existing cash reserves in fiscal year 2003. The remaining unpaid direct transaction costs of approximately $1.6 million as of September 27, 2003 are related to change in control payments under previously existing employment contracts and other non-employee director arrangements that will be paid out in future periods according to the terms of the related agreement.

During the fourth quarter of fiscal year 2001, the Company recorded a special charge of $124.4 million to reduce the net book value of Dallas Semiconductor’s long-lived assets to fair value. This impairment charge resulted from the significant decrease in demand that occurred during the fourth quarter of fiscal 2001 in combination with the Company’s intention to close Dallas Semiconductor’s 6-inch wafer manufacturing facility and dispose of the related equipment. The Company’s intention was to complete construction of a 8-inch wafer manufacturing facility located in Dallas, Texas that was under construction when the merger was consummated between the Company and Dallas Semiconductor. Once complete, the 8-inch wafer manufacturing facility will serve as Dallas Semiconductor’s primary wafer manufacturing facility. In addition, in fiscal year 2001, the Company planned to concentrate a significant portion of its test operations of the combined company at the Company’s test facilities located in the Philippines and Thailand. The Company concluded that the above facts indicated that Dallas Semiconductor’s long-lived assets might be impaired, and as required by accounting principles generally accepted in the United States, performed a cash flow analysis of the related assets. Based on the cash flows analysis, an impairment charge was recorded as noted above. The manufacturing facility located in Dallas, Texas during fiscal year 2002 although at a slower pace than originally anticipated due to unforeseen complexities and resource constraints related to converting existing 6-inch processes to 8-inch processes. Construction was completed in fiscal year 2003 and the Company began manufacturing 8-inch wafers. Conversion from 6-inch wafer production to 8-inch wafer production at Dallas Semiconductor’s wafer manufacturing facilities will continue throughout fiscal year 2004. The concentration of test operations of the combined company noted above was completed in fiscal year 2002 as planned.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Based on developments that occurred during fiscal year 2002 related to the special charges recorded during the fourth quarter of fiscal year 2001, the Company revised its estimate of the reserve balance needed for purchase order cancellation fees. Based on the status of negotiations, the amount that will ultimately be paid will be approximately $4.3 million less than the amount recorded for such charges at June 30, 2001. Accordingly, the Company decreased the amount recorded for purchase order cancellation fees by $4.3 million to reflect this change in estimate. During fiscal year 2003, the Company paid $0.2 million against amounts reserved for purchase order cancellation fees leaving a remaining reserve balance for purchase order cancellation fees of $3.0 million at September 27, 2003. The Company is currently in negotiation to resolve the remaining purchase order cancellation fees. In addition to the above, at September 27, 2003, the Company has a reserve balance of $1.7 million remaining related primarily to unresolved claims that resulted from the termination of certain sales representatives.

The following table summarizes the activity related to the above actions.

	Merger Costs	Impairment Charges	Severance	Purchase Order Cancellation Fees	Other	Total
	(Amounts in thousands)
Merger and special charges	$26,434	$124,432	$2,542	$7,797	$2,244	$163,449
Non-cash charges	(2,622)	(124,432)	—	—	—	(127,054)
Cash payments	(15,671)	—	(1,989)	(284)	—	(17,944)

Reserve balance at June 30, 2001	8,141	—	553	7,513	2,244	18,451
Special charges	—	—	4,097	—	—	4,097
Adjustment	141	—	—	(4,285)	47	(4,097)
Cash payments	(6,559)	—	(4,548)	—	(572)	(11,679)

Reserve balance at June 29, 2002	1,723	—	102	3,228	1,719	6,772
Cash payments	(117)	—	(102)	(189)	—	(408)

Reserve balance at June 28, 2003	1,606	—	—	3,039	1,719	6,364
Cash payments	(31)	—	—	—	(49)	(80)

Reserve balance at September 27, 2003	$1,575	$—	$—	$3,039	$1,670	$6,284

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: CONTINGENCIES

On June 26, 1997, a complaint was filed by Linear Technology Corporation (“LTC”) naming the Company and certain other unrelated parties as defendants. The complaint alleges that each of the defendants, including the Company, has willfully infringed, induced infringement and contributorily infringed LTC’s United States Patent 5,481,178 relating to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit, all of which has allegedly damaged LTC in an unspecified amount. The complaint further alleges that the Company’s actions have been, and continue to be, willful and deliberate and seeks a permanent injunction against the Company as well as unspecified actual and treble damages including costs, expenses, and attorneys’ fees. The Company answered the complaint on October 20, 1997, denying all of LTC’s substantive allegations and counterclaiming for a declaration that LTC’s patent is invalid and not infringed.

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC. The court found that the Company did not infringe any of the claims of the asserted patent. The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent. The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. LTC has appealed the decision. Maxim filed a cross-appeal in response to LTC’s appeal. Appellate briefs have been filed by both Maxim and LTC. The Company filed its reply brief on April 2, 2003 and its response brief on June 20, 2003. Oral arguments are scheduled for December 2003. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company. If, however, the appellate court in the action brought by LTC were to reverse the trial court’s dismissal of the patent litigation claims brought by LTC against the Company, and were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc. patents. Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003. Qualcomm recently amended the complaint to add three new transmission related patents. The Company is presently reviewing these claims. While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the Company’s financial condition, liquidity, or results of operation.

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

NOTE 11: INDEMNIFICATIONS AND PRODUCT WARRANTY

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are in effect from the date of sale of the product. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, the Company has not accrued any amounts for our indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company generally warrants its products against defects in materials and workmanship for a period of 12 months. If there is a material increase in the rate of customer claims or our estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may record a charge against future cost of sales. Warranty expense has historically been immaterial to our financial statements.

NOTE 12: COMMON STOCK REPURCHASES

In the third and the fourth quarters of fiscal year 2002, the Board of Directors authorized the Company to repurchase up to 20 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. Between the dates of such authorization and the end of the Company’s fiscal year 2003, the Company repurchased 13.9 million shares for $633.9 million under this authorization. On May 22, 2003, the Board of Directors extended the share repurchase authorization noted above to the end of the Company’s fiscal year 2004.

During the three months ended September 27, 2003, the Company repurchased approximately 0.4 million shares of its common stock for $15.5 million. As of September 27, 2003, approximately 6.1 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

NOTE 13: SUBSEQUENT EVENT

On October 24, 2003, the Company announced the purchase from Philips of its 8-inch semiconductor wafer fabrication facility located in San Antonio, Texas. The acquisition includes a 178.5-acre campus site with a sub micron 8-inch wafer fabrication facility. The purchase price for the land, building, and equipment is $40 million and will be paid in cash.

On October 28, 2003, the Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock payable on November 28, 2003 to stockholders of record on November 10, 2003.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of long-lived assets might not be fully recoverable. If facts and circumstances indicate that the carrying amount of long-lived assets might not be fully recoverable, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of long-lived assets requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of the Company’s long-lived assets could differ from the Company’s estimates used in assessing the recoverability of these assets. These differences could result in additional impairment charges, which could have a material adverse impact on the Company’s results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information obtained, combined with management’s judgment regarding all the facts and circumstances of each matter, the Company determines whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact the Company’s results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thus favorably impacting the Company’s results of operations. See Note 10 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $310.2 million and $285.9 million for the three months ended September 27, 2003 and September 28, 2002, respectively, an increase of 8.5%. The increase in net revenues for the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003 is primarily due to higher unit shipments resulting from the introduction of new proprietary products and increased order rates on the Company’s already existing proprietary and second-source products.

During the three months ended September 27, 2003 and September 28, 2002, approximately 70% and 66%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three months ended September 27, 2003 and September 28, 2002 was immaterial.

Gross Margin

Gross margin as a percentage of net revenues was 70.0% and 69.5% for the three months ended September 27, 2003 and September 28, 2002, respectively. The gross margin percentage for the three months ended September 27, 2003 as compared to the three months ended September 28, 2002 increased primarily due to cost saving measures implemented by the Company. These cost saving measures included, but were not limited to, salary and wage reductions, reduced headcount and reductions in certain salary related expenses. These reductions were slightly offset by revenue growth in lower margin products. Gross margins for the three months ended September 27, 2003 and September 28, 2002 were negatively impacted due to $2.2 million and $3.0 million of inventory write downs, respectively.

Research and Development

Research and development expenses were $70.1 million and $71.1 million for the three months ended September 27, 2003, and September 28, 2002, respectively, which represented 22.6% and 24.9% of net revenues, respectively. The decrease in research and development expenses in absolute dollars is due to cost saving measures implemented by the Company. These cost saving measures included, but were not limited to, salary and wage reductions, reduced headcount and reductions in certain salary related expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses were $21.4 million and $22.3 million for the three months ended September 27, 2003, and September 28, 2002, respectively, which represented 6.9% and 7.8% of net revenues, respectively. The decrease in selling, general, and administrative expenses in absolute dollars and as a percentage of net revenues for the three months ended September 27, 2003 as compared to the three months ended September 28, 2002 is primarily due to lower advertising and marketing costs.

Interest Income, Net

Interest income, net was $4.8 million and $3.9 million for the three months ended September 27, 2003, and September 28, 2002, respectively. This increase was due to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

Income Taxes

The effective income tax rate for the three months ended September 27, 2003 and September 28, 2002 was 33.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $56.1 million at September 27, 2003 is dependent primarily upon achieving future U.S. taxable income of $160 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. An increase in the valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Inventory

During the three months ended September 27, 2003, the Company’s perpetual inventory system reported inventories approximately $1.6 million greater than the general ledger. The Company’s balance sheet and results of operation at and for the three months ended September 27, 2003, reflect the lower general ledger inventory level. We do not believe that the reconciliation of this difference had a material effect on the financial condition or results of operation for the three months ended September 27, 2003, or will have any material effect for any future fiscal period.

In prior fiscal periods, the Company has experienced the theft of inventory at its test facility in Cavite, the Philippines. The Company has implemented control procedures to prevent and detect such theft. There can be no assurance, however, that these control procedures will be effective in preventing or detecting, in a timely manner, future theft and that such theft, when detected, will not have a material adverse impact on the Company’s results of operations. The Company’s control procedures did not detect any material theft of inventory during the three months ended September 27, 2003.

OUTLOOK

First quarter bookings were approximately $349 million, a 12% increase from the fourth quarter’s level of $313 million. Turns orders received in the quarter were $180 million, a 12% increase from the $161 million received in the prior quarter (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings increased in all geographic locations, with the largest bookings improvement in the Pacific Rim region. Eleven of the Company’s fourteen business units had a bookings increase over the previous quarter. This is the third consecutive quarter of improved books, and bookings are at their highest level since the second quarter of fiscal 2001.

First quarter ending backlog shippable within the next 12 months was approximately $252 million, including approximately $233 million requested for shipment in the second quarter of fiscal year 2004. The Company’s fourth quarter ending backlog shippable within the next 12 months was approximately $227 million, including approximately $199 million that was requested for shipment in the first quarter of fiscal year 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the three months ended September 27, 2003 were from net cash generated from operating activities of $155.5 million and proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan in the amount of $39.4 million.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options. These tax benefits amounted to $34.6 million in the three months ended September 27, 2003.

The principal uses of funds were the repurchase of 0.4 million shares of the Company’s common stock for $15.5 million, the payment of $26.1 million for dividends and the purchase of $23.0 million in property, plant and equipment. The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, dividend payments, and operations for at least the next twelve months. The Company will continue to repurchase its common stock in fiscal year 2004. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors. See Note 12 of Notes to Condensed Consolidated Financial Statements regarding the status of the Company’s common stock repurchases.

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

The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligations as of September 27, 2003

(Amounts in thousands) (Unaudited)	Fiscal Year: 2004	2005	2006	2007	2008	2009 and thereafter	Total
Contractual obligations:
Noncancellable operating leases	$1,870	$1,884	$1,283	$997	$659	$267	$6,960

On October 24, 2003, the Company announced that it has purchased from Philips its 8-inch semiconductor wafer fabrication facility in San Antonio, Texas. This will result in a cash payment of approximately $40 million. See Note 13 of Notes to Condensed Consolidated Financial Statements.

On October 28, 2003, the Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock payable on November 28, 2003 to stockholders of record on November 10, 2003. This will result in a cash payment of approximately $26 million. See Note 13 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Forward-looking statements include, without limitation, the Company’s belief that the ultimate outcome of the LTC litigation and any pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company, the Company’s belief that it is more likely than not that net deferred tax assets will be realized, the Company’s assessment of its customers’ current ordering activities and demand for products, the Company’s belief that it possesses sufficient liquidity and capital resources to fund operations for at least the next twelve months, the Company’s expectation that it will continue to repurchase its common stock in fiscal year 2004, the Company’s continuous attempts to control and reduce expenses and the Company’s intention to use the intellectual property acquired from a privately-held semiconductor company.

Actual results could differ materially from those forecasted based upon, among other things, unexpected outcomes in the Company’s pending litigation and legal proceedings, unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets, the Company incorrectly assessing customer demand, customer willingness to commit to inventories and orders, and higher than expected order cancellation levels, the Company’s ability to repurchase its common stock at favorable prices, the Company’s effectiveness in controlling and reducing expenses and the Company’s ability to use the intellectual property from a privately-held company.

In addition, future business could be adversely affected by technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market; the Company being unable to sustain its success in recruiting and retaining high-quality personnel; the Company’s success in the markets its products are introduced in; whether, and the extent to which, demand for the Company’s products increases and reflects real end-user demand; customer cancellations and delays of outstanding orders; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals; whether the Company is able to effectively and successfully manage manufacturing operations; whether the Company is able to successfully commercialize its new technologies; overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company’s semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; and other risk factors described in the Company’s filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the fiscal year ended June 28, 2003.

All forward-looking statements are based on the Company’s current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any current reports on Form 8-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

ITEM 4: CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On October 28, 2003, Maxim Integrated Prodcuts, Inc. furnished a report on Form 8-K announcing the Company’s earnings for the first quarter ended September 27, 2003, as presented in a press release dated October 28, 2003.

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2003	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

/s/ Carl W. Jasper
CARL W. JASPER
Vice President,
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer
and as Chief Accounting Officer)