Form 10-Q
period 2003-12-27
MAXIM INTEGRATED PRODUCTS INC
filed 2004-02-05
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
           Yes  ☒    No  ☐

Class: Common Stock,	Outstanding at January 28, 2004
$.001 par value	328,013,661 shares

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MAXIM INTEGRATED PRODUCTS, INC.

	Dec. 27, 2003	Jun. 28, 2003

(Amounts in thousands)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$159,789	$210,841
Short-term investments	1,169,760	953,166

Total cash, cash equivalents and short-term investments	1,329,549	1,164,007

Accounts receivable, net	133,437	126,760
Inventories	108,275	121,192
Deferred tax assets	139,491	136,180
Income tax refund receivable	6,864	11,246
Other current assets	10,478	5,257

Total current assets	1,728,094	1,564,642
Property, plant and equipment, at cost, less accumulated depreciation	833,561	769,885
Other assets	34,170	33,435

TOTAL ASSETS	$2,595,825	$2,367,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,211	$42,041
Income taxes payable	6,607	10,900
Accrued salary and related expenses	82,847	70,468
Accrued expenses	71,679	70,926
Deferred income on shipments to distributors	21,665	21,582

Total current liabilities	240,009	215,917
Other liabilities	4,000	4,000
Deferred tax liabilities	88,133	77,633

Total liabilities	332,142	297,550

Commitments and contingencies

Stockholders’ equity:
Common stock	329	325
Additional paid-in capital	174,088	112,172
Retained earnings	2,089,864	1,956,491
Accumulated other comprehensive income (loss)	(598)	1,424

Total stockholders’ equity	2,263,683	2,070,412

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,595,825	$2,367,962

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended		Six Months Ended

	Dec. 27, 2003	Dec 28, 2002	Dec. 27, 2003	Dec. 28, 2002

	(Unaudited)		(Unaudited)
(Amounts in thousands, except per share data)

Net revenues	$338,108	$286,077	$648,277	$571,958
Cost of goods sold	103,029	86,541	196,057	173,664

Gross margin	235,079	199,536	452,220	398,294

Operating expenses:
Research and development	71,211	67,196	141,307	138,307
Selling, general and administrative	22,193	21,245	43,582	43,541

Total operating expenses	93,404	88,441	184,889	181,848

Operating income	141,675	111,095	267,331	216,446
Interest income, net	5,369	3,945	10,120	7,813

Income before provision for income taxes	147,044	115,040	277,451	224,259
Provision for income taxes	48,525	37,963	91,559	74,005

Net income	$98,519	$77,077	$185,892	$150,254

Earnings per share:
Basic	$0.30	$0.24	$0.57	$0.47

Diluted	$0.28	$0.23	$0.53	$0.44

Shares used in the calculation of earnings per share:
Basic	329,188	321,199	327,718	320,349

Diluted	353,888	340,322	350,611	339,134

Dividends declared per share	$0.08	$0.02	$0.16	$0.02

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXIM INTEGRATED PRODUCTS, INC.

	Six Months Ended

	Dec. 27, 2003	Dec. 28, 2002

(Amounts in thousands)	(Unaudited)
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
Net income	$185,892	$150,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,274	30,836
Changes in assets and liabilities:
Accounts receivable	(6,677)	7,235
Inventories	12,917	11,277
Deferred taxes	8,300	(2,930)
Income tax refund receivable	4,382	(12,342)
Other current assets	(6,489)	58,138
Accounts payable	15,170	13,352
Income taxes payable	71,944	31,765
Deferred income on shipments to distributors	83	(4,371)
All other accrued liabilities	13,132	1,989

Net cash provided by operating activities	327,928	285,203

Cash flows from investing activities:
Additions to property, plant and equipment	(92,950)	(47,035)
Other non-current assets	(735)	(4,579)
Purchases of available-for-sale securities	(880,714)	(629,553)
Proceeds from sales/maturities of available-for-sale securities	662,255	455,994

Net cash used in investing activities	(312,144)	(255,173)

Cash flows from financing activities:
Issuance of common stock	101,717	40,004
Repurchase of common stock	(116,034)	(87,273)
Dividends paid	(52,519)	(6,415)

Net cash used in financing activities	(66,836)	(53,684)

Net increase (decrease) in cash and cash equivalents	(51,052)	6,346
Cash and cash equivalents:
Beginning of period	210,841	173,807

End of period	$159,789	$180,153

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 27, 2003 are not necessarily indicative of the results to be expected for the entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June.  Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year.  Fiscal years 2004 and 2003 are 52-week fiscal years.

NOTE 2: STOCK-BASED COMPENSATION

Under Statement of Financial Accounting Standards 148 (SFAS 148), the Company may elect to continue to account for the grant of stock options under Accounting Principal Board (APB) Opinion 25, in which options granted with an exercise price equal to the fair market value on the date of grant do not require recognition of expense in the Company’s financial statements. Under SFAS 148, the Company is, however, required to provide pro forma disclosure regarding net income and earnings per share as if the Company had accounted for its employee stock options (including shares issued under the 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1988 Nonemployee Director Stock Option Plan, and Supplemental Nonemployee Stock Option Plan, collectively called “options”) granted subsequent to June 30, 1995, under the methodology prescribed by that statement. Since the Company has elected to account for the grant of options under APB Opinion No. 25, the following information is for disclosure purposes only.

As required under SFAS 148, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	Three Months Ended		Six Months Ended

	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

(Amounts in thousands, except per share data)	(Unaudited)		(Unaudited)

Net income - as reported	$98,519	$77,077	$185,892	$150,254
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(38,391)	(27,584)	(54,532)	(63,596)

Net income - pro forma	60,128	49,493	131,360	86,658

Basic earnings per share -pro forma	$0.18	$0.15	$0.40	$0.27

Diluted earnings per share -pro forma	$0.17	$0.15	$0.37	$0.26

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVENTORIES

Inventories consist of the following:

	Dec. 27, 2003	Jun. 28, 2003

(Amounts in thousands)	(Unaudited)

Raw materials	$10,027	$10,249
Work-in-process	70,137	79,687
Finished goods	28,111	31,256

	$108,275	$121,192

NOTE 4: OTHER ASSETS

Included in Other Assets in the Condensed Consolidated Balance Sheets at December 27, 2003 is $11.4 million of intellectual property.  During the six months ended December 27, 2003, the Company converted $13.4 million of  4% senior secured convertible notes resulting from amounts loaned to a privately held semiconductor company to a long-term intangible asset.  The notes were secured by a first priority lien on, or security interest in, substantially all the assets, including intellectual property, of this company.  This privately held semiconductor company ceased operations due to insolvency during fiscal year 2003.  Per the terms of the 4% senior secured convertible notes, the Company accelerated the maturity of said notes and foreclosed on its first priority lien and security interest. During the six months ended December 27, 2003, the Company acquired substantially all the assets, including intellectual property, and, as noted above, converted the $13.4 million of 4% senior secured convertible notes to a long-term intangible asset which is being amortized over the remaining estimated useful life of the associated intellectual property.  The Company also acquired approximately $1.3 million of cash and accounts receivable, which was offset against the 4% senior secured convertible notes.

It is the Company’s intention to use the intellectual property acquired in designing and developing new products.  As required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company assessed the recoverability of the intellectual property.  Based on this assessment, as of December 27, 2003, the intellectual property is fully recoverable based on the projected discounted cash flows attributable to products designed and developed with this intellectual property.  Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

Also included in Other Assets in the Condensed Consolidated Balance Sheets at December 27, 2003 are loans to employees of approximately $7.2 million. These loans are collateralized primarily by employee stock options held by the respective employees. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

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

	Three Months Ended		Six Months Ended

	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

(Amounts in thousands, except per share data)	(Unaudited)		(Unaudited)
Numerator for basic earnings per share and diluted earnings per share
Net income	$98,519	$77,077	$185,892	$150,254

Denominator for basic earning per share	329,188	321,199	327,718	320,349
Effect of dilutive securities:
Stock options	24,700	19,123	22,893	18,785

Denominator for diluted earnings per share	353,888	340,322	350,611	339,134

Earnings per share:
Basic	$0.30	$0.24	$0.57	$0.47

Diluted	$0.28	$0.23	$0.53	$0.44

Approximately 9.6 million and 44.4 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ending December 27, 2003 and December 28, 2002, respectively.  Approximately 17.3 million and 45.3 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the six months ending December 27, 2003 and December 28, 2002, respectively.  These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at December 27, 2003 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months.  Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.  Interest earned on securities is included in “Interest income, net” in the Condensed Consolidated Statements of Income.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended

	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

(Amounts in thousands)	(Unaudited)		(Unaudited)

United States	$99,711	$94,252	$193,446	$192,507
Europe	63,518	55,158	125,913	106,363
Pacific Rim	170,748	135,001	321,450	267,158
Rest of World	4,131	1,666	7,468	5,930

	$338,108	$286,077	$648,277	$571,958

Net long-lived fixed assets by geographic region were as follows:

	Dec. 27, 2003	June 28, 2003

(Amounts in thousands)	(Unaudited)

United States	$745,755	$694,454
Rest of World	87,806	75,431

	$833,561	$769,885

NOTE 8: COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts.  The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Six Months Ended

	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

(Amounts in thousands)	(Unaudited)		(Unaudited)

Change in unrealized gains (losses) on investments, net of tax of $(257), $446, $(692) and $89, respectively	$(520)	$808	$(1,173)	$187
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $(267), $(114), $(419) and $729, respectively	(541)	(227)	(849)	1,408

Other comprehensive income (loss)	$(1,061)	$581	$(2,022)	$1,595

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss) presented in the condensed consolidated balance sheet at December 27, 2003 and June 28, 2003 consists of net unrealized gains on available-for-sale investments of $1.9 million and $3.0 million, respectively, net unrealized losses on forward exchange contracts of $(1.0) million and $(0.1) million, respectively, and foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively.  Foreign currency translation adjustments are not tax affected.

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

As a result of the merger with Dallas Semiconductor, during the fourth quarter of fiscal year 2001, the Company recorded merger costs of approximately $26.4 million. These costs consist of approximately $14.1 million intended to satisfy the change in control payments under previously existing employment contracts and other non-employee director arrangements for which there was no future economic benefit; a $5.8 million payment to be made under a change in control provision in a previously existing life insurance arrangement for which there was no future economic benefit; and $6.5 million for fees related to investment banking, legal, accounting, filings with regulatory agencies, financial printing, and other related costs.  Approximately $0.1 million of the direct transaction costs were paid out of existing cash reserves in fiscal year 2003.  The remaining unpaid direct transaction costs of approximately $1.6 million as of December 27, 2003 are related to change in control payments under previously existing employment contracts and other non-employee director arrangements that will be paid out in future periods according to the terms of the related agreement.

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

Based on developments that occurred during fiscal year 2002 related to the special charges recorded during the fourth quarter of fiscal year 2001, the Company revised its estimate of the reserve balance needed for purchase order cancellation fees.  Based on the status of negotiations, the amount that will ultimately be paid will be approximately $4.3 million less than the amount recorded for such charges at June 30, 2001.  Accordingly, the Company decreased the amount recorded for purchase order cancellation fees by $4.3 million to reflect this change in estimate.  During fiscal year 2003, the Company paid $0.2 million against amounts reserved for purchase order cancellation fees leaving a remaining reserve balance for purchase order cancellation fees of $3.0 million at December 27, 2003.  In addition to the above, at December 27, 2003, the Company has a reserve balance of $1.4 million remaining related primarily to unresolved claims that resulted from the termination of certain sales representatives.

The following table summarizes the activity related to the above actions.

	Merger Costs	Impairment Charges	Severance	Purchase Order Cancellation Fees	Other	Total

	(Amounts in thousands)
Merger and special charges	$26,434	$124,432	$2,542	$7,797	$2,244	$163,449
Non-cash charges	(2,622)	(124,432)	—	—	—	(127,054)
Cash payments	(15,671)	—	(1,989)	(284)	—	(17,944)

Reserve balance at June 30, 2001	8,141	—	553	7,513	2,244	18,451
Special charges	—	—	4,097	—	—	4,097
Adjustment	141	—	—	(4,285)	47	(4,097)
Cash payments	(6,559)	—	(4,548)	—	(572)	(11,679)

Reserve balance at June 29, 2002	1,723	—	102	3,228	1,719	6,772
Cash payments	(117)	—	(102)	(189)	—	(408)

Reserve balance at June 28, 2003	1,606	—	—	3,039	1,719	6,364
Cash payments	(61)	—	—	—	(277)	(338)

Reserve balance at December 27, 2003	$1,545	$—	$—	$3,039	$1,442	$6,026

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

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC.  The court found that the Company did not infringe any of the claims of the asserted patent. The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent.  The court found that the Company’s remaining summary judgment motions were rendered moot by its noninfringement ruling. LTC has appealed the decision. Maxim filed a cross-appeal in response to LTC’s appeal. Appellate briefs have been filed by both Maxim and LTC. The Company filed its reply brief on April 2, 2003 and its response brief on June 20, 2003.  Oral arguments were heard in December 2003.   The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company.  If, however, the appellate court in the action brought by LTC were to reverse the trial court’s dismissal of the patent litigation claims brought by LTC against the Company, and were LTC to prevail in its claims against the Company, the Company’s operating results could be materiallyadversely affected.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into contracts with certain customers whereby the Company commits to supply quantities of specified parts at a predetermined scheduled delivery date.  Should the Company be unable to supply the customer with the specified part at the quantity and product quality desired at the scheduled delivery date, the customer may incur additional production costs.  In addition, the customer may incur lost revenues due to delay in receiving the parts necessary to have the end product ready for sale to its customers or due to product quality issues which may arise.  Under the customer supply agreements, the Company may be liable for direct additional production costs or lost revenues.  The Company tries to limit such liabilities.  However, if products were not shipped on time, the Company may be liable for damages. Such liability, should it arise, may have a material adverse impact on the Company’s results of operations and financial condition.

The Company’s standard terms and conditions of sale warrant products to be free from defects in warranty and labor for a period of 12 months from date of sale, with the Company’s liability being limited to repair or replacement of defective product.  In some cases, the Company has negotiated special liability terms or is subject to laws of other jurisdictions which increase the warranty period and/or the liability for defective product to include direct and consequential damages.  In many of these cases, the Company has negotiated a cap on the liability exposure of the Company.

As noted above, the Company generally warrants its products against defects in materials and workmanship for a period of 12 months with longer periods for certain customers.  If there is a material increase in the rate of customer claims or our estimates of probable losses relating to specifically identified warranty exposure are inaccurate, the Company may record a charge against future cost of sales.  Warranty expense has historically been immaterial to our financial statements.

NOTE 12: COMMON STOCK REPURCHASES

In the third and the fourth quarters of fiscal year 2002, the Board of Directors authorized the Company to repurchase up to 20 million shares of the Company’s common stock from time to time at the discretion of the Company’s management.  Between the dates of such authorization and the end of the Company’s fiscal year 2003, the Company purchased 13.9 million shares for $633.9 million under this authorization. On May 22, 2003, the Board of Directors extended the share repurchase authorization noted above to the end of the Company’s fiscal year 2004.

During the six months ended December 27, 2003, the Company repurchased approximately 2.4 million shares of its common stock for $116.0 million.  As of December 27, 2003, approximately 4.0 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

NOTE 13: NEW ACCOUNTING PRONOUNCEMENT

In December 2003, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 132 (SFAS 132) (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106”. SFAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS 132 retains the disclosure requirements contained in the original FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information needs to be provided separately for pension plans and for other postretirement benefit plans. SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans is effective for fiscal years ending after June 15, 2004. Disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004. Disclosure of information for nonpublic entities is effective for fiscal years ending after June 15, 2004. The Company believes the adoption of SFAS 132 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

NOTE 14: SUBSEQUENT EVENT

On January 26, 2004, the Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock payable on March 1, 2004 to stockholders of record on February 16, 2004.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $338.1 million and $286.1 million for the three months ended December 27, 2003 and December 28, 2002, respectively, an increase of 18.2%.  Net revenues were $648.3 million and $572.0 million for the six months ended December 27, 2003 and December 28, 2002, respectively, an increase of 13.3%. The increase in net revenues for both the three and six months ended December 27, 2003 as compared to the three and six months ended December 28, 2002 is primarily due to higher unit shipments resulting from the introduction of new proprietary products and increased order rates on the Company’s already existing proprietary and second-source products.

During the three months ended December 27, 2003 and December 28, 2002, approximately 71% and 67%, respectively, of net revenues were derived from customers outside of the United States.  During the six months ended December 27, 2003 and December 28, 2002, approximately 70% and 66%, respectively, of net revenues were derived from customers outside of the United States.  While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies.  The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three and six months ended December 27, 2003 and December 28, 2002 was immaterial.

Gross Margin

Gross margin as a percentage of net revenues was 69.5% and 69.7% for the three months ended December 27, 2003 and December 28, 2002, respectively.  The gross margin percentage for the three months ended December 27, 2003 as compared to the three months ended December 28, 2002 decreased primarily due to start up costs at the Company’s newly acquired wafer fabrication facility in San Antonio, Texas. Gross margins for the three months ended December 28, 2002 was negatively impacted due to $3.0 million of inventory write downs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Gross margin as a percentage of net revenues was 69.8% and 69.6% for the six months ended December 27, 2003 and December 28, 2002, respectively.  The gross margin percentage for the six months ended December 27, 2003 as compared to the six months ended December 28, 2002 increased primarily due to cost saving measures implemented by the Company. These cost saving measures included, but were not limited to, salary and wage reductions, reduced headcount and reductions in certain salary related expenses.  These reductions were slightly offset by start up costs at the Company’s newly acquired wafer fabrication facility in San Antonio, Texas. Gross margins for the six months ended December 27, 2003 and December 28, 2002 were negatively impacted due to $2.2 million and $6.0 million of inventory write downs, respectively.

Research and Development

Research and development expenses were $71.2 million and $67.2 million for the three months ended December 27, 2003, and December 28, 2002, respectively, which represented 21.1% and 23.5% of net revenues, respectively.  The increase in research and development expenses in absolute dollars is due to the result of hiring additional engineers and increased salary related expenses.

Research and development expenses were $141.3 million and $138.3 million for the six months ended December 27, 2003, and December 28, 2002, respectively, which represented 21.8% and 24.2% of net revenues, respectively.  The increase in research and development expenses in absolute dollars is due to the result of hiring additional engineers and increased salary related expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses were $22.2 million and $21.2 million for the three months ended December 27, 2003, and December 28, 2002, respectively, which represented 6.6% and 7.4% of net revenues, respectively.  The increase in selling, general, and administrative expenses in absolute dollars for the three months ended December 27, 2003 as compared to the three months ended December 28, 2002 is primarily due to increased headcount related expenses. This increase is slightly offset by lower advertising and marketing costs.

Selling, general and administrative expenses were $43.6 million and $43.5 million for the six months ended December 27, 2003, and December 28, 2002, respectively, which represented 6.7% and 7.6% of net revenues, respectively.  The selling, general, and administrative expenses in absolute dollars remain relatively unchanged for the six months ended December 27, 2003 as compared to the six months ended December 28, 2002.

Interest Income, Net

Interest income, net was $5.4 million and $10.1 million for the three and six months ended December 27, 2003, respectively, compared to $3.9 million and $7.8 million for the three and six months ended December 28, 2002, respectively.  The increase in interest income, net for three and six months ended December 27, 2003 as compared to the three and six months ended December 28, 2002 is due to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Income Taxes

The effective income tax rate for the three and six months ended December 27, 2003 and December 28, 2002 was 33.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $51.4 million at December 27, 2003 is dependent primarily upon achieving future U.S. taxable income of $147 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income.  Levels of future taxable income are subject to the various risks and uncertainties as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.  An increase in the valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Inventory

In prior fiscal periods, the Company has experienced the theft of inventory at its test facility in Cavite, the Philippines. The Company has implemented control procedures to prevent and detect such theft. There can be no assurance, however, that these control procedures will be effective in preventing or detecting, in a timely manner, future theft and that such theft, when detected, will not have a material adverse impact on the Company’s results of operations. The Company’s control procedures did not detect any material theft of inventory during the six months ended December 27, 2003.

Recently Issued Accounting Pronouncement

In December 2003, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 132 (SFAS 132) (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106”. SFAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS 132 retains the disclosure requirements contained in the original FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information needs to be provided separately for pension plans and for other postretirement benefit plans. SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans is effective for fiscal years ending after June 15, 2004. Disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004. Disclosure of information for nonpublic entities is effective for fiscal years ending after June 15, 2004. The Company believes the adoption of SFAS 132 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

OUTLOOK

Second quarter net bookings were approximately $417 million, a 19% increase over the previous quarter’s level of $349 million. Turns orders received in the quarter were $192 million, a 7% increase over the $180 million received in the prior quarter (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings increased by more than 10% in all geographic regions, and eleven of the Company’s fourteen business units had a significant increase in bookings over the first quarter’s level. Bookings exceeded the Company’s expectation for the second quarter of fiscal 2004, with both Maxim and Dallas Semiconductor bookings up approximately 19% over the first quarter of fiscal 2004’s level. Bookings growth was particularly strong for the Company’s integrated circuits that have industrial applications and for the Company’s traditional analog and mixed signal products that serve a very broad market. Bookings from Automatic Test Equipment (ATE) customers picked up significantly after so many quarters of sluggish performance. The Company believes that the ATE market will continue to improve during calendar 2004, as semiconductor companies increase their capacity and add equipment.

Second quarter ending backlog shippable within the next 12 months was approximately $327 million, including approximately $293 million requested for shipment in the third quarter of fiscal year 2004. The Company’s first quarter ending backlog shippable within the next 12 months was approximately $252 million, including approximately $233 million that was requested for shipment in the second quarter of fiscal year 2004.

The Company believes that there could be a shortage of foundry capacity for high-frequency chip production in the next six months. With the Company’s installed in-house capacity plus the newly acquired capacity in San Antonio, Texas, Maxim has the capacity to meet its customers’ revised and increased product and schedule requirements in most areas. Based on the current estimates for demand over the next two quarters, the Company has accelerated its schedule for production in San Antonio to the first quarter of fiscal 2005, which is approximately nine months earlier than the Company had originally planned.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the six months ended December 27, 2003 were from net cash generated from operating activities of $327.9 million and proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan in the amount of $101.7 million.  Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options.  These tax benefits amounted to $76.3 million in the six months ended December 27, 2003.

The principal uses of funds were the repurchase of 2.4 million shares of the Company’s common stock for $116.0 million, the payment of $52.5 million for dividends and the purchase of $93.0 million in property, plant and equipment.  Included in the purchase of property, plant and equipment, $40.5 million was for the payment of the Company’s newly acquired fabrication facility in San Antonio, Texas.  The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, dividend payments, and operations for at least the next twelve months.  The Company plans to continue to repurchase its common stock in fiscal year 2004.  The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors.  See Note 12 of Notes to Condensed Consolidated Financial Statements regarding the status of the Company’s common stock repurchases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligations as of December 27, 2003:

(Amounts in thousands) (Unaudited)	Fiscal Year: 2004	2005	2006	2007	2008	2009 and thereafter	Total

Contractual obligations:
Noncancellable operating leases	$1,270	$2,093	$1,430	$1,071	$685	$286	$6,835

On January 26, 2004, the Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock payable on March 1, 2004 to stockholders of record on February 16, 2004.  This will result in a cash payment of approximately $26.5 million.  See Note 14 of Notes to Condensed Consolidated Financial Statements.

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

Forward-looking statements include, without limitation, the Company’s intention to use the intellectual property acquired from a privately-held semiconductor company, the Company’s intention to convert 6-inch to 8-inch wafer production at Dallas Semiconductor’s manufacturing facilities throughout fiscal 2004, the Company’s belief that the ultimate outcome of the LTC litigation and any pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company, the Company’s belief that it is more likely than not that net deferred tax assets will be realized, the Company’s belief that it possesses sufficient liquidity and capital resources to fund operations for at least the next twelve months, the Company’s assessment of its customers’ current ordering activities and demand for products, the Company’s expectation that it will continue to purchase its common stock in fiscal year 2004, the Company’s continuous attempts to control and reduce expenses, the Company’s belief that the ATE market will continue to improve during calendar 2004 and that there could be a shortage of foundry capacity for high-frequency chip production and the Company’s plan to have its San Antonio facility in production in the first quarter of fiscal 2005

Actual results could differ materially from those forecasted based upon, among other things, the Company’s inability to use the intellectual property from a privately-held company, delays in conversion from 6-inch to 8-inch wafer production at Dallas Semiconductor’s manufacturing facilities, the inability to supply high frequency wafer requirements if the Company is not able to convert from 6-inch to 8-inch wafer production, unexpected outcomes in the Company’s pending litigation and legal proceedings, unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets, the Company incorrectly assessing liquidity and capital resources, customer demand, customer willingness to commit to inventories and orders, and higher than expected order cancellation levels, the Company’s ability to repurchase its common stock at favorable prices, the Company’s effectiveness in controlling and reducing expenses, the Company incorrectly assessing that the ATE market will continue to improve during calendar 2004, the Company’s incorrectly assessing that there could be a shortage of foundry capacity for high-frequency chip production, and unexpected delays in preparing its San Antonio facility for production.

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

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 13, 2003.  The following proposals were voted on by the Company’s Stockholders and results obtained thereon:

Proposal 1: Election of Directors

The following directors were elected as directors by the votes indicated:

Nominee	Votes in Favor	Votes Withheld

James R. Bergman	276,239,112	23,776,918
John F. Gifford	216,573,506	83,442,524
B. Kipling Hagopian	276,278,994	23,737,036
M.D. Sampels	289,511,815	10,504,215
A.R. Frank Wazzan	276,261,326	23,754,704

Proposal 2: Ratification and approval of amendment to the Company’s 1996 Stock Incentive Plan, as amended, increasing the number of shares available for issuance.

The proposal was ratified and approved with 134,817,650 votes in favor, 131,055,387 against, and 1,968,277 abstentions.

Proposal 3: Ratification and approval of amendment to the Company’s 1987 Employee Stock Participation Plan, as amended, increasing the number of shares available for issuance.

The proposal was ratified and approved with 256,812,452 votes in favor, 9,652,503 against, and 1,339,474 abstentions.

Proposal 4: Ratification of Selection of Independent Auditors

The selection of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004 was ratified with 246,858,265 votes in favor, 51,871,841 votes against, and 1,285,934 abstentions.

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

(b)       Reports on Form 8-K

On October 28, 2003, Maxim Integrated Products, Inc. furnished a report on Form 8-K announcing the Company’s earnings for the first quarter ended September 27, 2003, as presented in a press release dated October 28, 2003.

ITEMS 1, 2, 3 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2004	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

/s/ Carl W. Jasper

CARL W. JASPER
Vice President, Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)