Form 10-Q
period 2004-03-27
MAXIM INTEGRATED PRODUCTS INC
filed 2004-05-06
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
          Yes ☒   No ☐

Class: Common Stock,	Outstanding at April 23, 2004
$.001 par value	322,240,476 shares

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MAXIM INTEGRATED PRODUCTS, INC.

	Mar. 27, 2004	Jun. 28, 2003

(Amounts in thousands)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$109,033	$210,841
Short-term investments	979,978	953,166

Total cash, cash equivalents and short-term investments	1,089,011	1,164,007

Accounts receivable, net	162,423	126,760
Inventories	103,366	121,192
Deferred tax assets	147,780	136,180
Income tax refund receivable	6,864	11,246
Other current assets	8,501	5,257

Total current assets	1,517,945	1,564,642
Property, plant and equipment, at cost, less accumulated depreciation	889,063	769,885
Other assets	32,751	33,435

TOTAL ASSETS	$2,439,759	$2,367,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,429	$42,041
Income taxes payable	19,102	10,900
Accrued salary and related expenses	93,697	70,468
Accrued expenses	67,989	70,926
Deferred income on shipments to distributors	20,928	21,582

Total current liabilities	287,145	215,917
Other liabilities	4,000	4,000
Deferred tax liabilities	102,805	77,633

Total liabilities	393,950	297,550

Commitments and contingencies

Stockholders’ equity:
Common stock	324	325
Additional paid-in capital	78,257	112,172
Retained earnings	1,961,781	1,956,491
Accumulated other comprehensive income	5,447	1,424

Total stockholders’ equity	2,045,809	2,070,412

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,439,759	$2,367,962

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended		Nine Months Ended

	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003

(Amounts in thousands, except per share data)	(Unaudited)		(Unaudited)

Net revenues	$370,023	$286,232	$1,018,300	$858,190
Cost of goods sold	111,761	86,146	307,818	259,810

Gross margin	258,262	200,086	710,482	598,380

Operating expenses:
Research and development	77,255	66,805	218,562	205,112
Selling, general and administrative	23,546	21,065	67,128	64,606

Total operating expenses	100,801	87,870	285,690	269,718

Operating income	157,461	112,216	424,792	328,662
Interest income, net	5,469	3,611	15,589	11,424

Income before provision for income taxes	162,930	115,827	440,381	340,086
Provision for income taxes	53,767	38,223	145,326	112,228

Net income	$109,163	$77,604	$295,055	$227,858

Earnings per share:
Basic	$0.33	$0.24	$0.90	$0.71

Diluted	$0.31	$0.23	$0.84	$0.67

Shares used in the calculation of earnings per share:
Basic	328,247	322,905	327,894	321,201

Diluted	354,183	341,863	351,801	340,044

Dividends declared per share	$0.08	$0.02	$0.24	$0.04

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXIM INTEGRATED PRODUCTS, INC.

	Nine Months Ended

	Mar. 27, 2004	Mar. 29, 2003

(Amounts in thousands)	(Unaudited)
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
Net income	$295,055	$227,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,571	45,795
Tax benefit related to stock based compensation plans	112,737	81,443
Changes in assets and liabilities:
Accounts receivable	(35,663)	5,948
Inventories	17,826	15,454
Deferred taxes	11,708	26,400
Income tax refund receivable	4,382	25,292
Other current assets	(3,249)	(1,238)
Accounts payable	43,388	(7,516)
Income taxes payable	8,202	7,715
Deferred income on shipments to distributors	(654)	(5,454)
All other accrued liabilities	20,292	(8,455)

Net cash provided by operating activities	517,595	413,242

Cash flows from investing activities:
Additions to property, plant and equipment	(162,749)	(55,683)
Other non-current assets	684	(4,608)
Purchases of available-for-sale securities	(885,822)	(1,104,826)
Proceeds from sales/maturities of available-for-sale securities	864,902	873,350

Net cash used in investing activities	(182,985)	(291,767)

Cash flows from financing activities:
Issuance of common stock	143,479	59,871
Repurchase of common stock	(501,117)	(107,251)
Dividends paid	(78,780)	(12,869)

Net cash used in financing activities	(436,418)	(60,249)

Net increase (decrease) in cash and cash equivalents	(101,808)	61,226
Cash and cash equivalents:
Beginning of period	210,841	173,807

End of period	$109,033	$235,033

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 27, 2004 are not necessarily indicative of the results to be expected for the entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

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

As required under SFAS 148, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	Three Months Ended		Nine Months Ended

	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003

(Amounts in thousands, except per share data)	(Unaudited)		(Unaudited)

Net income - as reported	$109,163	$77,604	$295,055	$227,858
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(39,691)	(44,094)	(94,222)	(109,595)

Net income - pro forma	69,472	33,510	200,833	118,263

Basic earnings per share -pro forma	$0.21	$0.10	$0.61	$0.37

Diluted earnings per share -pro forma	$0.20	$0.10	$0.58	$0.35

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVENTORIES

Inventories consist of the following:

	Mar. 27, 2004	Jun. 28, 2003

(Amounts in thousands)	(Unaudited)

Raw materials	$10,757	$10,249
Work-in-process	68,153	79,687
Finished goods	24,456	31,256

	$103,366	$121,192

NOTE 4: OTHER ASSETS

Included in Other Assets in the Condensed Consolidated Balance Sheets at March 27, 2004 is $10.9 million of intellectual property.  During the first quarter of fiscal 2004, the Company converted $13.4 million of  4% senior secured convertible notes resulting from amounts loaned to a privately held semiconductor company to a long-term intangible asset.  The notes were secured by a first priority lien on, or security interest in, substantially all the assets, including intellectual property, of this company.  This privately held semiconductor company ceased operations due to insolvency during fiscal year 2003.  Per the terms of the 4% senior secured convertible notes, the Company accelerated the maturity of said notes and foreclosed on its first priority lien and security interest. During the first quarter of fiscal 2004, the Company acquired substantially all the assets, including intellectual property, and, as noted above, converted the $13.4 million of 4% senior secured convertible notes to a long-term intangible asset which is being amortized over the remaining estimated useful life of the associated intellectual property.  The Company also acquired approximately $1.5 million of cash, accounts receivable and fixed assets, which reduced the balance of the 4% senior secured convertible notes.

It is the Company’s intention to use the intellectual property acquired in designing and developing new products.  As required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company assessed the recoverability of the intellectual property.  Based on this assessment, as of March 27, 2004, the intellectual property is fully recoverable based on the projected discounted cash flows attributable to products designed and developed with this intellectual property.  Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

Also included in Other Assets in the Condensed Consolidated Balance Sheets at March 27, 2004 are loans to employees of approximately $6.9 million. These loans are collateralized primarily by employee stock options held by the respective employees. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

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

	Three Months Ended		Nine Months Ended

	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003

(Amounts in thousands, except per share data)	(Unaudited)		(Unaudited)
Numerator for basic earnings per share and diluted earnings per share
Net income	$109,163	$77,604	$295,055	$227,858

Denominator for basic earning per share	328,247	322,905	327,894	321,201
Effect of dilutive securities:
Stock options	25,936	18,958	23,907	18,843

Denominator for diluted earnings per share	354,183	341,863	351,801	340,044

Earnings per share:
Basic	$0.33	$0.24	$0.90	$0.71

Diluted	$0.31	$0.23	$0.84	$0.67

Approximately 6.5 million and 37.4 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ending March 27, 2004 and March 29, 2003, respectively.  Approximately 13.7 million and 42.5 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the nine months ending March 27, 2004 and March 29, 2003, respectively.  These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at March 27, 2004 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months.  Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.  Interest earned on securities is included in “Interest income, net” in the Condensed Consolidated Statements of Income.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended

	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003

(Amounts in thousands)	(Unaudited)		(Unaudited)

United States	$114,830	$94,230	$308,276	$286,737
Europe	72,710	57,348	198,623	163,702
Pacific Rim	177,163	131,958	498,613	399,125
Rest of World	5,320	2,696	12,788	8,626

	$370,023	$286,232	$1,018,300	$858,190

Net long-lived fixed assets by geographic region were as follows:

	Mar. 27, 2004	June 28, 2003

(Amounts in thousands)	(Unaudited)

United States	$795,667	$694,454
Rest of World	93,396	75,431

	$889,063	$769,885

NOTE 8: COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts.  The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Nine Months Ended

	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003

(Amounts in thousands)	(Unaudited)		(Unaudited)

Change in unrealized gains (losses) on investments, net of tax of $2,558, $(638), $1,866 and $(549), respectively	$5,199	$(1,121)	$4,026	$(934)
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $417, $107, $(2) and $836, respectively	846	219	(3)	1,627

Other Comprehensive Income (Loss)	$6,045	$(902)	$4,023	$693

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss) presented in the condensed consolidated balance sheet at March 27, 2004 and June 28, 2003 consists of net unrealized gains on available-for-sale investments of $7.0 million and $3.0 million, respectively, net unrealized losses on forward exchange contracts of $(0.1) million and $(0.1) million, respectively, and foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively.  Foreign currency translation adjustments are not tax affected.

NOTE 9: MERGER AND SPECIAL CHARGES

In the fourth quarter of fiscal year 2001, the Company acquired Dallas Semiconductor, a leading supplier of specialty semiconductors. As a result of the merger, the Company recorded a charge of $163.4 million. The charge consisted of $26.4 million of merger costs, $124.4 million to reduce the net book value of Dallas Semiconductor’s long-lived assets to fair value, and $12.6 million to reflect the reorganization of the Company’s sales organization, purchase order cancellation fees, and the reduction in the Company’s manufacturing workforce.

During the nine months ended March 27, 2004, the Company has cash payments against the reserve of approximately $0.4 million.

At March 27, 2004, the Company has a reserve balance of $1.5 million related to merger costs, $3.0 million related to purchase order cancellations fees, and $1.4 million related primarily to unresolved claims that resulted from the termination of certain sales representatives leaving a total remaining reserve balance of $6.0 million

The following table summarizes the activity related to the merger for fiscal year 2004.

	Merger Costs	Purchase Order Cancellation Fees	Other	Total

Reserve balance at June 28, 2003	$1,606	$3,039	$1,719	$6,364
Cash payments	(61)	---	(298)	(359)

Reserve balance at March 27, 2004	$1,545	$3,039	$1,421	$6,005

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

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc. patents.  Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003. Qualcomm recently amended the complaint to add three new transmission related patents. The Company is presently reviewing these claims and has filed a motion for summary judgment which was heard in April 2004.  While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the Company’s financial condition, liquidity, or results of operation.

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

NOTE 12: COMMON STOCK REPURCHASES

On March 15, 2002, the Board of Directors authorized the Company to repurchase up to 10 million shares of the Company’s common stock from time to time at the discretion of the Company’s management.  On May 13, 2002, the Board of Directors authorized the Company to repurchase an additional 10 million shares of the Company’s common stock. On May 22, 2003, the Board of Directors extended the share repurchase authorizations noted above to the end of the Company’s fiscal year 2004. On March 9, 2004, the Board of Directors authorized the Company to repurchase an additional 10 million shares of the Company’s common stock. This share repurchase authorization has no expiration date. The number of shares to be repurchased and timing of those repurchases will be based on several factors, including the price of Maxim stock, general market and business conditions, and other factors.

Between the dates of the March 15, 2002 authorization to the end of fiscal year 2003, the Company purchased 13.6 million shares for $618.4 million. During the nine months ended March 27, 2004, the Company repurchased approximately 10.4 million shares of its common stock for $501.1 million. As of March 27, 2004, approximately 6.1 million shares remained available under the above repurchase authorizations.

NOTE 13: SUBSEQUENT EVENT

On April 20, 2004, the Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock payable on May 28, 2004 to stockholders of record on May 7, 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Inventories

Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value.  Because of the cyclicality of the market, inventory levels, obsolescence of technology, and product life cycles, the Company writes down inventories to net realizable value based on backlog, forecasted product demand, and historical sales levels.  Backlog is subject to revisions, cancellations, and rescheduling.  Actual demand and market conditions may be lower than those projected by the Company.  This difference could have a material adverse effect on the Company’s gross margin should inventory write downs beyond those initially recorded become necessary.   Alternatively, should actual demand and market conditions be more favorable than those estimated by the Company, gross margin could be favorably impacted.  During fiscal year 2003, the Company had inventory write downs of $11.9 million due primarily to work in process and finished goods inventory manufactured in excess of forecasted demand. During the nine months ended March 27, 2004, the Company had inventory write downs of $2.2 million due primarily to work in process and finished goods inventory manufactured in excess of forecasted demand.

The Company’s standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary.  The Company’s policy for recording a write down of inventory is generally to write down, at standard cost, work-in-process and finished goods inventory in excess of estimated 12 months demand based on backlog, historical sales levels and forecasted demand, which has no forecasted product demand.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $370.0 million and $286.2 million for the three months ended March 27, 2004 and March 29, 2003, respectively, an increase of 29.3%.  Net revenues were $1,018.3 million and $858.2 million for the nine months ended March 27, 2004 and March 29, 2003, respectively, an increase of 18.7%. The increase in net revenues for both the three and nine months ended March 27, 2004 as compared to the three and nine months ended March 29, 2003 is primarily due to higher unit shipments resulting from the introduction of new proprietary products and increased order rates on the Company’s already existing proprietary and second-source products.

During the three months ended March 27, 2004 and March 29, 2003, approximately 69% and 67%, respectively, of net revenues were derived from customers outside of the United States.  During the nine months ended March 27, 2004 and March 29, 2003, approximately 70% and 67%, respectively, of net revenues were derived from customers outside of the United States.  While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies.  The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three and nine months ended March 27, 2004 and March 29, 2003 was immaterial.

Gross Margin

Gross margin as a percentage of net revenues was 69.8% and 69.9% for the three months ended March 27, 2004 and March 29, 2003, respectively.  The gross margin percentage for the three months ended March 27, 2004 as compared to the three months ended March 29, 2003 decreased primarily due to $1.8 million of start up costs at the Company’s newly acquired wafer fabrication facility in San Antonio, Texas. Gross margins for the three months ended March 29, 2003 was negatively impacted due to $3.1 million of inventory write downs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Gross margin as a percentage of net revenues was 69.8% and 69.7% for the nine months ended March 27, 2004 and March 29, 2003, respectively.  The gross margin percentage for the nine months ended March 27, 2004 as compared to the nine months ended March 29, 2003 slightly increased primarily due to cost saving measures implemented by the Company. These cost saving measures included, but were not limited to, salary and wage reductions, reduced headcount and reductions in certain salary related expenses.  These reductions were slightly offset by $2.8 million of start up costs at the Company’s newly acquired wafer fabrication facility in San Antonio, Texas. Gross margins for the nine months ended March 27, 2004 and March 29, 2003 were negatively impacted due to $2.2 million and $9.1 million of inventory write downs, respectively.

Research and Development

Research and development expenses were $77.3 million and $66.8 million for the three months ended March 27, 2004, and March 29, 2003, respectively, which represented 20.9% and 23.3% of net revenues, respectively.  The increase in research and development expenses in absolute dollars is due to the result of hiring additional engineers and increased expenses to support the Company’s new product development efforts.

Research and development expenses were $218.6 million and $205.1 million for the nine months ended March 27, 2004, and March 29, 2003, respectively, which represented 21.5% and 23.9% of net revenues, respectively.  The increase in research and development expenses in absolute dollars is due to the result of hiring additional engineers and increased expenses to support the Company’s new product development efforts.

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

Selling, General and Administrative

Selling, general and administrative expenses were $23.5 million and $21.1 million for the three months ended March 27, 2004, and March 29, 2003, respectively, which represented 6.4% and 7.4% of net revenues, respectively.  The increase in selling, general, and administrative expenses in absolute dollars for the three months ended March 27, 2004 as compared to the three months ended March 29, 2003 is primarily due to increased headcount related expenses.

Selling, general and administrative expenses were $67.1 million and $64.6 million for the nine months ended March 27, 2004, and March 29, 2003, respectively, which represented 6.6% and 7.5% of net revenues, respectively.  The increase in selling, general, and administrative expenses in absolute dollars for the nine months ended March 27, 2004 as compared to the nine months ended March 29, 2003 is primarily due to increased headcount related expenses.

Interest Income, Net

Interest income, net was $5.5 million and $15.6 million for the three and nine months ended March 27, 2004, respectively, compared to $3.6 million and $11.4 million for the three and nine months ended March 29, 2003, respectively.  The increase in interest income, net for the three and nine months ended March 27, 2004 as compared to the three and nine months ended March 29, 2003 is due to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Income Taxes

The effective income tax rate for the three and nine months ended March 27, 2004 and March 29, 2003 was 33.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $45.0 million at March 27, 2004 is dependent primarily upon achieving future U.S. taxable income of $129 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income.  Levels of future taxable income are subject to the various risks and uncertainties as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.  An increase in the valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Inventory

In prior fiscal periods, the Company has experienced the theft of inventory at its test facility in Cavite, the Philippines. The Company has implemented control procedures to prevent and detect such theft. There can be no assurance, however, that these control procedures will be effective in preventing or detecting, in a timely manner, future theft and that such theft, when detected, will not have a material adverse impact on the Company’s results of operations. The Company’s control procedures did not detect any material theft of inventory during the nine months ended March 27, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

OUTLOOK

Third quarter net bookings were approximately $488 million, a 17% increase over the previous quarter’s level of $417 million. Turns orders received in the quarter were $189 million (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings increased in all geographic locations, with the greatest bookings improvement in the U.S. and Europe. Bookings grew robustly in the third quarter of fiscal 2004, and orders for power management products, telecom and datacom products, products for ATE and industrial applications, and the products serving an even broader base of customers were significantly above the second quarter of fiscal 2004.

Third quarter ending backlog shippable within the next 12 months was approximately $437 million, including approximately $373 million requested for shipment in the fourth quarter of fiscal year 2004. The Company’s second quarter ending backlog shippable within the next 12 months was approximately $327 million, including approximately $293 million that was requested for shipment in the second quarter of fiscal year 2004.

The Company believes that capacity is in place or coming on line to meet forecasted demand for fiscal 2005. Start-up activities at the Company’s wafer manufacturing facility in San Antonio are proceeding on schedule, and the Company expects products for shipment to be manufactured at that facility to start in the fourth quarter of fiscal 2004. The Company’s new test facility in Thailand will be in operation as planned in the first quarter of fiscal 2005, and the Company continues to increase capacity at both its Thailand and Philippines test facilities with additional test equipment purchased over the past few quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the nine months ended March 27, 2004 were from net cash generated from operating activities of $517.6 million and proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan of 2.4 million shares in the amount of $143.5 million.  Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options.  These tax benefits amounted to $112.7 million in the nine months ended March 27, 2004.

The principal uses of funds were the repurchase of 10.4 million shares of the Company’s common stock for $501.1 million, the payment of $78.8 million for dividends and the purchase of $162.7 million in property, plant and equipment.  Included in the purchase of property, plant and equipment, $40.5 million was for the payment of the Company’s newly acquired fabrication facility in San Antonio, Texas.  The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, dividend payments, and operations for at least the next twelve months.  The Company plans to continue to repurchase its common stock in fiscal year 2004.  The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors.  See Note 12 of Notes to Condensed Consolidated Financial Statements regarding the status of the Company’s common stock repurchases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligations as of March 27, 2004:

(Amounts in thousands) (Unaudited)	Fiscal Year: 2004	2005	2006	2007	2008	2009 and thereafter	Total

Contractual obligations:
Noncancellable operating leases	$788	$2,734	$1,866	$1,167	$888	$455	$7,898

On April 20, 2004, the Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock payable on May 28, 2004 to stockholders of record on May 7, 2004.  This will result in a cash payment of approximately $26.0 million.  See Note 13 of Notes to Condensed Consolidated Financial Statements.

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

Forward-looking statements include, without limitation, the Company’s intention to use the intellectual property acquired from a privately-held semiconductor company to develop new products, the Company’s intention to convert 6-inch to 8-inch wafer production at Dallas Semiconductor’s manufacturing facilities throughout fiscal 2004, the Company’s belief that the ultimate outcome of the LTC litigation and any pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company, the Company’s belief that it is more likely than not that net deferred tax assets will be realized, the Company’s belief that it possesses sufficient liquidity and capital resources to fund operations for at least the next twelve months, the Company’s assessment of its customers’ current ordering activities and demand for products, the Company’s expectation that it will continue to purchase its common stock in fiscal year 2004, the Company’s continuous attempts to control and reduce expenses, the Company’s belief that the ATE market will continue to improve during calendar 2004 and that there could be a shortage of foundry capacity for high-frequency chip production, the Company’s plan to have its San Antonio facility in production in the fourth quarter of fiscal 2004, the Company’s belief that it has capacity in place or coming on line to meet forecasted demand for fiscal 2005, the Company’s belief that its new test facility in Thailand will be in operation in the first quarter of fiscal 2005 and it will continue to increase capacity at both its Thailand and Philippines test facilities.

Actual results could differ materially from those forecasted based upon, among other things, the Company’s inability to use the intellectual property from a privately-held company, delays in conversion from 6-inch to 8-inch wafer production at Dallas Semiconductor’s manufacturing facilities, the ability to supply high frequency wafer requirements if the Company is not able to convert from 6-in to 8-inch wafer production, unexpected outcomes in the Company’s pending litigation and legal proceedings, unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets, the Company incorrectly assessing liquidity and capital resources, customer demand, customer willingness to commit to inventories and orders, and higher than expected order cancellation levels, the Company’s ability to repurchase its common stock at favorable prices, the Company’s effectiveness in controlling and reducing expenses, the Company incorrectly assessing that the ATE market will continue to improve during calendar 2004, the Company’s incorrectly assessing that there could be a shortage of foundry capacity for high-frequency chip production, and unexpected delays in preparing its San Antonio facility for production.

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

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc. patents.  Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003. Qualcomm recently amended the complaint to add three new transmission related patents. The Company is presently reviewing these claims and has filed a motion for summary judgment which was heard in April 2004.  While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the Company’s financial condition, liquidity, or results of operation.

On April 13, 2004, the Company announced that it has filed a claim against Qualcomm in federal district court in San Diego.  The Company’s claim states that Qualcomm has violated United States antitrust laws and has misused its patents in maintaining dominance in the market for Code-Division Multiple Access technology by improperly seeking to exclude competition.

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(e)	Information Required by Item 703 of Regulation S-K

The following table summarizes the activity related to stock repurchases for the third quarter of fiscal year 2004.

	Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Dec. 28, 2003 – Jan. 27, 2004	2,363,342	$53.10	2,363,342	1,672,015
Jan. 28, 2004 – Feb. 27, 2004	88,663	51.04	88,663	1,583,352
Feb. 28, 2004 – Mar. 27, 2004	5,500,000	46.37	5,500,000	6,083,352

Total	7,952,005	$48.43	7,952,005	6,083,352

1.	Shares repurchased pursuant to share repurchase program authorized on May 13, 2002 to repurchase 10 million shares and extended on May 22, 2003, to expire at the end of fiscal year 2004.

2.	Shares repurchased pursuant to share repurchase program authorized on March 9, 2004 to repurchase 10 million shares has no expiration date.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

On February 5, 2004, Maxim Integrated Products, Inc. furnished a report on Form 8-K announcing the Company’s earnings for the second quarter ended December 27, 2003, as presented in a press release dated February 5, 2004.

ITEMS 3, 4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2004	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

/s/ Carl W. Jasper

CARL W. JASPER Vice President, Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)