Form 10-K
period 2004-06-26
MAXIM INTEGRATED PRODUCTS INC
filed 2004-09-09
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 27, 2003 was approximately $9,915,000,000. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 25, 2004: 324,496,221

Documents Incorporated By Reference:

Part III of this Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

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

Forward-looking statements include, but are not limited to, statements regarding the Company’s belief that the datacom upturn signifies renewed corporate IT infrastructure investment as the U.S. economy continues to grow; the Company’s forecast of continued improvement in profitability during fiscal year 2005; the Company’s expected continued growth from Dallas Semiconductor; the Company’s projection that capacity at its Dallas Texas, San Jose California and Beaverton Oregon wafer fabrication facilities will increase to $580 million per quarter in shipments by the end of fiscal year 2005; the expected conversion to eight-inch manufacturing in the Company’s Dallas Texas, San Jose California and Beaverton Oregon wafer fabrication facilities during fiscal year 2005; the Company’s expectation that the San Antonio facility will contribute $90 million to $110 million in shipments in the second quarter of fiscal 2005; the Company’s belief that, when augmented with additional equipment, the San Antonio facility will be capable of manufacturing $800 million per year in product for shipment; the Company’s expectation that its San Antonio fab will be one of its most efficient, lowest cost fabrication facilities by the end of fiscal 2005; the Company’s belief that its Thailand operation will offload its Philippines operation and reduce the Company’s dependency on a single end-of-line facility in one country; the Company’s expectation that, by the second quarter of fiscal 2005, it will have capacity to test 610 million units per quarter from its two end-of-line facilities combined; the Company’s expectation that its four new business units will exploit several identified emerging markets and customers and will dominate new and growing markets; the Company’s expectation that its new Automotive Business Unit will offer one of the industry’s broadest portfolios of products and bring to automotive customers unparalleled expertise in product definition and design, consistently high levels of product quality and reliability and lowest costs; the Company’s future growth coming from having a higher percentage of the electronic content in the right equipment; the Company’s belief that it has put in place the capacity, personnel and infrastructure to support its fiscal 2005 revenues; the Company’s ability to recruit and retain the engineering talent that will forge new products in fiscal 2005; the Company’s goal to hire over 1,000 employees during fiscal year 2005; the Company’s objective to develop and market circuits that meet increasingly stringent quality standards; the Company’s strategy to target both linear and mixed-signal markets; the Company’s belief that it addresses market requirements by providing competitively priced products that add value; the Company’s belief that its testing regime is comprehensive and meets or exceeds industry standards; the Company’s expectation to start wafer sort operations at its new facility in Chonburi Province, Thailand in fiscal year 2005; the Company’s expectations that the test operation in Chonburi Province, Thailand can be doubled in size; the Company’s expectations that its facilities in Cavite, Philippines and Chonburi Province, Thailand have enough test manufacturing and shipping space to meet the Company’s fiscal year 2005 plan; plans to establish a shipping operation at its new test facility in Chonburi Province, Thailand in fiscal year 2005, which, when established, would ship finished product to customers worldwide or to other Company locations; the Company’s anticipation that six-inch wafer production at the Company’s Dallas Texas and San Jose California facilities will continue during fiscal year 2005; the continuation of the process of converting six-inch production capacity at its manufacturing facilities in Dallas, Texas, San Jose California and Beaverton Oregon to eight-inch wafer production during fiscal year 2005; the Company’s belief that the San Antonio facility will be capable of producing $800 million per year of end product revenue; the Company’s belief that research and development is critical to the Company’s future success; the Company’s belief that it will continue to compete favorably with competitors; the Company’s belief that patent and mask work protection is of less significance than experience, innovation and management skill; the Company’s belief that it may receive notices of claims of infringement by its products on intellectual property rights of third parties in the future; the Company’s estimates regarding inventory reserves required for its products; the Company’s ability to introduce new products, develop new technologies and penetrate new markets; the Company’s process of ramping wafer manufacturing production at its wafer manufacturing facility located in San Antonio, Texas and upgrading certain of its wafer manufacturing capacity at its other wafer manufacturing facilities and converting to eight-inch wafers and developing new processes; the Company’s belief that the Thailand test facility will perform about 10% of the Company’s wafer sort and one-third of the Company’s final testing for its products in fiscal year 2005; the Company’s ability to retain occupancy of its facilities; adequacy of buildings and contiguous land for Company’s business purposes through fiscal year 2005; the outcome of the lawsuits with Linear Technology Corporation, Qualcomm Inc. and other litigation matters and their effect on the Company’s financial position, results of operations, or liquidity; attempts to control and if possible, reduce expense levels in all areas, including research and development; the Company’s belief that net deferred tax assets will be realized; the Company’s belief that its net revenues will be higher in the first quarter of fiscal year 2005 than in the fourth quarter of fiscal year 2004; expectation that the Company will continue to repurchase its common stock in fiscal year 2005; the sufficiency of available funds and cash generated from operations to meet cash and working capital requirements for the next twelve months; the Company’s belief that the $7.5 million net unrealized loss on available-for-sale securities at June 26, 2004 is temporary; and continued use of the intellectual property of a privately-held semiconductor company that ceased operations due to insolvency which the Company acquired. Words

ii

such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “will,” variations of such words and similar expressions relating to the future identify forward-looking statements.

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

Maxim Integrated Products, Inc. (“Maxim” or the “Company”) designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits.  The Company also provides a range of high-frequency design processes and capabilities that can be used in custom designs.  The analog market is fragmented and characterized by many diverse applications, a great number of product variations, and, as to many circuit types, relatively long product life cycles.  Maxim’s objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers.  Based on product announcements by its competitors, Maxim believes that in the past 21 years it has developed more products for the analog market, including proprietary and second-source products, than any of its competitors over the same period.

In fiscal year 2001, the Company acquired Dallas Semiconductor Corporation in a transaction accounted for as a pooling-of-interests.  At the time of the acquisition, Dallas Semiconductor’s product line consisted of 390 proprietary base products sold to over 15,000 customers worldwide.  Applications for those products include battery management, broadband telecommunications, wireless handsets, cellular base stations, networking, servers, data storage, and a wide variety of industrial equipment.

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

The Company makes available through its website free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.  The Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless it is required to do so by law.  A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, Maxim Integrated Products, Inc., 120 San Gabriel Drive, Sunnyvale, California 94086.

The Analog Integrated Circuit Market

All electronic signals fall into one of two categories, linear or digital.  Linear (or analog) signals represent real world phenomena, such as temperature, pressure, sound, or speed, and are continuously variable over a wide range of values.  Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off.

Three general classes of semiconductor products arise from this partitioning of signals into linear or digital.  There are those, such as memories and microprocessors, that operate only in the digital domain.  There are linear devices such as amplifiers, references, analog multiplexers, and switches that operate primarily in the analog domain.  Finally, there are mixed-signal devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds.  Maxim’s strategy has been to target both the linear and mixed-signal markets, often collectively referred to as the analog market.  In addition, Maxim has added some Dallas Semiconductor products that are exclusively or principally digital as well as a significant number of engineers skilled in digital design and software development.  Although the acquisition did not substantially affect Maxim’s strong focus on the linear and mixed signal market, it has supplemented Maxim’s capabilities in the digital area in ways that enable development of new products, mixed signal and other, with very sophisticated digital characteristics.  Risks associated with fulfilling this expectation are discussed in “Item 1., Business - Trends, Risks and Uncertainties.”

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

The analog market is a fragmented group of markets, serving numerous and widely differing applications for instrumentation, industrial control, data processing, communications, automotive, consumer, medical imaging, military and video. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power, and signal amplitude capability, which results in a high degree of market complexity.  Maxim’s products can be used in a variety of applications, but serve only certain portions of the total analog market.

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

The following table illustrates the major industries served by the Company and typical applications for which the Company’s products can be used:

Industry	Typical Application

Automotive	Active Suspension
Air Bags Audio Players Cruise Controls Engine Control Modules Entertainment Systems Keyless Entry Navigation Systems Pressure Sensing Security Alarms Traction Controls

Communications	Broadband Networks

Broadband Access and Home Networking Systems
Cable Systems
Cellular Base Stations
Cellular/PCS Handsets
Cordless Phones
Digital/Terrestrial TV
Direct Broadcast TV
DSL Modems
Fiber Communication
Global Positioning Systems
Optical Transceivers
PBXs
Satellite Communications
Satellite Radio
Smart Phones
Switches and Routers
T1/E1 and T3/E3
Video Communications
Wireless Communications
Wireless Local Area Networks

Consumer	Cellular/PCS Handsets
Cordless Phones Digital Cameras DVD Players Flat Panel Displays MP3 Players PDAs Personal Computers Smart Phones White Goods Wireless Headsets

Data Processing	Bar-code Readers
Disk Drives Global Positioning Systems Hand-Held Computers/PDAs Mainframes Personal Computers Printers Point of Sale Terminals Servers Storage Systems Tape Drives Workstations

Industrial Control	Control of
	•	Flow
	•	Position
	•	Pressure
	•	Temperature
	•	Velocity
Robotics

Instrumentation	Automatic Test Equipment
Analyzers Data Recorders Measuring Instruments

	•	Electrical
	•	Light
	•	Pressure
	•	Sound
	•	Speed
	•	Temperature
	•	Time
Military Testers

Medical	Blood Glucose Meters
Blood Oximetry
Imaging

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

Product Quality

The Company emphasizes quality and reliability from initial product design through manufacturing, assembly and testing. In the product design phase, the Company applies a set of circuit design rules derived from modeling and characterization of the process and individual circuit elements.  The completeness of this characterization and the limits of these models can affect the final quality of the product. There is a higher risk that model characterization of the internally developed processes contains incomplete data; however, such models are refined as the processes mature. The performance of product designs is dependent on the process operating within the limits specified for critical parameters. Deviations from these limits can affect the quality of the end product.  Critical process parameters have to maintain a level of stability for subsequent long-term reliability tests to validate the integrity of the process and material produced using the process. The Company measures the stability of these process parameters using test routines and structures that simulate the actual devices used in product design.  Simulations generally approximate actual device limits but are not always able to match all usage environments or conditions.  The Company believes a comprehensive and thorough engineering approach is applied to the development and deployment of these test routines and structures. The data compiled from the measurement of these critical parameters is statistically analyzed and determines the acceptance of the wafers to be used in the manufacture of the Company’s product. The test routines and structures used by the Company do not provide complete assurance that all quality problems or issues will be detected.

Product quality is determined by conformance to predetermined parameters to the extent they are measured.  Parameters are either tested during manufacturing or guaranteed by design.  Predetermined parameters guaranteed by design are reliant on the stability of the semiconductor manufacturing processes, the amount of process margin and the completeness of product characterization. Reliability testing is done during wafer process development, process release, product release stages and limited ongoing reliability monitors and serves as a control of process consistency.  Parameters tested during manufacturing are dependent on the integrity of the manufacturing test operation, which includes factors such as test software, stability and repeatability of test systems, test set up issues, and other factors and variables.  The Company believes a significant amount of resources and diligence is applied to monitor and control the manufacturing test operation.

Quality problems experienced by suppliers could be impossible to reproduce or detect in a controlled environment, or could not be detected by the Company’s quality control procedures.  Should this occur, such defects may become part of the Company’s finished product, which would ultimately be sold to customers.  If such defects cause quality control problems in the manufacture of customers’ end products or cause direct or indirect damages to either the Company’s customers or the ultimate end user, the Company may be liable for increased production costs at its customers and both direct and indirect damages caused by the defective product.  Such liability could have a material adverse impact on the Company’s results of operation and financial condition.

Long term thermal and mechanical testing is performed in an effort to detect the presence of defects, which may arise over the life of a product’s use; however, an emphasis is placed by the Company on infant mortality failure rates. Semiconductor manufacturing consists of complex and diverse processes. Although Maxim believes that the above testing regime is comprehensive and that it meets industry standards, a possibility exists that failure mechanisms could elude detection.  This could expose the Company to liability, unforeseen customer returns, and loss of reputation.

Manufacturing

Maxim uses its own wafer fabrication and, to a small extent, silicon foundries to produce wafers.  The majority of processed wafers are subjected to parametric and functional testing at the Company’s facilities. The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies.  Many different process technologies are currently used for wafer fabrication of the Company’s products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits, although newer processes do utilize and require some of these facilities and equipment.  In addition, hybrid products are manufactured using a complex multichip technology featuring thin-film, thick-film, laser-trimmed resistors and other active or passive components. For the majority of these technologies, the Company relies on its fabrication facilities and, to a small extent, manufacturing subcontractors. The Company currently uses five subcontract silicon foundries that represent approximately 5% of wafer production.  None of the subcontractors currently used by Maxim is affiliated with the Company.

Most of the wafers produced in fiscal year 2004 were manufactured at one of the Company’s four wafer fabrication facilities noted in the table below:

Facility Location	Fiscal Year Acquired	Wafer Sizes Manufactured

Beaverton, Oregon	1994	6-inch
San Jose, California	1998	6-inch and 8-inch
Dallas, Texas	2001	6-inch and 8-inch
San Antonio, Texas	2004	8-inch

During fiscal year 2004, the Company continued its conversion to 8-inch wafers at its manufacturing facilities located at Dallas, Texas and San Jose, California. It is anticipated that 6-inch wafer production at these facilities will continue through fiscal year 2005. At the end of fiscal 2004, three facilities located at Beaverton, Oregon,  San Jose, California and Dallas, Texas combined had a capacity to ship $500 million per quarter, and we project that their capacity will increase to $580 million per quarter in shipments by the end of fiscal year 2005. The Company’s wafer manufacturing facility located at Beaverton, Oregon is converting from six-inch to eight-inch wafer manufacturing and will continue this conversion during fiscal year 2005.

In fiscal year 2004, the Company purchased from Philips Semiconductors a facility in San Antonio, Texas for $40 million in cash. The acquisition includes a 178.5-acre campus site with a submicron eight-inch wafer fabrication facility. When augmented with additional equipment, we believe that this facility will be capable of producing $800 million per year in product for shipment.  The Company believes that this acquisition is consistent with its commitment to its customers to supply state-of-the-art mixed-signal analog technology, in volume, at the lowest price of its industry.  The Company began wafer manufacturing operations at this facility during the fourth quarter of fiscal year 2004.

As is customary in the industry, the Company ships most of its processed wafers to foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, Hong Kong, Taiwan, Singapore, and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages. After assembly has been completed, the majority of the assembled product is shipped to the Company’s test facilities located in Cavite, the Philippines, and Chonburi Province, Thailand. In fiscal year 2004, the Company performed less than half of its wafer sort operations at its U.S. facilities and more than half of its wafer sort operations at its facility located in Cavite, the Philippines, with the capacity to electronically test and laser trim the majority of the Company’s wafers. The Company plans to begin wafer sort operations in Thailand in fiscal year 2005 and expects this operation to test and laser trim approximately 10% of the Company’s wafers.

In fiscal year 2004, the Company constructed a 144,000 sq. ft. test facility in Chonburi Province, Thailand. In the first quarter of fiscal year 2005, the Company relocated test operations from its leased site in Samutprakarn Province, Thailand to the new facility located in Chonburi Province, Thailand. The Company expects to start wafer sort operations at this facility in fiscal year 2005. The test operation can be doubled in size when the Company needs further test capacity as demand dictates.  Currently, the Company expects that the Company’s facilities located in Cavite, the Philippines and Chonburi Province, Thailand combined will have enough test manufacturing and shipping space to meet the Company’s fiscal year 2005 financial plan, subject to normal and to unforeseen challenges in meeting product demand.

Once testing has been completed, finished product is currently shipped to the Company’s finished goods location at its test facility in Cavite, the Philippines. Finished product is either shipped directly from Cavite, the Philippines to customers worldwide or to other Company locations for sale to end customers or distributors. In fiscal year 2005, the Company plans to establish a shipping operation at its test facility in Chonburi Province, Thailand.  Once established, finished product will also be shipped directly from Chonburi Province, Thailand to customers worldwide or to other Company locations for sale to end customers or distributors.

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

Sales and Marketing

In the United States and Canada, the Company sells its products through a direct sales and applications organization in nine regional sales offices, one sales representative organization and through its own and other unaffiliated distribution channels. As is customary in the industry, most domestic distributors are entitled to certain price rebates and product return privileges.

International sales are conducted by 25 Maxim sales offices, one sales representative organization and 29 distributors. The Company sells in both United States dollars and various foreign currencies.  A majority of the Company’s international sales are billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations. A portion of the Company’s sales from its United Kingdom, French, and German affiliates is denominated in the local currencies, primarily the Euro and British Pound.  The majority of the sales to customers and distributors located in Japan are denominated in Yen.  The Company enters into foreign currency forward contracts to protect the United States dollar value of its firm sales commitments and net monetary assets.  Changes in the relative value of the dollar, however, may create pricing pressures for Maxim’s products.  In addition, various forms of protectionist trade legislation have been proposed in the United States and certain foreign countries.  A change in current tariff structures or other trade policies could adversely affect the Company’s foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, which represent a majority of the Company’s accounts receivable at June 26, 2004, are longer than for U.S. customers. Certain major Japanese customers have payment terms that are generally well beyond payment terms extended to customers in other geographic locations. As is customary in the semiconductor industry, the Company’s domestic distributors may market products competitive with Maxim’s.

International sales accounted for approximately 70%, 67%, and 66% of net revenues in fiscal years 2004, 2003 and 2002, respectively.  See Note 12 “Segment Information” of the Notes to Consolidated Financial Statements.

As of June 26, 2004, the Company’s backlog was approximately $529 million, as compared to approximately $227 million at June 28, 2003.  The Company includes in its backlog customer-released orders with firm schedules for shipment within the next 12 months.  As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers.  In addition, the Company’s backlog includes orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.  All of the backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

The Company warrants its products to its customers generally for one year from the date of shipment, but in certain cases for longer periods.  Warranty expense to date has been minimal.  In certain other cases, the Company warrants products to include significant liability beyond the cost of replacing the product.

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

Due to the research and development plans of the Company and the shortage of qualified process development, test development and design engineering talent, the Company does not always have the number of engineers required to meet its research and development goals.

Research and development expenses were approximately $306.3 million, $272.3 million, and $275.5 million in fiscal years 2004, 2003, and 2002 respectively.

Competition

The analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some segment of the Company’s business.  Maxim’s competitors include, without limitation, Altera Corporation, Anadigics Inc., Analog Devices, Inc., Advanced Analogic Technologies, Inc., Applied Micro Circuits Corporation, Conexant Systems Inc., Exar Corp., Fairchild Semiconductor Corp., Freescale Semiconductor, Inc., Infineon Technologies AG, Intel Corporation’s Level One Communications, Inc. Subsidiary, Intersil Corporation, Linear Technology Corporation, Lucent Technologies, Micrel Inc., Microchip Technology Inc., Mitsubishi Corporation, Mitsui & Co. Ltd., Monolithic Power Systems, Inc., Motorola Inc., National Semiconductor Corporation, ON Semiconductor Corporation, Philips Electronics N.V., PMC-Sierra Inc., RF Micro Devices Inc., Ricoh Company Ltd., Seiko Corporation, Semtech Corporation, STMicroelectronics N.V., Silicon Laboratories Inc., Siliconix Inc., Sipex Corporation, Skyworks Solutions, Inc., Texas Instruments Inc., Vitesse Semiconductor Corporation, Volterra Semiconductor Corporation, and others, including start-up companies.  Some of Maxim’s competitors have substantially greater financial, manufacturing, and marketing resources than the Company, and some of Maxim’s competitors have greater technical resources.  The Company believes it competes favorably with these corporations primarily on the basis of technical innovation, product definition, quality, price, and service.  There can be no assurance that competitive factors will not adversely affect the Company’s future business.

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

The Company currently holds 417 U.S. patents and 59 foreign patents with expiration dates ranging from fiscal years 2005 to 2023.  In addition, the Company has applied for 87 U.S. patents, a large number of which have corresponding patent applications in multiple foreign jurisdictions.  It is the Company’s policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, the Company has registered certain of its mask sets under the Semiconductor Chip Protection Act of 1984.

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

Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of the Company’s designs or processes may involve infringement of patents or other intellectual property rights held by others.  From time to time, the Company has received, and in the future may receive, notice of claims of infringement by its products on intellectual property rights of third parties. If any such infringements were to exist, the Company might be obligated to seek a license from the holder of the rights and might have liability for past infringement.  In the past, it has been common in the semiconductor industry for patent holders to offer licenses on reasonable terms and rates.  Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, though the practice of offering licenses appears to be generally continuing.  However, no assurance can be given that the Company will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to Maxim.  In those circumstances where an acceptable license is not available, the Company would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement.

Environmental Regulation

Various foreign and United States federal, state, and local government agencies impose a variety of environmental regulations on the storage, handling, use, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. The Company’s facilities have been designed to comply with these regulations, and it believes that its activities are conducted in material compliance with such regulations. There can be no assurance, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon the Company. Any failure of the Company to control adequately the storage, handling, use, discharge or disposal of regulated substances could result in fines, suspension of production, alteration of fabrication processes and legal liability, which may materially adversely impact the Company’s financial condition, results of operations or liquidity.

Increasing public attention has been focused on the environmental impact of electronic manufacturing operations and waste electronic equipment. While the Company to date has not experienced any materially adverse effects on its business from environmental regulations, there can be no assurance that changes in such regulations will not have a materially adverse effect on the Company’s financial condition or results of operations.  Possible effects include, but are not limited to, making costly changes to manufacturing, waste discharge or disposal processes and purchasing higher cost equipment or materials.

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

As of June 26, 2004, the Company had 7,599 employees.

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

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  After a period of increasing demand that extended through fiscal year 2000, the semiconductor industry, including the portions in which the Company participates, experienced dramatically decreased demand.  Although some of the causes of that decrease are known, including significant excess inventories in the hands of equipment manufacturers and other potential customers, it remains unclear what all the causes may have been.  In fiscal year 2004, Maxim achieved increases in net revenues and net income over fiscal year 2003 levels of 24.8% and 35.6%, respectively.  However, Maxim’s ability to achieve future revenue growth depends on whether, and the extent to which, demand for its products increases and reflects real end user demand and whether customer cancellations and delays of outstanding orders remain small.

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

Dependence on New Products, Process Technologies and Market Penetration

The Company’s future success will continue to depend on its continued ability to introduce new products and to develop new process technologies.  Semiconductor design and process technology are subject to rapid technological change, requiring a high level of expenditures for research and development.  Design and process development for the portions of the semiconductor market in which the Company participates are particularly challenging.  The success of new product introductions is dependent on several factors, including proper new product selection, timely product introduction, achievement of acceptable production test times and yields, and market acceptance.  From time to time, Maxim has not fully achieved its new product introduction and process development goals. There can be no assurance that the Company will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive substantial market acceptance.

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

Manufacturing Risks

The fabrication of integrated circuits is a highly complex and precise process.  Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage, or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional.  The Company has from time to time experienced lower-than-expected production yields and reliability problems, which have delayed product shipments and adversely affected gross margins. There can be no assurance that the Company will not experience a decrease in manufacturing yields or reliability or quality problems that could expose the Company to liability, product returns and product warranty claims.

The number of shippable dice per wafer for a given product is critical to the Company’s results of operations.  To the extent the Company does not achieve acceptable manufacturing yields or experiences delays in its wafer fabrication, wafer sort, assembly or final test operations, its results of operations could be adversely affected.  During periods of decreased demand, fixed wafer fabrication costs could have an adverse effect on the Company’s financial condition, gross margins, and results of operations.

The Company is currently in the process of ramping wafer manufacturing production at its wafer manufacturing facility located in San Antonio, Texas, and is converting to eight-inch wafer manufacturing at the wafer manufacturing facility located at Beaverton, Oregon, and developing new processes, which are necessary for the successful entry into significantly large markets, in anticipation of increased customer demand for its products. Should the Company be unsuccessful in completing the production ramp up at the San Antonio, Texas, wafer manufacturing facility, or conversion to eight-inch wafer manufacturing at its wafer manufacturing facility located at Beaverton, Oregon, or should customer demand fail to increase and the Company no longer needs the additional capacity, the Company’s financial position and results of operations could be adversely impacted.

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

Dependence on Independent Distributors and Sales Representatives

A portion of the Company’s sales is realized through independent electronics distributors and a limited portion of the Company’s sales is realized through independent sales representatives that are not under the control of the Company. Dallas Semiconductor continues to have a larger percentage of their sales through the distribution channel than the Maxim only business. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company’s products or terminate their representation of the Company. Payment terms for foreign distributors are substantially longer, either according to contract or by practice, than for U.S. customers. The Company generally requires foreign distributors to provide a letter of credit to the Company in an amount equal to the credit limit set for accounts receivable from such foreign distributors.  The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to the Company.  The Company does not require letters of credit from any of its domestic distributors and is not protected against accounts receivable default or bankruptcy by these distributors.  The inability to collect open accounts receivable could adversely affect the Company’s results of operations. Termination of a significant distributor, whether at the Company’s or the distributor’s initiative, could be disruptive to the Company’s current business.  If the Company were unable to find suitable replacements, terminations by significant distributors or representatives could have a material adverse impact on the Company.

Dependence on Independent Foundries, Subcontractors, Thailand Test Facility and Philippines Test and Shipping Facility

Although the Company has an internal capability to fabricate most of its wafers, Maxim remains dependent on outside silicon foundries for a small portion of its wafer fabrication.  None of the foundries currently used by Maxim is affiliated with the Company.  As is typical in the semiconductor industry, from time to time, the Company has experienced disruptions in the supply of processed wafers from these foundries due to quality problems, failure to achieve satisfactory electrical yields, and capacity limitations.  Procurement from foundries is done by purchase order and contracts.  If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company’s quality standards, the Company’s business and relationships with its customers for the limited quantities of products produced by these foundries would be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

Maxim relies on assembly subcontractors located in the Philippines, Malaysia, Thailand, Hong Kong, Singapore, Taiwan and South Korea to separate wafers into individual integrated circuits and package them.  None of the assembly subcontractors currently used by Maxim is affiliated with the Company. Reliability problems experienced by the Company’s assemblers could cause serious problems in delivery and quality resulting in potential product liability to the Company. In fiscal year 2004, the Company performed wafer sort operations for more than half of its wafers and final testing for about two-thirds of its products at a Philippines facility owned by the Company.  In the past, South Korea and the Philippines have experienced political disorders, labor disruptions, and natural disasters.  Although the Company has been affected by these problems, none has materially affected the Company’s revenues or costs to date.  However, similar problems in the future or more aggravated consequences of current problems, could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense.  The Thailand test facility will perform about 10% of the Company’s wafer sort and one-third of the Company’s final testing for its products in fiscal year 2005, but would not provide sufficient capacity to make up for a significant disruption in the Philippines test facility.

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

As previously noted, once testing has been completed, finished product is currently shipped to the Company’s finished goods location at its test facility in Cavite, the Philippines. In fiscal year 2005, the Company plans to establish a shipping operation at its test facility in Chonburi Province, Thailand.  Once established, finished product will be shipped directly from either Cavite, the Philippines or Chonburi Province, Thailand to customers worldwide or to other Company locations for sale to end customers or distributors. Should there be disruption for any reason to the shipping operations in Cavite, the Philippines or should the Company be unable to establish a shipping operation at its Thailand test facility, the Company might not be able to meet its revenue plan in the fiscal period.  Failure to meet the revenue plan may materially adversely impact the Company’s results of operations.

Availability and Quality of Materials, Supplies, and Subcontract Services

The semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide over time.  As a result of increasing demand from semiconductor manufacturers, availability of certain basic materials and supplies, such as polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and of subcontract services, like epitaxial growth, ion implantation and assembly of integrated circuits into packages, have from time to time, over the past few years, been in short supply and may be expected to come into short supply again if overall industry demand continues to increase in the future.  Maxim devotes continuous efforts to maintain availability of all required materials, supplies, and subcontract services.  However, Maxim does not have long-term agreements providing for all of these materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a materially adverse effect on Maxim’s ability to achieve its planned production.

A number of Dallas Semiconductor products, including nonvolatile Static Random Access Memory products (SRAMs), real time clocks, and iButton TM products use components such as static memory circuits, batteries, PC boards, and crystals that are purchased from third parties.  The Company anticipates that from time to time supplies of these components may not be sufficient to meet all customer requested delivery dates for products containing the components.  As a result of any such shortages, future sales and earnings from products using these components could be adversely affected.  Additionally, significant fluctuations in the purchase price for these components could affect gross margins for the products involved.  Suppliers could also discontinue the manufacture of such purchased products or could have quality problems that could affect the Company’s ability to meet customer commitments.  Quality problems experienced by suppliers could be impossible to reproduce or detect in a controlled environment, or could not be detected by the Company’s quality control procedures.  Should this occur, such defects may become part of the Company’s finished product which would ultimately be sold to customers.  If such defects cause quality control problems in the manufacture of customers’ end products or cause direct or indirect damages to either the Company’s customers or the ultimate end user, the Company may be liable for increased production costs at its customers and both direct and indirect damages caused by the defective product.  Such liability could have a material adverse impact on the Company’s results of operation and financial condition.

In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or fabrication equipment to a schedule or equipment performance specification that meets the Company’s requirements.  Delays in delivery of equipment needed for planned growth could adversely affect the Company’s ability to achieve its manufacturing and revenue plans in the future.

Protection of Proprietary Information

The Company relies upon both know-how and patents to develop and maintain its competitive position.  There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company’s products or that the confidentiality agreements upon which the Company relies will be adequate to protect its interests. Moreover, the laws of foreign countries do not protect proprietary rights to the same extent as the United States, and we may encounter problems in protecting our proprietary rights in these foreign countries.  Other companies have obtained patents covering a variety of semiconductor designs and processes, and the Company might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are found to be valid.  There can be no assurance that Maxim would be able to obtain licenses, if required, upon commercially reasonable terms.

Intellectual Property Litigation and Claims

The Company is subject to various legal proceedings and other similar claims that involve possible infringement of patent or other intellectual property rights of third parties.  Maxim is currently a defendant in lawsuits brought by Linear Technology Corporation (LTC) and Qualcomm, Inc. (Qualcomm) in which LTC and Qualcomm allege that Maxim has willfully infringed LTC and Qualcomm patents.  LTC and Qualcomm seek unspecified actual and treble monetary damages and permanent injunctions against Maxim.  In addition to the above, from time to time, the Company receives notices that its products or processes may be infringing the intellectual property rights of others.

If one or more of the Company’s products or processes were determined to infringe any such intellectual property rights, a court might enjoin the Company from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or to reengineer the Company’s products or processes in such a way as to avoid the alleged infringement.  In any of those cases, there can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms acceptable to the Company or that the Company would be able to reengineer its products or processes to avoid infringement.  An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a material portion of the Company’s products, a reduction or the elimination of the value of related inventories, and the assessment of a substantial monetary award for damages related to past sales which could have a material adverse effect on the Company’s result of operations and financial condition.

Insurance

The Company has insurance contracts with independent insurance companies that provide certain of its employees with health (medical and dental) benefits, worker’s compensation coverage, long term disability income coverage, life insurance coverage, and fiduciary insurance coverage for employee and Company funds invested under the Employee Retirement Income and Security Act.  The Company is self-insured with respect to medical benefits for most of its domestic (United States) employees. The Company has insurance contracts with independent insurance companies that provide coverage related to certain property insurance, employee, third party liability, worker’s compensation insurance, and automobile insurance.  In addition, the Company has insurance contracts that provide officer and director liability coverage for the Company’s officers and directors.  Other than the specific areas mentioned above, the Company is self-insured as it relates to most other risks and exposures.  Based on management’s assessment and judgment, the Company has determined that it is more cost effective to self-insure these risks than to incur the insurance premium costs. The risks and exposures the Company self insures include, but are not limited to, fire, property and casualty, natural disaster, product defects, political risk, general liability, patent infringement, and some employment practice matters. Should there be catastrophic loss from events such as fires, explosions, or earthquakes, among many other risks, or adverse court or similar decisions in any area in which the Company is self-insured, the Company’s financial condition, results of operations, and liquidity may be materially adversely affected.

Customer Supply Agreements

The Company enters into contracts with certain customers whereby the Company commits to supply quantities of specified parts at a predetermined scheduled delivery date.  Should the Company be unable to supply the customer with the specific part at the quantity and product quality desired at the scheduled delivery date, the customer may incur additional production costs.  In addition, the customer may incur lost revenues due to a delay in receiving the parts necessary to have the end product ready for sale to its customers or due to product quality issues which may arise.  Under the customer supply agreements, the Company may be liable for direct additional production costs or lost revenues.  The Company tries to limit such liabilities.  However, if products were not shipped on time or were quality deficient, the Company may be liable for damages.  Such liability, should it arise, may have a material adverse impact on the Company’s results of operation and financial condition.

Foreign Trade and Currency Exchange

Many of the materials and manufacturing steps in the Company’s products are supplied by foreign companies or by the Company’s operations abroad, such as its test operations in the Philippines and Thailand.  Approximately 70% of the Company’s net revenues in fiscal year 2004 were from foreign customers. Accordingly, both manufacturing and sales of the Company’s products may be adversely affected by political or economic conditions abroad.  In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries.  A change in current tariff structures or other trade policies could adversely affect the Company’s foreign manufacturing or marketing strategies.  Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company’s products to foreign customers or decrease the costs of products from the Company’s foreign competitors.

The Company is subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export, and sale of technologies by U.S. companies.  Failure to comply with such regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product, which could have a material impact on the Company’s results of operations and financial condition.

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

The Company does not maintain any key person life insurance policies on any of its officers or employees.

Reliance on Stock Options

The Company’s success depends to a significant extent upon the continued use of stock options as a compensation tool.  The Financial Accounting Standards Board (“FASB”) is encouraging all companies to treat the value of stock options granted to employees as an expense. The U.S. Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. On March 31, 2004, FASB issued a proposed statement which would eliminate the ability to account for stock-based compensation transactions using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and generally would require instead that such transactions be accounted for using the fair value based method.  If this change were to become mandatory, the Company and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would likely be recognized over the vesting period of the stock option. Currently, the Company is not required to record compensation expenses in connection with stock option grants to employees. If the Company were to elect, or were required to record, an expense for our stock-based compensation plans using the fair value method, the Company could have significant compensation charges.

If the FASB proposal is adopted, the Company may not be able to grant stock options to employees at the same levels as in the past, which could have a material adverse effect on the Company’s ability to attract, retain and motivate qualified personnel and as a result, on the Company’s results of operation and financial condition.

In addition, the Company plans to seek stockholder approval, at a special meeting to be held in September, as well as in the future, for increases in the number of shares available for grant under its option plan.  If such proposals do not receive stockholder approval, the Company may not be able to grant stock options to employees at the same levels as in the past, which could have a material adverse effect on the Company’s ability to attract, retain and motivate qualified personnel and as a result, on the Company’s results of operation and financial condition.

ITEM 2.	PROPERTIES

Maxim’s headquarters is located in Sunnyvale, California.  Manufacturing and other operations are conducted in several locations worldwide.  The following table provides certain information regarding the Company’s principal general offices and manufacturing facilities:

Owned Property Location	Use(s)	Approximate Floor Space

Sunnyvale, California	Corporate headquarters, office space, engineering, manufacturing, administration, customer services, shipping, and other	319,000 sq. ft.

San Jose, California	Wafer fabrication, office space, and administration	80,000 sq. ft.

N. Chelmsford, Massachusetts	Engineering, office space, and administration	30,000 sq. ft.

Beaverton, Oregon	Wafer fabrication, engineering, office space, shipping, and administration	226,000 sq. ft.

Hillsboro, Oregon	Engineering, manufacturing, office space and administration	325,000 sq. ft.

Dallas, Texas	Dallas Semiconductor headquarters, office space, engineering, manufacturing, administration, wafer fabrication, customer service, warehousing, shipping and other	705,000 sq. ft.

San Antonio, Texas	Wafer fabrication, office space, and administration	381,000 sq. ft.

Cavite, the Philippines	Manufacturing, engineering, office space, shipping, and administration	234,000 sq. ft.

Chonburi Province, Thailand	Manufacturing, engineering, office space and administration	144,000 sq. ft.

Leased Property Location	Use(s)	Approximate Floor Space

Samutprakarn Province, Thailand	Manufacturing, engineering, office space and administration	25,000 sq. ft.

In fiscal year 2004, the Company purchased from Philips Semiconductors a facility in San Antonio, Texas for $40 million in cash. The Company began wafer manufacturing operations at this facility in the fourth quarter of fiscal year 2004. In the first quarter of fiscal year 2005, the Company relocated test operation from its leased site in Samutprakarn Province, Thailand to the new facility located in Chonburi Province, Thailand.

In addition to the leased property listed in the table, the Company also leases sales, engineering, and manufacturing offices and other premises at various locations in the United States and overseas under operating leases.  These leases expire at various dates through the year 2014.  The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

The Company expects these buildings and the contiguous land to be adequate for its business purposes through fiscal year 2005.

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

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC.  The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent.  LTC appealed the decision. In June 2004, the appellate court remanded the matter to the trial court for trial. The Company then filed a request for rehearing on two issues. After making certain amendments to its opinion, the appellate court again remanded the matter for trial. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company.  However, were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

Qualcomm Inc. vs. Maxim Integrated Products, Inc., in the Federal District Court for the Southern District of California.

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc. patents.  Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003 and another in May 2004, and has added three more related patents. The Company is presently reviewing these claims and does not believe that the products in question infringe upon Qualcomm Inc. patents noted above.  In May 2004, the Company won a motion for summary judgment on the issue of the inducement of infringement by its customers. While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the Company’s financial condition, liquidity, or results of operation.  However, were Qualcomm to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq National Market under the symbol “MXIM”.  At June 26, 2004, there were 1,538 stockholders of record of the Company’s common stock as reported by EquiServe Trust Company, N.A.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2004 and 2003:

	Quarter Ended

Fiscal Year 2004	6/26/04	3/27/04	12/27/03	9/27/03

High	$52.28	$55.99	$53.31	$45.55
Low	$45.25	$44.38	$39.39	$34.10

	Quarter Ended

Fiscal Year 2003	6/28/03	3/29/03	12/28/02	9/28/02

High	$41.15	$40.51	$43.38	$41.72
Low	$33.85	$30.14	$21.35	$23.54

The Company paid $104.6 million ($0.32 per share) in cash dividends in fiscal year 2004, which was paid on a quarterly basis. The Company paid $25.9 million ($0.08 per share) in cash dividends in fiscal year 2003, which was paid on quarterly basis.  The Company paid no cash dividend in fiscal year 2002.

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s Proxy Statement for 2004 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information”.

(c) Information Required by Item 703 of Regulation S-K

The following table summarizes the activity related to stock repurchases for the fourth quarter of fiscal year 2004:

	Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Mar. 28, 2004 – Apr. 24, 2004	2,065,000	$48.49	2,065,000	4,018,352

Total for the Quarter	2,065,000	$48.49	2,065,000	4,018,352

All shares were repurchased pursuant to the Company’s share repurchase program authorized in March 2004 to repurchase up to 10 million shares, which has no expiration date. No shares were repurchased during the period from April 25, 2004 through June 26, 2004.  During the fourth quarter of fiscal year 2004, the Company purchased 2.1 million shares for $100.1 million. As of June 26, 2004, approximately 4.0 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to Maxim as of the dates and for the periods indicated.  The consolidated statements of income data set forth below for the five years ended June 26, 2004 and the consolidated balance sheet data at each year end for the five years ended June 26, 2004 have been derived from the Company’s consolidated financial statements, which have been audited. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto included elsewhere in this Report.

	Fiscal Year Ended

	June 26, 2004	June 28, 2003	June 29, 2002	June 30, 2001	June 24, 2000

	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$1,439,263	$1,153,219	$1,025,104	$1,576,613	$1,376,085
Cost of goods sold	433,358	348,264	312,223	537,148	503,801

Gross margin	$1,005,905	$804,955	$712,881	$1,039,465	$872,284
Gross margin%	69.9%	69.8%	69.5%	65.9%	63.4%

Operating income	$606,035	$447,036	$345,352	$445,166	$508,560
% of net revenues	42.1%	38.8%	33.7%	28.2%	37.0%

Net income	$419,752	$309,601	$259,183	$334,939	$373,083

Earnings per share:
Basic	$1.28	$0.96	$0.80	$1.03	$1.18

Diluted	$1.20	$0.91	$0.73	$0.93	$1.04

Shares used in the calculation of earnings per share:
Basic	326,731	322,106	325,527	325,736	316,887

Diluted	350,575	341,253	355,821	361,620	359,548

Dividends declared per share	$0.32	$0.08	$—	$0.02	$0.02

	June 26, 2004	June 28, 2003	June 29, 2002	June 30, 2001	June 24, 2000

	(Amounts in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short- term investments	$1,096,613	$1,164,007	$765,501	$1,220,352	$896,936
Working capital	$1,259,369	$1,348,725	$1,006,637	$1,373,715	$1,045,548
Total assets	$2,549,462	$2,367,962	$2,010,812	$2,430,531	$2,087,438
Stockholders’ equity	$2,112,318	$2,070,412	$1,741,151	$2,101,154	$1,719,939

Net income for fiscal year 2001 included merger and special charges of $163.4 million ($0.30 diluted earnings per share).  See Note 13 to the Notes to Consolidated Financial Statements for additional information on the “Merger and Special Charges.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as noted in Item 15 (a)(1).

Nature of Operations

Maxim Integrated Products, Inc. (the “Company”) designs, develops, manufactures, and markets linear and mixed-signal integrated circuits and is incorporated in the state of Delaware. The Company’s products include data converters, interface circuits, microprocessor supervisors, operational amplifiers, power supplies, multiplexers, delay lines, real-time clocks, microcontrollers, switches, battery chargers, battery management circuits, RF circuits, fiber optic transceivers, sensors, voltage references and T/E transmission products. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales offices throughout the world. The Company’s products are sold to customers in numerous markets, including automotive, communications, consumer, data processing, industrial control, instrumentation and medical imaging.

Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and require the Company to make its most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and selling, general and administrative expenses.  These policies and the estimates and judgments involved are discussed further below.  The Company has other key accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on the Company’s reported results of operations for a given period.

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

A portion of the Company’s sales is made to domestic distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of returns and other credits that will be issued to these distributors, the Company defers recognition of such sales and related cost of goods sold until the product is sold by the domestic distributors to their end customers.  Revenue on all shipments to international distributors is recognized upon shipment to the distributor, with appropriate provision of reserves for returns and allowances, as these distributors generally do not have price rebate or product return privileges other than non-warranty product return privileges. Accounts receivable from both domestic and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

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

Inventories

Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company’s standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary.  Because of the cyclicality of the market, inventory levels, obsolescence of technology, and product life cycles, the Company writes down inventories to net realizable value based on 12 months forecasted product demand.  Actual demand and market conditions may be lower than those projected by the Company.  This difference could have a material adverse effect on the Company’s gross margin should inventory write downs beyond those initially recorded become necessary.   Alternatively, should actual demand and market conditions be more favorable than those estimated by the Company, gross margin could be favorably impacted. During fiscal years 2004, 2003 and 2002, the Company had inventory write downs of $5.0 million, $11.9 million and $12.5 million, respectively, due primarily to work in process and finished goods inventory manufactured in excess of forecasted demand.

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

Accounting for Income Taxes

The Company records a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized.  In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered.  In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded.  This adjustment would increase income in the period such determination was made.  Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.  As of June 26, 2004, the Company had recorded a valuation allowance against the net deferred tax asset of $109.0 million attributable to the expected tax benefits on gains realized from the exercise of stock options, which if and when realized, will be recorded as a credit to additional paid-in-capital.

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

Results of Operations

Net Revenues

The Company reported net revenues of $1,439.3 million in fiscal year 2004, a 24.8% increase from net revenues of $1,153.2 million in fiscal year 2003. Net revenues increased by 5.1% from the fourth quarter of fiscal year 2003 to the first quarter of fiscal year 2004, and increased by 9.0% and 9.4% sequentially during the second and the third quarters of fiscal year 2004, respectively.  Net revenues increased by 13.8% from the third to fourth quarter of fiscal year 2004.  The increase in quarterly net revenues for fiscal year 2004 is primarily related to higher unit shipments resulting from increased order rates in the Company’s already existing proprietary and second-source products and the introduction of new proprietary products.

The Company reported net revenues of $1,153.2 million in fiscal year 2003, a 12.5% increase from net revenues of $1,025.1 million in fiscal year 2002.  Net revenues increased by 2.1% from the fourth quarter of fiscal year 2002 to the first quarter of fiscal year 2003 and remained flat during the second and third quarters of fiscal year 2003.  Net revenues increased by 3.1% from the third to fourth quarter of fiscal year 2003.  The increase in quarterly net revenues for fiscal year 2003 was primarily related to higher unit shipments resulting from the introduction of new proprietary products and increased order rates in the Company’s already existing proprietary and second-source products.

Approximately 70%, 67% and 66% of the Company’s net revenues in fiscal years 2004, 2003, and 2002, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim, Europe, and Japan. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company’s results of operations for fiscal years 2004, 2003, and 2002 was immaterial.

Gross Margin

The Company’s gross margin as a percentage of net revenues was 69.9% in fiscal year 2004 compared to 69.8% in fiscal year 2003. The gross margin percentage increased slightly from fiscal year 2003 to fiscal year 2004 due to lower manufacturing costs driven by increased manufacturing volumes and eight-inch wafer manufacturing which began in volume in fiscal year 2004. These improvements were offset by $5.9 million of discretionary employee bonuses awarded in the fourth quarter of fiscal year 2004 and $2.7 million of start up costs at the Company’s newly acquired wafer fabrication facility in San Antonio, Texas. Gross margins for both fiscal 2004 and fiscal 2003 were negatively impacted due to $5.0 million and $11.9 million of inventory write downs, respectively.

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

Research and Development

Research and development expenses were $306.3 million and $272.3 million for fiscal years 2004 and 2003, respectively, which represented 21.3% and 23.6% of net revenues, respectively. The increase in research and development expenses in absolute dollars is due to the $9.2 million of discretionary employee bonuses awarded in the fourth quarter of fiscal year 2004, the result of hiring additional engineers and increased mask expenses to support the Company’s new product development efforts.

Research and development expenses were $272.3 million and $275.5 million for fiscal years 2003 and 2002, respectively, which represented 23.6% and 26.9% of net revenues, respectively. The decrease in research and development expenses in absolute dollars was due to cost saving measures implemented by the Company. These cost saving measures included, but were not limited to, salary and wage reductions, reduced headcount and reductions in certain salary related expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses were $93.6 million and $85.6 million in fiscal years 2004 and 2003, respectively, which represented 6.5% and 7.4% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars in fiscal year 2004 is primarily related to $2.4 million of discretionary employee bonuses awarded in the fourth quarter of fiscal year 2004 and increased salary related expense which were mainly due to increases in headcount.

Selling, general and administrative expenses were $85.6 million and $92.0 million in fiscal years 2003 and 2002, respectively, which represented 7.4% and 9.0% of net revenues, respectively. The decrease in selling, general and administrative expenses both in terms of absolute dollars and as a percentage of net revenues in fiscal year 2003 was primarily due to the cost saving measures implemented by the Company during fiscal year 2003. These cost saving measures included, but were not limited to, salary and wage reductions, reduced headcount and reductions in certain salary related expenses.

Interest Income and Other, Net

Interest income and other, net increased to $20.5 million in fiscal year 2004 from $15.1 million in fiscal year 2003. The increase in interest income is due to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

Interest income and other, net decreased to $15.1 million in fiscal year 2003 from $41.5 million in fiscal year 2002. This decrease was due to significantly lower average interest rates combined with lower average levels of invested cash, cash equivalents, and short-term investments.

Provision for Income Taxes

The effective tax rate was 33.0% for fiscal years 2004, 2003 and 2002. The fiscal years 2004, 2003 and 2002 effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $39.3 million at June 26, 2004 is dependent primarily upon achieving future U.S. taxable income of $112.3 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income.  Levels of future taxable income are subject to the various risks and uncertainties discussed in “Item 1., Business - Trends, Risks and Uncertainties.”  An increase in the valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 132 (SFAS 132) (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106”. SFAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS 132 retains the disclosure requirements contained in the original FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information needs to be provided separately for pension plans and for other postretirement benefit plans. SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans is effective for fiscal years ending after June 15, 2004. Disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004. Disclosure of information for nonpublic entities is effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132 didn’t have a material impact on the Company’s financial condition, results of operations or liquidity.

Outlook

At the end of the fourth quarter of fiscal year 2004, backlog shippable within the next 12 months was approximately $529 million (compared to $227 million at the end of fiscal year 2003), including approximately $428 million (compared to $199 million at the end of fiscal year 2003) requested for shipment in the first quarter of fiscal year 2005.  Because the Company’s backlog of orders at any point is not necessarily based on firm, noncancelable orders and because the Company’s customers do in fact routinely cancel orders for their own convenience with little notice, backlog has limited value as a predictor of future revenues.

During the fourth quarter of fiscal year 2004, bookings were approximately $535 million, a 9% increase over the previous quarter’s level of $488 million. Turns orders received during the fourth quarter of fiscal year 2004 were approximately $170 million (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Compared with the third quarter of fiscal year 2004, bookings increased in all geographic regions except Europe, with the strongest bookings growth coming from Pacific Rim and Japan.

The fourth quarter of fiscal year 2004 results were generally consistent with the Company’s expectations. Net revenues increased approximately 13.8% over the third quarter of fiscal year 2004.  The Company believes that its net revenues will be higher in the first quarter of fiscal year 2005 than in the fourth quarter of fiscal year 2004.

With fiscal year 2005 expected to be another strong growth year, the Company has put in place the capacity, personnel, and infrastructure to support its fiscal year 2005 revenues. Continued successful execution will depend on its ability to recruit and retain the engineering talent that will forge new products in fiscal year 2005. It is the Company’s goal to hire over 1,000 employees during fiscal year 2005, and its employee stock option program will be a key tool in recruiting and retaining premier technical talent.

Financial Condition, Liquidity and Capital Resources

Overview

Total assets increased to $2,549.5 million at the end of fiscal year 2004, up from $2,368.0 million at the end of fiscal year 2003. Cash, cash equivalent and short-term investments decreased to $1096.6 million in fiscal year 2004 from $1,164.0 million in fiscal year 2003. This decrease was primarily due to the repurchase of 12.4 million shares of the Company’s common stock for $601.2 million; the purchase of $231.6 million of property, plant and equipment; and the payment of $104.6 million of dividends. The above decreases were offset by cash generated from operations of $695.5 million in fiscal 2004 and $183.9 million from employee stock option exercises and stock purchase plan purchases. Net accounts receivable increased to $197.2 million in fiscal year 2004 from $126.8 million in fiscal year 2003 due to the increase in net revenues from $1,153.2 million in fiscal year 2003 to $1,439.3 million in fiscal year 2004. Current deferred tax assets increased to $153.7 million in fiscal year 2004 from $136.2 million in fiscal year 2003 primarily due to timing differences between tax and financial reporting. Accounts payable increased to $93.9 million in fiscal year 2004 from $42.0 million in fiscal year 2003 primarily due to capital additions and additional expenses required to support the increased level of net revenues noted above. Accrued salary and related expense increased to $103.3 million in fiscal year 2004 from $70.5 million in fiscal year 2003 primarily due to increased headcount, increased salaries and salary related expenses required to support revenue growth. Noncurrent deferred tax liabilities increased to $114.4 million at the end of fiscal year 2004 from $77.6 million at the end of fiscal year 2003 primarily due to timing differences between tax and financial reporting related to plant and equipment depreciation.

Liquidity and Capital Resources

The Company’s primary sources of funds for fiscal years 2004, 2003, and 2002 has been from net cash generated from operating activities of approximately $695.5 million, $582.5 million and $403.8 million, respectively. In addition, the Company received approximately $183.9 million, $83.7 million and $109.3 million of proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan during fiscal years 2004, 2003, and 2002, respectively.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options. These tax benefits amounted to $152.5 million, $113.5 million and $140.0 million in fiscal years 2004, 2003, and 2002, respectively.

The principal uses of funds for fiscal years 2004, 2003, and 2002 were repurchases of $601.2 million, $153.9 million and $864.0 million of the Company’s common stock, purchases of property, plant and equipment of $231.6 million, $84.1 million and $90.4 million and dividends paid of $104.6 million, $25.9 million and $0, respectively. The Company will continue to repurchase its common stock in fiscal year 2005.  The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors.  See Note 14 “Common Stock Repurchases” of the Notes to Consolidated Financial Statements regarding repurchases of common stock.

The Company is subject to pending legal proceedings.  See Note 8 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for information regarding pending patent litigation.  Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position.  However, were LTC or Qualcomm to prevail in their claims against the Company, the Company’s operating results could be materially adversely affected.

As of June 26, 2004, the Company’s available funds consisted of $1,096.6 million in cash, cash equivalents, and highly liquid investment securities.  The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures,  common stock repurchases, and dividend payments for the next twelve months.

During the first quarter of fiscal year 2005, the Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock payable on August 31, 2004 to stockholders of record on August 16, 2004.

Contractual Obligation

The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligation as of June 26, 2004:

(Amounts in thousands)
	Fiscal Year

	2005	2006	2007	2008	2009	Thereafter	Total

Contractual obligations:
Noncancellable operating leases	$2,985	$2,003	$1,189	$843	$370	$171	$7,561

Off-Balance-Sheet Arrangements

As of June 26, 2004, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio, which includes U.S. Treasury, Federal Agency debt securities and repurchase agreements relating to such securities. Investments mature at frequent intervals during the year, at which time the funds are available for use in the business, or for reinvestment, as cash demands dictate. The Company places its investments only in high-quality financial instruments, limits the amount invested in any one institution or instrument, and limits portfolio duration. This policy is intended to reduce default risk, market risk, and reinvestment risk. The Company does not use derivative financial instruments in its investment portfolio. The fair value of the Company’s investment portfolio would vary by approximately $17 million by a change in market interest rates of 100 basis points. Exposure to interest rate fluctuations is mitigated by maintaining a laddered portfolio of investment instruments that mature at regular intervals over a three-year investment horizon. By creating a steady stream of cash from maturing investments, the Company intends to generate cash to meet business needs without liquidating investments.  At June 26, 2004, the Company’s investment portfolio had an expected weighted average return of 2.2% (1.5% at June 28, 2003) and a weighted maturity of 627 days (440 days at June 28, 2003).

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

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract.  The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities were immaterial in fiscal years 2004 and 2003. The Company had forward contracts to sell foreign currencies for $82.1 million and $60.5 million at June 26, 2004 and June 28, 2003, respectively. The fair market value of these forward contracts was $(1.5) million and $0.4 million at June 26, 2004 and June 28, 2003, respectively.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 26, 2004 and June 28, 2003 would have an insignificant impact on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in item 15 (a) of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Vice Presidents, of the effectiveness of our disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is properly and timely recorded, processed, summarized and reported.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than as follows, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Proposal 1 - Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934. ”

The officers of the Company, including executive officers and other Vice Presidents, are as follows:

Name	Age	Position

John F. Gifford	63	President, Chief Executive Officer and Chairman of the Board

Frederick G. Beck	66	Vice President

Tunc Doluca	46	Senior Vice President

Rob B. Georges	46	Vice President

Parviz Ghaffaripour	41	Vice President

Jennifer E. Gilbert	38	Vice President

Alan P. Hale	43	Vice President

Richard C. Hood	54	Vice President

Kenneth J. Huening	43	Vice President

Carl W. Jasper	48	Vice President Chief Financial Officer and Principal Accounting Officer

Nasrollah Navid, Ph. D.	55	Vice President

Pirooz Parvarandeh	44	Senior Vice President

Charles G. Rigg	60	Vice President

Vijay Ullal	45	Senior Vice President

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

Code of Business Conduct and Ethics

Maxim has built its reputation of integrity and ethical business practices and gained its credibility and trust from the Company’s stockholders, customers, suppliers and employees over time. The Company has adopted a code of ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder and is applicable to the Company’s employees, officers and non-employee directors, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The Company has posted its code of ethics on its website at www.maxim-ic.com/company/ and will provide it free of charge to general public upon request.  To the extent required by law, amendments to, and waivers from, the code of ethics will be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting such information on the Company’s website in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Performance Graph. “

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. “

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page

(a) The following are filed as part of this Report:

	(1)	Financial Statements.

		Consolidated Balance Sheets at June 26, 2004 and June 28, 2003	31

		Consolidated Statements of Income for each of the three years in the period ended June 26, 2004	32

		Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 26, 2004	33

		Consolidated Statements of Cash Flows for each of the three years in the period ended June 26, 2004	34

		Notes to Consolidated Financial Statements.	35-49

		Report of Ernst & Young LLP, Independent Public Registered Accounting Firm	50

	(2)	Financial Statement Schedule.

		The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.

		Schedule II - Valuation and Qualifying Accounts	51

		All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b)	Reports on Form 8-K.

On April 27, 2004, Maxim Integrated Products, Inc. furnished a report on Form 8-K announcing the Company’s earnings for the third quarter ended March 27, 2004, as presented in a press release dated April 27, 2004.

(c)	Exhibits.

See attached Index to Exhibits.

(d)	Financial Statement Schedules.

The financial statement schedule required by this Item is listed under Item 15(a), above.

CONSOLIDATED BALANCE SHEETS

	June 26, 2004	June 28, 2003

	(Amounts in thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$147,734	$210,841
Short-term investments	948,879	953,166

Total cash, cash equivalents and short-term investments	1,096,613	1,164,007

Accounts receivable, (net of allowance for doubtful accounts of $4,920 in 2004 and $5,118 in 2003)	197,158	126,760
Inventories	117,785	121,192
Deferred tax assets	153,694	136,180
Income tax refund receivable	2,212	11,246
Other current assets	10,652	5,257

Total current assets	1,578,114	1,564,642

Property, plant and equipment, at cost, less accumulated depreciation	942,186	769,885
Other assets	29,162	33,435

TOTAL ASSETS	$2,549,462	$2,367,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,856	$42,041
Income taxes payable	19,339	10,900
Accrued salary and related expenses	103,283	70,468
Accrued expenses	79,409	70,926
Deferred income on shipments to distributors	22,858	21,582

Total current liabilities	318,745	215,917

Other liabilities	4,000	4,000
Deferred tax liabilities	114,399	77,633

Total liabilities	437,144	297,550

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 2,000 shares Issued and outstanding: none	—	—
Common stock, $0.001 par value Authorized: 960,000 shares Issued and outstanding: 324,444 in 2004 and 324,637 in 2003	325	325
Additional paid-in capital	80,137	112,172
Retained earnings	2,038,820	1,956,491
Accumulated other comprehensive (loss) income	(6,964)	1,424

Total stockholders’ equity	2,112,318	2,070,412

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,549,462	$2,367,962

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

	(Amounts in thousands, except per share data)
Net revenues	$1,439,263	$1,153,219	$1,025,104
Cost of goods sold	433,358	348,264	312,223

Gross margin	1,005,905	804,955	712,881
Operating expenses:
Research and development	306,320	272,322	275,547
Selling, general and administrative	93,550	85,597	91,982

Total operating expenses	399,870	357,919	367,529

Operating income	606,035	447,036	345,352
Interest income and other, net	20,461	15,055	41,488

Income before provision for income taxes	626,496	462,091	386,840
Provision for income taxes	206,744	152,490	127,657

Net income	$419,752	$309,601	$259,183

Earnings per share:
Basic	$1.28	$0.96	$0.80

Diluted	$1.20	$0.91	$0.73

Shares used in the calculation of earnings per share:
Basic	326,731	322,106	325,527

Diluted	350,575	341,253	355,821

Dividends declared per share	$0.32	$0.08	$—

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive (Loss Income)	Total

	Shares	Par Value

	(Amounts in thousands)
Balance, June 30, 2001	330,236	$330	$351,652	$1,745,638	$3,534	$2,101,154
Components of comprehensive income:
Net income	—	—	—	259,183	—	259,183
Unrealized loss on forward-exchange contracts, net of tax	—	—	—	—	(1,911)	(1,911)
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(2,543)	(2,543)

Total comprehensive income						254,729

Exercises under the Stock Option and Purchase Plans	9,959	10	109,283	—	—	109,293
Repurchase of common stock	(20,134)	(20)	(545,987)	(318,005)	—	(864,012)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	139,987	—	—	139,987

Balance, June 29, 2002	320,061	320	54,935	1,686,816	(920)	1,741,151
Components of comprehensive income:
Net income	—	—	—	309,601	—	309,601
Unrealized gain on forward-exchange contracts, net of tax	—	—	—	—	1,383	1,383
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	961	961

Total comprehensive income						311,945

Exercises under the Stock Option and Purchase Plans	9,047	9	83,662	—	—	83,671
Repurchase of common stock	(4,471)	(4)	(139,898)	(14,047)	—	(153,949)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	113,473	—	—	113,473
Dividends declared and paid	—	—	—	(25,879)	—	(25,879)

Balance, June 28, 2003	324,637	325	112,172	1,956,491	1,424	2,070,412
Components of comprehensive income:
Net income	—	—	—	419,752	—	419,752
Unrealized loss on forward-exchange contracts, net of tax	—	—	—	—	(329)	(329)
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(8,059)	(8,059)

Total comprehensive income						411,364

Exercises under the Stock Option and Purchase Plans	12,224	12	183,844	—	—	183,856
Repurchase of common stock	(12,417)	(12)	(368,379)	(232,853)	—	(601,244)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	152,500	—	—	152,500
Dividends declared and paid	—	—	—	(104,570)	—	(104,570)

Balance, June 26, 2004	324,444	$325	$80,137	$2,038,820	$(6,964)	$2,112,318

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Increase (Decrease) in Cash and Cash Equivalents For the Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

	(Amounts in thousands)
Cash flows from operating activities:
Net income	$419,752	$309,601	$259,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	61,860	61,036	56,252
Tax benefit related to stock based compensation plans	152,500	113,473	139,987
Changes in assets and liabilities:
Accounts receivable	(70,398)	3,052	22,676
Inventories	3,407	18,014	23,450
Deferred taxes	23,500	48,404	6,404
Income tax refund receivable	9,034	41,918	(2,977)
Other current assets	(7,029)	106	4,044
Accounts payable	51,815	(3,243)	(55,637)
Income tax payable	8,439	267	(7,236)
Deferred income on shipments to distributors	1,276	(5,601)	(18,213)
All other accrued liabilities	41,298	(4,533)	(24,170)

Net cash provided by operating activities	695,454	582,494	403,763

Cash flows from investing activities:
Additions to property, plant and equipment	(231,618)	(84,060)	(90,374)
Other non-current assets	2,873	(5,148)	(9,587)
Purchases of available-for-sale securities	(1,002,154)	(1,620,085)	(1,298,660)
Proceeds from sales/maturities of available-for-sale securities	994,296	1,259,990	1,829,588

Net cash provided by (used in) investing activities	(236,603)	(449,303)	430,967

Cash flows from financing activities:
Issuance of common stock	183,856	83,671	109,293
Repurchase of common stock	(601,244)	(153,949)	(864,012)
Dividends paid	(104,570)	(25,879)	—

Net cash used in financing activities	(521,958)	(96,157)	(754,719)

Net increase (decrease) in cash and cash equivalents	(63,107)	37,034	80,011
Cash and cash equivalents:
Beginning of year	210,841	173,807	93,796

End of year	$147,734	$210,841	$173,807

Supplemental disclosures of cash flow information:
Cash paid (refunds received), net during the year for:
Income taxes	$13,275	$(51,562)	$(9,106)

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS

Maxim Integrated Products, Inc. (the Company) designs, develops, manufactures, and markets linear and mixed-signal integrated circuits and is incorporated in the state of Delaware. The Company’s products include data converters, interface circuits, microprocessor supervisors, operational amplifiers, power supplies, multiplexers, delay lines, real-time clocks, microcontrollers, switches, battery chargers, battery management circuits, RF circuits, fiber optic transceivers, sensors, voltage references and T/E transmission products. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales offices throughout the world. The Company’s products are sold to customers in numerous markets, including automotive, communications, consumer, data processing, industrial control, instrumentation, and medical imaging.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every sixth or seventh year will be a 53-week fiscal year. Fiscal years 2004 2003 and 2002 were 52-week years.

Certain prior-year amounts in the Consolidated Statement of Cash Flows and Notes to Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

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

The Company’s cash equivalents and short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income and other, net” in the Consolidated Statements of Income. Included in cash and cash equivalents at June 26, 2004 is $20.8 million of restricted cash.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S.-dollar-denominated cash flows are designated as cash flow hedges. These contracts are designed as cash flow hedges and recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than 6 months. The Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent of $82.1 million and $60.5 million at June 26, 2004 and June 28, 2003, respectively. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive (loss) income in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings, net during the period of change. The ineffective portion of the gains and losses on the derivatives has been immaterial in all periods presented. The net value of all contracts which hedge transactions that have affected earnings is classified within current assets. For contracts which hedge transactions that have not affected earnings (primarily backlog), a net gain is classified within current assets and a net loss is classified within current liabilities.

For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other income, net. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold. In fiscal years 2004 and 2003, no cash flow hedges were discontinued as a result of forecasted transactions that did not occur. Fair value of the contracts is determined by reference to liquidation value.

Inventories

Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value.  Because of the cyclicality of the market, inventory levels, obsolescence of technology, and product life cycles, the Company writes down inventories to net realizable value based on 12 months forecasted product demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years for machinery and equipment and up to 40 years for buildings and building improvements. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease.

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values.  If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life is compared against their respective carrying amounts.  In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A portion of the Company’s sales is made to domestic distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of returns and other credits that will be issued to these distributors, the Company defers recognition of such sales and related cost of goods sold until the product is sold by the domestic distributors to their end customers.  The Company estimates the provision for returns and price rebates based on historical experience and known future returns and price rebates.  Revenue on all shipments to international distributors is recognized upon shipment to the distributor, when the above criteria are met, with appropriate provision of reserves for returns and allowances, as these distributors generally do not have price rebate or product return privileges.  Accounts receivable from both domestic and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income.  Advertising expenses were $11.1 million, $13.2 million, and $16.7 million in fiscal years 2004, 2003, and 2002, respectively.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for its stock option and employee stock purchase plans using the intrinsic value method prescribed in Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.  In addition, the Company discloses pro forma information related to its stock plans according to Financial Accounting Standards Board Statement No. 123 (SFAS 123) “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

Under SFAS 148, the Company may elect to continue to account for the grant of stock options under APB Opinion 25, in which options granted with an exercise price equal to the fair market value on the date of grant do not require recognition of expense in the Company’s financial statements. Under SFAS 148, the Company is, however, required to provide pro forma disclosure regarding net income and earnings per share as if the Company had accounted for its employee stock options and employee stock purchase rights (including shares issued under 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan (ESP Plan), and Supplemental Nonemployee Stock Option Plan) granted subsequent to June 30, 1995, under the methodology prescribed by that statement. Since the Company has elected to account for the grant of options under APB Opinion No. 25, the following information is for disclosure purposes only.

The valuation of options granted in fiscal years 2004, 2003, and 2002 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Participation Plan

	2004	2003	2002	2004	2003	2002

Expected option holding period (in years)	4.8	4.5	4.5	0.5	0.5	0.5
Risk-free interest rate	2.9%	2.7%	4.4%	1.2%	1.3%	2.2%
Stock price volatility	0.42	0.43	0.61	0.42	0.43	0.61
Dividend yield	.63%	.46%	—	.63%	.46%	—

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

	Weighted Average Grant Date Value For the Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

Stock Option Plans	$15.63	$10.25	$19.58
Employee Stock Participation Plans	$11.63	$6.23	$13.15

As required under SFAS 148, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The adjusted amounts are as follows:

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

Net income – as reported	$419,752	$309,601	$259,183
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	134,734	139,684	171,713

Net income – pro forma	$285,018	$169,917	$87,470

Basic earnings per share – pro forma	$0.87	$0.53	$0.27

Diluted earnings per share – pro forma	$0.82	$0.50	$0.25

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.  See Note 3 “Earnings Per Share” of these Notes to Consolidated Financial Statements.

Indemnifications

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

Product Warranty

The Company warrants its products to its customers generally for one year from the date of shipment, but in certain cases for longer periods.  In certain other cases, the Company warrants products to include significant liability beyond the cost of replacing the product.  If there is a material increase in the rate of customer claims or our estimates of probable losses relating to specifically identified warranty exposures are inaccurate, we may record a charge against future cost of sales. Warranty expense has historically been immaterial to our financial statements.

Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims, worker’s compensation claims, and general liability.   Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims.  Amounts accrued for defective product claims, employment practice claims, worker’s compensation claims and general liability are included in accrued expenses.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic (United States) employees.   Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims are included in salary and salary related expenses.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In December 2003, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 132 (SFAS 132) (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106”. SFAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS 132 retains the disclosure requirements contained in the original FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information needs to be provided separately for pension plans and for other postretirement benefit plans. SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans is effective for fiscal years ending after June 15, 2004. Disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004. Disclosure of information for nonpublic entities is effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, allowances for doubtful accounts and customer returns, inventory reserves, reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future given available information.  Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

Concentration of Other Risks

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both in the United States and abroad; economic conditions specific to the semiconductor industry and to the analog portion of that industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability of materials, supplies, machinery and equipment; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and, to a small extent, wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$419,752	$309,601	$259,183

Denominator for basic earning per share	326,731	322,106	325,527
Effect of dilutive securities:
Stock options	23,844	19,147	30,294

Denominator for diluted earnings per share	350,575	341,253	355,821

Earnings per share:
Basic	$1.28	$0.96	$0.80

Diluted	$1.20	$0.91	$0.73

Approximately 12.4 million, 38.8 million, and 11.8 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for fiscal years 2004, 2003, and 2002, respectively.  These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 4: FINANCIAL INSTRUMENTS

Investments

In accordance with Statement of Financial Accounting Standard No 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities,” the Company recorded a net unrealized loss of $7.5 million on short-term investments at June 26, 2004.  The unrealized loss resulted from a increase in interest rates that occurred during fiscal year 2004. The Company believes the unrealized loss is temporary as the related available-for-sale investments will be held to maturity resulting in cash flow equal to face value. The Company recorded a net unrealized gain of $4.6 million on available-for-sale investments at June 28, 2003, which resulted from a decline in interest rates that occurred during fiscal year 2003. Fair market values are calculated based upon prevailing market quotes at the end of each fiscal year.

Available-for-sale investments at June 26, 2004 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(Amounts in thousands)
U.S. Treasury securities	$936,502	$30	$(7,395)	$929,137
Federal Agency Debt securities	19,903	—	(161)	19,742

	$956,405	$30	$(7,556)	$948,879

Available-for-sale investments at June 28, 2003 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(Amounts in thousands)
U.S. Treasury securities	$751,079	$4,374	$(352)	$755,101
Federal Agency Debt securities	197,483	582	—	198,065

	$948,562	$4,956	$(352)	$953,166

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company realized net gains of $0.1 million, $0.1 million, and $4.9 million for fiscal years 2004, 2003 and 2002, respectively. The Company’s portfolio of marketable securities by contractual maturity is as follows:

	June 26, 2004	June 28, 2003

	(Amounts in thousands)
Due in one year or less	$19,874	$612,235
Due after one year through three years	929,005	340,931

Total	$948,879	$953,166

Foreign exchange contracts

At June 26, 2004, and June 28, 2003, the Company held forward exchange contracts, all having maturities of less than one year, to exchange various foreign currencies for U.S. dollars in the amount of $82.1 million and $60.5 million, respectively. The table below summarizes, by currency, the notional amounts of the Company’s forward exchange contracts and net unrealized gain or loss at the end of fiscal years 2004 and 2003. The net unrealized gain or loss approximates the fair market value of these contracts.

	June 26, 2004		June 28, 2003

	Notional Amounts	Unrealized Gain (Loss)	Notional Amounts	Unrealized Gain (Loss)

	(Amounts in thousands)
Currency:
Japanese Yen	$45,726	$(636)	$27,622	$393
British Pound Sterling	21,092	(439)	18,203	(297)
Euro	14,056	(440)	13,627	221
Swiss Franc	1,233	(15)	1,047	34

	$82,107	$(1,530)	$60,499	$351

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation of the hedge position over the spot exchange rates at year-end. The Company attempts to control credit risk through credit approvals and monitoring procedures. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial in fiscal years 2004 and 2003.

NOTE 5:  INVENTORIES

The components of inventories consist of :

	June 26, 2004	June 28, 2003

	(Amounts in thousands)
Raw material	$14,713	$10,249
Work-in-process	73,833	79,687
Finished goods	29,239	31,256

	$117,785	$121,192

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 26, 2004	June 28, 2003

	(Amounts in thousands)
Land	$71,709	$56,387
Buildings and building improvements	348,042	322,803
Machinery and equipment	1,315,989	1,128,356

	1,735,740	1,507,546
Less accumulated depreciation	(793,554)	(737,661)

	$942,186	$769,885

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  OTHER ASSETS

Included in Other Assets at June 28, 2003 is $13.4 million of 4% senior secured convertible notes resulting from amounts loaned to a privately held semiconductor company. The notes were secured by a first priority lien on, or security interest in, substantially all the assets, including intellectual property, of this company.  This privately held semiconductor company ceased operations due to insolvency during fiscal year 2003.  Per the terms of the 4% senior secured convertible notes, the Company accelerated the maturity of said notes and foreclosed on its first priority lien and security interest. During the first quarter of fiscal 2004, the Company acquired substantially all the assets, including intellectual property of this privately held semiconductor company. The 4% senior secured convertible notes were converted to a long-term intangible asset which is being amortized over ten years, the estimated useful life of the associated intellectual property.  At June 26, 2004, the balance of intellectual property included in Other Assets was $10.5 million.

The intellectual property acquired by the Company is being used to design and develop new products as well as in some product currently in production.  As required by SFAS 144, the Company assessed the recoverability of the intellectual property.  Based on this assessment, as of June 26, 2004, the intellectual property is fully recoverable based on the projected discounted cash flows attributable to products designed and developed with this intellectual property.  Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

Also included in Other Assets in the Consolidated Balance Sheets at June 26, 2004, and at June 28, 2003 are loans to employees of approximately $7.2 million and $7.9 million, respectively. These loans are collateralized.  To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Litigation

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

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC.  The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent.  LTC appealed the decision.  In June 2004, the appellate court remanded the matter to the trial court for trial. The Company then filed a request for rehearing on two issues. After making certain amendments to its opinion, the appellate court again remanded the matter for trial. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position or liquidity of the Company.  However, were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or all of three Qualcomm Inc. patents.  Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003 and another in May 2004, and has added three more related patents. The Company is presently reviewing these claims and does not believe that the products in question infringe upon Qualcomm Inc. patents noted above.  In May 2004, the Company won a motion for summary judgment on the issue of the inducement of infringement by its customers. While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the Company’s financial condition, liquidity, or results of operation.  However, were Qualcomm to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

Contractual Obligation

The Company leases certain of its facilities under various operating leases that expire at various dates through 2014. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

Future annual minimum lease payments for all leased facilities are as follows:

Fiscal Year	(Amounts in thousands)

2005	$2,985
2006	2,003
2007	1,189
2008	843
2009	370
Thereafter	171

$7,561

Rent expense was approximately $3.6 million, $3.2 million, and $3.0 million in fiscal years 2004, 2003, and 2002, respectively.

NOTE 9:  COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts.  The components of other comprehensive income (loss) and related tax effects were as follows:

	For the Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

	(Amounts in thousands)
Change in unrealized (losses) gains on investments, net of tax
of $(4,086) in 2004, $416 in 2003, and $(1,391) in 2002	$(8,059)	$961	$(2,543)
Change in unrealized (losses) gains on forward exchange contracts,
net of tax of $(162) in 2004, $716 in 2003, and $(985) in 2002	(329)	1,383	(1,911)

Other comprehensive (loss) income	$(8,388)	$2,344	$(4,454)

Accumulated other comprehensive (loss) income presented in the Consolidated Balance Sheets at June 26, 2004 and June 28, 2003 consists of net unrealized (loss) gains on available-for-sale investments of $(5.0) million and $3.0 million, respectively, net unrealized losses on forward exchange contracts of $(0.5) million and $(0.1) million, respectively, and net foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  EMPLOYEE STOCK AND BENEFIT PLANS

Stock option and purchase plans

At June 26, 2004, the Company has reserved a total of 98,511,342 of its common shares for issuance to employees and certain others under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan (ESP Plan), and Supplemental Nonemployee Stock Option Plan. Under the plans, options are granted at a price not less than fair market value as determined by the Board of Directors or Plan administrator at the date of grant. Options granted under the stock option plans described above generally vest within five years and expire from five to ten years from the date of the grant or such shorter term as may be provided in the agreement. Under the 1987 Employee Stock Participation Plan, employees of the Company could purchase shares of common stock at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. During fiscal year 2004, the Company recorded $152,500,000 of tax payable benefit on the exercise of nonqualified stock options and on disqualifying dispositions under stock plans ($113,473,000 in fiscal year 2003 and $139,987,000 in fiscal year 2002).

Information with respect to activity under the stock option plans and ESP Plan is set forth below:

	Outstanding Options

	Shares Available for Grant	Numbers of Shares	Weighted Average Price Per Share

Balance, June 30, 2001	4,058,287	89,285,434	$24.20
Shares reserved	13,200,000	—	—
Options granted	(17,948,876)	17,948,876	$39.12
Options cancelled	2,730,123	(3,019,006)	$33.50
Options exercised	—	(9,959,279)	$10.27

Balance, June 29, 2002	2,039,534	94,256,025	$28.25
Shares reserved	14,000,000	—	—
Options granted	(19,432,732)	19,432,732	$28.32
Options cancelled	6,132,895	(6,406,967)	$37.94
Options exercised	—	(9,046,911)	$9.73

Balance, June 28, 2003	2,739,697	98,234,879	$29.30
Shares reserved	9,800,000	—	—
Options granted	(15,964,375)	15,964,375	$42.15
Options cancelled	5,195,039	(5,234,337)	$45.61
Options exercised	—	(12,223,936)	$14.25

Balance, June 26, 2004	1,770,361	96,740,981	$32.28

At June 26, 2004, 40,982,928 options to purchase shares of common stock were exercisable.  Options exercisable at June 28, 2003 and June 29, 2002 were 40,797,090 and 36,116,676, respectively.

The following table summarizes information about options outstanding at June 26, 2004:

	Outstanding Options			Options Exercisable

Range of Exercise Prices	Number Outstanding at June 26, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable a June 26, 2004	Weighted Average Exercise Price

$ 3.07 - $14.99	16,316,676	2.5	$ 10.45	15,612,002	$ 10.37
$15.00 - $24.99	15,836,000	6.0	$ 20.90	9,346,910	$ 20.46
$25.00 - $34.99	23,042,128	7.7	$ 32.93	4,994,866	$ 32.24
$35.00 - $44.99	23,499,919	7.7	$ 39.92	7,381,401	$ 39.62
$45.00 - $87.06	18,046,258	7.5	$ 51.20	3,647,749	$ 54.39

	96,740,981	6.5	$ 32.28	40,982,928	$ 24.52

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) retirement plan

The Company sponsors a 401(k) retirement plan (401(k) Plan) through Fidelity Investments, under which full-time U.S. employees may contribute, on a pretax basis, between 1% and 20% of their total annual income from the Company, subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The administration charge of the service provider, which the Company pays, was immaterial for fiscal year 2004.  Company contributions to the 401(k) Plan were $0.9 million, $0.7 million, and $2.6 million in fiscal years 2004, 2003 and 2002, respectively.

NOTE 11: INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

	(Amounts in thousands)
Federal
Current	$169,021	$95,032	$118,136
Deferred	22,169	45,685	(3,931)
State
Current	9,400	5,000	6,732
Deferred	1,326	2,710	1,483
Foreign
Current	4,828	4,063	5,292
Deferred	—	—	(55)

	$206,744	$152,490	$127,657

Pretax income from foreign operations was approximately $13.3 million, $9.2 million, and $17.0 million for the years ended June 26, 2004, June 28, 2003, and June 29, 2002, respectively.

The Company has enjoyed tax holidays with respect to its operations in Thailand and the Philippines.  All of the Company’s tax holidays expired by the end of fiscal year 2004, although a new tax holiday will start when the Company begins manufacturing operations in its new Thailand test facility in fiscal year 2005. The impact of these tax holidays was to increase net income by approximately $0 million, $0.2 million and $1.6 million during fiscal years 2004, 2003, and 2002, respectively.  At June 26, 2004, accumulated undistributed earnings of approximately $17.0 million are intended to be permanently reinvested outside the United States, and no federal tax has been provided on these earnings.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.3	1.3	1.5
General business credits	(0.6)	(1.1)	(0.5)
Export sales benefit	(2.9)	(2.5)	(2.7)
Other	0.2	0.3	(0.3)

	33.0%	33.0%	33.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of the Company’s deferred tax assets and liabilities are as follows:

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 26, 2004	June 28, 2003

	(Amounts in thousand)
Deferred tax assets:
Inventory valuation and reserves	$67,246	$60,164
Distributor related accruals and sales return and allowance accruals	19,687	22,406
Deferred revenue	3,224	3,727
Accrued compensation	27,042	18,173
Net operating loss carryovers	8,011	11,751
Tax credit carryovers	100,946	98,008
Impairment charge	9,694	13,125
Other reserves and accruals not currently deductible for tax reporting	21,006	16,016
Other	6,433	6,390

Total deferred tax assets	263,289	249,760

Deferred tax liabilities:
Fixed assets cost recovery	(110,814)	(76,003)
Other	(4,223)	(5,451)

Net deferred tax assets before valuation allowance	148,252	168,306
Valuation allowance	(108,957)	(109,759)

Net deferred tax assets	$39,295	$58,547

The valuation allowance of $109.0 million is attributable to the tax benefits on gains realized from the exercise of stock options, and when realized, will be recorded as a credit to additional paid-in-capital.  Realization of the net deferred tax assets is dependent upon the Company’s ability to generate future taxable income.

As of June 26, 2004, the Company has $6.9 million of foreign net operating loss carryforwards expiring at various dates between fiscal year 2005 and fiscal year 2007, $1.1 million of foreign net operating loss carryforwards with no expiration date and $108.4 million of state net operating loss carryforwards expiring at various dates between fiscal year 2006 and 2022.

As of June 26, 2004, the Company has $46.6 million of federal general business credit carryforwards expiring at various dates between fiscal year 2020 and fiscal year 2024, $55.8 million of state credit carryforwards with no expiration date and various other federal and state credit carryforwards with varying expiration dates.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

	(Amounts in thousands)
United States	$434,098	$380,748	$353,126
Europe	277,504	226,023	226,672
Pacific Rim	710,122	535,177	433,648
Rest of World	17,539	11,271	11,658

	$1,439,263	$1,153,219	$1,025,104

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net long-lived assets by geographic region were as follows:

	June 26, 2004	June 28, 2003

	(Amounts in thousands)
United States	$750,195	$689,176
Philippines	176,084	71,212
Rest of World	15,907	9,497

	$942,186	$769,885

NOTE 13:  MERGER AND SPECIAL CHARGES

In fiscal year 2001, the Company acquired Dallas Semiconductor, a leading supplier of specialty semiconductors. As a result of the merger, the Company recorded a charge that included merger costs and costs related to the reorganization of the Company’s sales organization, purchase order cancellation fees, and the reduction in the Company’s manufacturing workforce.

At June 28, 2003, the Company had a reserve balance of $1.6 million related to merger costs, $3.0 million related to purchase order cancellations fees, and $1.7 million related primarily to unresolved claims that resulted from the termination of certain sales representatives leaving a total remaining reserve balance of $6.0 million. During fiscal year 2004, the Company has cash payments against the reserve of approximately $0.4 million. During fiscal year 2004, the Company reclassified the remaining $1.5 million related to merger cost to salary and salary related accruals as these amounts are related to change in control payments under previously existing employment contracts and other non-employee director arrangements that will be paid out in future periods according to the terms of the related agreements. The remaining $4.5 million of merger reserves related to purchase order cancellation fees and sales representative termination claims was reclassified to legal related reserves.

The following table summarizes the activity related to the merger for fiscal years ended June 26, 2004 and June 28, 2003:

	Merger Costs	Severance	Purchase Order Cancellation Fees	Other	Total

Reserve balance at June 29, 2002	$1,723	$102	$3,228	$1,719	$6,772
Cash payments	(117)	(102)	(189)	—	(408)

Reserve balance at June 28, 2003	1,606	—	3,039	1,719	6,364
Cash payments	(61)	—	—	(298)	(359)
Reclassifications	(1,545)	—	(3,039)	(1,421)	(6,005)

Reserve balance at June 26, 2004	$—	$—	$—	$—	$—

NOTE 14:  COMMON STOCK REPURCHASES

In fiscal year 2002, the Board of Directors authorized the Company to repurchase up to 20 million shares of the Company’s common stock from time to time at the discretion of the Company’s management between the dates of such authorizations and the end of the Company’s fiscal year 2003. In May 2003, the Board of Directors extended the share repurchase authorizations noted above to the end of the Company’s fiscal year 2004. During fiscal year 2003, the Company repurchased approximately 4.5 million shares of common stock for $153.9 million. As of June 28, 2003, approximately 6.4 million shares remained available under the repurchase authorization.

On March, 2004, the Board of Directors authorized the Company to repurchase an additional 10 million shares of the Company’s common stock. This share repurchase authorization has no expiration date. During fiscal year 2004, the Company repurchased approximately 12.4 million shares of its common stock for $601.2 million.  As of June 26, 2004, approximately 4.0 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors. Common stock repurchased is retired and is not held as treasury stock.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  SUBSEQUENT EVENT (UNAUDITED)

During the first quarter of fiscal year 2005, the Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock payable on August 31, 2004 to stockholders of record on August 16, 2004.

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2004	6/26/04	3/27/04	12/27/03	9/27/03

	Unaudited
	(Amounts in thousands, except percentages and per share data)
Net revenues	$420,963	$370,023	$338,108	$310,169
Cost of goods sold	125,540	111,761	103,029	93,028

Gross margin	$295,423	$258,262	$235,079	$217,141
Gross margin%	70.2%	69.8%	69.5%	70.0%

Operating income	$181,243	$157,461	$141,675	$125,656
% of net revenues	43.1%	42.6%	41.9%	40.5%

Net income	$124,697	$109,163	$98,519	$87,373
Earnings per share
Basic	$0.39	$0.33	$0.30	$0.27

Diluted	$0.36	$0.31	$0.28	$0.25

Shares used in the calculation of earnings per share
Basic	323,240	328,247	329,188	326,247

Diluted	346,894	354,183	353,888	347,333

Dividends declared per share	$0.08	$0.08	$0.08	$0.08

	Quarter Ended
Fiscal Year 2003	6/28/03	3/29/03	12/28/02	9/28/02

	Unaudited
	(Amounts in thousands, except percentages and per share data)
Net revenues	$295,029	$286,232	$286,077	$285,881
Cost of goods sold	88,454	86,146	86,541	87,123

Gross margin	$206,575	$200,086	$199,536	$198,758
Gross margin%	70.0%	69.9%	69.7%	69.5%

Operating income	$118,374	$112,216	$111,095	$105,351
% of net revenues	40.1%	39.2%	38.8%	36.9%

Net income	$81,743	$77,604	$77,077	$73,177

Earnings per share
Basic	$0.25	$0.24	$0.24	$0.23

Diluted	$0.24	$0.23	$0.23	$0.22
Shares used in the calculation of earnings per share
Basic	324,821	322,905	321,199	319,498

Diluted	344,882	341,863	340,322	337,946

Dividends declared per share	$0.04	$0.02	$0.02	$—

Net income for the three months ended June 26, 2004 includes $17.5 million of discretionary bonuses awarded to employees.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Maxim Integrated Products, Inc.

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc., as of June 26, 2004 and June 28, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 26, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxim Integrated Products, Inc., at June 26, 2004 and June 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California
August 2, 2004

MAXIMINTEGRATED PRODUCTS, INC.

SCHEDULE II-VALUATION AND QUALIFYING
ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

	(Amounts in thousands)
Allowance for doubtful accounts
Year ended June 26, 2004	$5,118	$—	$198	$4,920
Year ended June 28, 2003	$5,687	$—	$569	$5,118
Year ended June 29, 2002	$5,791	$—	$104	$5,678
(1) Uncollectible accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2004	MAXIM INTEGRATED PRODUCTS, INC.

	By:	/s/ CARL W. JASPER

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

Signature	Title	Date

/s/ JOHN F. GIFFORD	President, Chief	September 9, 2004

John F. Gifford	Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ JAMES R. BERGMAN	Director	September 9, 2004

James R. Bergman

/s/ B. KIPLING HAGOPIAN	Director	September 9, 2004

B. Kipling Hagopian

/s/ M.D. SAMPELS	Director	September 9, 2004

M.D. Sampels

/s/ A.R. WAZZAN	Director	September 9, 2004

A.R. Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
Ernst & Young LLP
San Jose, California

Registrar/Transfer Agent
EquiServe Trust Company, N.A.
Boston, Massachusetts

Corporate Headquarters
120 San Gabriel Drive
Sunnyvale, California 94086
(408) 737-7600

Stock Listing
At June 26, 2004, there were 1,538 stockholders of record of the Company's common stock as reported by EquiServe Trust Company, N.A. Maxim common stock is traded on the Nasdaq National Market under the symbol “MXIM”.

Special Stockholder Meeting
The Board of Directors has called a special meeting of stockholders to be held on Friday, September 17, 2004 at 11:00 a.m. at the Company’s Event Center, 433 N. Mathilda Avenue, Sunnyvale, California 94086 to consider a proposal to add 13 million shares to the Company’s 1996 Stock Incentive Plan.

Annual Meeting
The annual meeting of stockholders will be held on Thursday, November 18, 2004 at 11:00 a.m. at the Company's Event Center, 433 N. Mathilda Avenue, Sunnyvale, California 94086.

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4

10.5 (4)	Agreement between John F. Gifford and the Company, dated as of July 14, 1987, as amended and restated(A)

10.8 (5)	The Company’s Form of Indemnity Agreement(A)

10.11 (6)	The Company’s Incentive Stock Option Plan, as amended(A)

10.12 (7)	The Company’s 1987 Supplemental Stock Option Plan, as amended(A)

10.13 (7)	The Company’s Supplemental Nonemployee Stock Option Plan, as amended(A)

10.14 (8)	The Company’s 1987 Employee Stock Participation Plan, as amended(A)

10.16 (8)	The Company’s 1996 Stock Incentive Plan, as amended(A)

10.17 (8)	Dallas Semiconductor Corporation – 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder(A)

10.18 (8)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder(A)

10.19 (8)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended (A)

10.20 (8)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended (A)

10.21 (8)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended(A)

10.22 (8)	Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated May 20, 1999, as amended(A)

10.23 (8)	Employment Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated April 11, 2001 (A)

10.24 (8)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended

10.25 (8)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended(A)

10.26 (8)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)

10.27 (8)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options(A)

10.28 (8)	Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)

10.29 (8)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers(A)

21.1	Subsidiaries of the Company

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 53)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A) Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

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