Form 10-Q
period 2004-09-25
MAXIM INTEGRATED PRODUCTS INC
filed 2004-11-04
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

Class: Common Stock,	Outstanding at October 22, 2004
$.001 par value	325,248,237 shares

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MAXIM INTEGRATED PRODUCTS, INC.

(Amounts in thousands)	September 25, 2004	June 26, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246,405	$147,734
Short-term investments	939,155	948,879

Total cash, cash equivalents and short-term investments	1,185,560	1,096,613

Accounts receivable, net	200,491	197,158
Inventories	135,818	117,785
Deferred tax assets	151,899	153,694
Income tax refund receivable	2,451	2,212
Other current assets	10,125	10,652

Total current assets	1,686,344	1,578,114
Property, plant and equipment, at cost, less accumulated depreciation	990,765	942,186
Other assets	28,922	29,162

TOTAL ASSETS	$2,706,031	$2,549,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,004	$93,856
Income taxes payable	44,850	19,339
Accrued salary and related expenses	107,183	103,283
Accrued expenses	92,160	79,409
Deferred income on shipments to distributors	22,994	22,858

Total current liabilities	357,191	318,745
Other liabilities	4,000	4,000
Deferred tax liabilities	118,649	114,399

Total liabilities	479,840	437,144

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	325	325
Additional paid-in capital	71,342	80,137
Retained earnings	2,157,419	2,038,820
Accumulated other comprehensive loss	(2,895)	(6,964)

Total stockholders’ equity	2,226,191	2,112,318

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,706,031	$2,549,462

 See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended

(Amounts in thousands, except per share data)	September 25, 2004	September 27, 2003

	(Unaudited)
Net revenues	$435,067	$310,169
Cost of goods sold	120,252	93,028

Gross margin	314,815	217,141

Operating expenses:
Research and development	79,097	70,096
Selling, general and administrative	25,062	21,389

Total operating expenses	104,159	91,485

Operating income	210,656	125,656
Interest income and other, net	5,729	4,751

Income before provision for income taxes	216,385	130,407
Provision for income taxes	71,840	43,034

Net income	$144,545	$87,373

Earnings per share:
Basic	$0.45	$0.27

Diluted	$0.42	$0.25

Shares used in the calculation of earnings per share:
Basic	324,668	326,247

Diluted	344,875	347,333

Dividend declared per share	$0.08	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended

(Amounts in thousands)	September 25, 2004	September 27, 2003

	(Unaudited)
Cash flows from operating activities:
Net income	$144,545	$87,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	18,685	14,995
Tax benefit related to stock based compensation plans	23,788	34,608
Changes in assets and liabilities:
Accounts receivable	(3,333)	(4,222)
Inventories	(18,033)	5,743
Deferred taxes	4,041	3,000
Income tax refund receivable	(239)	4,313
Other current assets	366	(3,988)
Accounts payable	(3,852)	7,582
Income taxes payable	25,511	(1,542)
Deferred income on shipments to distributors	136	1,087
All other accrued liabilities	16,651	6,563

Net cash provided by operating activities	208,266	155,512

Cash flows from investing activities:
Additions to property, plant and equipment	(66,344)	(22,955)
Other non-current assets	(109)	1,379
Purchases of available-for-sale securities	(328,985)	(602,833)
Proceeds from sales/maturities of available-for-sale securities	344,372	424,106

Net cash used in investing activities	(51,066)	(200,303)

Cash flows from financing activities:
Issuance of common stock	25,907	39,379
Repurchase of common stock	(58,490)	(15,460)
Dividends paid	(25,946)	(26,134)

Net cash used in financing activities	(58,529)	(2,215)

Net increase (decrease) in cash and cash equivalents	98,671	(47,006)
Cash and cash equivalents:
Beginning of period	147,734	210,841

End of period	$246,405	$163,835

Supplemental disclosures of cash flow information:
Income tax paid	18,738	2,659

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 25, 2004 are not necessarily indicative of the results to be expected for the entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 26, 2004.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June.  Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year.  Fiscal years 2005 and 2004 are 52-week fiscal years.

NOTE 2: STOCK-BASED COMPENSATION

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As required under SFAS 148, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	Three Months Ended

(Amounts in thousands, except per share data)	September 25, 2004	September 27, 2003

	(Unaudited)
Net income - as reported	$144,545	$87,373
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	36,829	16,141

Net income - pro forma	$107,716	$71,232

Basic earnings per share –as reported	$0.45	$0.27

Basic earnings per share -pro forma	$0.33	$0.22

Diluted earnings per share – as reported	$0.42	$0.25

Diluted earnings per share -pro forma	$0.31	$0.21

NOTE 3: INVENTORIES

Inventories consist of the following:

(Amounts in thousands)	September 25, 2004	June 26, 2004

	(Unaudited)
Raw materials	$17,025	$14,713
Work-in-process	80,205	73,833
Finished goods	38,588	29,239

	$135,818	$117,785

NOTE 4: OTHER ASSETS

Included in Other Assets at September 25, 2004 is $10.2 million of intellectual property. The intellectual property is being amortized  over ten years, which is its estimated useful life. The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production. As required by SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses the recoverability of the intellectual property whenever an indicator of impairment exists. There were no inidicators of impairment as of September 25, 2004. Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

Also included in Other Assets in the Consolidated Balance Sheets at September 25, 2004 are loans to employees of approximately $8.4 million. These loans are collateralized. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

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

	Three Months Ended

(Amounts in thousands, except per share data)	September 25, 2004	September 27, 2003

	(Unaudited)
Numerator for basic earnings per share and diluted earnings per share
Net income	$144,545	$87,373

Denominator for basic earning per share	324,668	326,247
Effect of dilutive securities:
Stock options	20,207	21,086

Denominator for diluted earnings per share	344,875	347,333

Earnings per share:
Basic	$0.45	$0.27

Diluted	$0.42	$0.25

Approximately 15.4 million and 24.9 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ending September 25, 2004 and September 27, 2003, respectively.  These options were excluded, as they were antidilutive. However, such options could be dilutive in the future.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at September 25, 2004 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months.  Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.  Interest earned on securities is included in “Interest income and other, net” in the Condensed Consolidated Statements of Income. Included in cash and cash equivalents at September 25, 2004 is $20.9 million of restricted cash.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended

(Amounts in thousands)	September 25, 2004	September 27, 2003

	(Unaudited)
United States	$114,150	$83,319
China	95,078	55,361
Japan	45,306	28,180
Rest of Asia	88,219	72,228
Europe	79,961	62,629
Rest of World	12,353	8,452

	$435,067	$310,169

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)	September 25, 2004	June 26, 2004

	(Unaudited)
United States	$768,962	$750,195
Philippines	193,939	176,084
Rest of World	27,864	15,907

	$990,765	$942,186

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts.  The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended

(Amounts in thousands)	September 25, 2004	September 27, 2003

	(Unaudited)
Change in unrealized gains (losses) on investments, net of tax of $1,869 and $(435), respectively	$3,794	$(653)
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $135 and $(152), respectively	275	(308)

	$4,069	$(961)

Accumulated other comprehensive income (loss) presented in the condensed consolidated balance sheet at September 25, 2004 consists of net unrealized losses on available-for-sale investments of $(1.2) million, net unrealized losses on forward exchange contracts of $(0.2) million, and net foreign currency translation adjustments of $(1.5) million.

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

On September 21, 2001, the Federal District Court for the Northern District of California issued an order dismissing the patent litigation action by LTC.  The Company had moved for summary judgment on a number of subjects, including noninfringement, invalidity and unenforceability of the patent.  LTC appealed the decision. In June 2004, the appellate court remanded the matter to the trial court for trial. The Company then filed a request for rehearing on two issues. After making certain amendments to its opinion, the appellate court again remanded the matter for trial. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the financial position or liquidity of the Company.  However, were LTC to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or more of Qualcomm’s patents.  Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003 and another in May 2004, and has added three more related patents. The Company is presently reviewing these claims and does not believe that the products in question infringe upon Qualcomm Inc. patents noted above.  In May 2004, the Company won a motion for summary judgment on the issue of the inducement of infringement by its customers. While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the financial condition or liquidity of the Company.  However, were Qualcomm to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

NOTE 10: INDEMNIFICATIONS

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, the Company has not accrued any amounts for our indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

NOTE 11: PRODUCT WARRANTY

The Company warrants its products to its customers generally for one year from the date of shipment, but in certain cases for longer periods. In certain other cases, the Company warrants products to include significant liability beyond the cost of replacing the product. If there is a material increase in the rate of customer claims or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may record a charge against future cost of sales. Warranty expense has historically been immaterial to the Company’s  financial statements.

NOTE 12: SELF-INSURANCE ACCRUALS

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMMON STOCK REPURCHASES

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

During the three months ended September 25, 2004, the Company repurchased approximately 1.3 million shares of its common stock for $58.5 million. As of September 25, 2004, approximately 2.7 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors. Common stock repurchased is retired and is not held as treasury stock.

NOTE 14: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (CEO) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation. Deferred payments bear interest at the rate equal to the interest rate that employees of the Company are required to pay the Company under the Company’s employee loan program. Deferred payments, including interest, are payable beginning upon the CEO’s termination as an employee or service provider to the Company, in approximately equal quarterly installments over a five year period, or upon his death, payable to his designated beneficiary, in a lump sum payment as soon as administratively possible or in the event of an unforeseeable emergency. As of September 25, 2004, the CEO’s deferred compensation balance, including interest thereon, totaled $18.6 million and is included in accrued salary and related expenses in the Consolidated Balance Sheets.

NOTE 15: SUBSEQUENT EVENT

During the second quarter of fiscal year 2005, the Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock payable on November 30, 2004 to stockholders of record on November 15, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

A portion of the Company’s sales is made to domestic distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with the levels of returns and other credits that will be issued to these distributors, the Company defers recognition of such sales and related cost of goods sold until the product is sold by the domestic distributors to their end customers. Revenue on all shipments to international distributors is recognized upon shipment to the distributor, with appropriate provision of reserves for returns and allowances, as these distributors generally do not have price rebate or product return privileges other than warranty product return privileges. Accounts receivable from both domestic and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Inventories

Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company’s standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclicality of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on 12 months forecasted product demand. Actual demand and market conditions may be lower than those projected by the Company. This difference could have a material adverse effect on the Company’s gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by the Company, gross margin could be favorably impacted.

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performs periodic reviews to determine whether indicators of impairment exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of the Company’s property, plant and equipment could differ from the Company’s estimates used in assessing the recoverability of these assets. These differences could result in additional impairment charges, which could have a material adverse impact on the Company’s results of operations.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $435.1 million and $310.2 million for the three months ended September 25, 2004 and September 27, 2003, respectively, an increase of 40.3%.  The increase in net revenues for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 is primarily due to higher unit shipments resulting from increased order rates on the Company’s already existing proprietary and second-source products and the introduction of new proprietary products.

During the three months ended September 25, 2004 and September 27, 2003, approximately 74% and 73%, respectively, of net revenues were derived from customers outside of the United States.  While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies.  The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three months ended September 25, 2004 and September 27, 2003 was immaterial.

Gross Margin

Gross margin as a percentage of net revenues was 72.4% and 70.0% for the three months ended September 25, 2004 and September 27, 2003, respectively.  The gross margin percentage for the three months ended September 25, 2004 as compared to the three months ended September 27, 2003 increased primarily due to continued improvement in manufacturing efficiencies. Gross margins for the three months ended September 25, 2004 and September 27, 2003 were negatively impacted due to $4.2 million and $2.2 million of inventory write downs in such periods, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Research and Development

Research and development expenses were $79.1 million and $70.1 million for the three months ended September 25, 2004 and September 27, 2003 respectively, which represented 18.2% and 22.6% of net revenues, respectively.  The increase in research and development expenses in absolute dollars is primarily due to hiring additional engineers to support the Company’s new product development efforts and increased salary related expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses were $25.1 million and $21.4 million for the three months ended September 25, 2004, and September 27, 2003, respectively, which represented 5.8% and 6.9% of net revenues, respectively.  The increase in selling, general, and administrative expenses in absolute dollars for the three months ended September 25, 2004 as compared to the three months ended September 27, 2003 is primarily due to increased headcount related expenses.

Interest Income and Other, Net

Interest income and other, net was $5.7 million and $4.8 million for the three months ended September 25, 2004, and September 27, 2003, respectively.  This increase was due to higher average interest rates offset slightly by lower average invested cash, cash equivalents, and short-term investments balances.

Income Taxes

The effective income tax rate for the three months ended September 25, 2004 and September 27, 2003 was 33.2% and 33.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $33.3 million at September 25, 2004 is dependent primarily upon achieving future U.S. taxable income of $90 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income.  Levels of future taxable income are subject to the various risks and uncertainties as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004.  An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

OUTLOOK

First quarter bookings were approximately $377 million, a 30% decrease from the fourth quarter’s level of $535 million. Turns orders received in the quarter were $117 million, a 31% decrease from the $170 million received in the fourth quarter of fiscal year 2004 (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings decreased in all geographic locations and for all business units. The Company believes that bookings exceeded consumption in the third and fourth quarters of fiscal year 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

First quarter ending backlog shippable within the next 12 months was approximately $458 million, including approximately $377 million requested for shipment in the second quarter of fiscal year 2005. The Company’s fourth quarter ending backlog shippable within the next 12 months was approximately $529 million, including approximately $428 million that was requested for shipment in the first quarter of fiscal year 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the three months ended September 25, 2004 were from net cash generated from operating activities of $208.3 million and proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan of 1.7 million shares in the amount of $25.9 million.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options.  These tax benefits amounted to $23.8 million in the three months ended September 25, 2004.

The principal uses of funds were the repurchase of 1.3 million shares of the Company’s common stock for $58.5 million, the payment of $25.9 million for dividends and the purchase of $66.3 million in property, plant and equipment.  The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, dividend payments, and operations for at least the next twelve months.  The Company plans to continue to repurchase its common stock in fiscal year 2005.  The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors.  See Note 13 of Notes to Condensed Consolidated Financial Statements regarding the status of the Company’s common stock repurchases.

The Company is subject to pending legal proceedings.  See Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding pending patent litigation.  Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position.  However, were LTC or Qualcomm to prevail in their claims against the Company, the Company’s operating results could be materially adversely affected.

The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligations as of September 25, 2004

(Amounts in thousands) (Unaudited)	Fiscal Year: 2005	2006	2007	2008	2009	2010 and thereafter	Total

Contractual obligations:
Noncancellable operating leases	$2,136	$1,995	$1,186	$838	$366	$172	$6,693

During the second quarter of fiscal year 2005, the Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock payable on November 30, 2004 to stockholders of record on November 15, 2004.

Off-Balance-Sheet Arrangements

As of September 25, 2004, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Forward-looking statements include, without limitation, the Company’s belief that the ultimate outcome of the LTC litigation, the Qualcomm litigation and any other pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company, the Company’s belief that it is more likely than not that net deferred tax assets will be realized, the Company’s assessment of its customers’ current ordering activities and demand for products, the Company’s belief that it possesses sufficient liquidity and capital resources to fund operations for at least the next twelve months, the Company’s expectation that it will continue to repurchase its common stock in fiscal year 2005, the Company’s continuous attempts to control and reduce expenses and the Company’s intention to use the intellectual property acquired from a privately-held semiconductor company.

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

In addition, future business could be adversely affected by technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market; the Company being unable to sustain its success in recruiting and retaining high-quality personnel; the Company’s success in the markets its products are introduced in; whether, and the extent to which, demand for the Company’s products increases and reflects real end-user demand; customer cancellations and delays of outstanding orders; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals; whether the Company is able to effectively and successfully manage manufacturing operations; whether the Company is able to successfully commercialize its new technologies; overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company’s semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; and other risk factors described in the Company’s filings with the Securities and Exchange Commission and in particular its report on Form 10-k for the fiscal year ended June 26, 2004.

All forward-looking statements are based on the Company’s current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry.  These statements are not guarantees of future performance and are subject to risk and uncertainty.  Actual results could differ materially from those predicted or implied in any such forward-looking statements.

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its annual reports on Form 10-K (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any current reports on Form 8-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Vice Presidents, of the effectiveness of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is properly and timely recorded, processed, summarized and reported.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          Information Required by Item 703 of Regulation S-K

The following table summarizes the activity related to stock repurchases for the first quarter of fiscal year 2005.

	Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of SharesPurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jun. 27, 2004 – Jul. 24, 2004	11,542	$48.66	11,542	4,006,810
Jul. 25, 2004 – Aug. 21, 2004	1,202,889	$44.81	1,202,889	2,803,921
Aug. 22, 2004 – Sep. 25, 2004	95,381	$42.19	95,381	2,708,540

Total for the Quarter	1,309,812	$44.66	1,309,812	2,708,540

All shares were repurchased pursuant to the Company’s share repurchase program authorized in March 2004 to repurchase up to 10 million shares, which has no expiration date. During the first quarter of fiscal year 2005, the Company purchased 1.3 million shares for $58.5 million. As of September 25, 2004, approximately 2.7 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on September 17, 2004. The following proposal was voted on by the Company’s stockholders and the results thereon:

Proposal 1: Ratification and approval of an amendment and restatement of the Company’s 1996 Stock Incentive Plan, as amended, increasing the number of shares available for issuance from 104.6 million to 117.6 million.

The proposal was ratified and approved with 157,062,990 votes in favor, 118,109,144 against, and 1,530,619 abstentions.

ITEM 6: EXHIBITS

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

ITEMS 1, 3 AND 5 OF PART II HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2004	MAXIM INTEGRATED PRODUCTS, INC.

(Date)	(Registrant)

/s/ CARL W. JASPER

CARL W. JASPER
Vice President, Chief Financial Officer
(For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

Exhibit Index

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).