Form 10-Q
period 2004-12-25
MAXIM INTEGRATED PRODUCTS INC
filed 2005-02-03
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 25, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☒    No   ☐

Class: Common Stock,	Outstanding at January 21, 2005

$.001 par value	326,714,570 shares

MAXIM INTEGRATED PRODUCTS, INC.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	Dec. 25, 2004	Jun. 26, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,414	$147,734
Short-term investments	1,122,270	948,879

Total cash, cash equivalents and short-term investments	1,286,684	1,096,613
Accounts receivable, net	179,682	197,158
Inventories	146,582	117,785
Deferred tax assets	152,254	153,694
Income tax refund receivable	1,400	2,212
Other current assets	10,593	10,652

Total current assets	1,777,195	1,578,114
Property, plant and equipment, net	1,003,965	942,186
Other assets	27,694	29,162

TOTAL ASSETS	$2,808,854	$2,549,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,740	$93,856
Income taxes payable	23,384	19,339
Accrued salary and related expenses	102,193	103,283
Accrued expenses	88,929	79,409
Deferred income on shipments to distributors	21,351	22,858

Total current liabilities	297,597	318,745
Other liabilities	4,000	4,000
Deferred tax liabilities	122,569	114,399

Total liabilities	424,166	437,144

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	326	325
Additional paid-in capital	120,685	80,137
Retained earnings	2,269,462	2,038,820
Accumulated other comprehensive loss	(5,785)	(6,964)

Total stockholders’ equity	2,384,688	2,112,318

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,808,854	$2,549,462

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

(Amounts in thousands, except per share data)	Dec. 25, 2004	Dec. 27, 2003	Dec. 25, 2004	Dec. 27, 2003

	(Unaudited)		(Unaudited)
Net revenues	$436,061	$338,108	$871,128	$648,277
Cost of goods sold	119,437	103,029	239,689	196,057

Gross margin	316,624	235,079	631,439	452,220

Operating expenses:
Research and development	81,035	71,211	160,132	141,307
Selling, general and administrative	25,324	22,193	50,386	43,582

Total operating expenses	106,359	93,404	210,518	184,889

Operating income	210,265	141,675	420,921	267,331
Interest income and other, net	6,225	5,369	11,954	10,120

Income before provision for income taxes	216,490	147,044	432,875	277,451
Provision for income taxes	71,875	48,525	143,715	91,559

Net income	$144,615	$98,519	$289,160	$185,892

Earnings per share:
Basic	$0.44	$0.30	$0.89	$0.57

Diluted	$0.42	$0.28	$0.84	$0.53

Shares used in the calculation of earnings per share:
Basic	325,660	329,188	325,164	327,718

Diluted	343,226	353,888	344,051	350,611

Dividends declared per share	$0.10	$0.08	$0.18	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

(Amounts in thousands)	Dec 25, 2004	Dec. 27, 2003

	(Unaudited)
Cash flows from operating activities:
Net income	$289,160	$185,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	37,819	29,274
Tax benefit related to stock based compensation plans	57,920	76,237
Changes in assets and liabilities:
Accounts receivable	17,476	(6,677)
Inventories	(28,797)	12,917
Deferred taxes	8,972	8,300
Income tax refund receivable	812	4,382
Other current assets	(857)	(6,489)
Accounts payable	(32,116)	15,170
Income taxes payable	4,045	(4,293)
Deferred income on shipments to distributors	(1,507)	83
All other accrued liabilities	8,430	13,132

Net cash provided by operating activities	361,357	327,928

Cash flows from investing activities:
Additions to property, plant and equipment	(97,757)	(92,950)
Other non-current assets	1,754	(735)
Purchases of available-for-sale securities	(634,506)	(880,714)
Proceeds from sales/maturities of available-for-sale securities	461,721	662,255

Net cash used in investing activities	(268,788)	(312,144)

Cash flows from financing activities:
Issuance of common stock	54,889	101,717
Repurchase of common stock	(72,260)	(116,034)
Dividends paid	(58,518)	(52,519)

Net cash used in financing activities	(75,889)	(66,836)

Net increase (decrease) in cash and cash equivalents	16,680	(51,052)
Cash and cash equivalents:
Beginning of period	147,734	210,841

End of period	$164,414	$159,789

Supplemental disclosures of cash flow information:
Income tax paid, net of refund	$71,967	$6,931

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared by Maxim Integrated Products, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 25, 2004 are not necessarily indicative of the results to be expected for the entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 26, 2004.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June.  Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year.  Fiscal years 2005 and 2004 are 52-week fiscal years.

NOTE 2: STOCK-BASED COMPENSATION

The Company accounts for its stock option and employee stock purchase plans using the intrinsic value method prescribed in Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. In addition, the Company discloses pro forma information related to its stock plans according to Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards (SFAS 148), “Accounting for Stock Based Compensation — Transition and Disclosure.”

Under SFAS 123, the Company may elect to continue to account for the grant of stock options under APB 25, in which options granted with an exercise price equal to the fair market value on the date of grant do not require recognition of expense in the Company’s financial statements. The Company is, however, required to provide pro forma disclosure regarding net income and earnings per share as if the Company had accounted for its employee stock options and employee stock purchase rights (including shares issued under 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan (ESP Plan), and Supplemental Nonemployee Stock Option Plan) granted subsequent to June 30, 1995, under the methodology prescribed by that statement. Since the Company has elected to account for the grant of options under APB 25, the following information is for disclosure purposes only.

As required under SFAS 148, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended

(Amounts in thousands, except per share data)	Dec. 25, 2004	Dec. 27, 2003	Dec. 25, 2004	Dec. 27, 2003

	(Unaudited)		(Unaudited)
Net income - as reported	$144,615	$98,519	$289,160	$185,892
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(37,657)	(38,391)	(74,486)	(54,532)

Net income - pro forma	106,958	60,128	214,674	131,360

Basic earnings per share - as reported	$0.44	$0.30	$0.89	$0.57

Basic earnings per share - pro forma	$0.33	$0.18	$0.66	$0.40

Diluted earnings per share - as reported	$0.42	$0.28	$0.84	$0.53

Diluted earnings per share - pro forma	$0.32	$0.17	$0.63	$0.37

NOTE 3: INVENTORIES

Inventories on the Condensed Consolidated Balance Sheets consist of the following:

(Amounts in thousands)	Dec. 25, 2004	Jun. 26, 2004

	(Unaudited)
Raw materials	$16,674	$14,713
Work-in-process	87,654	73,833
Finished goods	42,254	29,239

	$146,582	$117,785

NOTE 4: OTHER ASSETS

Included in other assets on the Condensed Consolidated Balance Sheet at December 25, 2004 is $8.4 million of intellectual property. The intellectual property is being amortized over ten years, which is its estimated useful life. The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production. As required by Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assessed the recoverability of the intellectual property whenever an indicator of impairment exists. There were no indicators of impairment as of December 25, 2004. Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

Also included in other assets in the Condensed Consolidated Balance Sheet at December 25, 2004 are loans to employees of approximately $8.9 million. These loans are collateralized. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options.  The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended

(Amounts in thousands, except per share data)	Dec. 25, 2004	Dec. 27, 2003	Dec. 25, 2004	Dec. 27, 2003

	(Unaudited)		(Unaudited)
Numerator for basic earnings per share and diluted earnings per share
Net income	$144,615	$98,519	$289,160	$185,892

Denominator for basic earning per share	325,660	329,188	325,164	327,718
Effect of dilutive securities:
Stock options	17,566	24,700	18,887	22,893

Denominator for diluted earnings per share	343,226	353,888	344,051	350,611

Earnings per share:
Basic	$0.44	$0.30	$0.89	$0.57

Diluted	$0.42	$0.28	$0.84	$0.53

Approximately 22.0 million and 9.6 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ending December 25, 2004 and December 27, 2003, respectively.  Approximately 21.9 million and 17.3 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the six months ending December 25, 2004 and December 27, 2003, respectively.  These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at December 25, 2004 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months.  Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income and other, net in the Condensed Consolidated Statements of Income. Included in cash and cash equivalents at December 25, 2004 is $21.0 million of restricted cash.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended

(Amounts in thousands)	Dec. 25, 2004	Dec. 27, 2003	Dec. 25, 2004	Dec. 27, 2003

	(Unaudited)		(Unaudited)
United States	$115,855	$90,128	$230,005	$173,447
China	97,507	63,700	192,585	119,061
Japan	48,354	34,677	93,660	62,857
Rest of Asia	82,578	76,470	170,797	148,698
Europe	80,799	63,847	160,760	126,476
Rest of World	10,968	9,286	23,321	17,738

	$436,061	$338,108	$871,128	$648,277

Net long-lived fixed assets by geographic region were as follows:

(Amounts in thousands)	Dec. 25, 2004	June 26, 2004

	(Unaudited)
United States	$762,516	$750,195
Philippines	201,554	176,084
Rest of World	39,895	15,907

	$1,003,965	$942,186

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts.  The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Six Months Ended

(Amounts in thousands)	Dec. 25, 2004	Dec. 27, 2003	Dec. 25, 2004	Dec. 27, 2003

	(Unaudited)		(Unaudited)
Change in unrealized gains (losses) on investments, net of tax of $(1,305), $(257), $564 and $(692), respectively	$(2,767)	$(520)	$1,027	$(1,173)
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $(61), $(267), $75 and $(419), respectively	(123)	(541)	152	(849)

Other Comprehensive Income (Loss)	$(2,890)	$(1,061)	$1,179	$(2,022)

Accumulated other comprehensive income (loss) presented in the Condensed Consolidated Balance Sheet at December 25, 2004 consists of net unrealized losses on investments of $(4.0) million, net unrealized losses on forward exchange contracts of $(0.3) million, and net foreign currency translation adjustments of $(1.5) million.

NOTE 9: INCOME TAXES

The Company is currently evaluating the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004.  The Company may decide to repatriate earnings to take advantage of these provisions, however, any such repatriations are not expected to have a material impact on the Company’s financial condition, results of operations and liquidity.

NOTE 10: CONTINGENCIES

On June 26, 1997, a complaint was filed by Linear Technology Corporation (LTC) naming the Company and certain other unrelated parties as defendants.  The complaint alleges that each of the defendants, including the Company, has willfully infringed, induced infringement and contributorily infringed LTC’s United States Patent 5,481,178 relating to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit, all of which has allegedly damaged LTC in an unspecified amount. The complaint further alleges that the Company’s actions have been, and continue to be, willful and deliberate and seeks a permanent injunction against the Company as well as unspecified actual and treble damages including costs, expenses, and attorneys fees. The Company answered the complaint on October 20, 1997, denying all of LTC’s substantive allegations and counterclaiming for a declaration that LTC’s patent is invalid and not infringed.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2002, Qualcomm Inc. filed and on February 4, 2003, Qualcomm Inc. served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or more of Qualcomm’s patents.  Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003 and another in May 2004, and has added three more related patents. The Company is presently reviewing these claims and does not believe that the products in question infringe upon Qualcomm patents.  In May 2004, the Company won a motion for summary judgment on the issue of the inducement of infringement by its customers. In January, 2005, Qualcomm brought a motion for a preliminary injunction to toll the Company’s production and sale of certain products for alleged misappropriation of Qualcomm’s trade secrets. The court denied this request but enjoined the Company from receiving any of Qualcomm’s confidential information from third parties.  While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the financial condition or liquidity of the Company.  However, were Qualcomm to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

NOTE 11: INDEMNIFICATION

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

NOTE 12: PRODUCT WARRANTY

The Company warrants its products to its customers generally for one year from the date of shipment, but in certain cases for longer periods. In certain other cases, the Company warrants products to include significant liability beyond the cost of replacing the product. If there is a material increase in the rate of customer claims or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may record a charge against future cost of goods sold. Warranty expense has historically been immaterial to the Company’s  financial statements.

NOTE 13: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims, worker’s compensation claims, and general liability.   Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims.  Amounts accrued for defective product claims, employment practice claims, worker’s compensation claims and general liability are included in accrued expenses in the Condensed Consolidated Balance Sheets.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: COMMON STOCK REPURCHASES

In fiscal year 2002, the Board of Directors authorized the Company to repurchase up to 20 million shares of the Company’s common stock from time to time at the discretion of the Company’s management between the dates of such authorizations and the end of the Company’s fiscal year 2003. In May 2003, the Board of Directors extended the share repurchase authorization noted above to the end of the Company’s fiscal year 2004. In March 2004, the Board of Directors authorized the Company to repurchase an additional 10 million shares of the Company’s common stock; such share repurchase authorization has no expiration date. During fiscal year 2004, the Company repurchased approximately 12.4 million shares of its common stock for $601.2 million. As of June 26, 2004, approximately 4.0 million shares remained available under the repurchase authorization.

During the six months ended December 25, 2004, the Company repurchased approximately 1.6 million shares of its common stock for $72.3 million. As of December 25, 2004, approximately 2.4 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, level of option exercise activity by the employee base and other factors.

NOTE 15: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (CEO) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation. Deferred payments bear interest at the rate equal to the interest rate that employees of the Company are required to pay the Company under the Company’s employee loan program. Deferred payments, including interest, are payable beginning upon the CEO’s termination as an employee or service provider to the Company, in approximately equal quarterly installments over a five year period, or upon his death, payable to his designated beneficiary, in a lump sum payment as soon as administratively possible or in the event of an unforeseeable emergency. As of December 25, 2004, the CEO’s deferred compensation balance, including interest thereon, totaled $23.5 million and is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 16: NEW ACCOUNTING PRONOUNCEMENT

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.”  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations and liquidity.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.”  SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined whether to use the modified prospective or the modified restrospective methods allowed by SFAS 123(R), nor has it determined its impact on the Company’s financial condition, results of operations and liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”“ SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 153 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations and liquidity.

NOTE 17: SUBSEQUENT EVENT

During the third quarter of fiscal year 2005, the Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock payable on March 1, 2005 to stockholders of record on February 14, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and require the Company to make its most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and selling, general and administrative expenses. These policies and the estimates and judgments involved are discussed further below. The Company has other key accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on the Company’s reported results of operations for a given period.

Revenue Recognition and Accounts Receivable Allowances

The Company recognizes revenue for sales to direct customers and sales to international distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred to the customer, collectibility of the resulting receivable is reasonably assured, there are no customer acceptance requirements and the Company does not have any significant post-shipment obligations. The Company estimates returns for sales to direct customers and international distributors based on historical return rates applied against current period gross revenues. Specific customer returns and allowances are considered in this estimate.

Sales to US distributors are made pursuant to agreements allowing the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing US distributors to rotate a small portion based on their previous 90 days of purchases.  Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to US distributors, the Company defers recognition of such revenue and related cost of goods sold until the product is sold by the US distributors to their end customers. Accounts receivable from direct customers, US distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms. In addition, the Company estimates returns for sales to domestic distributors based on historical return rates applied against current period gross revenues.

The Company makes estimates of potential future returns and sales allowances related to current period product revenue.  Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of returns and sales allowances.  Estimates made by the Company may differ from actual returns and sales allowances.  These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made.  To date, the Company has not experienced material write-offs of accounts receivable due to uncollectibility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Inventories

Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company’s standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclicality of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on 12 months forecasted product demand. Actual demand and market conditions may be lower than those projected by the Company. This difference could have a material adverse effect on the Company’s gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by the Company, gross margin could be favorably impacted in future periods.

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performs periodic reviews to determine whether indicators of impairment exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair market values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of the Company’s property, plant and equipment could differ from the Company’s estimates used in assessing the recoverability of these assets. These differences could result in additional impairment charges, which could have a material adverse impact on the Company’s results of operations.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $436.1 million and $338.1 million for the three months ended December 25, 2004 and December 27, 2003, respectively, an increase of 29.0%.  Net revenues were $871.1 million and $648.3 million for the six months ended December 25, 2004 and December 27, 2003, respectively, an increase of 34.4%. The increase in net revenues for both the three and six months ended December 25, 2004 as compared to the three and six months ended December 27, 2003 is primarily due to higher unit shipments of the Company’s products.

During the three months ended December 25, 2004 and December 27, 2003, approximately 73%, respectively, of net revenues were derived from customers outside of the United States.  During the six months ended December 25, 2004 and December 27, 2003, approximately 74% and 73%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies.  The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three and six months ended December 25, 2004 and December 27, 2003 was immaterial.

Gross Margin

Gross margin as a percentage of net revenues was 72.6% and 69.5% for the three months ended December 25, 2004 and December 27, 2003, respectively. The gross margin percentage for the three months ended December 25, 2004 as compared to the three months ended December 27, 2003 increased primarily due to continued improvement in manufacturing efficiencies. Gross margins for the three months ended December 25, 2004 was negatively impacted due to $4.5 million of inventory write downs.

Gross margin as a percentage of net revenues was 72.5% and 69.8% for the six months ended December 25, 2004 and December 27, 2003, respectively.  The gross margin percentage for the six months ended December 25, 2004 as compared to the six months ended December 27, 2003 increased primarily due to continued improvement in manufacturing efficiencies. Gross margins for the six months ended December 25, 2004 and December 27, 2003 were negatively impacted due to $8.7 million and $2.2 million of inventory write downs, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Research and Development

Research and development expenses were $81.0 million and $71.2 million for the three months ended December 25, 2004, and December 27, 2003, respectively, which represented 18.6% and 21.1% of net revenues, respectively.  The increase in research and development expenses in absolute dollars is primarily due to $5.8 million resulting from hiring additional engineers to support the Company’s research and development efforts and increases in salary related expenses.

Research and development expenses were $160.1 million and $141.3 million for the six months ended December 25, 2004, and December 27, 2003, respectively, which represented 18.4% and 21.8% of net revenues, respectively.  The increase in research and development expenses in absolute dollars is primarily due to $15.3 million resulting from hiring additional engineers to support the Company’s research and development efforts and increases in salary related expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses were $25.3 million and $22.2 million for the three months ended December 25, 2004, and December 27, 2003, respectively, which represented 5.8% and 6.6% of net revenues, respectively.  The increase in selling, general, and administrative expenses in absolute dollars for the three months ended December 25, 2004 as compared to the three months ended December 27, 2003 is primarily due to $1.3 million increase in headcount related expenses and $0.9 million increase in advertising and marketing costs.

Selling, general and administrative expenses were $50.4 million and $43.6 million for the six months ended December 25, 2004, and December 27, 2003, respectively, which represented 5.8% and 6.7% of net revenues, respectively.  The increase in selling, general, and administrative expenses in absolute dollars for the six months ended December 25, 2004 as compared to the six months ended December 27, 2003 is primarily due to $3.0 million increase in headcount related expenses, $2.0 million increase in legal expenses and $1.9 million increase in advertising and marketing costs.

Interest Income and Other, Net

Interest income and other, net was $6.2 million and $12.0 million for the three and six months ended December 25, 2004, respectively, compared to $5.4 million and $10.1 million for the three and six months ended December 27, 2003, respectively.  The increase in interest income and other, net for three and six months ended December 25, 2004 as compared to the three and six months ended December 27, 2003 is primarily due to higher average interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Income Taxes

The effective income tax rate for the three and six months ended December 25, 2004 and December 27, 2003 was 33.2% and 33.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $29.7 million at December 25, 2004 is dependent primarily upon achieving future U.S. taxable income of $80.2 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income.  Levels of future taxable income are subject to the various risks and uncertainties as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Recently Issued Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.”  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations and liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.”  SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined whether to use the modified prospective or the modified restrospective methods allowed by SFAS 123(R), nor has it determined its impact on the Company’s financial condition, results of operations and liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”“ SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 153 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations and liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

BOOKINGS AND BACKLOG

Bookings during the second quarter of fiscal year 2005 were approximately $353 million, a 6% decrease from the first quarter of fiscal year 2005’s level of $377 million. Turns orders received during the second quarter of fiscal year 2005 were $122 million, a 4% increase from the $117 million received during the first quarter of fiscal year 2005 (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings decreased in all geographic locations during the second quarter of fiscal year 2005 except Europe, where bookings improved modestly.

Second quarter of fiscal year 2005 ending backlog shippable within the next 12 months was approximately $370 million, including approximately $300 million requested for shipment in the third quarter of fiscal year 2005. The Company’s first quarter of fiscal year 2005 ending backlog shippable within the next 12 months was approximately $458 million, including approximately $377 million that was requested for shipment in the second quarter of fiscal year 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the six months ended December 25, 2004 were from net cash generated from operating activities of $361.4 million and proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan of 3.6 million shares in the amount of $54.9 million.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options.  These tax benefits amounted to $57.9 million in the six months ended December 25, 2004.

The principal uses of funds for the six months ended December 25, 2004 were the repurchase of 1.6 million shares of the Company’s common stock for $72.3 million, the payment of $58.5 million for dividends and the purchase of $97.8 million in property, plant and equipment.  The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, dividend payments, and operations for at least the next twelve months.  The Company plans to continue to repurchase its common stock in fiscal year 2005.  The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, level of option exercise activity by the employee base and other factors.  See Note 14 of Notes to Condensed Consolidated Financial Statements regarding the status of the Company’s common stock repurchases.

The Company is subject to pending legal proceedings.  See Note 10 of the Notes to Condensed Consolidated Financial Statements for information regarding pending litigation.  Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position.  However, were LTC or Qualcomm to prevail in their claims against the Company, the Company’s operating results could be materially adversely affected.

The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligations as of December 25, 2004:

(Amounts in thousands)	Fiscal Year: 2005	2006	2007	2008	2009	2010 and thereafter	Total

(Unaudited)
Contractual obligations:
Noncancellable operating leases	$1,760	$2,813	$1,530	$954	$458	$227	$7,742

During the third quarter of fiscal year 2005, the Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock payable on March 1, 2005 to stockholders of record on February 14, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Off-Balance-Sheet Arrangements

As of December 25, 2004, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Forward-looking statements include, without limitation, the Company’s expectation that repatriating earnings to take advantage of the American Jobs Creation Act of 2004 will not have a material impact on its financial condition, results of operations and liquidity; the Company’s belief that the ultimate outcome of the LTC litigation, the Qualcomm litigation and any other pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company; the Company’s belief that the adoption of the provisions of SFAS 151 and SFAS 153 will not have a material impact on the Company’s financial condition, results of operations and liquidity; the Company’s belief that it is more likely than not that net deferred tax assets will be realized; the Company’s belief that it possesses sufficient liquidity and capital resources to fund operations for at least the next twelve months; the Company’s expectation that it will continue to repurchase its common stock in fiscal year 2005; the Company’s continuous attempts to control and reduce expenses; the Company’s continued use of the intellectual property acquired from a privately-held semiconductor company; and the Company’s table summarizing the effect on liquidity and cash flows from the Company’s contractual obligations as of December 25, 2004.

Actual results could differ materially from those forecasted based upon, among other things, unexpected interpretations of the American Jobs Creation Act of 2004; unexpected outcomes in the Company’s pending litigation and legal proceedings; unexpected interpretations of SFAS 151 and SFAS 153; unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets; unexpected decline in cash flow; the Company’s ability to repurchase its common stock at favorable prices;  the Company’s effectiveness in controlling and reducing expenses; the Company’s ability to use the intellectual property from a privately-held company; and unexpected interpretations of the Company’s contractual obligations as of December 25, 2004.

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

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is properly and timely recorded, processed, summarized and reported.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          Information Required by Item 703 of Regulation S-K

The following table summarizes the activity related to stock repurchases for the second quarter of fiscal year 2005.

	Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sep. 26, 2004 – Oct. 23, 2004	45,580	$43.89	45,580	2,662,960
Oct. 24, 2004 – Nov. 20, 2004	167,282	$43.95	167,282	2,495,678
Nov. 21, 2004 – Dec. 25, 2004	104,954	$42.08	104,954	2,390,724

Total for the Quarter	317,816	$43.33	317,816	2,390,724

All shares were repurchased pursuant to the Company’s share repurchase program authorized in March 2004 to repurchase up to 10 million shares, which has no expiration date. During the second quarter of fiscal year 2005, the Company purchased 0.3 million shares for $13.8 million. As of December 25, 2004, approximately 2.4 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, level of option exercise activity by the employee base and other factors.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 18, 2004.  The following proposals were voted on by the Company’s Stockholders and results obtained thereon:

Proposal 1: Election of Directors

The following directors were elected as directors by the votes indicated:

Nominee	Votes in Favor	Votes Withheld

James R. Bergman	195,712,427	98,860,578
John F. Gifford	220,363,388	74,209,618
B. Kipling Hagopian	270,443,447	24,129,559
M.D. Sampels	211,511,557	83,061,449
A.R. Frank Wazzan	266,428,831	28,144,175

Proposal 2: Ratification and approval of amendment to the Company’s 1987 Employee Stock Participation Plan, as amended, increasing the number of shares available for issuance by 1,500,000 shares from 15,051,567 shares to 16,551,567 shares

The proposal was ratified and approved with 249,785,275 votes in favor, 11,759,945 against, and 1,575,075 abstentions.

Proposal 3: Ratification of Selection of Ernst and Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending June 25, 2005

The selection of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2005 was ratified with 286,373,620 votes in favor, 6,705,067 votes against, and 1,494,318 abstentions.

ITEM 6: EXHIBITS

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

February 3, 2005	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

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