Form 10-Q
period 2005-03-26
MAXIM INTEGRATED PRODUCTS INC
filed 2005-05-05
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 26, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _________ to _________

COMMISSION FILE NO. 0-16538

MAXIM INTEGRATED PRODUCTS, INC.
 (Exact name of Registrant as specified in its charter)

DELAWARE	94-2896096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

120 SAN GABRIEL DRIVE
SUNNYVALE, CALIFORNIA	94086
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
          Yes ☒  No ☐

Class: Common Stock,	Outstanding at April 22, 2005

$0.001 par value	327,967,265 shares

MAXIM INTEGRATED PRODUCTS, INC.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Mar. 26, 2005	Jun. 26, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,482	$147,734
Short-term investments	1,260,744	948,879

Total cash, cash equivalents and short-term investments	1,403,226	1,096,613
Accounts receivable, net	192,380	197,158
Inventories	159,463	117,785
Deferred tax assets	146,406	153,694
Income tax refund receivable	1,400	2,212
Other current assets	9,799	10,652

Total current assets	1,912,674	1,578,114
Property, plant and equipment, net	999,403	942,186
Other assets	27,624	29,162

TOTAL ASSETS	$2,939,701	$2,549,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,157	$93,856
Income taxes payable	16,145	19,339
Accrued salary and related expenses	109,605	103,283
Accrued expenses	95,727	79,409
Deferred income on shipments to distributors	20,095	22,858

Total current liabilities	291,729	318,745
Other liabilities	4,000	4,000
Deferred tax liabilities	140,107	114,399

Total liabilities	435,836	437,144

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Common stock	328	325
Additional paid-in capital	152,825	80,137
Retained earnings	2,362,317	2,038,820
Accumulated other comprehensive loss	(11,605)	(6,964)

Total stockholders’ equity	2,503,865	2,112,318

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,939,701	$2,549,462

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended

(In thousands, except per share data)	Mar. 26, 2005	Mar. 27, 2004	Mar. 26, 2005	Mar. 27, 2004

Net revenues	$400,188	$370,023	$1,271,316	$1,018,300
Cost of goods sold	111,896	111,761	351,585	307,818

Gross margin	288,292	258,262	919,731	710,482

Operating expenses:
Research and development	83,141	77,255	243,273	218,562
Selling, general and administrative	24,713	23,546	75,099	67,128

Total operating expenses	107,854	100,801	318,372	285,690

Operating income	180,438	157,461	601,359	424,792
Interest income and other, net	7,492	5,469	19,446	15,589

Income before provision for income taxes	187,930	162,930	620,805	440,381
Provision for income taxes	62,393	53,767	206,108	145,326

Net income	$125,537	$109,163	$414,697	$295,055

Earnings per share:
Basic	$0.38	$0.33	$1.27	$0.90

Diluted	$0.37	$0.31	$1.21	$0.84

Shares used in the calculation of earnings per share:
Basic	326,945	328,247	325,758	327,894

Diluted	342,720	354,183	343,607	351,801

Dividends declared per share	$0.10	$0.08	$0.28	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended

(In thousands)	Mar 26, 2005	Mar. 27, 2004

Cash flows from operating activities:
Net income	$414,697	$295,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	57,101	43,571
Tax benefit related to stock based compensation plans	87,338	112,737
Changes in assets and liabilities:
Accounts receivable	4,778	(35,663)
Inventories	(41,678)	17,826
Deferred taxes	35,279	11,708
Income tax refund receivable	812	4,382
Other current assets	230	(3,249)
Accounts payable	(43,699)	43,388
Income taxes payable	(3,194)	8,202
Deferred income on shipments to distributors	(2,763)	(654)
All other accrued liabilities	22,640	20,292

Net cash provided by operating activities	531,541	517,595

Cash flows from investing activities:
Additions to property, plant and equipment	(111,556)	(162,749)
Other non-current assets	1,358	684
Purchases of available-for-sale investments	(883,881)	(885,822)
Proceeds from sales/maturities of available-for-sale investments	563,133	864,902

Net cash used in investing activities	(430,946)	(182,985)

Cash flows from financing activities:
Issuance of common stock	82,066	143,479
Repurchase of common stock	(96,713)	(501,117)
Dividends paid	(91,200)	(78,780)

Net cash used in financing activities	(105,847)	(436,418)

Net decrease in cash and cash equivalents	(5,252)	(101,808)
Cash and cash equivalents:
Beginning of period	147,734	210,841

End of period	$142,482	$109,033

Supplemental disclosures of cash flow information:
Income tax paid, net of refund	$85,873	$8,301

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Unaudited

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared by Maxim Integrated Products, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 26, 2005 are not necessarily indicative of the results to be expected for the entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 26, 2004. The Balance Sheets as of June 26, 2004 was derived from audited consolidated financial statements.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June.  Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year.  Fiscal years 2005 and 2004 are 52-week fiscal years.

Certain amounts in the Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

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

Under SFAS 123, the Company may elect to continue to account for the grant of stock options under APB 25, in which options granted with an exercise price equal to the fair market value on the date of grant do not require recognition of expense in the Company’s financial statements. The Company is, however, required to provide pro forma disclosure regarding net income and earnings per share as if the Company had accounted for its employee stock options and employee stock purchase rights (including shares issued under the 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan (ESP Plan), and Supplemental Nonemployee Stock Option Plan) granted subsequent to June 30, 1995, under the methodology prescribed by SFAS 123. Since the Company has elected to account for the grant of options under APB 25, the following information is for disclosure purposes only.

As required under SFAS 148, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of stock based compensation as an expense. The pro forma amounts are as follows:

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

	Three Months Ended		Nine Months Ended

(In thousands, except per share data)	Mar. 26, 2005	Mar. 27, 2004	Mar. 26, 2005	Mar. 27, 2004

Net income - as reported	$125,537	$109,163	$414,697	$295,055
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(43,619)	(39,691)	(118,105)	(94,222)

Net income - pro forma	81,918	69,472	296,592	200,833

Basic earnings per share - as reported	$0.38	$0.33	$1.27	$0.90

Basic earnings per share - pro forma	$0.25	$0.21	$0.91	$0.61

Diluted earnings per share - as reported	$0.37	$0.31	$1.21	$0.84

Diluted earnings per share - pro forma	$0.24	$0.20	$0.87	$0.58

NOTE 3: INVENTORIES

Inventories are stated at the lower of cost, which approximates actual cost on a first-in-first-out basis, or market value and consist of the following:

(In thousands)	Mar. 26, 2005	Jun. 26, 2004

Raw materials	$16,407	$14,713
Work-in-process	96,414	73,833
Finished goods	46,642	29,239

	$159,463	$117,785

NOTE 4: OTHER ASSETS

Included in other assets on the Condensed Consolidated Balance Sheet at March 26, 2005 is $8.1 million of intellectual property, net of $5.9 million of accumulated amortization and adjustments. Amortization expense for the intellectual property for three and nine months ended March 26, 2005 was $0.4 million and $1.1 million, respectively. Amortization expense for the intellectual property for three and nine months ended March 27, 2004 was $0.4 million and $1.1 million, respectively. The gross carrying amount of the intellectual property is $14.0 million and it is being amortized over ten years, which is its estimated useful life. The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production. As required by Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of the intellectual property whenever an indicator of impairment exists. There were no indicators of impairment as of March 26, 2005. Based on the carrying amount of identified assets recorded at March 26, 2005 and assuming no subsequent impairment of the underlying assets, the future amortization expense are expected to be as follows:

(In thousands)	Fiscal Year: 2005 remaining	2006	2007	2008	2009	2010 and thereafter

Intellectual property assets:	350	1,400	1,400	1,400	1,400	2,153

Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

Also included in other assets in the Condensed Consolidated Balance Sheet at March 26, 2005 are loans to employees of approximately $8.7 million. These loans are collateralized. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

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

	Three Months Ended		Nine Months Ended

(In thousands, except per share data)	Mar. 26, 2005	Mar. 27, 2004	Mar. 26, 2005	Mar. 27, 2004

Numerator for basic earnings per share and diluted earnings per share
Net income	$125,537	$109,163	$414,697	$295,055

Denominator for basic earning per share	326,945	328,247	325,758	327,894
Effect of dilutive securities:
Stock options	15,775	25,936	17,849	23,907

Denominator for diluted earnings per share	342,720	354,183	343,607	351,801

Earnings per share:
Basic	$0.38	$0.33	$1.27	$0.90

Diluted	$0.37	$0.31	$1.21	$0.84

Approximately 28.4 million and 6.5 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ended March 26, 2005 and March 27, 2004, respectively.  Approximately 21.9 million and 13.7 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 26, 2005 and March 27, 2004, respectively.  These options were excluded as they were antidilutive; however, such options could be dilutive in the future.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at March 26, 2005 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months.  Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income and other, net in the Condensed Consolidated Statements of Income. Included in cash and cash equivalents at March 26, 2005 is $21.1 million of restricted cash.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

NOTE 7: SEGMENT INFORMATION

The Company operates and tracks its results in one reporting segment.  The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits.  The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.”

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer’s ship-to location.  Long-lived assets consist of property, plant and equipment.  Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal period.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended

(In thousands)	Mar. 26, 2005	Mar. 27, 2004	Mar. 26, 2005	Mar. 27, 2004

United States	$110,240	$98,806	$340,245	$272,253
China	81,088	66,110	273,673	185,171
Japan	37,200	40,270	130,860	103,127
Rest of Asia	80,847	81,675	251,644	230,373
Europe	79,689	72,329	240,449	198,805
Rest of World	11,124	10,833	34,445	28,571

	$400,188	$370,023	$1,271,316	$1,018,300

Net long-lived fixed assets by geographic region were as follows:

(In thousands)	Mar. 26, 2005	June 26, 2004

United States	$752,234	$755,472
Philippines	197,691	170,806
Rest of World	49,478	15,908

	$999,403	$942,186

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

NOTE 8: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts.  The components of comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Nine Months Ended

(In thousands)	Mar. 26, 2005	Mar. 27, 2004	Mar. 26, 2005	Mar. 27, 2004

Net income - as reported	$125,537	$109,163	$414,697	$295,055
Change in unrealized gains (losses) on investments, net of tax of $(3,207), $2,558, $(2,643) and $1,866, respectively	(6,398)	5,199	(5,371)	4,026
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $286, $417, $360 and $(2), respectively	578	846	730	(3)

Total comprehensive income	$119,717	$115,208	$410,056	$299,078

Accumulated other comprehensive loss presented in the Condensed Consolidated Balance Sheet at March 26, 2005 consists of net unrealized losses on investments of $(10.4) million, net unrealized gains on forward exchange contracts of $0.3 million, and net foreign currency translation adjustments of $(1.5) million.

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

NOTE 10: CONTINGENCIES

On March 15, 2005, the Company and Linear Technology Corporation (LTC) settled their on-going patent litigation that was brought by LTC against Maxim and other unrelated parties concerning LTC’s United States Patent 5,481,178, which relates to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit. The settlement agreement resolves all legal claims between the LTC and the Company and their respective subsidiaries, and it provides for the license of LTC’s United States Patent 5,481,178 to the Company for use in current and future products. Under the terms of the settlement agreement, the Company will pay LTC $40 million in the fourth quarter of fiscal year 2005, of which $37.3 million has been allocated to sales of licensed products for all periods up to and including the three months ended March 26, 2005. The Company has $37.3 million accrued for this payment which is included in accrued expenses in the Condensed Consolidated Balance Sheets. In addition, the Company will pay LTC royalties for future product sales in fiscal year 2006 through fiscal year 2013. These future royalties will not materially impact the Company’s quarterly operating results. As contemplated by the settlement agreement, the Company and LTC have dismissed the patent litigation with prejudice.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

On December 12, 2002, Qualcomm Inc. (Qualcomm) filed and on February 4, 2003 served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or more of Qualcomm’s patents.  Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003 and another in May 2004, and has added three more related patents. The Company is presently reviewing these claims and does not believe that the products in question infringe upon Qualcomm patents.  In May 2004, the Company won a motion for summary judgment on the issue of the inducement of infringement by its customers. In January, 2005, Qualcomm moved for a preliminary injunction to toll the Company’s production and sale of certain products for alleged misappropriation of Qualcomm’s trade secrets. The court denied this motion but enjoined the Company from receiving any of Qualcomm’s confidential information from third parties. This issue is on appeal. While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the financial condition or liquidity of the Company. However, were Qualcomm to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these other legal proceedings will have a material adverse effect on the financial position of the Company.

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

NOTE 13: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims, workers’ compensation claims, and general liability.   Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims.  Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims and general liability are included in accrued expenses in the Condensed Consolidated Balance Sheets.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic (United States) employees.   Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims are included in salary and salary related expenses.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

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

During the nine months ended March 26, 2005, the Company repurchased approximately 2.2 million shares of its common stock for $96.7 million. As of March 26, 2005, approximately 1.8 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, level of option exercise activity by the employee base and other factors.

NOTE 15: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (CEO) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation.  Deferred compensation bears interest at a rate equal to the interest rate that employees of the Company are required to pay the Company under the Company’s employee loan program.  Compensation deferred on or prior to December 31, 2004, including interest, is payable (i) upon the CEO’s termination as an employee or service provider to the Company, in approximately equal quarterly installments over a five-year period, (ii) upon his death, to his designated beneficiary, in a lump sum payment as soon as administratively possible, or (iii) in the event of an unforeseeable emergency.  Compensation deferred after December 31, 2004, including interest, is payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of  Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. As of March 26, 2005, the CEO’s deferred compensation balance, including interest thereon, totaled $23.8 million and is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.”  SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123(R), nor has it determined its impact on the Company’s financial condition, results of operations or liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 153 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 in its fiscal year 2006. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have material impact on the Company’s financial condition, results of operations or liquidity.

NOTE 17: SUBSEQUENT EVENT

During the fourth quarter of fiscal year 2005, the Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock payable on June 1, 2005 to stockholders of record on May 16, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Report on Form 10-Q contains forward-looking statements that fall within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements, including statements regarding or implicating the Company’s expectations, intentions, plans, goals and hopes regarding the future.  Words such as “anticipates,” “expects,” “intends,” “plans,” believes,” “seeks,” and “estimates” and variations of such words and similar expressions identify forward-looking statements.  Forward-looking statements in this Report, including this Management’s Discussion and Analysis section, involve risk and uncertainty.

Forward-looking statements include, without limitation, the Company’s expectation that repatriating earnings to take advantage of the American Jobs Creation Act of 2004 will not have a material impact on its financial condition, results of operations and liquidity; the Company’s belief that the ultimate outcome of the Qualcomm litigation and any other pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company; the Company’s belief that the adoption of the provisions of FIN 47, SFAS 151 and SFAS 153 will not have a material impact on the Company’s financial condition, results of operations and liquidity; the Company’s belief that it is more likely than not that net deferred tax assets will be realized; the Company’s belief that it possesses sufficient liquidity and capital resources to fund operations for at least the next twelve months; the Company’s expectation that it will continue to repurchase its common stock in fiscal year 2005; the Company’s continuous attempts to control and reduce, if possible, expenses; and the Company’s continued use of acquired  intellectual property.

Actual results could differ materially from those forecasted based upon, among other things, unexpected interpretations of the American Jobs Creation Act of 2004; unexpected outcomes in the Company’s pending legal proceedings; unexpected interpretations of FIN 47, SFAS 151 and SFAS 153; unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets; unexpected decline in cash flow; the Company’s ability to repurchase its common stock at favorable prices; the Company’s effectiveness in controlling and, if possible, reducing expenses; and the Company’s ability to use acquired  intellectual property.

In addition, future business could be adversely affected by technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market; the Company being unable to sustain its success in recruiting and retaining high-quality personnel; the Company’s success in the markets its products are introduced in; whether, and the extent to which, demand for the Company’s products increases and reflects real end-user demand; customer cancellations and delays of outstanding orders; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals; whether the Company is able to effectively and successfully manage manufacturing operations; whether the Company is able to successfully commercialize its new technologies; the risks of doing business internationally and in less developed countries, including the risks of theft and damage to products during transit; overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company’s semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; and other risk factors described in the Company’s filings with the Securities and Exchange Commission and in particular its report on Form 10-K for the fiscal year ended June 26, 2004.

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

Revenue Recognition and Accounts Receivable Allowances

The Company recognizes revenue for sales to direct customers and sales to international distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred to the customer, collectibility of the resulting receivable is reasonably assured, there are no customer acceptance requirements and the Company does not have any significant post-shipment obligations. The Company estimates returns for sales to direct customers and international distributors based on historical return rates applied against current period gross revenues. Specific customer returns and allowances are considered within this estimate.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $400.2 million and $370.0 million for the three months ended March 26, 2005 and March 27, 2004, respectively, an increase of 8.2%.  Net revenues were $1,271.3 million and $1,018.3 million for the nine months ended March 26, 2005 and March 27, 2004, respectively, an increase of 24.8%. The increase in net revenues for both the three and nine months ended March 26, 2005 as compared to the three and nine months ended March 27, 2004 is primarily due to higher unit shipments of the Company’s products.

During the three months ended March 26, 2005 and March 27, 2004, approximately 72% and 73%, respectively, of net revenues were derived from customers outside of the United States.  During the nine months ended March 26, 2005 and March 27, 2004, approximately 73% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies.  The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three and nine months ended March 26, 2005 and March 27, 2004 was immaterial.

Gross Margin

Gross margin as a percentage of net revenues was 72.0% and 69.8% for the three months ended March 26, 2005 and March 27, 2004, respectively. The gross margin percentage for the three months ended March 26, 2005 as compared to the three months ended March 27, 2004 increased primarily due to continued improvement in manufacturing efficiencies. Gross margin for the three months ended March 26, 2005 was negatively impacted due to $3.2 million of inventory write downs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Gross margin as a percentage of net revenues was 72.3% and 69.8% for the nine months ended March 26, 2005 and March 27, 2004, respectively.  The gross margin percentage for the nine months ended March 26, 2005 as compared to the nine months ended March 27, 2004 increased primarily due to continued improvement in manufacturing efficiencies. Gross margin for the nine months ended March 27, 2004 was negatively impacted due to $2.8 million start up costs at the Company’s wafer fabrication facility in San Antonio, Texas. Gross margins for the nine months ended March 26, 2005 and March 27, 2004 were negatively impacted due to $11.9 million and $2.2 million of inventory write downs, respectively.

Research and Development

Research and development expenses were $83.1 million and $77.3 million for the three months ended March 26, 2005 and March 27, 2004, respectively, which represented 20.8% and 20.9% of net revenues, respectively.  The increase in research and development expenses in absolute dollars is primarily due to $4.3 million increase in salary related expenses and $0.6 million increase in mask expenses.

Research and development expenses were $243.3 million and $218.6 million for the nine months ended March 26, 2005 and March 27, 2004, respectively, which represented 19.1% and 21.5% of net revenues, respectively.  The increase in research and development expenses in absolute dollars is primarily due to $19.9 million resulting from hiring additional engineers to support the Company’s research and development efforts and increase in salary related expenses, $1.4 million increase in mask expenses and $1.0 million increase in travel and entertainment expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses were $24.7 million and $23.5 million for the three months ended March 26, 2005 and March 27, 2004, respectively, which represented 6.2% and 6.4% of net revenues, respectively.  The increase in selling, general, and administrative expenses in absolute dollars for the three months ended March 26, 2005 as compared to the three months ended March 27, 2004 is primarily due to $2.2 million increase in legal expense offset by a $1.2 million decrease in advertising and marketing costs.

Selling, general and administrative expenses were $75.1 million and $67.1 million for the nine months ended March 26, 2005 and March 27, 2004, respectively, which represented 5.9% and 6.6% of net revenues, respectively.  The increase in selling, general, and administrative expenses in absolute dollars for the nine months ended March 26, 2005 as compared to the nine months ended March 27, 2004 is primarily due to a $3.7 million increase in legal expense and $3.3 million increase in salary related expenses.

Interest Income and Other, Net

Interest income and other, net was $7.5 million and $19.4 million for the three and nine months ended March 26, 2005, respectively, compared to $5.5 million and $15.6 million for the three and nine months ended March 27, 2004, respectively.  The increase in interest income and other, net for the three and nine months ended March 26, 2005 as compared to the three and nine months ended March 27, 2004 is primarily due to higher average interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Income Taxes

The effective income tax rate for the three and nine months ended March 26, 2005 and March 27, 2004 was 33.2% and 33.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Realization of the net deferred tax asset of $6.3 million at March 26, 2005 is dependent primarily upon achieving future U.S. taxable income of $17.0 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income.  Levels of future taxable income are subject to the various risks and uncertainties as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.”  SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS 123(R), nor has it determined its impact on the Company’s financial condition, results of operations or liquidity beyond the disclosure on Note 2 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 153 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 in its fiscal year 2006. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have material impact on the Company’s financial condition, results of operations or liquidity.

BOOKINGS AND BACKLOG

Bookings during the third quarter of fiscal year 2005 were approximately $373 million, a 6% increase from the second quarter of fiscal year 2005’s level of $353 million. Turns orders received during the third quarter of fiscal year 2005 were $156 million, a 28% increase from the $122 million received during the second quarter of fiscal year 2005 (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings increased in all geographic locations except Europe during the third quarter of fiscal year 2005.

Third quarter of fiscal year 2005 ending backlog shippable within the next 12 months was approximately $328 million, including approximately $284 million requested for shipment in the fourth quarter of fiscal year 2005. The Company’s second quarter of fiscal year 2005 ending backlog shippable within the next 12 months was approximately $370 million, including approximately $300 million that was requested for shipment in the third quarter of fiscal year 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the nine months ended March 26, 2005 were from net cash generated from operating activities of $531.5 million and proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan of 5.4 million shares in the amount of $82.1 million.

Included in cash provided by operating activities are the tax benefits that arise from exercise of options.  These tax benefits amounted to $87.3 million in the nine months ended March 26, 2005.

The principal uses of funds for the nine months ended March 26, 2005 were the repurchase of 2.2 million shares of the Company’s common stock for $96.7 million, the payment of $91.2 million for dividends and the purchase of $111.6 million in property, plant and equipment.  The Company believes that it possesses sufficient liquidity and capital resources to fund its property, plant and equipment purchases, common stock repurchases, dividend payments, and operations for at least the next twelve months.  The Company plans to continue to repurchase its common stock in fiscal year 2005.  The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, level of option exercise activity by the employee base and other factors.  See Note 14 of Notes to Condensed Consolidated Financial Statements regarding the status of the Company’s common stock repurchases.

During the fourth quarter of fiscal year 2005, the Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock payable on June 1, 2005 to stockholders of record on May 16, 2005. In the fourth quarter of fiscal year 2005, the Company will pay LTC a $40 million royalty payment related to a settlement agreement entered into during the three months ended March 26, 2005 (see Note 10 of Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

The Company is subject to pending legal proceedings.  See Note 10 of the Notes to Condensed Consolidated Financial Statements for information regarding pending litigation.  Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position.  However, were Qualcomm to prevail in their claims against the Company, the Company’s operating results could be materially adversely affected.

Off-Balance-Sheet Arrangements

As of March 26, 2005, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is properly and timely recorded, processed, summarized and reported.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEMS 3, 4 AND 5 OF PART II HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE PROCEEDINGS

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the third quarter of fiscal year 2005.

	Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Dec. 26, 2004 – Jan. 22, 2005	49,878	$40.05	49,878	2,340,846
Jan. 23, 2005 – Feb. 19, 2005	393,846	$40.05	393,846	1,947,000
Feb. 20, 2005 – Mar. 26, 2005	154,448	$43.26	154,448	1,792,552

Total for the Quarter	598,172	$40.88	598,172	1,792,552

All shares were repurchased pursuant to the Company’s share repurchase program authorized in March 2004 to repurchase up to 10 million shares, which has no expiration date. During the third quarter of fiscal year 2005, the Company purchased approximately 0.6 million shares for approximately $24.5 million. As of March 26, 2005, approximately 1.8 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, the level of the Company’s unrestricted cash,  level of option exercise activity by the employee base and other factors.

ITEM 6: EXHIBITS

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2005	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

/s/ CARL W. JASPER

CARL W. JASPER
Vice President,
Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).