Form 10-K
period 2005-06-25
MAXIM INTEGRATED PRODUCTS INC
filed 2005-09-08
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 25, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 25, 2004 was approximately $7,944,000,000. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 19, 2005: 327,902,077

Documents Incorporated By Reference:

Part III of this Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

FORM 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements.

Forward-looking statements include, but are not limited to, statements regarding: the Company’s belief that the widespread adoption or deployment of low-cost microprocessor-based systems and of digital communication technologies has affected the market for analog integrated circuits by increasing the need for signal conditioning interfaces between the digital and analog world; the Company’s objective to develop and market circuits that meet increasingly stringent quality standards; the Company’s strategy to target both linear and mixed-signal markets; the Company’s belief that its testing regime is comprehensive and meets or exceeds industry standards; the Company’s belief that it addresses market requirements by providing competitively priced products that add value; the Company’s belief that the acquisition of Dallas Semiconductor has supplemented its capabilities in the digital arena in ways that enable development of new products; the Company’s expectation that the conversion to 8-inch wafer manufacturing at its facility located in Dallas, Texas will continue throughout fiscal year 2006; the Company’s expectation that a portion of its wafer manufacturing facility located at Beaverton, Oregon will continue converting from six-inch to eight-inch wafer manufacturing during fiscal year 2006; the Company’s expectation that its facilities located in Cavite, the Philippines and Chonburi Province, Thailand combined will have enough wafer sort, final test and shipping capacity to meet the Company’s fiscal year 2006 financial plan; the Company’s plans to purchase land and construct a module assembly facility in the Philippines during fiscal year 2006; the Company’s estimates of future U.S. distribution ship and debit pricing adjustments; the Company’s belief that research and development is critical to its future success; the Company’s ability to recruit and retain engineering talent; the Company’s belief that achievement of its long range business plan depends in part upon on its ability to recruit and retain premier talent and its stock option plan; the Company’s policy to seek – or, in appropriate cases, not to seek – patent protection for significant inventions that may be patented; the Company’s belief that it will continue to compete favorably with competitors; the Company’s belief that patent and mask work protection is of less significance than experience, innovation and management skill; the Company’s belief that it may receive notices of claims of infringement by its products on intellectual property rights of third parties in the future; the Company’s estimates regarding inventory reserves and needs required for its products and customer orders; the Company’s ability to introduce new products, develop new technologies and penetrate new markets; the Company’s plan to ramp up production at its San Antonio, Texas, wafer-manufacturing facility, to convert to eight-inch wafer manufacturing at its wafer manufacturing facility located at Beaverton, Oregon and to develop new processes; the Company’s projection that its Thailand test facility will perform about one-fourth of the Company’s wafer sort and approximately 40% of the Company’s final testing for its products in fiscal year 2006, that such facility could be increased in size if the Company were to need further test capacity, and that such facility would not provide sufficient capacity to make up for a significant disruption in its Philippines test facility; the Company’s anticipation that from time to time supplies of components purchased from third parties may not be sufficient to meet all customer requested delivery dates for products containing the components; the Company’s intention to start building engineering facilities in Bangalore, India and Chandler, Arizona in fiscal year 2006; the Company’s anticipation that it will have no difficulty in retaining occupancy of any of its facilities or in replacing them with equivalent facilities; the Company’s expectation that its owned and leased facilities will be adequate for its business purposes through fiscal year 2006; the Company’s belief that any pending legal proceedings – including the ultimate outcome of the Qualcomm litigation – will not have a material adverse effect on its financial condition or liquidity; the Company’s projections of demand and market conditions; the Company’s expectation that the Company will continue to repurchase its common stock in fiscal year 2006; the Company’s belief that deferred tax assets will be realized; the Company’s belief that the adoption of neither SFAS 151, SFAS 153, FIN 47, SFAS 154, nor SFAS 143-1 will have a material impact on the Company’s financial condition, results of operations or liquidity; the Company’s belief that fiscal year 2005 results were affected significantly by the impact of consumer markets on order rates, inventory levels and

ii

production volumes; the Company’s belief that during the first half of fiscal year 2005 many of these electronics manufacturers accumulated above normal levels of inventory, which resulted in under-ordering in the second half of fiscal year 2005; the Company’s belief that its net revenues will be higher in the first quarter of fiscal year 2006 than in the fourth quarter of fiscal year 2005; the Company’s belief that fiscal year 2006 will be a growth year provided its expectations about end-market demand and customer ordering patterns prove to be correct; the Company’s belief that most of its customers’ inventories are adjusted relative to their anticipated demand; the Company’s forecast of continued profitability; the Company’s belief that it is one of the few companies that can combine analog functions with digital functions on the same chip making it well positioned to deliver strategic and optimal solutions to equipment manufacturers and end users; the Company’s belief that its growth will be determined primarily by its ability to accurately define its customers’ needs and by its effectiveness in designing, developing and delivering cost effective solutions in a timely manner; the Company’s belief that many of the large electronic companies view the Company as having the size, financial stability, technologies and in-house manufacturing capacity to design and deliver reliable products, essential to the success of these products in the marketplace; the Company’s intention to continue transitioning the manufacturing process of its products to eliminate hazardous substances to satisfy local regulatory requirements and customer needs; the Company’s belief that the charge of SFAS 123(R) would reduce the Company’s quarterly earnings by $0.07 to $0.08 per share for the first quarter of fiscal year 2006; the Company’s intention to strive to operate its business with the goal of achieving its long-range plan; the Company’s belief that it may need to increase cash compensation in order to attract, retain and motivate employees which could have a material adverse effect on the Company’s results of operations if such proposals do not receive stockholder approval for increases in the number of shares available for grant under its option plan as well as other amendments that may be adopted from time to time; the Company’s anticipation that available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, common stock repurchases, and dividend payments, for the next twelve months; and the Company’s intention to generate cash to meet business needs by creating a steady stream of cash from maturing investments, without liquidating investments. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “will,” variations of such words and similar expressions relating to the future identify forward-looking statements.

All forward-looking statements are based on the Company’s current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Annual Report on Form 10-K and in the documents incorporated herein by reference. Particular attention should be paid to the section entitled “Trends, Risks and Uncertainties” and to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The Company disclaims any duty, and undertakes no obligation, to update any forward-looking statements, whether as a result of new information relating to existing conditions, future events or otherwise, or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operation) and any current reports on Form 8-K.

iii

PART I

ITEM 1. BUSINESS

Maxim Integrated Products, Inc. (“Maxim” or the “Company”) designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits. The Company also provides a range of high-frequency design processes and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations, and, as to many circuit types, relatively long product life cycles. Maxim’s objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality standards demanded by customers. The Company’s product offerings include those of its wholly owned subsidiary, Dallas Semiconductor, a company acquired by Maxim in fiscal year 2001.

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

The Company makes available through its website free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless it is required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, Maxim Integrated Products, Inc., 120 San Gabriel Drive, Sunnyvale, California 94086.

The Mixed Signal Analog Integrated Circuit Market

All electronic signals fall into one of two categories, linear or digital. Linear (or analog) signals represent real world phenomena, such as temperature, pressure, sound, or speed, and are continuously variable over a wide range of values. Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off.

Three general classes of semiconductor products arise from this partitioning of signals into linear or digital. There are those, such as memories and microprocessors, that operate only in the digital domain. There are linear devices such as amplifiers, references, analog multiplexers, and switches that operate primarily in the analog domain. Finally, there are mixed-signal devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds. Maxim’s strategy has been to target both the linear and mixed-signal markets, often collectively referred to as the analog market. In addition, Maxim products include some Dallas Semiconductor products that are exclusively or principally digital. Although the acquisition of Dallas Semiconductor did not substantially affect Maxim’s strong focus on the linear and mixed signal market, it has supplemented Maxim’s capabilities in the digital area in ways that enable development of new products, mixed signal and other, with very sophisticated digital characteristics. Risks associated with fulfilling this strategy are discussed in “Item 1., Business – Trends, Risks and Uncertainties.”

The Company believes that, compared to the digital integrated circuit market, the mixed signal analog market has generally been characterized by a wider range of products used in smaller quantities by a larger number of customers, and in some cases, by longer product life cycles and lower capital requirements as a result of generally using less dense manufacturing technologies. The Company believes that the widespread application of low-cost microprocessor-based systems and of digital communication technologies has affected the market for analog integrated circuits by increasing the need for signal conditioning interfaces between the digital and analog world. In addition, due to increased integration capability, analog companies have been capturing digital logic within their mixed signal circuits, which was previously captured by digital logic companies.

The analog market is a diverse group of markets, serving numerous and widely differing applications for the instrumentation, industrial control, data processing, communications, automotive, consumer and medical industries. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power, and signal amplitude capabilities, which results in a high degree of market complexity. Maxim’s products can be used in a variety of applications, but serve only certain portions of the total mixed signal analog market.

Products and Applications

The Company believes that it addresses the requirements of the market by providing competitively priced products that add value to electronic equipment with superior quality and reliability.

The Company’s research and development programs emphasize development of technically innovative processes and products. In addition, the Company develops second-source products. The Company’s products are available with numerous packaging alternatives, including packages for surface mount technology.

The following table illustrates the major industries served and planned to be served by the Company and typical applications for which the Company’s products can be used:

Industry	Typical Application
Automotive	Active Suspension
Air Bags
Audio Players
Battery Management
Cruise Controls
Engine Control Modules
Infotainment
Keyless Entry
Navigation Systems
Pressure Sensing
Security Alarms
Steering Systems
Traction Controls

Communications	Broadband Networks
Broadband Access and Home Networking Systems
Cable Systems
Cellular Base Stations
Cellular/PCS Handsets
Cordless Phones
Digital/Terrestrial TV
Direct Broadcast TV
DSL Modems
Fiber Communication
Global Positioning Systems
Optical Transceivers
PBXs
Satellite Communications
Satellite Radio
Smart Phones
Switches and Routers
T1/E1 and T3/E3

Industry	Typical Application
Video Communications
Wireless Communications
Power Line Communications
Wireless Local Area Networks

Consumer	Access Controls
Cellular/PCS Handsets
Cordless Phones
Digital Cameras
DVD Players
Flat Panel Displays
LCD Panels
MP3 Players
PDAs
Portable Games
Portable Media Players
Notebook Computers
Personal Computers
Smart Phones
TV, Monitor
Video Cameras
White Goods
Wireless Headsets

Data Processing	Bar-code Readers
Disk Drives
Global Positioning Systems
Hand-Held Computers/PDAs
Mainframes
Personal Computers
Printers
Point of Sale Terminals
Servers
Storage Systems
Tape Drives
Workstations

Industrial Control	Control of
• Flow
• Position
• Pressure
• Temperature
• Velocity
Robotics

Industry	Typical Application
Instrumentation	Automatic Test Equipment
Analyzers
Data Recorders
Measuring Instruments
• Electrical
• Light
• Pressure
• Sound
• Speed
• Temperature
• Time
Military
• Communications
• Troop Security
• Transponders
• Positioning and Tracking Systems
Testers

Medical	Blood Glucose Meters
Blood Oximetry
Imaging

While Maxim’s proprietary products have received substantial market acceptance, some of Maxim’s competitors have developed second source products or functionally equivalent products for some of Maxim’s successful innovative proprietary products. Typically in the semiconductor industry, when a proprietary product becomes second sourced, the credibility of the original design is enhanced, however, gross margins may be adversely affected due to increased price competition.

Product Quality

The Company emphasizes quality and reliability from initial product design through manufacturing, assembling and testing. In the product design phase, the Company applies a set of circuit design rules derived from modeling and characterization of the process and individual circuit elements. The completeness of this characterization and the limits of these models can affect the final quality of the product. There is a high risk that model characterization of the internally developed processes contains incomplete data; however, such models are refined as the processes mature. The performance of product designs is dependent on the process operating within the limits specified for critical parameters. Deviations from these limits can affect the quality of the end product. Critical process parameters must maintain a level of stability for subsequent long-term reliability tests to validate the integrity of the process and material produced using the process. The Company measures the stability of these process parameters using test routines and structures that simulate the actual devices used in product design. Simulations generally approximate actual device limits but are not always able to match all usage environments or conditions. The Company believes a comprehensive and thorough engineering approach is applied to the development and deployment of these test routines and structures. The data compiled from the measurement of these critical parameters are statistically analyzed and determine the acceptance of the wafers to be used in the manufacture of the Company’s product. The test routines and structures used by the Company do not provide complete assurance that all quality problems or issues will be detected.

Product quality is determined by conformance to predetermined parameters to the extent they are measured. Parameters are either tested during manufacturing or assured by design. Predetermined parameters assured by design are reliant on the stability of the semiconductor manufacturing processes, the amount of process margin and the completeness of product characterization. Reliability testing is done during wafer process development, process release, product release stages and limited ongoing reliability monitors and serves as a control of process consistency. Parameters tested during manufacturing are dependent on the integrity of the manufacturing test operation, which includes factors such as test software, stability and repeatability of test systems, test set up issues, and other factors and variables. The Company believes a significant amount of resources and diligence is applied to monitor and control the manufacturing test operation.

Quality problems experienced by suppliers may be impossible to reproduce or detect in a controlled environment, or may not be detected by the Company’s quality control procedures. Should this occur, such defects may become part of the Company’s finished product which would ultimately be sold to customers. If such defects cause quality control problems in the manufacture of customers’ end products or cause direct or indirect damages to either the Company’s customers or the ultimate end user, the Company may be liable for its customers’ increased production costs at its customers and both direct and indirect damages caused by the defective product. Such liability could have a material adverse impact on the Company’s results of operation and financial condition.

Long term thermal, mechanical and environmental testing is performed in an effort to detect and accelerate the presence of defects that may arise over the life of a product’s use. The Company also performs infant mortality studies on many of its products. Semiconductor manufacturing consists of complex and diverse processes. Although Maxim believes that the above testing regime is comprehensive and that it meets industry standards, a possibility exists that failure mechanisms could elude detection. This could expose the Company to liability, unforeseen customer returns, and loss of reputation.

Some of the Company’s products include purchased components, such as crystals, batteries, passive elements, PC boards, metalcans, which might have manufacturing defects that are not detectable by the Company’s test and monitoring procedures. Such reliability problems might adversely impact the reliability of the Company’s products and expose the Company to liability, unforeseen customer returns, and loss of reputation as well.

Manufacturing

Maxim uses its own wafer fabrication and, to a small extent, third-party silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at the Company’s facilities. The broad range of products demanded by the mixed signal analog integrated circuit market requires multiple manufacturing process technologies. Many different process technologies are currently used for wafer fabrication of the Company’s products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits, although newer processes do utilize and require these state-of-the-art facilities and equipment. In addition, hybrid products are manufactured using a complex multichip technology featuring thin-film, thick-film, laser-trimmed resistors and other active or passive components. For the majority of these technologies, the Company relies on its fabrication facilities and, to a small extent, manufacturing subcontractors. The Company used six subcontract silicon foundries (five in fiscal year 2004) that represented approximately 4% (5% in fiscal year 2004) of wafer production in fiscal year 2005. None of these subcontractors is affiliated with the Company.

Most of the wafers produced in fiscal year 2005 were manufactured at one of the Company’s four wafer fabrication facilities noted in the table below:

Facility Location	Fiscal Year Acquired	Wafer Sizes Manufactured
Beaverton, Oregon	1994	6-inch
San Jose, California	1998	6-inch and 8-inch
Dallas, Texas	2001	6-inch and 8-inch
San Antonio, Texas	2004	8-inch

During fiscal year 2005, the Company continued its conversion to 8-inch wafers at its manufacturing facilities located at Dallas, Texas and San Jose, California. The conversion to 8-inch wafer manufacturing at the San Jose, California facility was completed at the end of fiscal year 2005 and the Company ceased production of 6-inch wafers at this facility. The conversion to 8-inch wafer manufacturing at the facility located in Dallas, Texas will continue throughout fiscal year 2006. The Company is converting a portion of its wafer manufacturing facility located at Beaverton, Oregon from six-inch to eight-inch production and will continue this conversion during fiscal year 2006.

In fiscal year 2004, the Company purchased from Philips Semiconductors a facility in San Antonio, Texas for $40 million in cash. The acquisition includes a 178.5-acre campus site with a submicron eight-inch wafer fabrication facility. The Company began wafer manufacturing operations at this facility during the fourth quarter of fiscal year 2004.

As is customary in the industry, the Company ships most of its processed wafers to foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, China, Taiwan, Singapore, and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages. After assembly has been completed, the majority of the assembled product is shipped to the Company’s test facilities located in Cavite, the Philippines, or Chonburi Province, Thailand. In fiscal year 2005, the Company performed approximately one-fourth of its wafer sort operations at its U.S. facilities, the remaining wafer sort operations were performed offshore at its facilities located in Cavite, the Philippines, and Chonburi Province, Thailand. These facilities have the capacity to electronically test and laser trim the majority of the Company’s wafers.

In the first quarter of fiscal year 2005, the Company relocated test operations from its leased site in Samutprakarn Province, Thailand to the new facility located in Chonburi Province, Thailand. The Company started wafer sort operations at this new facility in fiscal year 2005 and sorted approximately 15% of the Company’s wafers there in fiscal year 2005. The test operation in Chonburi Province, Thailand can be increased in size at the time the Company needs further test capacity as demand dictates. However, the increased capacity may not be timely or sufficient to meet the increased demand. Currently, the Company expects that the Company’s facilities located in Cavite, the Philippines and Chonburi Province, Thailand combined will have enough wafer sort, final test and shipping capacity to meet the Company’s fiscal year 2006 financial plan, subject to normal and also to unforeseen challenges in meeting product demand.

Once testing has been completed, finished product is currently shipped to the Company’s finished goods location at its test facility in Cavite, the Philippines. Finished product is either shipped directly from Cavite, the Philippines to customers worldwide or to other Company locations for sale to end customers or distributors.

The assembly of Dallas modules is currently being performed by one of the Company’s Philippine assembly subcontractors. The subcontractor utilizes the Company’s assembly equipment in its operation. The Company plans to purchase land and construct a module assembly facility in the Philippines in fiscal year 2006. Upon completion, the Company will begin assembling Dallas modules and will discontinue using the subcontractor. The Company has reached an agreement with its current module assembly subcontractor to continue assembling Dallas modules until construction has been completed and the new facility is ready to commence operations. All company owned equipment and materials will be transferred back to the Company as part of the transfer of Dallas module assembly from the subcontractor. In addition, the Company can at its discretion hire a majority of the existing workforce. Should the new facility, once operational, have unacceptable product yields, quality or reliability, the Company results of operations may be materially adversely affected.

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

Sales and Marketing

In the United States and Canada, the Company sells its products through a direct sales and applications organization in eight regional sales offices, one sales representative organization and through its own and other unaffiliated distribution channels. As is customary in the industry, most domestic distributors are entitled to certain price rebates and product return privileges.

International sales are conducted by 23 Maxim sales offices, one sales representative organization and 28 distributors. The Company sells in both United States dollars and various foreign currencies. A majority of the Company’s international sales are billed and payable in United States dollars and are therefore not directly subject to currency exchange fluctuations. A portion of the Company’s sales from its United Kingdom, French, and German affiliates is denominated in the local currencies, primarily the Euro and British Pound. The majority of the sales to customers and distributors located in Japan are denominated in Yen. The Company enters into foreign currency forward contracts to protect the United States dollar value of its firm sales commitments and net monetary assets. Changes in the relative value of the dollar, however, may create pricing pressures for Maxim’s products. In addition, from time to time, various forms of protectionist trade legislation are proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company’s foreign marketing strategies. In general, payment terms for foreign customers, distributors and others, which represent a majority of the Company’s accounts receivable at June 25, 2005, are longer than for U.S. customers. Certain major Japanese customers have payment terms that are generally well beyond payment terms extended to customers in other geographic locations. As is customary in the semiconductor industry, the Company’s domestic distributors may market products which compete with Maxim’s.

International sales accounted for approximately 74%, 74%, and 69% of net revenues in fiscal years 2005, 2004 and 2003, respectively. See Note 12 “Segment Information” of the Notes to Consolidated Financial Statements.

At June 25, 2005, the Company’s backlog was approximately $313 million, as compared to approximately $529 million at June 26, 2004. The Company includes in its backlog customer-released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, the Company’s backlog includes orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues. All of the backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

The Company warrants its products to its customers generally for one year from the date of shipment, but in certain cases for longer periods. Warranty expense to date has been minimal. In certain cases, which have been more commonplace during fiscal year 2005, the Company warrants products to include significant liability beyond the cost of replacing the product.

Research and Development

The Company believes that research and development is critical to its future success. Objectives for the research and development function include definition, design, and layout of innovative proprietary products that meet customer needs consistent with their market timing; development of second-source products; design of parts for high yield and reliability; test development; and development of manufacturing processes and advanced packaging to support an expanding product line and customer requirements. It is difficult to predict a schedule for a new product. If a product is not developed on time or does not meet a customer’s specifications, the development can be a complete failure.

The research and development plans of the Company require qualified process development, test development Computer Aided Design (CAD) tools, Computer Aided Engineering (CAE) tools and design engineering talent. The Company does not always have CAD and CAE tools, the number of engineers, skill sets or experience required in these areas which may result in the Company not meeting its research and development goals.

Research and development expenses were approximately $328.2 million, $306.3 million, and $272.3 million in fiscal years 2005, 2004, and 2003, respectively.

Competition

The mixed signal analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some segment of the Company’s business. Maxim’s competitors include, without limitation, Altera Corporation, Anadigics Inc., Analog Devices, Inc., Advanced Analogic Technologies, Inc., Applied Micro Circuits Corporation, Atmel Corp., Conexant Systems Inc., Exar Corp., Fairchild Semiconductor Corp., Freescale Semiconductor, Inc., Fujitsu Limited, Infineon Technologies AG, Intel Corporation and its subsidiaries, Intersil Corporation, Linear Technology Corporation, Lucent Technologies, Marvell Technology Group Ltd., Micrel Inc., Microchip Technology Inc., Mitsubishi Corporation, Mitsui & Co. Ltd., Monolithic Power Systems, Inc., Motorola Inc., National Semiconductor Corporation, O2Micro International Ltd., ON Semiconductor Corporation, Philips Electronics N.V., PMC-Sierra Inc., Qualcomm Inc., RF Micro Devices Inc., Renesas Technology Corp., Richtek Technology, Ricoh Company Ltd., Rohm Co. Ltd., Seiko Corporation, Semtech Corporation, STMicroelectronics N.V., Silicon Laboratories Inc., Siliconix Inc., Sipex Corporation, Skyworks Solutions, Inc., Texas Instruments Inc., Vitesse Semiconductor Corporation, Volterra Semiconductor Corporation, and others, including start-up companies. Some of Maxim’s competitors have substantially greater financial, manufacturing, and marketing resources than the Company, and some of Maxim’s competitors have greater technical resources. The Company believes it competes favorably with these corporations primarily on the basis of technical innovation, product definition, quality, price, and service. The Company may be excluded from equipment designs because it cannot provide a complete chip set as required by the customer. There can be no assurance that competitive factors will not adversely affect the Company’s future business.

Patents, Licenses, and Other Intellectual Property Rights

The Company relies upon both know-how and patents to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company’s products or that the confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect the Company’s interests. The Company’s products interface with other products, which may require licenses that the Company does not have.

The Company currently holds 410 U.S. patents and 56 foreign patents with expiration dates ranging from fiscal years 2006 to 2023. In addition, the Company has applied for 85 U.S. patents, some of which have corresponding patent applications in multiple foreign jurisdictions. It is the Company’s policy to seek patent protection for significant inventions that may be patented, though the Company may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, the Company has registered certain of its mask sets under the Semiconductor Chip Protection Act of 1984.

There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. The Company believes that patent and mask work protection is of less significance in its business than experience, innovation, and management skill.

Maxim has registered several of its trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions.

Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of the Company’s designs or processes may involve infringement of patents or other intellectual property rights held by others. Often it is not possible to know if patents or pending patents exist when the Company designs circuits and that can create risk and liability later that jeopardize the Company’s revenues and profits. From time to time, the Company has received, and in the future may receive, notice of claims of infringement by its products on intellectual property rights of third parties. If any such infringements were to exist, the Company might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common in the semiconductor industry for patent holders to offer licenses on reasonable terms and rates. Although the practice of offering licenses appears to be generally continuing, in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses. No assurance can be given that the Company will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to Maxim. In those circumstances where an acceptable license is not available, the Company would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement.

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

In 2003, the European Union (EU) adopted mandatory restrictions on the use of certain hazardous substances including, but not limited to, cadmium, lead, and mercury. The deadline to comply with these restrictions is July 1, 2006. In addition, other countries have adopted voluntary programs or are considering legislation to restrict or prohibit the use of certain hazardous substances. We use lead and may use other hazardous substances in the manufacture of some of our products. In addition, in anticipation of current enacted or potential legislation, some of our customers are currently transitioning to purchasing products that do not contain these restricted hazardous materials. We are in the process of transitioning the manufacturing process of some of our products to eliminate the use of these hazardous substances. The transition has been completed for many of our products, and we intend to continue the transition to satisfy local regulatory requirements and the needs of our customers. If we do not meet the EU deadline or our customer’s deadline on the use of certain hazardous substances or the deadlines of other countries which may enact such legislation, it would preclude us from selling products containing these hazardous substances to customers in these affected locations, and our customers will find alternate suppliers. This could materially impact our results of operation and financial condition. Additionally, once the deadline for the mandatory restrictions on the use of certain hazardous materials has passed for the EU, or customers or other countries which enact such legislation, we may still have in our inventory products which contain these hazardous substances. Should we be unable to sell these products to locations or customers which do not have such restrictions, we would have to write such inventory off as obsolete. This could materially impact our results of operations.

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

At June 25, 2005, the Company had 7,980 employees.

Trends, Risks and Uncertainties

An investment in the securities of Maxim involves certain risks. In evaluating the Company and its business, prospective investors should give careful consideration to the factors listed below, in addition to the information provided elsewhere in this Annual Report on Form 10-K, in the documents incorporated herein by reference and in other documents filed with or furnished to the Securities and Exchange Commission.

Factors Affecting Future Operating Results

The Company’s future operating results are difficult to predict and may be affected by a number of factors.

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. After a period of increasing demand that extended through fiscal year 2000, the semiconductor industry, including the portions in which the Company participates, experienced dramatically decreased demand. Although some of the causes of that decrease are known, including significant excess inventories in the hands of equipment manufacturers and other potential customers, it remains unclear what all the causes may have been. In fiscal year 2005, Maxim achieved increases in net revenues and net income of 16.2% and 28.8%, respectively over fiscal year 2004 levels. However, Maxim’s ability to achieve future revenue and net income growth depends on whether, and the extent to which, demand for its products increases and reflects real end-user demand and whether customer cancellations and delays of outstanding orders remain small.

Other key factors affecting the Company’s revenues and operating results that could cause actual results to differ materially from past or predicted results include the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields and manufacturing efficiency, adequate availability of wafers and other materials and manufacturing capacity, changes in product mix, our ability to turn backlog into revenues and economic conditions in the United States and international markets. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in its future operating results on a quarterly or annual basis.

The Company’s ability to realize its quarterly revenue goals and projections is affected to a significant extent by its ability to match inventory and current production mix with the product mix required to fulfill orders on hand and orders received within a quarter for delivery in that quarter (referred to as “turns business”). This issue, which has been one of the distinguishing characteristics of the analog integrated circuit industry, results from the very large number of individual parts offered for sale and the very large number of customers, combined with limitations on Maxim’s and its customers’ ability to forecast orders accurately, and relatively lengthy manufacturing cycles. Because of this extreme complexity in the Company’s business, no assurance can be given that the Company will achieve a match of inventory on hand, production units, and shippable orders sufficient to realize quarterly or annual revenue and net income goals.

In addition, in certain markets where end-user demand may be particularly volatile and difficult to predict, such as notebook computers, cellular handsets, and certain consumer products that require Maxim to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of the Company’s backlog. As a result, in any quarterly fiscal period, the Company is subject to the risk of cancellation of orders leading to a sharp fall-off of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. Because of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial. The Company routinely estimates inventory reserves required for such product. Actual results may differ from these reserve estimates, and such differences may be material to Maxim’s financial condition, gross margins, and results of operations.

Dependence on New Products, Process Technologies and Market Penetration

The Company’s future success will continue to depend on its ability to introduce new products, enter new markets and to develop new process technologies. Semiconductor design and process technologies are subject to rapid technological change, requiring a high level of expenditures for research and development. Design and process development for the portions of the semiconductor market in which the Company participates are particularly challenging. The success of new product introductions is dependent on several factors, including proper new product selection, timely product introduction, achievement of acceptable production test times and yields, and market acceptance. From time to time, Maxim has not fully achieved its new product introduction and process development goals. There can be no assurance that the Company will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive substantial market acceptance.

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

Manufacturing Risks

The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage, or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. The Company has from time to time experienced reliability problems and lower-than-expected production yields, which have delayed product shipments and adversely affected gross margins. There can be no assurance that the Company will not experience a decrease in manufacturing yields or reliability or quality problems that could expose the Company to liability, product returns and product warranty claims.

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

The Company is continuing its ramp up of wafer manufacturing production at its wafer manufacturing facility located in San Antonio, Texas, which began in fiscal year 2005. The conversion to 8-inch wafer manufacturing at the facility located in Dallas, Texas will continue throughout fiscal year 2006. In addition, the Company is converting a portion of its wafer manufacturing facility located at Beaverton, Oregon to eight-inch wafer manufacturing and developing new processes, which are necessary for the successful entry into significantly large markets, in anticipation of increased customer demand for its products. Should the Company be unsuccessful in completing its planned production ramp up at the San Antonio, Texas, wafer manufacturing facility, or conversion to eight-inch wafer manufacturing at its wafer manufacturing facility located at Dallas, Texas and Beaverton, Oregon, or should customer demand fail to increase and the Company no longer needs the additional capacity, the Company’s financial position and results of operations could be adversely impacted.

The Company manufactures approximately 96% of its wafer production requirements internally. Given the nature of the Company’s products, it would be very difficult and costly to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize one of the Company’s manufacturing facilities as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on the Company’s results of operations and financial condition.

Competition

The Company experiences intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than the Company and some of which have greater technical resources than the Company and have intellectual property rights to which the Company is not privy. To the extent that the Company’s proprietary products become more successful, competitors will offer second source products or functionally equivalent products for some of those products, which could erode the Company’s profit margins.

Dependence on Independent Distributors and Sales Representatives

A portion of the Company’s sales is realized through independent electronics distributors and a limited portion of the Company’s sales is realized through independent sales representatives that are not under the control of the Company. Dallas Semiconductor continues to derive a larger percentage of its sales through the distribution channel than the Maxim only business. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company’s products or terminate their representation of the Company. Payment terms for foreign distributors are substantially longer, either according to contract or by practice, than for U.S. customers. The Company generally requires foreign distributors to provide a letter of credit to the Company in an amount equal to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to the Company. The Company does not require letters of credit from any of its domestic distributors and is not protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect the Company’s results of operations. Termination of a significant distributor, whether at the Company’s or the distributor’s initiative, could be disruptive to the Company’s current business. If the Company were unable to find suitable replacements, terminations by significant distributors or representatives could have a material adverse impact on the Company.

Dependence on Independent Foundries, Subcontractors, Thailand Test Facility and Philippines Test and Shipping Facility

Although the Company has an internal capability to fabricate most of its wafers, Maxim remains dependent on outside silicon foundries for a small portion of its wafer fabrication. None of the independent foundries currently used by Maxim is affiliated with the Company. As is typical in the semiconductor industry, from time to time, the Company has experienced disruptions in the supply of processed wafers from these foundries due to quality problems, failure to achieve satisfactory electrical yields, and capacity limitations. Procurement from foundries is done by purchase order and contracts. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company’s quality standards or unable to provide timely delivery, the Company’s business and relationships with its customers for the limited quantities of products produced by these foundries would be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

Maxim relies on assembly subcontractors located in the Philippines, Malaysia, Thailand, China, Singapore, Taiwan and South Korea to separate wafers into individual integrated circuits and to package them. None of the assembly subcontractors currently used by Maxim is affiliated with the Company. Reliability problems experienced by the Company’s assemblers could cause serious problems in delivery and quality resulting in potential product liability to the Company. In fiscal year 2005, the Company performed approximately one fourth of its wafer sort operations at its U.S. facilities, the remaining wafer sort operations were performed offshore at its facility located in Cavite, the Philippines, and Chonburi Province, Thailand. In the past, the Company’s assembly contractors in Malaysia, South Korea and the Philippines have been impacted by political disorders, labor disruptions, criminal activities and natural disasters. Although the Company has been affected by these problems in the past, none has materially affected the Company’s revenues or costs to date. However, similar problems in the future or more aggravated consequences of current problems, could affect deliveries to Maxim of assembled, tested product, possibly resulting in substantial delayed or lost sales and/or increased expense. The Company anticipates that its Thailand test facility will perform about one-fourth of the Company’s wafer sort and approximately 40% of the Company’s final testing for its products in fiscal year 2006, but would not provide sufficient capacity to make up for a significant disruption in the Philippines test facility.

The Company performs substantially all of its final testing at its facilities in the Philippines and Thailand. Given the nature of the Company’s test operations, it would be very difficult and costly to arrange for independent testing facilities to supply such test services. Any prolonged inability to utilize one of the Company’s testing facilities as a result of fire, natural disaster, political instability, unavailability of electric power or otherwise, would have a material adverse effect on the Company’s results of operations and financial condition.

As previously noted, once testing has been completed, finished product is currently shipped to the Company’s finished goods location at its test facility in Cavite, the Philippines. In fiscal year 2006, the Company plans to establish a shipping operation at its test facility in Chonburi Province, Thailand. Once established, finished product will be shipped directly from either Cavite, the Philippines or Chonburi Province, Thailand to customers worldwide or to other Company locations for sale to end customers or distributors. Should there be disruption for any reason to the shipping operations in Cavite, the Philippines or should the Company be unable to establish a shipping operation at its Thailand test facility, the Company might not be able to meet its revenue plan in the fiscal period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact the Company’s results of operations.

Availability and Quality of Materials, Supplies, and Subcontract Services

The semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide over time. As a result of increasing demand from semiconductor and other manufacturers, availability of certain basic materials and supplies, such as chemicals, gases, polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and of subcontract services, like epitaxial growth, ion implantation and assembly of integrated circuits into packages, have from time to time, over the past several years, been in short supply and could come into short supply again if overall industry demand continues to increase in the future. The Company purchases materials and supplies from many suppliers, some of which are sole-sourced. If these supplies are interrupted, the Company may not be able to find replacement supplies. In addition, from time to time natural disasters can lead to a shortage of some of the above materials due to disruption of the manufacturer’s production. Maxim devotes continuous efforts to maintain availability of all required materials, supplies, and subcontract services. However, Maxim does not have long-term agreements providing for all of these materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a materially adverse effect on Maxim’s ability to achieve its planned production.

A number of Dallas Semiconductor products, including nonvolatile Static Random Access Memory products (SRAMs), real time clocks, and iButton™ products use components such as static memory circuits, batteries, PC boards, and crystals that are purchased from third parties. The Company anticipates that from time to time supplies of these components may not be sufficient to meet all customer requested delivery dates for products containing the components. As a result of any such shortages, future sales and earnings from products using these components could be adversely affected. Additionally, significant fluctuations in the purchase price for these components could affect gross margins for the products involved. Suppliers could also discontinue the manufacture of such purchased products or could have quality problems that could affect the Company’s ability to meet customer commitments. Quality problems experienced by suppliers could be impossible to reproduce or detect in a controlled environment, or could not be detected by the Company’s quality control procedures. Should this occur, such defects may become part of the Company’s finished product which would ultimately be sold to customers. If such defects cause quality control problems in the manufacture of customers’ end products or cause direct or indirect damages to either the Company’s customers or the ultimate end user, the Company may be liable for increased production costs at its customers and both direct and indirect damages caused by the defective product. Such liability could have a material adverse impact on the Company’s results of operation and financial condition.

In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or fabrication equipment to a schedule or equipment performance specification that meets the Company’s requirements. Delays in delivery of equipment needed for growth could adversely affect the Company’s ability to achieve its manufacturing and revenue plans in the future.

Protection of Proprietary Information

The Company relies upon both know-how and patents to develop and maintain its competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer the Company’s products or that the confidentiality agreements upon which the Company relies will be adequate to protect its interests. Moreover, the laws of foreign countries do not protect proprietary rights to the same extent as the United States, and we may encounter problems in protecting our proprietary rights in those foreign countries. Other companies have obtained patents covering a variety of semiconductor designs and processes, and the Company might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are found to be valid. There can be no assurance that Maxim would be able to obtain licenses, if required, upon commercially reasonable terms or at all.

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

Intellectual Property Litigation and Claims

The Company is subject to various legal proceedings and other similar claims that involve possible infringement of patent, other intellectual property rights of third parties or misappropriation of trade secrets. Maxim is currently a defendant in a lawsuit brought by Qualcomm, Inc. (Qualcomm) in which Qualcomm alleges that Maxim has willfully infringed Qualcomm patents as well as violated Qualcomm trade secrets. Qualcomm seeks unspecified actual and treble monetary damages and permanent injunctions against Maxim. While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the financial condition or liquidity of the Company. However, were Qualcomm to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected. In the third quarter of fiscal year 2005, the Company and Linear Technology Corporation (LTC) settled their on-going patent litigation that was brought by LTC against Maxim and other unrelated parties concerning LTC’s United States Patent 5,481,178, which relates to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit. The settlement agreement resolved all legal claims between the LTC and the Company and their respective subsidiaries, and it provided for the license of LTC’s United States Patent 5,481,178 to the Company for use in current and future products. Under the terms of the settlement agreement, the Company paid LTC $40 million in the fourth quarter of fiscal year 2005 and will pay LTC additional amounts in fiscal year 2006 through fiscal year 2013. In addition to the above, from time to time, the Company receives notices that its products or processes may be infringing the intellectual property rights of others.

If one or more of the Company’s products or processes were determined to infringe any such intellectual property rights of a third party, a court might enjoin the Company from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or to reengineer the Company’s products or processes in such a way as to avoid the alleged infringement. In any of those cases, there can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms acceptable to the Company or at all or that the Company would be able to reengineer its products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a material portion of the Company’s products, a reduction or the elimination of the value of related inventories, and the assessment of a substantial monetary award for damages related to past sales which could have a material adverse effect on the Company’s result of operations and financial condition.

Insurance

The Company has insurance contracts with independent insurance companies that provide certain of its employees with health (medical and dental) benefits, worker’s compensation coverage, long term disability income coverage, life insurance coverage, and fiduciary insurance coverage for employee and Company funds invested under the Employee Retirement Income and Security Act. The Company is self-insured with respect to medical benefits for most of its domestic (United States) employees. The Company has insurance contracts with independent insurance companies that provide coverage related to certain property insurance, worker’s compensation insurance, and automobile insurance. In addition, the Company has insurance contracts that provide officer and director liability coverage for the Company’s officers and directors. Other than the specific areas mentioned above, the Company is self-insured as it relates to most of its risks and exposures. Based on management’s assessment and judgment, the Company has determined that it is more cost effective to self-insure these risks than to incur the insurance premium costs. The risks and exposures the Company self insures include, but are not limited to, fire, property and casualty, natural disaster, product defects, political risk, general liability, theft, counterfeits, patent infringement, and some employment practice matters. Should there be catastrophic loss from events such as fires, explosions, or earthquakes, among many other risks, or adverse court or similar decisions in any area in which the Company is self-insured, the Company’s financial condition, results of operations, and liquidity may be materially adversely affected.

Customer Supply Agreements

The Company enters into contracts with certain customers whereby the Company commits to supply quantities of specified parts at a predetermined scheduled delivery date. The number of such arrangements increased during fiscal year 2005 as this practice becomes more commonplace. Should the Company be unable to supply the customer with the specific part at the quantity and product quality desired at the scheduled delivery date, the customer may incur additional production costs. In addition, the customer may incur lost revenues due to a delay in receiving the parts necessary to have the end product ready for sale to its customers or due to product quality issues which may arise. Under the customer supply agreements, the Company may be liable for direct additional production costs or lost revenues. The Company tries to limit such liabilities. However, if products were not shipped on time or were quality deficient, the Company may be liable for resulting damages. Such liability, should it arise, may have a material adverse impact on the Company’s results of operation and financial condition.

Foreign Trade and Currency Exchange

Many of the materials and manufacturing steps in the Company’s products are supplied by foreign companies or by the Company’s operations abroad, such as its test operations in the Philippines and Thailand. Approximately 74% of the Company’s net revenues in fiscal year 2005 were from foreign customers. Accordingly, both manufacturing and sales of the Company’s products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect the Company’s foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase the cost of components manufactured abroad and the cost of the Company’s products to foreign customers or decrease the costs of products from the Company’s foreign competitors.

The Company is subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export, and sale of technologies by U.S. companies. Failure to comply with such regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product, which could have a material adverse impact on the Company’s results of operations and financial condition.

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

Effect of New Accounting Pronouncements

The Company’s success depends to a significant extent upon the continued use of stock options as a compensation tool. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to implement SFAS 123(R) in the first quarter of its fiscal year 2006. The Company has evaluated the impact of SFAS 123(R) on the Company’s financial condition and results of operations and believes the charge of SFAS 123(R) will reduce the Company’s quarterly earnings by $0.07 to $0.08 per share for the first quarter of fiscal year 2006.

The Company plans to seek stockholder approval for increases in the number of shares available for grant under its option plan as well as other amendments that may be adopted from time to time which require stockholder approval. If such proposals do not receive stockholder approval, the Company may not be able to grant stock options to employees at the same levels as in the past, which could have a material adverse effect on the Company’s ability to attract, retain and motivate qualified personnel and as a result, on the Company’s results of operation and financial condition. Additionally, if such proposals do not receive stockholder approval, the Company may need to increase cash compensation in order to attract, retain and motivate employees which could have a material adverse effect on the Company’s results of operations.

Long Range Plan

The Company has developed a long-range plan, which it has publicly announced. The Company strives to operate its business with the goal of achieving its long-range plan. However, it may not be possible for the Company to meet its long-range plan due to a variety of factors, including, but not limited to, economic and environment changes, the Company’s failure to perform or execute, and other risks identified in this Annual Report on Form 10-K and in other reports and documents that the Company files from time to time with the Securities and Exchange Commission. Therefore, the Company’s long-range plan should not be taken as a promise or a predictor of future results, but as a company goal or plan.

ITEM 2. PROPERTIES

Maxim’s headquarters is located in Sunnyvale, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding the Company’s principal general offices and manufacturing facilities:

Approximate
Owned Property Location	Use(s)	Floor Space

Sunnyvale, California	Corporate headquarters, office space, engineering, manufacturing, administration, customer services, shipping, and other	319,000 sq. ft.

San Jose, California	Wafer fabrication, office space, and administration	80,000 sq. ft.

N. Chelmsford, Massachusetts	Engineering, office space, and administration	30,000 sq. ft.

Beaverton, Oregon	Wafer fabrication, engineering, office space, shipping, and administration	226,000 sq. ft.

Hillsboro, Oregon	Engineering, manufacturing, office space and administration	325,000 sq. ft.

Dallas, Texas	Dallas Semiconductor headquarters, office space, engineering, manufacturing, administration, wafer fabrication, customer service, warehousing, shipping and other	705,000 sq. ft.

San Antonio, Texas	Wafer fabrication, office space, and administration	381,000 sq. ft.

Cavite, the Philippines	Manufacturing, engineering, office space, shipping, and administration	234,000 sq. ft.

Chonburi Province, Thailand	Manufacturing, engineering, office space and administration	144,000 sq. ft.

In fiscal year 2005, the Company purchased land in Bangalore, India and Chandler, Arizona. The Company intends to start building engineering facilities at these locations in fiscal year 2006.

In addition to the property listed in the above table, the Company also leases sales, engineering, and manufacturing offices and other premises at various locations in the United States and overseas under operating leases. These leases expire at various dates through the fiscal year 2014. The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

The Company expects these facilities to be adequate for its business purposes through fiscal year 2006.

ITEM 3. LEGAL PROCEEDINGS

On December 12, 2002, Qualcomm Inc. (Qualcomm) filed and on February 4, 2003 served the Company with a complaint for patent infringement claiming that certain of the Company’s products infringe one or more of Qualcomm’s patents. This suit is pending in the United States District Court for the Southern District of California under the caption Qualcomm Inc. vs. Maxim Integrated Products, Inc. Qualcomm seeks a preliminary and permanent injunction as well as unspecified actual and treble damages including costs, expenses and attorneys fees. Qualcomm withdrew one of its patents from the claim in June 2003 and another in May 2004, and has added three more related patents. The Company is presently reviewing these claims and does not believe that the products in question infringe upon Qualcomm patents. In May 2004, the Company won a motion for summary judgment on the issue of the inducement of infringement by its customers. In January, 2005, Qualcomm moved for a preliminary injunction to stop the Company’s production and sale of certain products for alleged misappropriation of Qualcomm’s trade secrets. The court denied this motion but enjoined the Company from receiving any of Qualcomm’s confidential information from third parties. This issue is on appeal. While no assurance can be given in this regard, the Company does not believe that the ultimate outcome of the action will have a material adverse effect on the financial condition or liquidity of the Company. However, were Qualcomm to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq National Market under the symbol “MXIM”. At June 25, 2005, there were 1,402 stockholders of record of the Company’s common stock as reported by EquiServe Trust Company, N.A.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2005 and 2004:

	Quarter Ended
	6/25/05	3/26/05	12/25/04	9/25/04
Fiscal Year 2005
High	$41.86	$44.40	$44.70	$52.42
Low	$36.60	$38.17	$40.87	$39.27

	Quarter Ended
	6/26/04	3/27/04	12/27/03	9/27/03
Fiscal Year 2004
High	$52.28	$55.99	$53.31	$45.55
Low	$45.25	$44.38	$39.39	$34.10

The Company paid $123.9 million ($0.38 per share), $104.6 million ($0.32 per share), and $25.9 million ($0.08 per share) in cash dividends in fiscal years 2005, 2004, and 2003, respectively, which was paid on a quarterly basis. During the first quarter of fiscal year 2006, the Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock payable on August 30, 2005 to stockholders of record on August 15, 2005.

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the fourth quarter of fiscal year 2005:

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Mar. 27, 2005 – Apr. 23, 2005	11,127	$41.22	11,127	1,781,425
Apr. 24, 2005 – May 21, 2005	1,099,400	$38.45	1,099,400	10,682,025
May 22, 2005 – Jun. 25, 2005	725,792	$39.98	725,792	9,956,233

Total for the Quarter	1,836,319	$39.07	1,836,319	9,956,233

All shares were repurchased pursuant to the Company’s share repurchase program authorized in March 2004 for 10 million shares and May 2005 for another 10 million shares; neither share repurchase program has an expiration date. During the fourth quarter of fiscal year 2005, the Company purchased 1.8 million shares for $71.7 million. As of June 25, 2005, approximately 10.0 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s Proxy Statement for 2005 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information”.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to Maxim as of the dates and for the periods indicated. The consolidated statements of income data set forth below for the five years ended June 25, 2005, and the consolidated balance sheet data at each year end for the five years ended June 25, 2005, have been derived from the Company’s consolidated financial statements, which have been audited. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto included elsewhere in this Report.

	Fiscal Year Ended
	June 25, 2005	June 26, 2004	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$1,671,713	$1,439,263	$1,153,219	$1,025,104	$1,576,613
Cost of goods sold	463,664	433,358	348,264	312,223	537,148

Gross margin	$1,208,049	$1,005,905	$804,955	$712,881	$1,039,465
Gross margin %	72.3%	69.9%	69.8%	69.5%	65.9%

Operating income	$781,372	$606,035	$447,036	$345,352	$445,166
% of net revenues	46.7%	42.1%	38.8%	33.7%	28.2%

Net income	$540,837	$419,752	$309,601	$259,183	$334,939

Earnings per share:
Basic	$1.66	$1.28	$0.96	$0.80	$1.03

Diluted	$1.58	$1.20	$0.91	$0.73	$0.93

Shares used in the calculation of earnings per share:
Basic	326,239	326,731	322,106	325,527	325,736

Diluted	342,843	350,575	341,253	355,821	361,620

Dividends declared per share	$0.38	$0.32	$0.08	$—	$0.02

	June 25, 2005	June 26, 2004	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$1,474,692	$1,096,613	$1,164,007	$765,501	$1,220,352
Working capital	$1,688,563	$1,259,369	$1,348,725	$1,006,637	$1,373,715
Total assets	$3,004,071	$2,549,462	$2,367,962	$2,010,812	$2,430,531
Stockholders’ equity	$2,584,182	$2,112,318	$2,070,412	$1,741,151	$2,101,154

Net income for fiscal year 2001 included merger and special charges of $163.4 million ($0.30 diluted earnings per share).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements noted in Item 15 (a)(1).

Nature of Operations

Maxim Integrated Products, Inc. (the “Company”) designs, develops, manufactures, and markets linear and mixed-signal integrated circuits and is incorporated in the state of Delaware. The Company’s products include, but are not limited to, data converters, interface circuits, microprocessor supervisors, operational amplifiers, power supplies, multiplexers, delay lines, real-time clocks, microcontrollers, switches, battery chargers, battery management circuits, RF circuits, fiber optic transceivers, hot-swap controllers, sensors, voltage references and T/E transmission products. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales offices throughout the world. The Company’s products are sold to customers in numerous markets, including automotive, communications, consumer, data processing, industrial control, instrumentation and medical industries.

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

Revenue Recognition and Accounts Receivable Allowances

The Company recognizes revenue for sales to direct customers and sales to international distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collectibility of the resulting receivable is reasonably assured, there are no customer acceptance requirements and the Company does not have any significant post-shipment obligations. The Company estimates returns for sales to direct customers and international distributors based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered within this estimate.

Sales to U.S. distributors are made pursuant to agreements allowing the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing U.S. distributors to rotate a small portion of the Company’s products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, the Company defers recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the

Company has a legally enforceable right to collection under normal terms. In addition, the Company estimates returns for sales to domestic distributors based on historical return rates applied against current period gross revenues.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company’s standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on 12 months forecasted product demand. Actual demand and market conditions may be lower than those projected by the Company. This difference could have a material adverse effect on the Company’s gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by the Company, gross margin could be favorably impacted. During fiscal years 2005, 2004 and 2003, the Company had inventory write downs of $20.2 million, $5.0 million and $11.9 million, respectively, due primarily to work in process and finished goods inventory in excess of forecasted demand.

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of the Company’s property, plant and equipment could differ from the Company’s estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on the Company’s results of operations.

Accounting for Income Taxes

The Company records a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. As of June 25, 2005, the Company had recorded a $53.0 million valuation allowance against the net deferred tax asset. The $53.0 million valuation allowance is primarily attributable to the expected tax benefits on gains realized from the exercise of stock options, which if and when realized, will be recorded as a credit to additional paid-in-capital.

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

Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, the Company determines whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact the Company’s results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thus favorably impacting the Company’s results of operations.

Results of Operations

Net Revenues

The Company reported net revenues of $1,671.7 million in fiscal year 2005, a 16.2% increase from net revenues of $1,439.3 million in fiscal year 2004. Net revenues increased by 34.4% during the first half of fiscal year 2005 compared to the first half of fiscal year 2004. Net revenues remained flat during the second half of fiscal year 2005 compared to the second half of fiscal year 2004. The increase in net revenues for fiscal year 2005 is primarily due to higher unit shipments of the Company’s products.

The Company reported net revenues of $1,439.3 million in fiscal year 2004, a 24.8% increase from net revenues of $1,153.2 million in fiscal year 2003. Net revenues increased by 5.1% from the fourth quarter of fiscal year 2003 to the first quarter of fiscal year 2004, and increased by 9.0% and 9.4% sequentially during the second and the third quarters of fiscal year 2004, respectively. Net revenues increased by 13.8% from the third to fourth quarter of fiscal year 2004. The increase in quarterly net revenues for fiscal year 2004 is primarily related to higher unit shipments.

Approximately 74%, 74% and 69% of the Company’s net revenues in fiscal years 2005, 2004, and 2003, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim,

Europe, and Japan. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company’s results of operations for fiscal years 2005, 2004, and 2003 was immaterial.

Gross Margin

The Company’s gross margin as a percentage of net revenues was 72.3% in fiscal year 2005 compared to 69.9% in fiscal year 2004. The gross margin percentage increased from fiscal year 2004 to fiscal year 2005 due to continued improvement in manufacturing efficiencies driven primarily by the increased level of eight-inch manufacturing which began in fiscal year 2004 and increased production volumes in fiscal year 2005. Gross margins for both fiscal 2005 and fiscal 2004 were negatively impacted due to $3.3 million and $5.9 million recorded for discretionary employee bonuses, respectively, and due to $20.2 million and $5.0 million of write downs for inventory in excess of 12 months of demand, respectively. Fiscal year 2004 gross margin was negatively impacted by $2.7 million of start up costs at the Company’s wafer fabrication facility in San Antonio, Texas.

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

Research and Development

Research and development expenses were $328.2 million and $306.3 million for fiscal years 2005 and 2004, respectively, which represented 19.6% and 21.3% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to $22.6 million resulting from hiring additional engineers to support the Company’s research and development and process development efforts and from increased salary related expenses, and $1.6 million increase in travel and entertainment expenses. These were offset slightly by a $3.8 million decrease in the amount recorded for discretionary employee bonuses.

Research and development expenses were $306.3 million and $272.3 million for fiscal years 2004 and 2003, respectively, which represented 21.3% and 23.6% of net revenues, respectively. The increase in research and development expenses in absolute dollars was due to the $9.2 million of discretionary employee bonuses awarded in the fourth quarter of fiscal year 2004, the result of hiring additional engineers and increased mask expenses to support the Company’s new product development efforts.

The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, in part, on the Company’s success in recruiting the technical personnel needed for its new product introductions and process development. The Company continuously attempts to control and, if possible, reduce expense levels in all areas including research and development and wafer processing costs. However, the Company views research and development expenditures as critical to maintaining a high level of new product introductions, which in turn are critical to the Company’s plan for future growth.

Selling, General and Administrative

Selling, general and administrative expenses were $98.5 million and $93.6 million in fiscal years 2005 and 2004, respectively, which represented 5.9% and 6.5% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars in fiscal year 2005 is primarily related to a $4.0 million increase in legal expenses and a $2.6 million increase in salary and related expenses. These were offset slightly by a $1.1 million decrease in the amount recorded for discretionary employee bonuses.

Selling, general and administrative expenses were $93.6 million and $85.6 million in fiscal years 2004 and 2003, respectively, which represented 6.5% and 7.4% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars in fiscal year 2004 was primarily related to $2.4 million of discretionary employee bonuses awarded in the fourth quarter of fiscal year 2004 and increased salary related expenses which were mainly due to increases in headcount.

Interest Income and Other, Net

Interest income and other, net increased to $28.3 million in fiscal year 2005 from $20.5 million in fiscal year 2004. The increase in interest income is due to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

Interest income and other, net increased to $20.5 million in fiscal year 2004 from $15.1 million in fiscal year 2003. The increase in interest income was due to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

Provision for Income Taxes

The effective tax rate was 33.2%, 33.0% and 33.0% for fiscal years 2005, 2004 and 2003, respectively. The fiscal years 2005, 2004 and 2003 effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

Recently Issued Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of SFAS 123(R) on the Company’s financial condition and results of operations and believes the charge of SFAS 123(R) will reduce the Company’s quarterly earnings by $0.07 to $0.08 per share for the first quarter of fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 in its fiscal year 2006. The Company does not believe the adoption of FIN 47 will have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial condition, results of operations or liquidity.

In June 2005, the FASB issued FASB Staff Position (FSP) FAS 143-1, “Accounting for Electronic Equipment Waste Obligations.” FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. FSP FAS 143-1 provides guidance for the effects of the Directive with respect to historical waste, waste associated with products placed on the market on or before August 13, 2005. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member country. The Company does not believe the adoption of SFAS 143-1 will have a material impact on the Company’s financial condition, results of operations or liquidity.

Outlook

At the end of the fourth quarter of fiscal year 2005, backlog shippable within the next 12 months was approximately $313 million (compared to $529 million at the end of fiscal year 2004), including approximately $273 million (compared to $428 million at the end of fiscal year 2004) requested for shipment in the first quarter of fiscal year 2006. Because the Company’s backlog of orders at any point is not necessarily based on firm, noncancelable orders and because the Company’s customers do in fact routinely cancel orders for their own convenience with little notice, backlog has limited value as a predictor of future revenues.

During the fourth quarter of fiscal year 2005, bookings were approximately $398 million, a 7% increase over the previous quarter’s level of $373 million. Turns orders received during the fourth quarter of fiscal year 2005 were approximately $171 million (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings increased in all geographic locations except for the United States during the fourth quarter of fiscal year 2005.

The fourth quarter of fiscal year 2005 results were generally consistent with the Company’s expectations. The Company believes that its net revenues will be higher in the first quarter of fiscal year 2006 than in the fourth quarter of fiscal year 2005.

Financial Condition, Liquidity and Capital Resources

Overview

Total assets increased to $3,004.1 million at the end of fiscal year 2005, up from $2,549.5 million at the end of fiscal year 2004. Cash, cash equivalent and short-term investments increased to $1,474.7 million in fiscal year 2005 from $1,096.6 million in fiscal year 2004. This increase was primarily due to cash generated from operations of $699.1 million in fiscal 2005 and $106.0 million from employee stock option exercises and stock purchase plan purchases. The above increases were offset by the repurchase of 4.1 million shares of the Company’s common stock for $168.5 million; the purchase of $132.4 million of property, plant and equipment; and the payment of $123.9 million of dividends. Net inventory increased to $167.8 million in fiscal year 2005 from $117.8 million in fiscal year 2004 primarily due to the Company’s effort to increase die bank and finished goods inventory in order to be in a better position to ship product under a reduced lead time environment. Accounts payable decreased to $56.3 million in fiscal year 2005 from $93.9 million in fiscal year 2004 primarily due to decrease in capital additions. Accrued salaries and related expenses increased to $121.2 million in fiscal year 2005 from $103.3 million in fiscal year 2004 primarily due to increased accrued bonus and other payroll related accruals. Accrued liabilities decreased to $54.3 million in fiscal year 2005 from $79.4 million in fiscal year 2004 primarily due to the LTC legal settlement (see Note 8 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements) offset somewhat by deferred revenue related to patent licenses. Deferred tax assets decreased to $128.8 million at the end of fiscal year 2005 from $153.7 million at the end of fiscal year 2004 due to temporary differences between tax and financial reporting. Noncurrent deferred tax liabilities increased to $134.7 million at the end of fiscal year 2005 from $114.4 million at the end of fiscal year 2004 due to temporary differences between tax and financial reporting related to plant and equipment depreciation.

Liquidity and Capital Resources

The Company’s primary sources of funds for fiscal years 2005, 2004, and 2003 has been from net cash generated from operating activities of approximately $699.1 million, $695.5 million and $582.5 million, respectively. In addition, the Company received approximately $106.0 million, $183.9 million and $83.7 million of proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Participation Plan during fiscal years 2005, 2004, and 2003, respectively.

Included in cash provided by operating activities are the tax benefits that arise from exercise of options. These tax benefits amounted to $117.0 million, $152.5 million and $113.5 million in fiscal years 2005, 2004, and 2003, respectively.

The principal uses of funds for fiscal years 2005, 2004, and 2003 were repurchases of $168.5 million, $601.2 million and $153.9 million of the Company’s common stock, purchases of property, plant and equipment of $132.4 million, $231.6 million and $84.1 million and dividends paid of $123.9 million, $104.6 million and $25.9 million, respectively. The Company will continue to repurchase its common stock in fiscal year 2006. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market conditions, and other factors. See Note 13 “Common Stock Repurchases” of the Notes to Consolidated Financial Statements regarding repurchases of common stock.

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

As of June 25, 2005, the Company’s available funds consisted of $1,474.7 million in cash, cash equivalents, and highly liquid investment securities. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, common stock repurchases, and dividend payments for the next twelve months.

During the first quarter of fiscal year 2006, the Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock payable on August 30, 2005 to stockholders of record on August 15, 2005.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at June 25, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at June 25, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Amounts in thousands)
Operating leases obligations (1)	$6,652	$2,929	$2,846	$756	$121
Inventory and other purchase obligations (2)	19,549	7,329	2,950	2,750	6,520

Total	$26,201	$10,258	$5,796	$3,506	$6,641

(1)	The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through fiscal year 2014. Rental expense amounted to $4.6 million in fiscal year 2005.
(2)	The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

Off-Balance-Sheet Arrangements

As of June 25, 2005, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio, which includes U.S. Treasury, Federal Agency debt securities, and repurchase agreements relating to such securities. Investments mature at frequent intervals during the year, at which time the funds are available for use in the business, or for reinvestment, as cash demands dictate. The Company places its investments only in high-quality financial instruments, limits the amount invested in any one institution or instrument, and limits portfolio duration. This policy is intended to reduce default risk, market risk, and reinvestment risk. The Company does not use derivative financial instruments in its investment portfolio. The fair value of the Company’s investment portfolio would vary by approximately $13 million by a change in market interest rates of 100 basis points. Exposure to interest rate fluctuations is mitigated by maintaining a laddered portfolio of investment instruments that mature at regular intervals over a three-year investment horizon. By creating a steady stream of cash from maturing investments, the Company intends to generate cash to meet business needs without liquidating investments. At June 25, 2005, the Company’s investment portfolio had an expected weighted average return of 2.8% (2.2% at June 26, 2004) and a weighted maturity of 411 days (627 days at June 26, 2004).

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

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities were immaterial in fiscal years 2005 and 2004. The Company had forward contracts to sell foreign currencies for $53.2 million and $82.1 million at June 25, 2005 and June 26, 2004, respectively. The fair market value of these forward contracts was $1.0 million and $(1.5) million at June 25, 2005 and June 26, 2004, respectively. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 25, 2005 and June 26, 2004 would not have a material impact on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements and supplementary data required by this item that is set forth at the pages indicated in item 15 (a) of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Please see Form 8-K filed by the Company on February 9, 2005 describing the change in its independent auditors from Ernst & Young LLP to Deloitte & Touche LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Presidents, and Vice Presidents (VPs), of the effectiveness of our disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is properly and timely recorded, processed, summarized and reported. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 25, 2005 to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of June 25, 2005, the Company conducted an evaluation, under the supervision and with the participation of management, including the Company’s CEO, CFO, Presidents and VPs, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of June 25, 2005, the Company’s internal control over financial reporting was effective.

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

The Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 25, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 25, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of

Directors of Maxim Integrated Products, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report of Internal Control Over Financial Reporting (“Management’s Report”), that Maxim Integrated Products, Inc. and subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of June 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 25, 2005 of the Company and our report dated September 7, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

September 7, 2005

ITEM 9B.	OTHER INFORMATION

During the first quarter of fiscal year 2006, the Company entered into separate indemnification agreements with the Company’s directors and executive officers in the positions of vice president and above (“Executive Officers”). These indemnification agreements provide for, among other things, indemnification, to the maximum extent permitted under the laws of the State of Delaware, for expenses, judgments, fines and settlement amounts incurred by a director and Executive Officer in any action or proceeding arising out of this person’s services as a director or Executive Officer or at our request.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than as follows, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the headings “Proposal 1—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

The officers of the Company, including executive officers and other Vice Presidents, are as follows:

Name	Age	Position
John F. Gifford	64	President, Chief Executive Officer and Chairman of the Board

Frederick G. Beck	67	Vice President

Tunc Doluca	47	Group President

Rob B. Georges	47	Vice President

Parviz Ghaffaripour	42	Vice President

Jennifer E. Gilbert	39	Vice President

Richard C. Hood	55	Vice President

Kenneth J. Huening	44	Vice President

Carl W. Jasper	49	Vice President Chief Financial Officer and Principal Accounting Officer

Nasrollah Navid, Ph. D.	56	Vice President

Pirooz Parvarandeh	45	Group President

Charles G. Rigg	61	Vice President

Vijay Ullal	46	Senior Vice President

Viktor Zekeriya, Ph. D	48	Vice President

Mr. Gifford, a founder of the Company, has served as President, Chief Executive Officer and Chairman of the Board since the Company’s incorporation in April 1983.

Mr. Beck, a founder of the Company, has served as Vice President since May 1983, except for a medical leave between December 1991 and January 1994. Mr. Beck has informed the Company that he intends to resign at the end of the calendar year to spend more time with his family.

Mr. Doluca joined Maxim in October 1984 and served as Vice President from 1994 to 2005. He was promoted to senior Vice President in 2004 and Group President in May 2005. Prior to 1994, he served in a number of integrated circuit development positions.

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

Mr. Parvarandeh joined Maxim in July 1987 and served as Vice President from 1997 to 2005. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1997, he served in a number of integrated circuit development positions.

Mr. Rigg joined Maxim in August 1996 as Managing Director and General Counsel and was promoted to Vice President in April 1999. Prior to joining Maxim, he was with Ropers, Majeski, Kohn and Bentley from 1970 to 1996 where he held various positions, including director.

Mr. Ullal joined Maxim in December 1989 and served as Vice President from 1996 to 2004. He was promoted to Senior Vice President in 2004. Prior to 2004, he served in a number of wafer fabrication operation and management positions.

Dr. Zekeriya joined Maxim in June 1992 and was promoted to Vice President in March 2005. Prior to March 2005, he served in a number of technology development and integrated circuit manufacturing positions. Prior to joining Maxim, he was with Samsung Semiconductor and Cypress Semiconductor, where he served in a number of technical and management positions in advanced technology development.

Code of Business Conduct and Ethics

Maxim has built its reputation of integrity and ethical business practices and gained its credibility and trust from the Company’s stockholders, customers, suppliers and employees over time. The Company has adopted a code of ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder and is applicable to the Company’s employees, officers and non-employee directors, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company has posted its code of ethics on its website at www.maxim-ic.com/company/ and will provide it free of charge to the general public upon request. To the extent required by law, amendments to, and waivers from, the code of ethics will be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting such information on the Company’s website in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Performance Graph.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a) The following are filed as part of this Report:

(1) Financial Statements.

Consolidated Balance Sheets at June 25, 2005 and June 26, 2004	37

Consolidated Statements of Income for each of the three years in the period ended June 25, 2005	38

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 25, 2005	39

Consolidated Statements of Cash Flows for each of the three years in the period ended June 25, 2005	40

Notes to Consolidated Financial Statements.	41-59

Report of Independent Registered Public Accounting Firm	60

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	61

(2) Financial Statement Schedule.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements. Schedule II—Valuation and Qualifying Accounts	62

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(3) The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

See attached Index to Exhibits.

CONSOLIDATED BALANCE SHEETS

	June 25, 2005	June 26, 2004
	(Amounts in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$185,551	$147,734
Short-term investments	1,289,141	948,879

Total cash, cash equivalents and short-term investments	1,474,692	1,096,613

Accounts receivable, (net of allowances $14,007 in 2005 and $13,442 in 2004)	192,345	197,158
Inventories	167,779	117,785
Deferred tax assets	128,766	153,694
Other current assets	10,184	12,864

Total current assets	1,973,766	1,578,114

Property, plant and equipment, net	1,001,465	942,186
Other assets	28,840	29,162

TOTAL ASSETS	$3,004,071	$2,549,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,266	$93,856
Income taxes payable	33,173	19,339
Accrued salary and related expenses	121,234	103,283
Accrued expenses	54,305	79,409
Deferred income on shipments to distributors	20,225	22,858

Total current liabilities	285,203	318,745

Other liabilities	—	4,000
Deferred tax liabilities	134,686	114,399

Total liabilities	419,889	437,144

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares
Issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 327,494 in 2005 and 324,444 in 2004	327	325
Additional paid-in capital	134,671	80,137
Retained earnings	2,455,714	2,038,820
Accumulated other comprehensive loss	(6,530)	(6,964)

Total stockholders’ equity	2,584,182	2,112,318

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,004,071	$2,549,462

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 25, 2005	June 26, 2004	June 28, 2003
	(Amounts in thousands, except per share data)
Net revenues	$1,671,713	$1,439,263	$1,153,219
Cost of goods sold	463,664	433,358	348,264

Gross margin	1,208,049	1,005,905	804,955
Operating expenses:
Research and development	328,164	306,320	272,322
Selling, general and administrative	98,513	93,550	85,597

Total operating expenses	426,677	399,870	357,919

Operating income	781,372	606,035	447,036
Interest income and other, net	28,265	20,461	15,055

Income before provision for income taxes	809,637	626,496	462,091
Provision for income taxes	268,800	206,744	152,490

Net income	$540,837	$419,752	$309,601

Earnings per share:
Basic	$1.66	$1.28	$0.96

Diluted	$1.58	$1.20	$0.91

Shares used in the calculation of earnings per share:
Basic	326,239	326,731	322,106

Diluted	342,843	350,575	341,253

Dividends declared per share	$0.38	$0.32	$0.08

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Par Value
	(Amounts in thousands)
Balance, June 29, 2002	320,061	$320	$54,935	$1,686,816	$(920)	$1,741,151
Components of comprehensive income:
Net income	—	—	—	309,601	—	309,601
Unrealized gain on forward-exchange contracts, net of tax	—	—	—	—	1,383	1,383
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	961	961

Total comprehensive income						311,945

Exercises under the Stock Option and Purchase Plans	9,047	9	83,662	—	—	83,671
Repurchase of common stock	(4,471)	(4)	(139,898)	(14,047)	—	(153,949)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	113,473	—	—	113,473
Dividends declared and paid	—	—	—	(25,879)	—	(25,879)

Balance, June 28, 2003	324,637	325	112,172	1,956,491	1,424	2,070,412
Components of comprehensive income:
Net income	—	—	—	419,752	—	419,752
Unrealized loss on forward-exchange contracts, net of tax	—	—	—	—	(329)	(329)
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(8,059)	(8,059)

Total comprehensive income						411,364

Exercises under the Stock Option and Purchase Plans	12,224	12	183,844	—	—	183,856
Repurchase of common stock	(12,417)	(12)	(368,379)	(232,853)	—	(601,244)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	152,500	—	—	152,500
Dividends declared and paid	—	—	—	(104,570)	—	(104,570)

Balance, June 26, 2004	324,444	325	80,137	2,038,820	(6,964)	2,112,318
Components of comprehensive income:
Net income	—	—	—	540,837	—	540,837
Unrealized gain on forward-exchange contracts, net of tax	—	—	—	—	795	795
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(361)	(361)

Total comprehensive income						541,271

Exercises under the Stock Option and Purchase Plans	7,112	7	105,986	—	—	105,993
Repurchase of common stock	(4,062)	(5)	(168,452)	—	—	(168,457)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans	—	—	117,000	—	—	117,000
Dividends declared and paid	—	—	—	(123,943)	—	(123,943)

Balance, June 25, 2005	327,494	$327	$134,671	$2,455,714	$(6,530)	$2,584,182

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 25, 2005	June 26, 2004	June 28, 2003
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$540,837	$419,752	$309,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	76,849	61,860	61,036
Tax benefit related to stock based compensation plans	117,000	152,500	113,473
Changes in assets and liabilities:
Accounts receivable	4,813	(70,398)	3,052
Inventories	(49,994)	3,407	18,014
Deferred taxes	45,483	23,500	48,404
Income tax refund receivable	668	9,034	41,918
Current assets	946	(7,029)	106
Accounts payable	(37,590)	51,815	(3,243)
Income tax payable	13,834	8,439	267
Deferred income on shipments to distributors	(2,633)	1,276	(5,601)
All other accrued liabilities	(11,153)	41,298	(4,533)

Net cash provided by operating activities	699,060	695,454	582,494

Cash flows from investing activities:
Additions to property, plant and equipment	(132,445)	(231,618)	(84,060)
Other non-current assets	(308)	2,873	(5,148)
Purchases of available-for-sale securities	(1,150,968)	(1,002,154)	(1,620,085)
Proceeds from sales/maturities of available-for-sale securities	808,885	994,296	1,259,990

Net cash used in investing activities	(474,836)	(236,603)	(449,303)

Cash flows from financing activities:
Issuance of common stock	105,993	183,856	83,671
Repurchase of common stock	(168,457)	(601,244)	(153,949)
Dividends paid	(123,943)	(104,570)	(25,879)

Net cash used in financing activities	(186,407)	(521,958)	(96,157)

Net increase (decrease) in cash and cash equivalents	37,817	(63,107)	37,034
Cash and cash equivalents:
Beginning of year	147,734	210,841	173,807

End of year	$185,551	$147,734	$210,841

Supplemental disclosures of cash flow information:
Cash paid (refunds received), net during the year for:
Income taxes	$93,622	$13,275	$(51,562)

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. (the Company) designs, develops, manufactures, and markets linear and mixed-signal integrated circuits and is incorporated in the state of Delaware. The Company’s products include data converters, interface circuits, microprocessor supervisors, operational amplifiers, power supplies, multiplexers, delay lines, real-time clocks, microcontrollers, switches, battery chargers, battery management circuits, RF circuits, fiber optic transceivers, hot-swap controllers, sensors, voltage references and T/E transmission products. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales offices throughout the world. The Company’s products are sold to customers in numerous markets, including automotive, communications, consumer, data processing, industrial control, instrumentation, and medical industries.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every sixth or seventh year will be a 53-week fiscal year. Fiscal years 2005, 2004 and 2003 were 52-week years.

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

The Company’s cash equivalents and short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income and other, net” in the Consolidated Statements of Income. Included in cash and cash equivalents at June 26, 2004 was $20.8 million of restricted cash.

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

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S.-dollar-denominated cash flows. These contracts are designated as cash flow hedges and recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than 6 months.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent of $53.2 million and $82.1 million at June 25, 2005 and June 26, 2004, respectively. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive (loss) income in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings, net during the period of change. The ineffective portion of the gains and losses on the derivatives has been immaterial in all periods presented. The net value of all contracts which hedge transactions that have affected earnings is classified within current assets. For contracts which hedge transactions that have not affected earnings (primarily backlog), a net gain is classified within current assets and a net loss is classified within current liabilities.

For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in Interest and other income, net in the Consolidated Statements of Income. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold. In fiscal years 2005 and 2004, no cash flow hedges were discontinued as a result of forecasted transactions that did not occur. Fair value of the contracts is determined by reference to liquidation value.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on 12 months forecasted product demand.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in SFAS No. 109, “Accounting for Income Taxes”. The Company records the amount of taxes payable or refundable for the current

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Revenue Recognition and Accounts Receivables Allowances

The Company recognizes revenue for sales to direct customers and sales to international distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collectibility of the resulting receivable is reasonably assured, there are no customer acceptance requirements and the Company does not have any significant post-shipment obligations. The Company estimates returns for sales to direct customers and international distributors based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered in this estimate.

Sales to U.S. distributors are made pursuant to agreements allowing the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing U.S. distributors to rotate a small portion of the Company’s products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, the Company defers recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms. In addition, the Company estimates returns for sales to domestic distributors based on historical return rates applied against current period gross revenues.

The Company makes estimates of potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by the Company may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. At June 25, 2005 and June 26, 2004, the Company had $10.1 million and $8.5 million accrued for returns and allowances, respectively. During fiscal year 2005, the Company recorded $61.5 million for estimated returns and allowances against revenues. This was offset by $59.9 million for actual returns and for allowances given during fiscal 2005. At June 25, 2005 and June 26, 2004, the Company had $3.9 million and $4.9 million accrued as allowance for doubtful accounts, respectively. To date, the Company has not experienced material write-offs of accounts receivable due to uncollectibility.

Accrued expenses

Included in accrued expenses on the Consolidated Balance Sheet at June 25, 2005 and June 26, 2004 were $22.3 million and $9.2 million of deferred license revenues, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were $11.3 million, $11.1 million, and $13.2 million in fiscal years 2005, 2004, and 2003, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company accounts for its stock option and employee stock purchase plans using the intrinsic value method prescribed in Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. In addition, the Company discloses pro forma information related to its stock plans according to SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

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

The valuation of options granted in fiscal years 2005, 2004, and 2003 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Participation Plan
	2005	2004	2003	2005	2004	2003
Expected option holding period (in years)	4.5	4.8	4.5	1.1	0.5	0.5
Risk-free interest rate	3.3%	2.9%	2.7%	2.5%	1.2%	1.3%
Stock price volatility	0.33	0.42	0.43	0.33	0.42	0.43
Dividend yield	1.0%	.63%	.46%	1.0%	.63%	.46%

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

do not provide a reliable single measure of the value of the options. The following is a summary of weighted average grant values generated by application of the Black-Scholes model:

	Weighted Average Grant Date Value For the Years Ended
	June 25, 2005	June 26, 2004	June 28, 2003
Stock Option Plans	$12.08	$15.63	$10.25
Employee Stock Participation Plans	$11.99	$11.63	$6.23

As required under SFAS 148, the reported net income and earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The adjusted amounts are as follows:

	For the Years Ended
	June 25, 2005	June 26, 2004	June 28, 2003
Net income – as reported	$540,837	$419,752	$309,601
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	155,904	134,734	139,684

Net income – pro forma	$384,933	$285,018	$169,917

Basic earnings per share – pro forma	$1.18	$0.87	$0.53

Diluted earnings per share – pro forma	$1.13	$0.82	$0.50

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

Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims, workers’ compensation claims, and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims and general liability are included in accrued expenses.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims are included in salary and salary related expenses.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment.” SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of SFAS 123(R) on the Company’s financial condition and results of operations and believes the charge of SFAS 123(R) will reduce the Company’s quarterly earnings by $0.07 to $0.08 per share for the first quarter of fiscal year 2006.

In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption SFAS 153 will have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 in its fiscal year 2006. The Company does not believe the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that its adoption of SFAS 154 will have a material impact on the Company’s financial condition, results of operations or liquidity.

In June 2005, the FASB issued FASB Staff Position (FSP) FAS 143-1, “Accounting for Electronic Equipment Waste Obligations.” FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. FSP FAS 143-1 provides guidance for the effects of the Directive with respect to historical waste, waste associated with products placed on the market on or before August 13, 2005. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member country. The Company does not believe that its adoption of FAS 143-1 will have a material impact on the Company’s financial condition, results of operations or liquidity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, allowances for doubtful accounts, customer returns and allowances, inventory valuation, reserves relating to litigation matters, accrued liabilities and reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Concentration of Credit Risk

Due to the Company’s credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. While a significant portion of the Company’s revenues is made through domestic and international distributors, no single customer has accounted for more than 10% of net revenues in the last three fiscal years.

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

Concentration of Other Risks

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

general economic conditions, both in the United States and abroad; economic conditions specific to the semiconductor industry and to the analog and mixed signal portion of that industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability of materials, supplies, machinery and equipment; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and, to a small extent, wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

NOTE 3: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended
	June 25, 2005	June 26, 2004	June 28, 2003
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$540,837	$419,752	$309,601

Denominator for basic earning per share	326,239	326,731	322,106
Effect of dilutive securities:
Stock options	16,604	23,844	19,147

Denominator for diluted earnings per share	342,843	350,575	341,253

Earnings per share:
Basic	$1.66	$1.28	$0.96

Diluted	$1.58	$1.20	$0.91

Approximately 24.0 million, 12.4 million, and 38.8 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for fiscal years 2005, 2004, and 2003, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 4: FINANCIAL INSTRUMENTS

Investments

In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” The Company recorded a net unrealized loss of $9.3 million and $7.5 million on available-for-sale investments at June 25, 2005 and June 26, 2004, respectively. There are 36 investments that are in a unrealized loss position at June 25, 2005. The unrealized loss resulted from an increase in interest rates that occurred during fiscal years 2005 and 2004. The Company believes the unrealized loss is temporary as most of the related available-for-sale investments will be held to maturity resulting in cash flow equal to face value. Fair market values are calculated based upon prevailing market quotes at the end of each fiscal year.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale investments at June 25, 2005 were as follows:

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury securities	$918,180	$166	$(9,232)	$909,114
Federal Agency Debt securities	380,307	—	(280)	380,027

Total available-for-sale investments	$1,298,487	$166	$(9,512)	$1,289,141

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 25, 2005.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
U.S. Treasury securities	$516,822	$(4,651)	$368,957	$(4,581)	$885,779	$(9,232)
Federal Agency Debt securities	380,027	(280)	—	—	380,027	(280)

	$896,849	$(4,931)	$368,957	$(4,581)	$1,265,806	$(9,512)

Available-for-sale investments at June 26, 2004 were as follows:

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury securities	$936,502	$30	$(7,395)	$929,137
Federal Agency Debt securities	19,903	—	(161)	19,742

Total available-for-sale investments	$956,405	$30	$(7,556)	$948,879

The Company realized no net gains or losses in fiscal year 2005. In fiscal years 2004 and 2003, the Company realized $0.1 million and $0.1 million of net gains, respectively. The Company’s portfolio of marketable securities by contractual maturity is as follows:

	June 25, 2005	June 26, 2004
	(Amounts in thousands)
Due in one year or less	$610,673	$19,874
Due after one year through three years	678,468	929,005

Total	$1,289,141	$948,879

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign exchange contracts

At June 25, 2005, and June 26, 2004, the Company held forward exchange contracts, all having maturities of less than six months, to exchange various foreign currencies for U.S. dollars in the amount of $53.2 million and $82.1 million, respectively. The table below summarizes, by currency, the notional amounts of the Company’s forward exchange contracts and net unrealized gain or loss at the end of fiscal years 2005 and 2004. The net unrealized gain or loss approximates the fair market value of these contracts.

	June 25, 2005		June 26, 2004
	Notional Amounts	Unrealized Gain (Loss)	Notional Amounts	Unrealized Gain (Loss)
	(Amounts in thousands)
Currency:
Japanese Yen	$33,243	$621	$45,726	$(636)
British Pound Sterling	8,102	36	21,092	(439)
Euro	11,022	292	14,056	(440)
Swiss Franc	826	13	1,233	(15)

	$53,193	$962	$82,107	$(1,530)

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates at year-end. The Company attempts to control credit risk through credit approvals and monitoring procedures. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial in fiscal years 2005 and 2004.

NOTE 5: INVENTORIES

The components of inventories consist of :

	June 25, 2005	June 26, 2004
	(Amounts in thousands)
Raw material	$14,432	$14,713
Work-in-process	103,696	73,833
Finished goods	49,651	29,239

	$167,779	$117,785

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 25, 2005	June 26, 2004
	(Amounts in thousands)
Land	$74,468	$71,709
Buildings and building improvements	320,206	345,700
Machinery and equipment	1,469,557	1,318,331

	1,864,231	1,735,740
Less accumulated depreciation	(862,766)	(793,554)

	$1,001,465	$942,186

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $73.2 million, $59.3 million and $60.3 million of depreciation expense in fiscal years 2005, 2004 and 2003, respectively

NOTE 7: OTHER ASSETS

Included in other assets on the Consolidated Balance Sheet at June 25, 2005 was $7.8 million of intellectual property, net of $6.2 million of accumulated amortization and adjustments. Amortization expenses and adjustments for the intellectual property were $2.7 million, $2.9 million and $0.6 million for fiscal years 2005, 2004 and 2003, respectively. The gross carrying amount of the intellectual property is $14.0 million and it is being amortized over ten years, which is its estimated useful life. The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production. As required by Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of the intellectual property whenever an indicator of impairment exists. There were no indicators of impairment as of June 25, 2005. Based on the carrying amount of identified assets recorded at June 25, 2005 and assuming no subsequent impairment of the underlying assets, the future amortization expense are expected to be as follows:

(In thousands)	2006	2007	2008	2009	2010	2011
Intellectual property assets:	1,400	1,400	1,400	1,400	1,400	753

Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be adversely impacted in the period such determination is made.

Also included in other assets in the Condensed Consolidated Balance Sheet at June 25, 2005 and June 26, 2004 are loans to employees of approximately $9.9 million and $7.2 million, respectively. These loans are collateralized. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans. These loans are not made to officers of the Company nor to purchase and exercise stock options.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of fiscal year 2005, the Company and Linear Technology Corporation (LTC) settled their on-going patent litigation that was brought by LTC against Maxim and other unrelated parties concerning LTC’s United States Patent 5,481,178, which relates to control circuits and methods for maintaining high efficiencies over broad current ranges in a switching regulator circuit. The settlement agreement resolved all legal claims between LTC and the Company and their respective subsidiaries, and it provided for the license of LTC’s United States Patent 5,481,178 to the Company for use in current and future products. Under the terms of the settlement agreement, the Company paid LTC $40 million in the fourth quarter of fiscal year 2005 and will pay LTC additional amounts in fiscal year 2006 through fiscal year 2013.

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

Commitments

The Company leases certain of its facilities under various operating leases that expire at various dates through fiscal year 2014. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

Future annual minimum lease payments for all leased facilities are as follows:

Fiscal Year	(Amounts in thousands)
2006	$2,929
2007	1,733
2008	1,113
2009	564
2010	192
Thereafter	121

$6,652

Rental expense amounted to approximately $4.6 million, $3.6 million, and $3.2 million in fiscal years 2005, 2004, and 2003.

Other commitments as of June 25, 2005 totaled approximately $19.5 million and mainly consists of purchase obligations for certain materials and supplies.

Indemnifications

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company also indemnifies its directors and executive officers to the maximum extent permitted under the laws of the State of Delaware. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid or been required to defend any indemnification claims, and

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordingly, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of comprehensive income and related tax effects were as follows:

	For the Years Ended
	June 25, 2005	June 26, 2004	June 28, 2003
	(Amounts in thousands)
Net income, as reported	$540,837	$419,752	$309,601
Change in unrealized (losses) gains on investments, net of tax of $(691) in 2005, $(4,086) in 2004, and $416 in 2003	(361)	(8,059)	961
Change in unrealized (losses) gains on forward exchange contracts, net of tax of $423 in 2005, $(162) in 2004, and $716 in 2003	795	(329)	1,383

Total comprehensive income	$541,271	$411,364	$311,945

Accumulated other comprehensive gains (losses) presented in the Consolidated Balance Sheets at June 25, 2005 and June 26, 2004 consist of net unrealized losses on available-for-sale investments of $(5.4) million and $(5.0) million, respectively, net unrealized gains (losses) on forward exchange contracts of $0.4 million and $(0.5) million, respectively, and net foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively.

NOTE 10: EMPLOYEE STOCK AND BENEFIT PLANS

Stock option and purchase plans

At June 25, 2005, the Company has reserved a total of 107,022,787 of its common shares for issuance to employees and certain others under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan (ESP Plan), and Supplemental Nonemployee Stock Option Plan. Under the above-mentioned stock option plans, options are granted at a price not less than fair market value as determined by the Board of Directors or Plan administrator at the date of grant. Options granted under the stock option plans described above generally vest within five years and expire from five to ten years from the date of the grant or such shorter term as may be provided in the agreement. Under the 1987 ESP Plan, employees of the Company could purchase shares of common stock at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. During fiscal year 2005, the Company recorded $117,000,000 of tax payable benefit on the exercise of nonqualified stock options and on disqualifying dispositions under stock plans ($152,500,000 in fiscal year 2004 and $113,473,000 in fiscal year 2003).

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to activity under the stock option plans and ESP Plan is set forth below:

	Outstanding Options
	Shares Available for Grant	Numbers of Shares	Weighted Average Exercise Price Per Share
Balance, June 29, 2002	2,039,534	94,256,025	$28.25
Shares reserved	14,000,000	—	—
Options granted	(19,432,732)	19,432,732	$28.32
Options cancelled	6,132,895	(6,406,967)	$37.94
Options exercised	—	(9,046,911)	$9.73

Balance, June 28, 2003	2,739,697	98,234,879	$29.30
Shares reserved	9,800,000	—	—
Options granted	(15,964,375)	15,964,375	$42.15
Options cancelled	5,195,039	(5,234,337)	$45.61
Options exercised	—	(12,223,936)	$14.25

Balance, June 26, 2004	1,770,361	96,740,981	$32.28
Shares reserved	14,500,000	—	—
Options granted	(15,588,733)	15,588,733	$40.48
Options cancelled	3,314,738	(3,330,234)	$38.74
Options exercised	1,139,119	(7,112,178)	$14.89

Balance, June 25, 2005	5,135,485	101,887,302	$34.51

At June 25, 2005, 46,522,608 options to purchase shares of common stock were exercisable. Options exercisable at June 26, 2004 and June 28, 2003 were 40,982,928 and 40,797,090 respectively.

The following table summarizes information about options outstanding at June 25, 2005:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 25, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 25, 2005	Weighted Average Exercise Price
$ 5.38 - $19.86	15,425,087	2.1	$13.16	14,998,177	$13.16
$20.44 - $32.97	16,031,767	5.8	$24.83	9,095,758	$25.21
$33.04 - $34.97	16,458,794	7.0	$33.93	4,144,679	$34.18
$35.16 - $39.88	15,617,058	7.4	$37.71	4,937,788	$37.82
$40.16 - $42.94	17,204,562	8.0	$41.33	5,496,411	$41.41
$43.00 - $49.92	13,408,033	7.7	$45.92	3,190,380	$46.49
$50.00 - $87.06	7,742,001	5.6	$56.89	4,659,415	$57.58

	101,887,302	6.3	$34.51	46,522,608	$30.08

401(k) retirement plan

The Company sponsors a 401(k) retirement plan (401(k) Plan) through Fidelity Investments, under which full-time U.S. employees may contribute, on a pretax basis, between 1% and 20% of their total annual income from the Company, subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The administration expenses charged by Fidelity Investments, which the Company pays, was immaterial for fiscal year 2005. Company contributions to the 401(k) Plan were $0.5 million, $0.9 million, and $0.7 million in fiscal years 2005, 2004 and 2003, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

	For the Years Ended
	June 25, 2005	June 26, 2004	June 28, 2003
	(Amounts in thousands)
Federal
Current	$209,571	$169,021	$95,032
Deferred	43,059	22,169	45,685
State
Current	12,309	9,400	5,000
Deferred	477	1,326	2,710
Foreign
Current	3,384	4,828	4,063

	$268,800	$206,744	$152,490

Pretax income from foreign operations was approximately $14.3 million, $13.3 million and $9.2 million for the years ended June 25, 2005, June 26, 2004, and June 28, 2003, respectively.

The Company has tax holidays with respect to certain operations in Thailand and in prior years had tax holidays in the Philippines. The Thailand tax holiday will expire in fiscal year 2012. The impact of the tax holidays was to increase net income by approximately $0.5 million, $0 million and $0.2 million during fiscal years 2005, 2004, and 2003, respectively. As of June 25, 2005 the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $20.5 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 25, 2005 the amount of unrecognized deferred tax liability on the indefinitely reinvested earnings was approximately $7.2 million.

The Company is continuing to evaluate the impact of the one-time favorable foreign dividend repatriation provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004. The Company may decide to repatriate earnings during its fiscal year 2006 to take advantage of these provisions, however, any such repatriations are not expected to have a material impact on the Company’s financial condition, results of operations and liquidity.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Years Ended
	June 25, 2005	June 26, 2004	June 28, 2003
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.0	1.3	1.3
General business credits	(0.4)	(0.6)	(1.1)
Export sales benefit	(2.5)	(2.9)	(2.5)
Other	0.1	0.2	0.3

Income tax rate	33.2%	33.0%	33.0%

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	June 25, 2005	June 26, 2004
	(Amounts in thousand)
Deferred tax assets:
Inventory valuation and reserves	$71,958	$67,246
Distributor related accruals and sales return and allowance accruals	13,312	19,687
Deferred revenue	8,158	3,224
Accrued compensation	32,325	27,042
Net operating loss carryovers	4,751	8,011
Tax credit carryovers	50,223	100,946
Impairment charge	6,916	9,694
Other reserves and accruals not currently deductible for tax reporting	9,890	21,006
Other	3,138	6,433

Total deferred tax assets	200,671	263,289

Deferred tax liabilities:
Fixed assets cost recovery	(147,482)	(110,814)
Other	(4,345)	(4,223)

Net deferred tax assets before valuation allowance	48,844	148,252
Valuation allowance	(52,959)	(108,957)

Net deferred tax assets (liabilities)	$(4,115)	$39,295

The decrease in the valuation allowance of $56.0 million in fiscal year 2005 is primarily due to the utilization and recognition of loss and credit carryovers attributable to stock option deductions, the benefit of which was credited to additional paid-in capital when recognized.

The valuation allowance of $53.0 million is primarily attributable to the tax benefits on gains realized from the exercise of stock options, and when realized, will be recorded as a credit to additional paid-in-capital.

As of June 25, 2005, the Company has $3.3 million of foreign net operating loss carryforwards expiring at various dates between fiscal year 2006 and fiscal year 2007, $0.7 million of foreign net operating loss carryforwards with no expiration date and $64.1 million of state net operating loss carryforwards expiring at various dates between fiscal year 2007 and 2022.

As of June 25, 2005, the Company has $60.5 million of state credit carryforwards with no expiration date and various other federal and state credit carryforwards with varying expiration dates.

NOTE 12: SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise-wide information is provided in accordance with SFAS 131. During fiscal year 2005, the Company changed its methodology for accumulating geographical revenue information from that based on customers’ bill-to location to one based on customers’ ship-to location. Prior years amounts have been revised to reflect this methodology change. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Years Ended
	June 25, 2005	June 26, 2004	June 28, 2003
	(Amounts in thousands)
United States	$441,927	$380,846	$354,492
China	373,890	272,917	155,796
Japan	165,409	148,887	122,728
Rest of Asia	329,305	317,911	263,762
Europe	316,136	277,226	225,208
Rest of World	45,046	41,476	31,233

	$1,671,713	$1,439,263	$1,153,219

Net long-lived assets by geographic region were as follows:

	June 25, 2005	June 26, 2004
	(Amounts in thousands)
United States	$755,557	$755,473
Philippines	194,876	170,806
Rest of World	51,032	15,907

	$1,001,465	$942,186

NOTE 13: COMMON STOCK REPURCHASES

In fiscal year 2002, the Board of Directors authorized the Company to repurchase up to 20 million shares of the Company’s common stock from time to time at the discretion of the Company’s management between the dates of such authorizations and the end of the Company’s fiscal year 2003. In May 2003, the Board of Directors extended the share repurchase authorization noted above to the end of the Company’s fiscal year 2004. In March 2004, the Board of Directors authorized the Company to repurchase an additional 10 million shares of the Company’s common stock; such share repurchase authorizations has no expiration date. During fiscal year 2004, the Company repurchased approximately 12.4 million shares of its common stock for $601.2 million. As of June 26, 2004, approximately 4.0 million shares remained available under such repurchase authorization.

In May 2005, the Board of Directors authorized the Company to repurchase an additional 10 million shares of the Company’s common stock. This share repurchase authorization has no expiration date. During fiscal year 2005, the Company repurchased approximately 4.1 million shares of its common stock for $168.5 million. As of June 25, 2005, approximately 10.0 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors. Common stock repurchased is retired and is not held as treasury stock.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (CEO) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation. Deferred compensation bears interest at a rate equal to the interest rate that employees of the Company are required to pay the Company under the Company’s employee loan program. Compensation deferred on or prior to December 31, 2004, including interest, is payable (i) upon the CEO’s termination as an employee or service provider to the Company, in approximately equal quarterly installments over a five-year period, (ii) upon his death, to his designated beneficiary, in a lump sum payment as soon as administratively possible, or (iii) in the event of an unforeseeable emergency. Compensation deferred after December 31, 2004, including interest, is payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. As of June 25, 2005 and June 26, 2004, the CEO’s deferred compensation balances, including interest thereon, totaled $24.1 million and $18.4 million, respectively, which is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 15: SUBSEQUENT EVENT

During the first quarter of fiscal year 2006, the Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock payable on August 30, 2005 to stockholders of record on August 15, 2005.

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2005	6/25/05	3/26/05	12/25/04	9/25/04
	Unaudited (Amounts in thousands, except percentages and per share data)
Net revenues	$400,397	$400,188	$436,061	$435,067
Cost of goods sold	112,079	111,896	119,437	120,252

Gross margin	$288,318	$288,292	$316,624	$314,815
Gross margin %	72.0%	72.0%	72.6%	72.4%

Operating income	$180,013	$180,438	$210,265	$210,656
% of net revenues	45.0%	45.1%	48.2%	48.4%

Net income	$126,140	$125,537	$144,615	$144,545

Earnings per share
Basic	$0.38	$0.38	$0.44	$0.45

Diluted	$0.37	$0.37	$0.42	$0.42

Shares used in the calculation of earnings per share
Basic	327,682	326,945	325,660	324,668

Diluted	340,552	342,720	343,226	344,875

Dividends declared per share	$0.10	$0.10	$0.10	$0.08

Net income for the three months ended March 26, 2005 and June 25, 2005 include $5.0 million and $5.0 million recorded for discretionary employee bonuses, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2004	6/26/04	3/27/04	12/27/03	9/27/03
	Unaudited (Amounts in thousands, except percentages and per share data)
Net revenues	$420,963	$370,023	$338,108	$310,169
Cost of goods sold	125,540	111,761	103,029	93,028

Gross margin	$295,423	$258,262	$235,079	$217,141
Gross margin %	70.2%	69.8%	69.5%	70.0%

Operating income	$181,243	$157,461	$141,675	$125,656
% of net revenues	43.1%	42.6%	41.9%	40.5%

Net income	$124,697	$109,163	$98,519	$87,373

Earnings per share
Basic	$0.39	$0.33	$0.30	$0.27

Diluted	$0.36	$0.31	$0.28	$0.25

Shares used in the calculation of earnings per share
Basic	323,240	328,247	329,188	326,247

Diluted	346,894	354,183	353,888	347,333

Dividends declared per share	$0.08	$0.08	$0.08	$0.08

Net income for the three months ended June 26, 2004 includes $17.5 million of discretionary bonuses awarded to employees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Maxim Integrated Products, Inc.:

We have audited the accompanying consolidated balance sheet of Maxim Integrated Products, Inc. and subsidiaries (collectively the “Company”) as of June 25, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 25, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2005 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 7, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Maxim Integrated Products, Inc.

We have audited the accompanying consolidated balance sheet of Maxim Integrated Products, Inc., as of June 26, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended June 26, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended June 26, 2004 and June 28, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxim Integrated Products, Inc., at June 26, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

August 2, 2004

MAXIM INTEGRATED PRODUCTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deduction) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(Amounts in thousands)
Doubtful accounts
Year ended June 25, 2005	$4,920	$(489)	$562	$3,869
Year ended June 26, 2004	$5,118	$—	$198	$4,920
Year ended June 28, 2003	$5,687	$—	$569	$5,118

(1)	Uncollectible accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2005

MAXIMINTEGRATED PRODUCTS, INC.

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

Signature	Title	Date
/s/ John F. Gifford John F. Gifford	President,Chief ExecutiveOfficer and Chairman of the Board (Principal Executive Officer)	September 8, 2005

/s/ James R. Bergman James R. Bergman	Director	September 8, 2005

/s/ B. Kipling Hagopian B. Kipling Hagopian	Director	September 8, 2005

/s/ M.D. Sampels M.D. Sampels	Director	September 8, 2005

/s/ A.R. Wazzan A. R. Wazzan	Director	September 8, 2005

/s/ Michael J. Byrd Michael J. Byrd	Director	September 8, 2005

/s/ Peter de Roetth Peter de Roetth	Director	September 8, 2005

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm

Deloitte & Touche LLP

San Jose, California

Registrar/Transfer Agent

EquiServe Trust Company, N.A.

Boston, Massachusetts

Corporate Headquarters

120 San Gabriel Drive

Sunnyvale, California 94086

(408) 737-7600

Stock Listing

At June 25, 2005, there were 1,402 stockholders of record of the Company’s common stock as reported by EquiServ Trust Company, N.A. Maxim common stock is traded on the Nasdaq National Market under the symbol “MXIM”.

Annual Meeting

The annual meeting of stockholders will be held on Thursday, November 10, 2005 at 11:00 a.m. at the Company’s Event Center, 433 N. Mathilda Avenue, Sunnyvale, California 94086.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.3(2)	Amendments to Restated Certificate of Incorporation of the Company

3.4(3)	Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4

10.5(4)	Agreement between John F. Gifford and the Company, dated as of July 14, 1987, as amended and restated(A)

10.8	The Company’s Form of Indemnity Agreement(A)

10.11(6)	The Company’s Incentive Stock Option Plan, as amended(A)

10.12(7)	The Company’s 1987 Supplemental Stock Option Plan, as amended(A)

10.13(7)	The Company’s Supplemental Nonemployee Stock Option Plan, as amended(A)

10.14(8)	The Company’s 1987 Employee Stock Participation Plan, as amended(A)

10.16(8)	The Company’s 1996 Stock Incentive Plan, as amended(A)

10.17(8)	Dallas Semiconductor Corporation – 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder(A)

10.18(8)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder(A)

10.19(8)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended (A)

10.20(8)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended (A)

10.21(8)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended(A)

10.22(8)	Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated May 20, 1999, as amended(A)

10.23(8)	Employment Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated April 11, 2001 (A)

10.24(8)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended

10.25(8)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended(A)

10.26(8)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)

10.27(8)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options(A)

10.28(8)	Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)

10.29(8)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers(A)

14	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 64)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A) Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(2)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to the exhibit with the corresponding exhibit number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the exhibit with the corresponding exhibit number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002

(4)	Incorporated by reference to exhibit 10.7 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(5)	Incorporated by reference to exhibit 10.34 in the Company’s Registration Statement on Form S-1 (File No. 33-19561).

(6)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the exhibit with the corresponding exhibit number in the Company’s Annual Report on Form 10-K for the year ended June 27, 1998.

(8)	Incorporated by reference to the Appendix A in the Company’s Proxy Statement for a Special Meeting of its stockholders held on September 17, 2004.