Form 10-Q
period 2005-09-24
MAXIM INTEGRATED PRODUCTS INC
filed 2005-11-03
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

Class: Common Stock,	Outstanding at October 21, 2005
$0.001 par value	327,815,112 shares

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

(Amounts in thousands)	September 24, 2005	June 25, 2005
ASSETS
Current assets:
Cash and cash equivalents	$202,800	$185,551
Short-term investments	1,382,313	1,289,141

Total cash, cash equivalents and short-term investments	1,585,113	1,474,692

Accounts receivable, net	212,949	192,345
Inventories	183,243	167,779
Deferred tax assets	133,040	128,766
Other current assets	11,241	10,184

Total current assets	2,125,586	1,973,766
Property, plant and equipment, net	999,788	1,001,465
Other assets	28,850	28,840

TOTAL ASSETS	$3,154,224	$3,004,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,695	$56,266
Income taxes payable	52,701	33,173
Accrued salary and related expenses	128,927	121,234
Accrued expenses	62,702	54,305
Deferred income on shipments to distributors	19,247	20,225

Total current liabilities	328,272	285,203
Deferred tax liabilities	128,196	134,686

Total liabilities	456,468	419,889

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock	—	—
Common stock	328	327
Additional paid-in capital	177,715	134,671
Retained earnings	2,528,293	2,455,714
Accumulated other comprehensive loss	(8,580)	(6,530)

Total stockholders’ equity	2,697,756	2,584,182

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,154,224	$3,004,071

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended
(Amounts in thousands, except per share data)	September 24, 2005	September 25, 2004
Net revenues	$424,364	$435,067
Cost of goods sold (1)	132,615	120,252

Gross margin	291,749	314,815

Operating expenses:
Research and development (1)	117,053	79,097
Selling, general and administrative (1)	28,865	25,062

Total operating expenses	145,918	104,159

Operating income	145,831	210,656
Interest income and other, net	10,967	5,729

Income before provision for income taxes	156,798	216,385
Provision for income taxes	51,430	71,840

Net income	$105,368	$144,545

Earnings per share:
Basic	$0.32	$0.45

Diluted	$0.31	$0.42

Shares used in the calculation of earnings per share:
Basic	327,959	324,668

Diluted	344,860	344,875

Dividend declared per share	$0.10	$0.08

(1) Includes stock-based compensation charges as follow:

Cost of goods sold	$10,454	$—
Research and development	26,478	—
Selling, general and administrative	4,527	—

Total stock-based compensation	$41,459	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended
(Amounts in thousands)	September 24, 2005	September 25, 2004
Cash flows from operating activities:
Net income	$105,368	$144,545
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	41,459	—
Depreciation, amortization and other	20,568	18,685
Tax benefit related to stock based compensation plans	21,860	23,788
Excess tax benefit related to stock based compensation plans	(16,259)	—
Changes in assets and liabilities:
Accounts receivable	(20,604)	(3,333)
Inventories	(7,736)	(18,033)
Deferred taxes	(9,562)	4,041
Income tax refund receivable	—	(239)
Other current assets	(1,741)	366
Accounts payable	8,429	(3,852)
Income taxes payable	19,528	25,511
Deferred income on shipments to distributors	(978)	136
All other accrued liabilities	15,777	16,651

Net cash provided by operating activities	176,109	208,266

Cash flows from investing activities:
Additions to property, plant and equipment	(17,971)	(66,344)
Other non-current assets	(238)	(109)
Purchases of available-for-sale securities	(245,432)	(278,936)
Proceeds from sales/maturities of available-for-sale securities	149,000	294,323

Net cash used in investing activities	(114,641)	(51,066)

Cash flows from financing activities:
Issuance of common stock	53,620	25,907
Excess tax benefit related to stock based compensation plans	16,259	—
Repurchase of common stock	(81,309)	(58,490)
Dividends paid	(32,789)	(25,946)

Net cash used in financing activities	(44,219)	(58,529)

Net increase in cash and cash equivalents	17,249	98,671
Cash and cash equivalents:
Beginning of period	185,551	147,734

End of period	$202,800	$246,405

Supplemental disclosures of cash flow information:
Income tax paid	19,911	18,738

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The results of operations for the three months ended September 24, 2005 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 25, 2005.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal years 2006 and 2005 are 52-week fiscal years.

NOTE 2: STOCK-BASED COMPENSATION

Effective June 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R).

At September 24, 2005 the Company had five stock option plans and one employee stock participation plan, including the Company’s 1996 Stock Incentive Plan (1996 Plan), 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan (ESP Plan), and Supplemental Nonemployee Stock Option Plan. The Company’s aggregate $41.5 million compensation cost for the three months ended September 24, 2005, was mainly generated by the Company’s 1996 Plan and the Company’s ESP Plan, which represented $37.7 million and $3.8 million in compensation cost, respectively. Total income tax benefit recognized in the income statement for the three months ended September 24, 2005 was $13.6 million for the Company’s 1996 Plan for share-based compensation arrangements. Compensation cost capitalized as part of inventory was $7.7 million for the three months ended September 24, 2005

1996 Stock Incentive Plan

The Company’s 1996 Plan, which was previously approved by the Company’s stockholders, permits the grant of up to 117.6 million shares. Under the 1996 Plan, options are granted with an exercise price not less than fair market value on the date of grant as determined by the Board of Directors or Plan administrator. Options granted under the 1996 Plan, as well as under the Company’s other stock plans described above, generally vest within five years and expire from five to ten years from the date of the grant or such shorter term as may be provided in the agreement.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The Company estimates expected stock price volatility based on actual volatility observed in the historical record, and also on reported volatility data for the Company stock and traded options for which Company stock is the underlying asset. The Company uses historical data to estimate option exercises, expected option holding period and option termination. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield.

1987 Employee Stock Participation Plan

The Company’s ESP Plan, which was previously approved by the Company’s stockholders, permits the grant of up to 16.6 million shares. Under the ESP Plan, the Company offers stock purchase rights to purchase the Company stock at three to twenty-four month intervals at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. The Company’s ESP Plan does not permit employees to buy more than $25,000 worth of stock annually.

The fair value of stock purchase rights granted under the Company’s ESP Plan is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options on the Company’s stock. The Company uses historical data to estimate expected holding period and the U.S. Treasury yield for the risk-free interest rate.

The value of the Company’s stock options granted under its stock option plans during the three months ended September 24, 2005 and September 25, 2004 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	Sept. 24, 2005	Sept. 25, 2004
Expected option holding period (in years)	4.5	4.3
Risk-free interest rate	3.9%	2.7%
Stock price volatility	28%	36%
Dividend yield	1%	1%

The value of the Company’s stock purchase rights granted under its ESP Plan during the three months ended September 24, 2005 and September 25, 2004 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	Sept. 24, 2005	Sept. 25, 2004
Expected option holding period (in years)	1.1	0.7
Risk-free interest rate	3.5%	1.0%
Stock price volatility	29%	36%
Dividend yield	1%	1%

The following table summarizes the Company’s stock option plans and ESP Plan activities as of September 24, 2005, and changes during the three months ended September 24, 2005

	Outstanding Options
Options	Shares	Weighted-Average Exercise Price
Options Outstanding at June 25, 2005	101,887,302	$34.51
Options Granted	2,819,503	40.50
Options Exercised	(2,789,393)	19.22
Options Forfeited or Expired	(1,224,166)	41.32

Options Outstanding at Sept. 24, 2005	100,693,246	$35.02

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At September 24, 2005, 46.9 million shares of options are exercisable with weighted-average exercise price of $31.42. The weighted-average remaining contractual term for outstanding and exercisable options at September 24, 2005 was 6.2 and 4.4 years, respectively. The aggregate intrinsic value for outstanding and exercisable options at September 24, 2005 was $821.3 million and $570.3 million respectively.

As of September 24, 2005, 53.8 million unvested awards represent $360.9 million of unrecognized compensation costs, net of $91.4 million of estimated forfeitures. This cost is expected to be recognized over a weighted average period of approximately 2 years.

The following table shows total stock-based compensation expense described for the three months ended September 24, 2005 from the plans mentioned above, included in the Condensed Consolidated Statement of Income:

(Amounts in thousands)	Three Months Ended September 24, 2005
Cost of goods sold	$10,454
Research and development	26,478
Selling, general and administrative	4,527

Pre-tax stock-based compensation expense	41,459
Income tax benefits	13,599

Net stock-based compensation expense	$27,860

As required under SFAS 123(R), the reported net income and earnings per share for the three months ended September 25, 2004 have been presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

(Amounts in thousands, except per share data)	Three Months Ended September 25, 2004
Net income - as reported	$144,545
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	36,829

Net income - pro forma	$107,716

Basic earnings per share –as reported	$0.45

Basic earnings per share -pro forma	$0.33

Diluted earnings per share – as reported	$0.42

Diluted earnings per share -pro forma	$0.31

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3: INVENTORIES

The components of inventories consist of:

(Amounts in thousands)	September 24, 2005	June 25, 2005
Raw material	$13,917	$14,432
Work-in-process	115,100	103,696
Finished goods	54,226	49,651

	$183,243	$167,779

NOTE 4: OTHER ASSETS

Included in other assets on the Condensed Consolidated Balance Sheet at September 24, 2005 was $7.4 million of intellectual property, net of $6.6 million of accumulated amortization and adjustments. Amortization expenses and adjustments for the intellectual property were $0.4 million and $0.3 million for the three months ended September 24, 2005 and September 25, 2004, respectively. The gross carrying amount of the intellectual property is $14.0 million and it is being amortized over ten years, which is its estimated useful life. The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production. As required by Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of the intellectual property whenever an indicator of impairment exists. There were no indicators of impairment as of September 24, 2005. Based on the carrying amount of identified assets recorded at September 24, 2005 and assuming no subsequent impairment of the underlying assets, the future amortization expense are expected to be as follows:

(Amounts in thousands)	2006 remaining	2007	2008	2009	2010	2011
Intellectual property assets:	1,050	1,400	1,400	1,400	1,400	734

Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

Also included in other assets in the Condensed Consolidated Balance Sheet at September 24, 2005 and June 25, 2005 are loans to employees of approximately $9.3 million and $9.9 million, respectively. These loans are collateralized. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans. These loans are not made to officers of the Company nor to purchase and exercise stock options.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended
(Amounts in thousands, except per share data)	September 24, 2005	September 25, 2004
Numerator for basic earnings per share and diluted earnings per share
Net income	$105,368	$144,545

Denominator for basic earning per share	327,959	324,668
Effect of dilutive securities:
Stock options	16,901	20,207

Denominator for diluted earnings per share	344,860	344,875

Earnings per share:
Basic	$0.32	$0.45

Diluted	$0.31	$0.42

Net income and earnings per share for the three month period ended September 25, 2004, does not include stock based compensation expense as the Company did not adopt SFAS 123(R) until June 26, 2005.

Approximately 39.4 million and 15.4 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ended September 24, 2005 and September 25, 2004, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at September 24, 2005 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income, net” in the Condensed Consolidated Statements of Income.

NOTE 7: SEGMENT INFORMATION

The Company operates and tracks its results as one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer’s ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
(Amounts in thousands)	September 24, 2005	September 25, 2004
United States	$99,833	$114,150
China	119,172	95,078
Japan	38,351	45,306
Rest of Asia	82,404	88,219
Europe	72,304	79,961
Rest of World	12,300	12,353

	$424,364	$435,067

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)	September 24, 2005	June 25, 2005
United States	$756,034	$755,557
Philippines	182,897	194,876
Rest of World	60,857	51,032

	$999,788	$1,001,465

The Company recorded $19.6 million and $17.8 million of depreciation expense for three months ended September 24, 2005 and September 25, 2004, respectively.

NOTE 8: COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended
(Amounts in thousands)	September 24, 2005	September 25, 2004
Net income, as reported	$105,368	$144,545
Change in unrealized (losses) gains on investments, net of tax of $(1,161) and $1,869, respectively	(1,978)	3,794
Change in unrealized (losses) gains on forward exchange contracts, net of tax of $(41) and $135, respectively	(72)	275

Total comprehensive income	$103,318	$148,614

Accumulated other comprehensive gains (losses) presented in the Condensed Consolidated Balance Sheets at September 24, 2005 and June 25, 2005 consist of net unrealized losses on available-for-sale investments of $(7.4) million and $(5.4) million, respectively, net unrealized gains (losses) on forward exchange contracts of $0.3 million and $0.4 million, respectively, and net foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9: INCOME TAXES

The Company is continuing to evaluate the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004. The Company may decide to repatriate earnings in fiscal 2006 to take advantage of these provisions, however, any such repatriations are not expected to have a material impact on the Company’s financial condition, results of operations and liquidity.

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

In the third quarter of fiscal year 2005, the Company and Linear Technology Corporation (LTC) entered into a settlement agreement resolving patent litigation that had been brought by LTC against the Company. The settlement agreement resolved all legal claims between LTC and the Company and their respective subsidiaries, and it provided for the license of LTC’s United States Patent 5,481,178 to the Company for use in current and future products. Under the terms of the settlement agreement, the Company paid LTC $40 million in the fourth quarter of fiscal year 2005 and will pay LTC additional amounts in fiscal year 2006 through fiscal year 2013.

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

Indemnifications

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company also indemnifies its directors and executive officers to the maximum extent permitted under the laws of the State of Delaware. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any indemnification claims, and accordingly, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE 13: COMMON STOCK REPURCHASES

From fiscal year 2002 through 2005, the Board of Directors authorized the Company to repurchase up to 40 millions shares of the Company’s common stock from time to time at the discretion of the Company’s management. As of June 25, 2005, approximately 10.0 million shares remained available under these repurchase authorizations which have no expiration date. During the three months ended September 24, 2005, the Company repurchased 1.9 million of its common stock for $81.3 million. As of September 24, 2005, approximately 8.1 million shares remained available for repurchase under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors. Common stock repurchased is retired and is not held as treasury stock.

NOTE 14: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (CEO) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation. Deferred compensation bears interest at a rate equal to the interest rate that employees of the Company are required to pay the Company under the Company’s employee loan program. Compensation deferred on or prior to December 31, 2004, including interest, is payable (i) upon the CEO’s termination as an employee or service provider to the Company, in approximately equal quarterly installments over a five-year period, (ii) upon his death, to his designated beneficiary, in a lump sum payment as soon as administratively possible, or (iii) in the event of an unforeseeable emergency. Compensation deferred after December 31, 2004, including interest, is payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. As of September 24, 2005 and June 25, 2005, the CEO’s deferred compensation balances, including interest thereon, totaled $24.4 million and $24.1 million, respectively, which is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 15: SUBSEQUENT EVENT

During the second quarter of fiscal year 2006, the Board of Directors declared a cash dividend of $0.125 per share on the Company’s common stock payable on November 29, 2005 to stockholders of record on November 14, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements that fall within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Report, other than statements that are purely historical, are forward-looking statements, including statements regarding or implicating the Company’s expectations, intentions, plans, goals and hopes regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of such words and similar expressions identify forward-looking statements. All forward-looking statements in this Report, including this Management’s Discussion and Analysis section, are based on the Company’s current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

Forward-looking statements include, without limitation, the Company’s estimates of future amortization expense related to intellectual property assets; the Company’s expectation that repatriating earnings to take advantage of the American Jobs Creation Act of 2004 will not have a material impact on its financial condition, results of operations and liquidity; the Company’s belief that the ultimate outcome of the Qualcomm litigation and any other pending legal proceedings will not have a material adverse effect on the financial position or liquidity of the Company; the Company’s belief that it is more likely than not that net deferred tax assets will be realized; the Company’s belief that it possesses sufficient liquidity and capital resources to meet cash and working capital requirements and fund operations for at least the next twelve months; and the Company’s continuous attempts to control and reduce, if possible, expenses.

Actual results could differ materially from those forecasted based upon, among other things, errors in the Company’s assumptions underlying its amortization expense estimates; unexpected interpretations of the American Jobs Creation Act of 2004; unexpected outcomes in the Company’s pending legal proceedings; unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets; an unexpected decline in liquidity or cash flow; the Company’s ability to repurchase its common stock at favorable prices; and the Company’s effectiveness in controlling and, if possible, reducing expenses.

In addition, future business could be adversely affected by technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market; the Company being unable to sustain its success in recruiting and retaining high-quality personnel; the Company’s success in the markets its products are introduced in; whether, and the extent to which, demand for the Company’s products increases and reflects real end-user demand; customer cancellations and delays of outstanding orders; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals; whether the Company is able to effectively and successfully manage manufacturing operations; whether the Company is able to successfully commercialize its new technologies; the risks of doing business internationally and in less developed countries, including the risks of theft and damage to products during transit; overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company’s semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; and other risk factors described in the Company’s filings with the Securities and Exchange Commission and in particular its Annual Report on Form 10-K for the fiscal year ended June 25, 2005.

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

Stock Based Compensation

Effective June 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock based compensation costs and the actual factors which become known over time, the Company may change the input factors used in determining stock based compensation costs. These changes may materially impact the Company’s results of operations in the period such changes are made.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $424.4 million and $435.1 million for the three months ended September 24, 2005 and September 25, 2004, respectively, a decrease of 2.5%. The decrease in net revenues for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 is primarily due to sales of products with lower average selling prices combined with a decrease in average selling prices on the Company’s already existing proprietary and second-source products. This was offset to a large extent by higher unit shipments during the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005.

During the three months ended September 24, 2005 and September 25, 2004, approximately 76% and 74%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three months ended September 24, 2005 and September 25, 2004 was immaterial.

Gross Margin

Pro forma gross margin (excluding stock based compensation) as a percentage of net revenues was 71.2% and gross margin derived under General Accepted Accounting Principles in the United States (GAAP) was 68.7% and 72.4% for the three months ended September 24, 2005 and September 25, 2004, respectively. The gross margin percentage for the three months ended September 24, 2005 as compared to the three months ended September 25, 2004 decreased primarily due to $10.5 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, gross margin for the three months ended September 24, 2005 as compared to the three months ended September 25, 2004 decreased primarily due to sales of products with lower average selling prices combined with a decrease in average selling prices. Gross margins for the three months ended September 24, 2005 were also impacted by $1.6 million of discretionary employee bonuses recorded. Gross margins for the three months ended September 25, 2004 were negatively impacted due to $4.2 million of inventory write downs.

Research and Development

Pro forma research and development expenses (excluding stock based compensation) were $90.6 million and GAAP research and development expenses were $117.1 million and $79.1 million for the three months ended September 24, 2005 and September 25, 2004 respectively, which represented pro forma (excluding stock based compensation) 21.3% of net revenues and 27.6% and 18.2% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to $26.5 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, research and development expenses for the three months ended September 24, 2005 as compared to the three months ended September 25, 2004 increased $6.4 million from hiring additional engineers to support the Company’s research and development and process development efforts, and $2.7 million due to discretionary employee bonuses recorded.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Selling, General and Administrative

Pro forma selling, general and administrative expenses (excluding stock based compensation) were $24.3 million and GAAP selling, general and administrative expenses were $28.9 million and $25.1 million for the three months ended September 24, 2005, and September 25, 2004, respectively, which represented pro forma (excluding stock based compensation) 5.7% of net revenues and 6.8% and 5.8% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars for the three months ended September 24, 2005 as compared to the three months ended September 25, 2004 is primarily due to $4.5 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, selling, general and administrative expenses for the three months ended September 24, 2005 as compared to the three months ended September 25, 2004 increased due to $0.7 million of discretionary employee bonuses recorded. This was offset by a $1.5 million decrease in advertising and marketing costs.

Interest Income and Other, Net

Interest income and other, net was $11.0 million and $5.7 million for the three months ended September 24, 2005, and September 25, 2004, respectively. This increase was due to higher average interest rates and higher average invested cash, cash equivalents, and short-term investments balances.

Income Taxes

The effective income tax rate for the three months ended September 24, 2005 and September 25, 2004 was 32.8% and 33.2%, respectively. The decrease in the effective tax rate was primarily due to the new domestic production activities deduction that was enacted as part of the American Jobs Creation Act of 2004 and benefited the Company for the first time in fiscal 2006. This benefit was partially offset by the phase out of the extraterritorial income exclusion that was also enacted as part of the American Jobs Creation Act of 2004. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

The Company’s net deferred tax asset at September 24, 2005 was $7.0 million. Realization of this net deferred tax asset is dependent primarily upon achieving future U.S. taxable income of $19 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2005. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Stock Based Compensation

Effective June 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company believes the expensing of stock based compensation results in the impairment of the usefulness of financial statements of reporting companies. Accordingly, the Company has supported efforts to prevent the adoption of SFAS 123(R) and continues to support the lobbying efforts to have the implementation requirements of SFAS 123(R) prohibited. The Company directs those interested in pursuing these efforts to http://www.expensingisbadaccounting.com

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

The following table reconciles the Company’s Consolidated Statements of Income determined in accordance with generally accepted accounting principles in the United States (GAAP) to pro forma Consolidated Statements of Income, which excludes the effect of stock based compensation costs, for the three months ended September 24, 2005 and September 25, 2004, respectively.

Reconciliation of GAAP to Pro Forma Consolidated Statements of Income

(Amounts in thousands, except per share data)	Three months ended September 24, 2005 (Unaudited)			Three months ended September 25, 2004 (Unaudited)
	GAAP	Adjustment (1)	Pro Forma	GAAP	Adjustment (2)	Pro Forma
Net revenues	$424,364	$—	$424,364	$435,067	$—	$435,067
Cost of goods sold	132,615	(10,454)	122,161	120,252	—	120,252

Gross margin	291,749	10,454	302,203	314,815		314,815
	68.7%		71.2%	72.4%		72.4%
Operating expenses:
Research and development	117,053	(26,478)	90,575	79,097	—	79,097
Selling, general and administrative	28,865	(4,527)	24,338	25,062	—	25,062

Operating income	145,831	41,459	187,290	210,656	—	210,656
	34.4%		44.1%	48.4%		48.4%
Interest income, net	10,967	—	10,967	5,729	—	5,729

Income before provision for income taxes	156,798	41,459	198,257	216,385	—	216,385
Provision for income taxes	51,430	13,599	65,029	71,840	—	71,840

Net income	$105,368	$27,860	$133,228	$144,545	$—	$144,545

Basic earnings per share	$0.32	$0.08	$0.41	$0.45	$—	$0.45
Shares used in the calculation of basic earning per share	327,959	—	327,959	324,668	—	324,668

Diluted earnings per share	$0.31	$0.08	$0.39	$0.42	$—	$0.42
Shares used in the calculation of diluted earnings per share	344,860	(2,218)	342,642	344,875	$—	344,875

Dividends declared per share	$0.10	$—	$0.10	$0.08	$—	$0.08

(1)	Adjustments consist of stock based compensation, related tax effect, and the impact on the Treasury Stock Method under SFAS 123(R).

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including employee stock options and awards under our ESP Plan, and to record a commensurate expense (which is subjective in nature) in the income statement. The Company is showing pro forma (non-GAAP) consolidated statements of income, which were adjusted to reflect the GAAP results to exclude all stock-based compensation expense. This pro forma presentation is given in part to enhance the understanding of the Company’s historical financial performance and comparability between periods in light of a change in accounting standards particularly since the Company has not included stock-based compensation as an expense in its financial statements before and most companies have not yet adopted SFAS 123(R). In addition, the Company strongly believes that the pro forma presentation to exclude stock-based compensation is relevant and useful information that will be widely used by analysts, investors, and other interested parties in the semiconductor industry. Accordingly, the Company is disclosing this information to permit additional analysis of the Company’s performance.

(2)	For the three months ended September 25, 2004, no stock based compensation was recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

The following table reconciles the Company’s Consolidated Balance Sheets determined in accordance with generally accepted accounting principles in the United States (GAAP) to pro forma Consolidated Balance Sheets, which excludes the effect of stock based compensation costs, at September 24, 2005 and June 25, 2005, respectively.

Reconciliation of GAAP to Pro Forma Consolidated Balance Sheets

(Amounts in thousands, except per share data)	September 24, 2005 (Unaudited)			June 25, 2005 (Unaudited)
	GAAP	Adjustment (1)	Pro Forma	GAAP	Adjustment (2)	Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$202,800	$—	$202,800	$185,551	$—	$185,551
Short-term investments	1,382,313	—	1,382,313	1,289,141	—	1,289,141

Total cash, cash equivalents and short-term investments	1,585,113	—	1,585,113	1,474,692	—	1,474,692

Accounts receivable, net	212,949	—	212,949	192,345	—	192,345
Inventories	183,243	(7,729)	175,514	167,779	—	167,779
Deferred tax assets	133,040	(13,599)	119,441	128,766	—	128,766
Other current assets	11,241	—	11,241	10,184	—	10,184

Total current assets	2,125,586	(21,328)	2,104,258	1,973,766	—	1,973,766

Property, plant and equipment, net	999,788	—	999,788	1,001,465	—	1,001,465
Other assets	28,850	—	28,850	28,840	—	28,840

TOTAL ASSETS	$3,154,224	$(21,328)	$3,132,896	$3,004,071	$—	$3,004,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$64,695	—	$64,695	$56,266	—	$56,266
Income taxes payable	52,701	—	52,701	33,173	—	33,173
Accrued salary and related expenses	128,927	(314)	128,613	121,234	—	121,234
Accrued expenses	62,702	—	62,702	54,305	—	54,305
Deferred income on shipments to distributors	19,247	—	19,247	20,225	—	20,225

Total current liabilities	328,272	(314)	327,958	285,203	—	285,203

Deferred tax liabilities	128,196	—	128,196	134,686	—	134,686

Total liabilities	456,468	(314)	456,154	419,889	—	419,889

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	328	—	328	327	—	327
Additional paid-in capital	177,715	(48,874)	128,841	134,671	—	134,671
Retained earnings	2,528,293	27,860	2,556,153	2,455,714	—	2,455,714
Accumulated other comprehensive loss	(8,580)	—	(8,580)	(6,530)	—	(6,530)

Total stockholders’ equity	2,697,756	(21,014)	2,676,742	2,584,182	—	2,584,182

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,154,224	$(21,328)	$3,132,896	$3,004,071	$—	$3,004,071

(1)	Adjustments consist of stock based compensation and related tax effect under SFAS 123(R).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including employee stock options and awards under our ESP Plan, and to record a commensurate expense (which is subjective in nature) in the income statement. The Company is showing pro forma (non-GAAP) consolidated balance sheets, which were adjusted to reflect the GAAP results to exclude all stock-based compensation expense. This pro forma presentation is given in part to enhance the understanding of the Company’s historical financial performance and comparability between periods in light of a change in accounting standards particularly since the Company has not included stock-based compensation as an expense in its financial statements before and most companies have not yet adopted SFAS 123(R). In addition, the Company strongly believes that the pro forma presentation to exclude stock-based compensation is relevant and useful information that will be widely used by analysts, investors, and other interested parties in the semiconductor industry. Accordingly, the Company is disclosing this information to permit additional analysis of the Company’s performance.

(2)	As of June 25, 2005, no stock based compensation was recorded.

Free Cash Flow

The following table reconciles free cash flow to net income, and it depicts the Company’s free cash flow for the three months ended September 24, 2005 and September 25, 2004, respectively.

RECONCILIATION OF FREE CASH FLOW TO NET INCOME

	For the three months ended
(Amounts in millions)	September 24, 2005	September 25, 2004
Net income, as reported	$105.4	$144.5
Add adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	41.5	—
Depreciation, amortization, and other	20.6	18.7
Tax benefit related to stock plans	5.6	23.8
Accounts receivable	(20.6)	(3.3)
Accounts payable	8.4	(3.9)
Inventories	(7.8)	(18.0)
Income taxes payable	19.5	25.5
Other assets and liabilities	3.5	21.0

Total of adjustments	70.7	63.8

Cash generated by operating activities, as reported	176.1	208.3
Adjustments:
Capital expenditures	(18.0)	(66.3)
Additional tax benefit related to stock plans	16.3	—

Free cash flow	$174.4	$142.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Free cash flow should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, both of which are determined in accordance with Generally Accepted Accounting Principles in the United States (GAAP). Free cash flow excludes components that are significant in understanding and assessing the Company’s results of operations and cash flows. In addition, free cash flow is not a term defined by GAAP and as a result the Company’s measure of free cash flow might not be comparable to similarly titled measures used by other companies.

Free cash flow is used by management to evaluate, assess, and benchmark the Company’s operating results, and the Company believes that free cash flow is relevant and useful information that is often widely used by analysts, investors, and other interested parties in the semiconductor industry. Accordingly, the Company is disclosing this information to permit a comprehensive and objective analysis of the Company’s operating performance, to provide an additional measure of performance and liquidity, and to provide additional information with respect to the Company’s ability to meet future share repurchases, dividend payments, and working capital requirements.

OUTLOOK

First quarter bookings were approximately $459 million, a 15% increase from the fourth quarter’s level of $398 million. Turns orders received in the quarter were $208 million, a 22% increase from the $171 million received in the fourth quarter of fiscal year 2005 (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings increased in all geographic locations.

First quarter ending backlog shippable within the next 12 months was approximately $330 million, including approximately $296 million requested for shipment in the second quarter of fiscal year 2006. The Company’s fourth quarter ending backlog shippable within the next 12 months was approximately $313 million, including approximately $273 million that was requested for shipment in the first quarter of fiscal year 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the three months ended September 24, 2005 were net cash generated from operating activities of $176.1 million and proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan of 2.8 million shares in the amount of $53.6 million.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options. These tax benefits amounted to $21.9 million in the three months ended September 24, 2005.

The principal uses of funds were the repurchase of 1.9 million shares of the Company’s common stock for $81.3 million, the payment of $32.8 million for dividends and the purchase of $18.0 million in property, plant and equipment. As of September 24, 2005, the Company’s available funds consisted of $1,585.1 million in cash, cash equivalents, and highly liquid investment securities. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, common stock repurchases, and dividend payments for the next twelve months.

The Company is subject to pending legal proceedings. See Note 10 “Contingencies” of the Notes to Condensed Consolidated Financial Statements for information regarding pending patent litigation. Although the results of such legal proceedings are unpredictable, the Company does not believe that any pending legal proceedings will have a material adverse impact on its liquidity or financial position. However, were Qualcomm to prevail in its claims against the Company, the Company’s operating results could be materially adversely affected.

Off-Balance-Sheet Arrangements

As of September 24, 2005, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2005.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is properly and timely recorded, processed, summarized and reported. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 24, 2005 to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 24, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEMS 1, 3, 4 AND 5 OF PART II HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the first quarter of fiscal year 2006.

	Issuer Repurchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jun. 26, 2005 – Jul. 23, 2005	907,881	$40.95	907,881	9,048,352
Jul. 24, 2005 – Aug. 20, 2005	916,591	$44.66	916,591	8,131,761
Aug. 21, 2005 – Sep. 24, 2005	74,096	$43.06	74,096	8,057,665

Total for the Quarter	1,898,568	$42.83	1,898,568	8,057,665

All shares were repurchased pursuant to the Company’s share repurchase program authorized in May 2005 to repurchase up to 10 million shares, which has no expiration date. During the first quarter of fiscal year 2006, the Company purchased 1.9 million shares for $81.3 million. As of September 24, 2005, approximately 8.1 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

ITEM 6: EXHIBITS

(a)	Exhibits

3.1	(1) Restated Certificate of Incorporation of the Company

3.3	(2) Amendments to Restated Certificate of Incorporation of the Company

3.4	(3) Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(2)	Incorporated by reference to exhibit number in 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to exhibit 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.
(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2005	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

/s/ Carl W. Jasper
CARL W. JASPER
Vice President, Chief Financial Officer
(For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1	(1) Restated Certificate of Incorporation of the Company

3.3	(2) Amendments to Restated Certificate of Incorporation of the Company

3.4	(3) Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(2)	Incorporated by reference to exhibit number in 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to exhibit 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.
(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.