Form 10-Q
period 2005-12-24
MAXIM INTEGRATED PRODUCTS INC
filed 2006-02-02
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2005

or

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

(408) 737-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class: Common Stock, $0.001 par value	Outstanding at January 25, 2006 320,601,046 shares

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

(Amounts in thousands)	December 24, 2005	June 25, 2005
ASSETS
Current assets:
Cash and cash equivalents	$148,466	$185,551
Short-term investments	1,192,930	1,289,141

Total cash, cash equivalents and short-term investments	1,341,396	1,474,692

Accounts receivable, net	221,029	192,345
Inventories	197,772	167,779
Deferred tax assets	133,515	128,766
Other current assets	16,081	10,184

Total current assets	1,909,793	1,973,766
Property, plant and equipment, net	1,017,612	1,001,465
Other assets	29,628	28,840

TOTAL ASSETS	$2,957,033	$3,004,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,042	$56,266
Income taxes payable	52,775	33,173
Accrued salary and related expenses	114,649	121,234
Accrued expenses	58,925	54,305
Deferred income on shipments to distributors	19,400	20,225

Total current liabilities	322,791	285,203
Deferred tax liabilities	118,636	134,686

Total liabilities	441,427	419,889

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock	—	—
Common stock	321	327
Additional paid-in capital	80,902	134,671
Retained earnings	2,443,976	2,455,714
Accumulated other comprehensive loss	(9,593)	(6,530)

Total stockholders’ equity	2,515,606	2,584,182

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,957,033	$3,004,071

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended		Six Months Ended
(Amount in thousands, except per share data)	Dec. 24, 2005	Dec. 25, 2004	Dec. 24, 2005	Dec. 25, 2004
Net revenues	$445,881	$436,061	$870,245	$871,128
Cost of goods sold (1)	141,937	119,437	274,552	239,689

Gross margin	303,944	316,624	595,693	631,439

Operating expenses:
Research and development (1)	116,878	81,035	233,931	160,132
Selling, general and administrative (1)	31,053	25,324	59,918	50,386

Total operating expenses	147,931	106,359	293,849	210,518

Operating income	156,013	210,265	301,844	420,921
Interest income and other, net	11,236	6,225	22,203	11,954

Income before provision for income taxes	167,249	216,490	324,047	432,875
Provision for income taxes	54,691	71,875	106,121	143,715

Net income	$112,558	$144,615	$217,926	$289,160

Earnings per share:
Basic	$0.35	$0.44	$0.67	$0.89

Diluted	$0.33	$0.42	$0.64	$0.84

Shares used in the calculation of earnings per share:
Basic	323,935	325,660	325,832	325,164

Diluted	337,429	343,226	340,715	344,051

Dividend declared per share	$0.125	$0.100	$0.225	$0.180

(1) Includes stock-based compensation charges as follow:
Cost of goods sold	$9,222	$—	$19,676	$—
Research and development	24,324	—	50,802	—
Selling, general and administrative	7,248	—	11,775	—

Total stock-based compensation	$40,794	$—	$82,253	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

	Six Months Ended
(Amounts in thousands)	December 24, 2005	December 25, 2004
Cash flows from operating activities:
Net income	$217,926	$289,160
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	82,253	—
Depreciation, amortization and other	41,099	37,819
Tax benefit related to stock based compensation plans	29,586	57,920
Excess tax benefit related to stock based compensation plans	(21,259)	—
Changes in assets and liabilities:
Accounts receivable	(28,684)	17,476
Inventories	(18,722)	(28,797)
Deferred taxes	(18,601)	8,972
Income tax refund receivable	7	812
Other current assets	(7,712)	(857)
Accounts payable	20,776	(32,116)
Income taxes payable	19,602	4,045
Deferred income on shipments to distributors	(825)	(1,507)
All other accrued liabilities	(2,592)	8,430

Net cash provided by operating activities	312,854	361,357

Cash flows from investing activities:
Additions to property, plant and equipment	(55,406)	(97,757)
Other non-current assets	(1,614)	1,754
Purchases of available-for-sale securities	(399,107)	(634,506)
Proceeds from sales/maturities of available-for-sale securities	490,851	461,721

Net cash provided by (used in) investing activities	34,724	(268,788)

Cash flows from financing activities:
Issuance of common stock	82,775	54,889
Excess tax benefit related to stock based compensation plans	21,259	—
Repurchase of common stock	(415,913)	(72,260)
Dividends paid	(72,784)	(58,518)

Net cash used in financing activities	(384,663)	(75,889)

Net increase (decrease) in cash and cash equivalents	(37,085)	16,680
Cash and cash equivalents:
Beginning of period	185,551	147,734

End of period	$148,466	$164,414

Supplemental disclosures of cash flow information:
Income tax paid	$76,642	$71,967

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The results of operations for the three and six months ended December 24, 2005 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 25, 2005.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal years 2006 and 2005 are 52-week fiscal years.

NOTE 2: STOCK-BASED COMPENSATION

Effective June 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, prior periods are not restated for the effect of SFAS 123R, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R).

The following table shows total stock-based compensation expense for the three and six months ended December 24, 2005, included in the Condensed Consolidated Statement of Income:

	Three Months Ended	Six Months Ended
(Amounts in thousands)	Dec. 24, 2005	Dec. 24, 2005
Cost of goods sold	$9,222	$19,676
Research and development	24,324	50,802
Selling, general and administrative	7,248	11,775

Pre-tax stock-based compensation expense	40,794	82,253
Less: income tax effect	13,340	26,939

Net stock-based compensation expense	$27,454	$55,314

Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $21.3 million of excess tax benefits for the six months ended December 24, 2005 have been classified as a operating cash outflow and a financing cash inflow.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior to the adoption of SFAS 123(R)

As required under SFAS 123(R), the reported net income and earnings per share for the three and six months ended December 25, 2004 have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	Three Months Ended	Six Months Ended
(Amounts in thousands, except per share data)	Dec. 25, 2004	Dec. 25, 2004
Net income - as reported	$144,615	$289,160
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(37,657)	(74,486)

Net income - pro forma	$106,958	$214,674

Basic earnings per share - as reported	$0.44	$0.89

Basic earnings per share - pro forma	$0.33	$0.66

Diluted earnings per share - as reported	$0.42	$0.84

Diluted earnings per share - pro forma	$0.32	$0.63

NOTE 3: INVENTORIES

The components of inventories consist of:

(Amounts in thousands)	December 24, 2005	June 25, 2005
Raw material	$12,347	$14,432
Work-in-process	134,518	103,696
Finished goods	50,907	49,651

	$197,772	$167,779

Stock based compensation cost capitalized as part of inventory was $11.3 million at December 24, 2005.

NOTE 4: OTHER ASSETS

Included in other assets on the Condensed Consolidated Balance Sheet at December 24, 2005 was $14.0 million of intellectual property. This was offset by $7.0 million of accumulated amortization and adjustments. Amortization expenses and adjustments for the intellectual property were $0.3 million and $1.8 million for the three months ended December 24, 2005 and December 25, 2004, respectively. Amortization expenses and adjustments for the intellectual property were $0.7 million and $2.1 million for the six months ended December 24, 2005 and December 25, 2004, respectively. Amortization expense is included in research and development in the Condensed Consolidated Statements of Income.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production. As required by Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of the intellectual property whenever an indicator of impairment exists. There were no indicators of impairment as of December 24, 2005. Based on the carrying amount of identified assets recorded at December 24, 2005 and assuming no subsequent impairment of the underlying assets, the future amortization expense are expected to be as follows:

(Amounts in thousands)	2006 remaining	2007	2008	2009	2010	2011
Intellectual property assets:	$700	$1,400	$1,400	$1,400	$1,400	$741

Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be materially adversely impacted in the period such determination is made.

Also included in other assets in the Condensed Consolidated Balance Sheet at December 24, 2005 and June 25, 2005 are loans to employees of approximately $9.4 million and $9.9 million, respectively. These loans are collateralized. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

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

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	Dec. 24, 2005	Dec. 25, 2004	Dec. 24, 2005	Dec. 25, 2004
Numerator for basic earnings per share and diluted earnings per share
Net income	$112,558	$144,615	$217,926	$289,160

Denominator for basic earning per share	323,935	325,660	325,832	325,164
Effect of dilutive securities:
Stock options	13,494	17,566	14,883	18,887

Denominator for diluted earnings per share	337,429	343,226	340,715	344,051

Earnings per share:
Basic	$0.35	$0.44	$0.67	$0.89

Diluted	$0.33	$0.42	$0.64	$0.84

Net income and earnings per share for the three and six months ended December 25, 2004, do not include stock based compensation expense as the Company did not adopt SFAS 123(R) until June 26, 2005.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Approximately 49.6 million and 22.0 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ended December 24, 2005 and December 25, 2004, respectively. Approximately 46.0 million and 21.9 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the six months ended December 24, 2005 and December 25, 2004, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at December 24, 2005 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income, net” in the Condensed Consolidated Statements of Income.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	Dec. 24, 2005	Dec. 25, 2004	Dec. 24, 2005	Dec. 25, 2004
United States	$100,220	$115,855	$200,053	$230,005
China	121,549	97,507	240,721	192,585
Japan	42,553	48,354	80,904	93,660
Rest of Asia	91,913	82,578	174,317	170,797
Europe	76,769	80,799	149,073	160,760
Rest of World	12,877	10,968	25,177	23,321

	$445,881	$436,061	$870,245	$871,128

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)	December 24, 2005	June 25, 2005
United States	$774,300	$755,557
Philippines	177,580	194,876
Rest of World	65,732	51,032

	$1,017,612	$1,001,465

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company recorded $19.6 million and $18.2 million of depreciation expense for three months ended December 24, 2005 and December 25, 2004, respectively. The Company recorded $39.3 million and $36.0 million of depreciation expense for six months ended December 24, 2005 and December 25, 2004, respectively.

NOTE 8: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	Dec. 24, 2005	Dec. 25, 2004	Dec. 24, 2005	Dec. 25, 2004
Net income, as reported	$112,558	$144,615	$217,926	$289,160
Change in unrealized (losses) gains on investments, net of tax of $(391), $(1,305), $(1,553) and $564, respectively	(665)	(2,767)	(2,643)	1,027
Change in unrealized (losses) gains on forward exchange contracts, net of tax of $(205), $(61), $(246) and $75, respectively	(348)	(123)	(420)	152

Total comprehensive income	$111,545	$141,725	$214,863	$290,339

Accumulated other comprehensive loss presented in the Condensed Consolidated Balance Sheets at December 24, 2005 and June 25, 2005 consist of net unrealized losses on available-for-sale investments of $(8.0) million and $(5.4) million, respectively, net unrealized gains (losses) on forward exchange contracts of $(0.1) million and $0.4 million, respectively, and net foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively.

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

NOTE 10: CONTINGENCIES

Litigation

In the second quarter of fiscal year 2006, the Company and Qualcomm Inc. (Qualcomm) entered into a settlement agreement resolving patent litigation that had been brought by Qualcomm against the Company. The settlement agreement resolved all legal claims between Qualcomm and the Company and their respective subsidiaries.

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE 12: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims and general liability are included in accrued expenses.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims are included in salary and salary related expenses.

NOTE 13: COMMON STOCK REPURCHASES

From fiscal year 2002 through 2005, the Board of Directors authorized the Company to repurchase up to 40 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. As of June 25, 2005, approximately 10.0 million shares remained available under these repurchase authorizations which have no expiration date.

During the three months ended December 24, 2005, the Board of Directors authorized the Company to repurchase up to 13.5 million additional shares of the Company’s common stock from time to time at the discretion of the Company’s management. During the six months ended December 24, 2005, the Company repurchased 11.1 million of its common stock for $415.9 million. As of December 24, 2005, approximately 12.4 million shares remained available for repurchase under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors. Common stock repurchased is retired and is not held as treasury stock.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (CEO) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation. Deferred compensation bears interest at a rate equal to the interest rate that employees of the Company are required to pay the Company under the Company’s employee loan program. Compensation deferred on or prior to December 31, 2004, including interest, is payable (i) upon the CEO’s termination as an employee or service provider to the Company, in approximately equal quarterly installments over a five-year period, (ii) upon his death, to his designated beneficiary, in a lump sum payment as soon as administratively possible, or (iii) in the event of an unforeseeable emergency. Compensation deferred after December 31, 2004, including interest, is payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. As of December 24, 2005 and June 25, 2005, the CEO’s deferred compensation balances, including interest thereon, totaled $28.8 million and $24.1 million, respectively, which is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 15: SUBSEQUENT EVENT

During the third quarter of fiscal year 2006, the Board of Directors declared a cash dividend of $0.125 per share on the Company’s common stock payable on February 28, 2006 to stockholders of record on February 13, 2006.

During the third quarter of fiscal year 2006, the Company announced that it expects to implement a program that will allow its employees, excluding officers, holding vested stock options with an exercise price of at least $35 to exchange them for Restricted Stock Units (RSUs) vesting quarterly over the next 12 months at a specified exchange rate derived using the Black-Scholes model. In some cases, employees may elect to exchange these vested options for RSUs at a specified exchange rate that is greater than that derived using the Black-Scholes model and these RSUs will vest quarterly over the next 18 months.

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

Forward-looking statements include, without limitation, the Company’s estimates of future amortization expense related to intellectual property assets; the Company’s expectation that repatriating earnings to take advantage of the American Jobs Creation Act of 2004 will not have a material impact on its financial condition, results of operations and liquidity; the Company’s belief that the ultimate outcome of pending legal proceedings will not have a material adverse effect on the financial position of the Company; the Company’s belief that it is more likely than not that net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income; the Company’s belief that it possesses sufficient liquidity and capital resources to meet cash and working capital requirements and fund operations for at least the next twelve months; and the Company’s continuous attempts to control and reduce, if possible, expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its annual reports on Form 10-K (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations), its quarterly reports on 10-Q (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations), and any current reports on Form 8-K.

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

Sales to U.S. distributors are made pursuant to agreements allowing the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing U.S. distributors to rotate a small portion of the Company’s products in their inventory based on their previous 90 days of purchases and allowing U.S. distributors to return within a specified time parts which the Company obsoletes or converts to non-standard. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, the Company defers recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms. In addition, the Company estimates returns for sales to domestic distributors based on historical return rates applied against current period gross revenues.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company’s standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on 12 months forecasted product demand. Actual demand and market conditions may be lower than those projected by the Company. This difference could have a material adverse effect on the Company’s gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by the Company, gross margin could be favorably impacted by the sale of previously written down inventory.

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

Stock Based Compensation

Effective June 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock based compensation costs and the actual forfeitures which become known over time, the Company may change the input factors used in determining stock based compensation costs. These changes may materially impact the Company’s results of operations in the period such changes are made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Accounting for Income Taxes

The Company must make certain estimates and judgments in the calculation of income tax expense and in the determination of whether deferred tax assets are more likely than not to be realized.

The calculation of the Company’s income tax expense and income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes potential liabilities for anticipated income tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether, and the extent to which, additional income tax payments are probable. Although the Company believes that the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what was reflected in our historical income tax provisions and accruals. Such differences could have a material impact on the Company’s net income and operating results in the period in which such determinations are made.

On a periodic basis the Company evaluates its deferred tax asset balance for realizability and records a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. Realization of the Company’s deferred tax assets is dependent primarily upon future U.S. taxable income. The Company’s judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period in which such determinations are made.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $445.9 million and $436.1 million for the three months ended December 24, 2005 and December 25, 2004, respectively, an increase of 2.3%. Net revenues for the six months ended December 24, 2005 and December 25, 2004, were $870.2 million and $871.1 million, respectively. The increase in net revenues for the second quarter of fiscal year 2006 as compared to the second quarter of fiscal year 2005 is primarily due to higher unit shipments. This was offset by product mix related to sales of products with lower average selling prices on the Company’s already existing proprietary and second-source products. Net revenues remained flat for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 due to higher unit shipments offset by product mix related to sales of products with lower average selling prices.

During the three months ended December 24, 2005 and December 25, 2004, approximately 78% and 73%, respectively, of net revenues were derived from customers outside of the United States. During the six months ended December 24, 2005 and December 25, 2004, approximately 77% and 74%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company’s results of operations for the three months ended December 24, 2005 and December 25, 2004 was immaterial.

Gross Margin

Pro forma gross margin (excluding stock based compensation) as a percentage of net revenues was 70.2% and 72.6% and gross margin derived under General Accepted Accounting Principles in the United States (GAAP) was 68.2% and 72.6% for the three months ended December 24, 2005 and December 25, 2004, respectively. The GAAP gross margin percentage for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 decreased primarily due to $9.2 million of stock based compensation recorded due to the adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). Gross margins for the three months ended December 24, 2005 were also impacted by $1.6 million of discretionary employee bonuses recorded. Gross margins for the three months ended December 25, 2004 were negatively impacted due to $4.5 million of inventory write downs.

Pro forma gross margin (excluding stock based compensation) as a percentage of net revenues was 70.7% and 72.5% and gross margin derived under General Accepted Accounting Principles in the United States (GAAP) was 68.5% and 72.5% for the six months ended December 24, 2005 and December 25, 2004, respectively. The GAAP gross margin percentage for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 decreased primarily due to $19.7 million of stock based compensation recorded due to the adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). Gross margins for the six months ended December 24, 2005 were also impacted by $3.3 million of discretionary employee bonuses recorded. Gross margins for the six months ended December 25, 2004 were negatively impacted due to $8.7 million of inventory write downs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Research and Development

Pro forma research and development expenses (excluding stock based compensation) were $92.6 million and $81.0 million and GAAP research and development expenses were $116.9 million and $81.0 million for the three months ended December 24, 2005 and December 25, 2004 respectively, which represented pro forma (excluding stock based compensation) 20.8% and 18.6% of net revenues and GAAP 26.2% and 18.6% of net revenues, respectively. The increase in GAAP research and development expenses in absolute dollars was primarily due to $24.3 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, research and development expenses for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 increased $7.4 million from hiring additional engineers to support the Company’s research and development and process development efforts, and $2.7 million due to discretionary employee bonuses recorded.

Pro forma research and development expenses (excluding stock based compensation) were $183.1 million and $160.1 million and GAAP research and development expenses were $233.9 million and $160.1 million for the six months ended December 24, 2005 and December 25, 2004 respectively, which represented pro forma (excluding stock based compensation) 21.0% and 18.4% of net revenues and GAAP 26.9% and 18.4% of net revenues, respectively. The increase in GAAP research and development expenses in absolute dollars was primarily due to $50.8 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, research and development expenses for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 increased $13.8 million from hiring additional engineers to support the Company’s research and development and process development efforts, and $5.4 million due to discretionary employee bonuses recorded.

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

Selling, General and Administrative

Pro forma selling, general and administrative expenses (excluding stock based compensation) were $23.8 million and $25.3 million and GAAP selling, general and administrative expenses were $31.1 million and $25.3 million for the three months ended December 24, 2005, and December 25, 2004, respectively, which represented pro forma (excluding stock based compensation) 5.3% and 5.8% of net revenues and GAAP 7.0% and 5.8% of net revenues, respectively. The increase in GAAP selling, general, and administrative expenses in absolute dollars for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 is primarily due to $7.2 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, selling, general and administrative expenses for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 increased due to $0.7 million of discretionary employee bonuses recorded. This was offset by a $1.7 million decrease in advertising and marketing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Pro forma selling, general and administrative expenses (excluding stock based compensation) were $48.1 million and $50.4 million and GAAP selling, general and administrative expenses were $59.9 million and $50.4 million for the six months ended December 24, 2005, and December 25, 2004, respectively, which represented pro forma (excluding stock based compensation) 5.5% and 5.8% of net revenues and GAAP 6.9% and 5.8% of net revenues, respectively. The increase in GAAP selling, general, and administrative expenses in absolute dollars for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 is primarily due to $11.8 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, selling, general and administrative expenses for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 increased due to $1.3 million of discretionary employee bonuses recorded. This was offset by a $3.2 million decrease in advertising and marketing costs.

Interest Income and Other, Net

Interest income and other, net was $11.2 million and $22.2 million for the three and six months ended December 24, 2005, compared to $6.2 million and $12.0 million for the three and six months ended December 25, 2004, respectively. This increase was mainly due to higher average interest rates.

Income Taxes

The effective income tax rate for the three months ended December 24, 2005 and December 25, 2004 was 32.7% and 33.2%, respectively. The effective income tax rate for the six months ended December 24, 2005 and December 25, 2004 was 32.8% and 33.2%, respectively. The decrease in the effective tax rate was primarily due to the new domestic production activities deduction that was enacted as part of the American Jobs Creation Act of 2004 and benefited the Company for the first time in fiscal 2006. This benefit was partially offset by the phase out of the extraterritorial income exclusion that was also enacted as part of the American Jobs Creation Act of 2004. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

The Company’s net deferred tax asset at December 24, 2005 was $17.4 million. Realization of this net deferred tax asset is dependent primarily upon achieving future U.S. taxable income of $48 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2005. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Stock Based Compensation

Effective June 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

The following table reconciles the Company’s Consolidated Statements of Income determined in accordance with generally accepted accounting principles in the United States (GAAP) to pro forma Consolidated Statements of Income, which excludes the effect of stock based compensation costs, for the three months ended December 24, 2005 and December 25, 2004, respectively.

Reconciliation of GAAP to Pro Forma Consolidated Statements of Income

(Amounts in thousands, except per share data)	Three months ended December 24, 2005 (Unaudited)			Three months ended December 25, 2004 (Unaudited)
	GAAP	Adjustment (1)	Pro Forma	GAAP	Adjustment (2)	Pro Forma
Net revenues	$445,881	$—	$445,881	$436,061	$—	$436,061
Cost of goods sold	141,937	(9,222)	132,715	119,437	—	119,437

Gross margin	303,944	9,222	313,166	316,624		316,624
	68.2%		70.2%	72.6%		72.6%
Operating expenses:
Research and development	116,878	(24,324)	92,554	81,035	—	81,035
Selling, general and Administrative	31,053	(7,248)	23,805	25,324	—	25,324

Operating income	156,013	40,794	196,807	210,265	—	210,265
	35.0%		44.1%	48.2%		48.2%
Interest income, net	11,236	—	11,236	6,225	—	6,225

Income before provision for income taxes	167,249	40,794	208,043	216,490	—	216,490
Provision for income taxes	54,691	13,340	68,031	71,875	—	71,875

Net income	$112,558	$27,454	$140,012	$144,615	$—	$144,615

Basic earnings per share	$0.35	$0.08	$0.43	$0.44	$—	$0.44
Shares used in the calculation of basic earning per share	323,935	—	323,935	325,660	—	325,660

Diluted earnings per share	$0.33	$0.08	$0.42	$0.42	$—	$0.42
Shares used in the calculation of diluted earnings per share	337,429	(2,259)	335,170	343,226	$—	343,226

Dividends declared per share	$0.125	$—	$0.125	$0.10	$—	$0.10

(1)	Adjustments consist of stock based compensation, related tax effect, and the impact on the Treasury Stock Method under SFAS 123(R).

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including employee stock options and awards under our Employee Stock Participation (ESP Plan), and to record a commensurate expense (which is subjective in nature) in the income statement. The Company is showing pro forma (non-GAAP) consolidated statements of income, which were adjusted to reflect the GAAP results to exclude all stock-based compensation expense. This pro forma presentation is given in part to enhance the understanding of the Company’s historical financial performance and comparability between periods in light of a change in accounting standards particularly since the Company has only recently recorded stock-based compensation as an expense in its financial statements. In addition, the Company strongly believes that the pro forma presentation to exclude stock-based compensation is relevant and useful information that will be widely used by analysts, investors, and other interested parties in the semiconductor industry. Accordingly, the Company is disclosing this information to permit additional analysis of the Company’s performance.

(2)	For the three months ended December 25, 2004, no SFAS 123 (R) stock based compensation was recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

The following table reconciles the Company’s Consolidated Statements of Income determined in accordance with generally accepted accounting principles in the United States (GAAP) to pro forma Consolidated Statements of Income, which excludes the effect of stock based compensation costs, for the six months ended December 24, 2005 and December 25, 2004, respectively.

Reconciliation of GAAP to Pro Forma Consolidated Statements of Income

(Amounts in thousands, except per share data)	Six months ended December 24, 2005 (Unaudited)			Six months ended December 25, 2004 (Unaudited)
	GAAP	Adjustment (1)	Pro Forma	GAAP	Adjustment (2)	Pro Forma
Net revenues	$870,245	$—	$870,245	$871,128	$—	$871.128
Cost of goods sold	274,552	(19,676)	254,876	239,689	—	239,689

Gross margin	595,693	19,676	615,369	631,439		631,439
	68.5%		70.7%	72.5%		72.5%
Operating expenses:
Research and development	233,931	(50,802)	183,129	160,132	—	160,132
Selling, general and Administrative	59,918	(11,775)	48,143	50,386	—	50,386

Operating income	301,844	82,253	384,097	420,921	—	420,921
	34.7%		44.1%	48.3%		48.3%
Interest income, net	22,203	—	22,203	11,954	—	11,954

Income before provision for income taxes	324,047	82,253	406,300	432,875	—	432,875
Provision for income taxes	106,121	26,939	133,060	143,715	—	143,715

Net income	$217,926	$55,314	$273,240	$289,160	$—	$289,160

Basic earnings per share	$0.67	$0.17	$0.84	$0.89	$—	$0.89
Shares used in the calculation of basic earning per share	325,832	—	325,832	325,164	—	325,164

Diluted earnings per share	$0.64	$0.16	$0.81	$0.84	$—	$0.84
Shares used in the calculation of diluted earnings per share	340,715	(2,054)	338,661	344,051	$—	344,051

Dividends declared per share	$0.225	$—	$0.225	$0.18	$—	$0.18

(1)	Adjustments consist of stock based compensation, related tax effect, and the impact on the Treasury Stock Method under SFAS 123(R).

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including employee stock options and awards under our ESP Plan, and to record a commensurate expense (which is subjective in nature) in the income statement. The Company is showing pro forma (non-GAAP) consolidated statements of income, which were adjusted to reflect the GAAP results to exclude all stock-based compensation expense. This pro forma presentation is given in part to enhance the understanding of the Company’s historical financial performance and comparability between periods in light of a change in accounting standards particularly since the Company has only recently recorded stock-based compensation as an expense in its financial statements. In addition, the Company strongly believes that the pro forma presentation to exclude stock-based compensation is relevant and useful information that will be widely used by analysts, investors, and other interested parties in the semiconductor industry. Accordingly, the Company is disclosing this information to permit additional analysis of the Company’s performance.

(2)	For the six months ended December 25, 2004, no SFAS 123 (R) stock based compensation was recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

The following table reconciles the Company’s Consolidated Balance Sheets determined in accordance with generally accepted accounting principles in the United States (GAAP) to pro forma Consolidated Balance Sheets, which excludes the effect of stock based compensation costs, at December 24, 2005 and June 25, 2005, respectively.

Reconciliation of GAAP to Pro Forma Consolidated Balance Sheets

(Amounts in thousands, except per share data)	December 24, 2005 (Unaudited)			June 25, 2005 (Unaudited)
	GAAP	Adjustment (1)	Pro Forma	GAAP	Adjustment (2)	Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$148,466	$—	$148,466	$185,551	$—	$185,551
Short-term investments	1,192,930	—	1,192,930	1,289,141	—	1,289,141

Total cash, cash equivalents and short-term investments	1,341,396	—	1,341,396	1,474,692	—	1,474,692

Accounts receivable, net	221,029	—	221,029	192,345	—	192,345
Inventories	197,772	(11,272)	186,500	167,779	—	167,779
Deferred tax assets	133,515	—	133,515	128,766	—	128,766
Other current assets	16,081	—	16,081	10,184	—	10,184

Total current assets	1,909,793	(11,272)	1,898,521	1,973,766	—	1,973,766

Property, plant and equipment, at cost, less accumulated depreciation	1,017,612	—	1,017,612	1,001,465	—	1,001,465
Other assets	29,628	—	29,628	28,840	—	28,840

TOTAL ASSETS	$2,957,033	$(11,272)	$2,945,761	$3,004,071	$—	$3,004,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$77,042	—	$77,042	$56,266	—	$56,266
Income taxes payable	52,775	—	52,775	33,173	—	33,173
Accrued salary and related expenses	114,649	(628)	114,021	121,234	—	121,234
Accrued expenses	58,925	—	58,925	54,305	—	54,305
Deferred income on shipments to distributors	19,400	—	19,400	20,225	—	20,225

Total current liabilities	322,791	(628)	322,163	285,203	—	285,203

Deferred tax liabilities	118,636	26,939	145,575	134,686	—	134,686

Total liabilities	441,427	26,311	467,738	419,889	—	419,889

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	321	—	321	327	—	327
Additional paid-in capital	80,902	(44,023)	36,879	134,671	—	134,671
Retained earnings	2,443,976	6,440	2,450,416	2,455,714	—	2,455,714
Accumulated other comprehensive loss	(9,593)	—	(9,593)	(6,530)	—	(6,530)

Total stockholders’ equity	2,515,606	(37,583)	2,478,023	2,584,182	—	2,584,182

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,957,033	$(11,272)	$2,945,761	$3,004,071	$—	$3,004,071

(1)	Adjustments consist of stock based compensation and related tax effect under SFAS 123(R).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including employee stock options and awards under our ESP Plan, and to record a commensurate expense (which is subjective in nature) in the income statement. The Company is showing pro forma (non-GAAP) consolidated balance sheets, which were adjusted to reflect the GAAP results to exclude all stock-based compensation expense. This pro forma presentation is given in part to enhance the understanding of the Company’s historical financial performance and comparability between periods in light of a change in accounting standards particularly since the Company has only recently recorded stock-based compensation as an expense in its financial statements. In addition, the Company strongly believes that the pro forma presentation to exclude stock-based compensation is relevant and useful information that will be widely used by analysts, investors, and other interested parties in the semiconductor industry. Accordingly, the Company is disclosing this information to permit additional analysis of the Company’s performance.

(2)	As of June 25, 2005, no stock based compensation was recorded.

Free Cash Flow

The following table reconciles free cash flow to net income, and depicts the Company’s free cash flow for the three and six months ended December 24, 2005 and December 25, 2004, respectively.

RECONCILIATION OF FREE CASH FLOW TO NET INCOME

	Three months ended		Six months ended
(Amounts in millions)	Dec. 24, 2005	Dec. 25, 2004	Dec. 24, 2005	Dec. 25, 2004
Net income, as reported	$112.6	$144.6	$218.0	$289.2
Add adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	40.8	—	82.3	—
Depreciation, amortization, and other	20.5	19.1	41.4	37.8
Tax benefit related to stock plans	2.7	34.1	8.3	57.9
Accounts receivable	(8.1)	21.0	(28.7)	17.5
Inventories	(11.0)	(10.8)	(18.7)	(28.8)
Accounts payable	12.3	(28.3)	20.8	(32.1)
Income taxes payable	0.1	(21.5)	19.6	4.0
Other assets and liabilities	(33.2)	(5.1)	(29.8)	15.9

Total of adjustments	24.1	8.5	94.9	72.2

Cash generated by operating activities, as reported	136.7	153.1	312.9	361.4
Adjustments:
Capital expenditures	(37.4)	(31.4)	(55.4)	(97.8)
Additional tax benefit related to stock plans	5.0	—	21.3	—

Free cash flow	$104.3	$121.7	$278.8	$263.6

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

BOOKINGS AND BACKLOG

Second quarter bookings were approximately $506 million, a 10% increase from the first quarter’s level of $459 million. Turns orders received in the quarter were $230 million, a 10% increase from the $208 million received in the first quarter of fiscal year 2006 (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings increased in all geographic locations.

Second quarter ending backlog shippable within the next 12 months was approximately $370 million, including approximately $329 million requested for shipment in the third quarter of fiscal year 2006. The Company’s first quarter ending backlog shippable within the next 12 months was approximately $330 million, including approximately $296 million that was requested for shipment in the second quarter of fiscal year 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the six months ended December 24, 2005 were net cash generated from operating activities of $312.9 million and proceeds from the exercises of stock options and purchases of common stock under the Employee Stock Participation Plan of 4.2 million shares in the amount of $82.8 million.

Another source of cash from the Company’s stock option programs is the tax deductions that arise from exercise of options. These tax benefits amounted to $29.6 million in the six months ended December 24, 2005.

The principal uses of funds were the repurchase of 11.1 million shares of the Company’s common stock for $415.9 million, the payment of $72.8 million for dividends and the purchase of $55.4 million in property, plant and equipment. As of December 24, 2005, the Company’s available funds consisted of $1,341.4 million in cash, cash equivalents, and short-term investments. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, common stock repurchases, and dividend payments for the next twelve months.

The Company is subject to pending legal proceedings. See Note 10 “Contingencies” of the Notes to Condensed Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of December 24, 2005, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2005.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is properly and timely recorded, processed, summarized and reported. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 24, 2005 to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 24, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEMS 3 AND 5 OF PART II HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE

ITEM 1: LEGAL PROCEEDINGS

In the second quarter of fiscal year 2006, the Company and Qualcomm Inc. (Qualcomm) entered into a settlement agreement resolving patent litigation that had been brought by Qualcomm against the Company. The settlement agreement resolved all legal claims between Qualcomm and the Company and their respective subsidiaries.

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the second quarter of fiscal year 2006.

	Issuer Repurchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Sept. 25, 2005 – Oct. 22, 2005	995,354	$40.07	995,354	7,062,311
Oct. 23, 2005 – Nov. 19, 2005	8,042,995	$36.08	8,042,995	12,519,316
Nov. 20, 2005 – Dec. 24, 2005	120,148	$37.41	120,148	12,399,168

Total for the Quarter	9,158,497	$36.53	9,158,497	12,399,168

From fiscal year 2002 through 2005, the Board of Directors authorized the Company to repurchase up to 40 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. As of June 25, 2005, approximately 10.0 million shares remained available under these repurchase authorizations which have no expiration date. In November 2005, the Board of Directors authorized the Company to repurchase up to 13.5 million additional shares of the Company’s common stock from time to time at the discretion of the Company’s management. All shares repurchased during the second quarter of fiscal year 2006 were pursuant to the Company’s share repurchase programs described above, which have no expiration date. During the second quarter of fiscal year 2006, the Company purchased 9.2 million shares for $334.6 million. As of December 24, 2005, approximately 12.4 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock, general market and business conditions, and other factors.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 10, 2005. The following proposals were voted on by the Company’s Stockholders and results obtained thereon:

Proposal 1: Election of Directors

The following directors were elected as directors by the votes indicated:

Nominee	Votes in Favor	Votes Withheld
James R. Bergman	195,572,378	103,490,190
Michael J. Byrd	275,490,477	23,572,091
Peter De Roetth	288,967,161	10,095,407
John F. Gifford	235,900,574	63,161,994
B. Kipling Hagopian	287,131,412	11,931,155
A.R. Frank Wazzan	284,274,711	14,787,856

Proposal 2: Ratification and approval of an amendment and restatement of the Company’s 1996 Stock Incentive Plan, as amended, to (i) increase the number of shares available for issuance from 117.6 million to 127.1 million, (ii) permit the award of restricted stock units and restricted stock and (iii) extend the term of the Plan through 2015

The proposal was ratified and approved with 133,065,825 votes in favor, 129,200,751 against, and 3,165,215 abstentions.

Proposal 3: Ratification and approval of an amendment to the Company’s 1987 Employee Stock Participation Plan, as amended, increasing the number of shares available for issuance by 1,500,000 shares from 16,551,567 shares to 18,051,567 shares

The proposal was ratified and approved with 227,312,518 votes in favor, 35,179,705 against, and 2,943,548 abstentions.

Proposal 4: Ratification of Selection of Deloitte and Touche LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending June 24, 2006

The selection of Deloitte and Touche LLP as the Company’s independent auditors for fiscal year 2006 was ratified with 297,197,760 votes in favor, 181,237 votes against, and 1,683,570 abstentions

ITEM 6: EXHIBITS

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (1)

3.3	Amendments to Restated Certificate of Incorporation of the Company (2)

3.4	Amended and Restated Bylaws of the Company (3)

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(2)	Incorporated by reference to exhibit number 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, to exhibit 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.
(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 2, 2006	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

/s/ Carl W. Jasper
CARL W. JASPER
Vice President,
Chief Financial Officer
(For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.3(2)	Amendments to Restated Certificate of Incorporation of the Company

3.4(3)	Amended and Restated Bylaws of the Company

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(2)	Incorporated by reference to exhibit number 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to exhibit 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.
(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.