Form 10-Q/A
period 2005-12-24
MAXIM INTEGRATED PRODUCTS INC
filed 2006-04-26
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class:	Outstanding at January 25, 2006
Common Stock, $0.001 par value	320,601,046 shares

EXPLANATORY NOTE

This amendment to Maxim Integrated Products, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2005, which was filed with the Securities and Exchange Commission on February 2, 2006, is being filed to reflect revisions made as a result of comments received from the staff of the Securities and Exchange Commission regarding the Company’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2005.

The following sections in this report have been amended as a result of comments received from the staff of the Securities and Exchange Commission:

Part I – Item 1 Financial Statements: Footnote 1 in the Condensed Consolidated Statements of Income (unaudited).

Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as indicated above, no other information included in the Quarterly Report on Form 10-Q is amended by this Form 10-Q/A Amendment No. 1. While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q.

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

__________ (1) Includes stock-based compensation charges as follow:

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

The following table shows total stock-based compensation expense for the three and six months ended December 24, 2005, included in the Condensed Consolidated Statement of Income:

(Amounts in thousands)	Three Months Ended Dec. 24, 2005	Six Months Ended Dec. 24, 2005
Cost of goods sold	$9,222	$19,676
Research and development	24,324	50,802
Selling, general and administrative	7,248	11,775

Pre-tax stock-based compensation expense	40,794	82,253
Less: income tax effect	13,340	26,939

Net stock-based compensation expense	$27,454	$55,314

Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $21.3 million of excess tax benefits for the six months ended December 24, 2005 have been classified as an operating cash outflow and a financing cash inflow.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior to the adoption of SFAS 123(R)

As required under SFAS 123(R), the reported net income and earnings per share for the three and six months ended December 25, 2004 have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

(Amounts in thousands, except per share data)	Three Months Ended Dec. 25, 2004	Six Months Ended Dec. 25, 2004
Net income - as reported	$144,615	$289,160
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(37,657)	(74,486)

Net income - pro forma	$106,958	$214,674

Basic earnings per share - as reported	$0.44	$0.89

Basic earnings per share - pro forma	$0.33	$0.66

Diluted earnings per share - as reported	$0.42	$0.84

Diluted earnings per share - pro forma	$0.32	$0.63

NOTE 3: INVENTORIES

The components of inventories consist of:

(Amounts in thousands)	December 24, 2005	June 25, 2005
Raw material	$12,347	$14,432
Work-in-process	134,518	103,696
Finished goods	50,907	49,651

	$197,772	$167,779

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

Gross Margin

The gross margin percentage was 68.2% and 72.6% for the three months ended December 24, 2005 and December 25, 2004, respectively. The gross margin percentage for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 decreased primarily due to $9.2 million of stock based compensation recorded due to the adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). Gross margins for the three months ended December 24, 2005 were also impacted by $1.6 million of discretionary employee bonuses recorded. Gross margins for the three months ended December 25, 2004 were negatively impacted due to $4.5 million of inventory write downs. On a non-GAAP basis, excluding stock based compensation, gross margin percentage for the three months ended December 24, 2005 and December 25, 2004 was 70.2% and 72.6%, respectively. The decrease in the non-GAAP gross margin percentage for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 was due to the factors discussed above.

The gross margin percentage was 68.5% and 72.5% for the six months ended December 24, 2005 and December 25, 2004, respectively. The GAAP gross margin percentage for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 decreased primarily due to $19.7 million of stock based compensation recorded due to the adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). Gross margins for the six months ended December 24, 2005 were also impacted by $3.3 million of discretionary employee bonuses recorded. Gross margins for the six months ended December 25, 2004 were negatively impacted due to $8.7 million of inventory write downs. On a non-GAAP basis, excluding stock based compensation, gross margin percentage for the six months ended December 24, 2005 and December 25, 2004 was 70.7% and 72.5%, respectively. The decrease in the non-GAAP gross margin percentage for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 was due to the factors discussed above.

The following table reconciles the Company’s gross margin determined in accordance with generally accepted accounting principles in the United States (GAAP) to non-GAAP gross margin, which excludes the effect of all stock based compensation costs, for the three and six months ended December 24, 2005 and December 25, 2004.

	Three Months Ended		Six Months Ended
(Amounts in thousands, except percentages)	Dec. 24, 2005	Dec. 25, 2004	Dec. 24, 2005	Dec. 25, 2004
Gross margin, as reported	$303,944	$316,624	$595,693	$631,439
Stock-based compensation	9,222	—	19,676	—

Non-GAAP gross margin	$313,166	$316,624	$615,369	$631,439

Non-GAAP gross margin percentage	70.2%	72.6%	70.7%	72.5%

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including employee stock options and awards under our Employee Stock Participation (ESP Plan), and to record a commensurate expense (which is subjective in nature) in the income statement. Gross margin, as reported is calculated as the difference between net revenues and cost of goods sold as disclosed in the Condensed Consolidated Statements of Income for each period disclosed. Included in cost of goods sold is stock-based compensation as determined under SFAS 123(R). The non-GAAP gross margin is calculated by taking the gross margin, as reported and adding to that amount stock-based compensation that is included as a component of costs of goods sold. The Company is showing non-GAAP gross margin, which excludes all stock-based compensation expense, to permit additional analysis of the Company’s performance. Management believes this non-GAAP measure is useful to investors because it enhances the understanding of the Company’s historical financial performance and comparability between periods in light of a recent change in accounting standards requiring the Company to record stock-based compensation as an expense in its financial statements. This non-GAAP presentation is also given for comparability with other companies that have not adopted SFAS 123(R), which the Company believes is useful to investors. Many of the Company’s investors have requested that the Company disclose this non-GAAP information because they believe it is useful in understanding the Company’s performance as it excludes a non-cash charge that many investors feel may obscure the Company’s true operating costs and provides comparability between alternative investment opportunities. Management uses this non-GAAP measure to manage and assess the profitability of its business. Specifically, the Company develops, manages and monitors budgets and spending on a cash basis and excludes the effect of stock-based compensation. The Company’s measure of non-GAAP gross margin might not be the same as similarly titled measures used by other companies, and it should not be construed as a substitute for gross margin. There are limitations associated with using non-GAAP measures, including that they exclude financial information that some may consider important in evaluating the Company’s performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Research and Development

Research and development expenses were $116.9 million and $81.0 million for the three months ended December 24, 2005 and December 25, 2004, respectively, which represented 26.2% and 18.6% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to $24.3 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, research and development expenses for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 increased $7.4 million from hiring additional engineers to support the Company’s research and development and process development efforts, and $2.7 million due to discretionary employee bonuses recorded. On a non-GAAP basis, excluding stock based compensation, research and development expenses were $92.6 million and $81.0 million for the three months ended December 24, 2005 and December 25, 2004, respectively, which represented 20.8% and 18.6% of net revenue, respectively. The increase in non-GAAP research and development expenses for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 is due to the factors discussed above.

Research and development expenses were $233.9 million and $160.1 million for the six months ended December 24, 2005 and December 25, 2004 respectively, which represented 26.9% and 18.4% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to $50.8 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, research and development expenses for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 increased $13.8 million from hiring additional engineers to support the Company’s research and development and process development efforts, and $5.4 million due to discretionary employee bonuses recorded. On a non-GAAP basis, excluding stock based compensation, research and development expenses were $183.1 million and $160.1 million for the six months ended December 24, 2005 and December 25, 2004, respectively, which represented 21.0% and 18.4% of net revenue, respectively. The increase in non-GAAP research and development expenses for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 is due to the factors discussed above.

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

The following table reconciles the Company’s research and development expenses determined in accordance with GAAP to non-GAAP research and development expenses, which exclude the effect of all stock based compensation costs, for the three and six months ended December 24, 2005 and December 25, 2004.

	Three Months Ended		Six Months Ended
(Amounts in thousands, except percentages)	Dec. 24, 2005	Dec. 25, 2004	Dec. 24, 2005	Dec. 25, 2004
Research and development expenses, as reported	$116,878	$81,035	$233,931	$160,132
Stock-based compensation	(24,324)	—	(50,802)	—

Non-GAAP research and development expenses	$92,554	$81,035	$183,129	$160,132

Non-GAAP research and development expenses as a percentage of revenue	20.8%	18.6%	21.0%	18.4%

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including employee stock options and awards under our Employee Stock Participation (ESP Plan), and to record a commensurate expense (which is subjective in nature) in the income statement. The Company is showing non-GAAP research and development expenses, which exclude all stock-based compensation expense, to permit additional analysis of the Company’s performance. Management believes this non-GAAP measure is useful to investors because it enhances the understanding of the Company’s historical financial performance and comparability between periods in light of a recent change in accounting standards requiring the Company to record stock-based compensation as an expense in its financial statements. This non-GAAP presentation is also given for comparability with other companies that have not adopted SFAS 123(R), which the Company believes is useful to investors. Many of the Company’s investors have requested that the Company disclose this non-GAAP information because they believe it is useful in understanding the Company’s performance as it excludes a non-cash charge that many investors feel may obscure the Company’s true operating costs. Management uses this non-GAAP measure to manage and assess the profitability of its business. Specifically, the Company develops, manages and monitors budgets and spending on a cash basis and excludes the effect of stock-based compensation. The Company’s measure of non-GAAP research and development expenses might not be the same as similarly titled measures used by other companies, and it should not be construed as a substitute for research and development expenses. There are limitations associated with using non-GAAP measures, including that they exclude financial information that some may consider important in evaluating the Company’s performance.

Selling, General and Administrative

Selling, general and administrative expenses were $31.1 million and $25.3 million for the three months ended December 24, 2005, and December 25, 2004, respectively, which represented 7.0% and 5.8% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 is primarily due to $7.2 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, selling, general and administrative expenses for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 increased due to $0.7 million of discretionary employee bonuses recorded. This was offset by a $1.7 million decrease in advertising and marketing costs. On a non-GAAP basis, excluding stock based compensation, selling, general, and administrative expenses were $23.8 million and $25.3 million for the three months ended December 24, 2005 and December 25, 2004, respectively, which represented 5.3% and 5.8% of net revenue, respectively. The increase in non-GAAP selling, general, and administrative expenses for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 is due to the factors discussed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Selling, general and administrative expenses were $59.9 million and $50.4 million for the six months ended December 24, 2005, and December 25, 2004, respectively, which represented 6.9% and 5.8% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 is primarily due to $11.8 million of stock based compensation recorded due to the adoption of SFAS 123(R). See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, selling, general and administrative expenses for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 increased due to $1.3 million of discretionary employee bonuses recorded. This was offset by a $3.2 million decrease in advertising and marketing costs. On a non-GAAP basis, excluding stock based compensation, selling, general, and administrative expenses were $48.1 million and $50.4 million for the six months ended December 24, 2005 and December 25, 2004, respectively, which represented 5.5% and 5.8% of net revenue, respectively. The increase in non-GAAP selling, general, and administrative expenses for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 is due to the factors discussed above.

The following table reconciles the Company’s selling, general, and administrative expenses determined in accordance with GAAP to non-GAAP selling, general, and administrative expenses, which exclude the effect of all stock based compensation costs, for the three and six months ended December 24, 2005 and December 25, 2004.

	Three Months Ended		Six Months Ended
(Amounts in thousands, except percentages)	Dec. 24, 2005	Dec. 25, 2004	Dec. 24, 2005	Dec. 25, 2004
Selling, general, and administrative expenses, as reported	$31,053	$25,324	$59,918	$50,386
Stock-based compensation	(7,248)	—	(11,775)	—

non-GAAP selling, general, and administrative expenses	$23,805	$25,324	$48,143	$50,386

non-GAAP selling, general, and administrative expenses as a percentage of revenue	5.3%	5.8%	5.5%	5.8%

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including employee stock options and awards under our Employee Stock Participation (ESP Plan), and to record a commensurate expense (which is subjective in nature) in the income statement. The Company is showing non-GAAP selling, general, and administrative expenses, which exclude all stock-based compensation expense, to permit additional analysis of the Company’s performance. Management believes this non-GAAP measure is useful to investors because it enhances the understanding of the Company’s historical financial performance and comparability between periods in light of a recent change in accounting standards requiring the Company to record stock-based compensation as an expense in its financial statements. This non-GAAP presentation is also given for comparability with other companies that have not adopted SFAS 123(R), which the Company believes is useful to investors. Many of the Company’s investors have requested that the Company disclose this non-GAAP information because they believe it is useful in understanding the Company’s performance as it excludes a non-cash charge that many investors feel may obscure the Company’s true operating costs. Management uses this non-GAAP measure to manage and assess the profitability of its business. Specifically, the Company develops, manages and monitors budgets and spending on a cash basis and excludes the effect of stock-based compensation. The Company’s measure of non-GAAP selling, general, and administrative expenses might not be the same as similarly titled measures used by other companies, and it should not be construed as a substitute for selling, general, and administrative expenses. There are limitations associated with using non-GAAP measures, including that they exclude financial information that some may consider important in evaluating the Company’s performance.

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

Free Cash Flow

Free cash flow is a non-GAAP measure that represents cash that the Company generates after making capital expenditures. Free cash flow is used by management to make fundamental decisions with regard to the operation of the Company’s business, including working capital requirements, share repurchases and dividend payments. In addition, free cash flow is used by management to evaluate and assess the Company’s operating results and for budget and planning purposes. The Company believes that free cash flow is relevant and useful information that is often widely used by analysts, investors, and other interested parties in the semiconductor industry to measure financial performance. Accordingly, the Company is disclosing this information to permit a comprehensive and objective analysis of the Company’s operating performance, to provide an additional measure of performance and liquidity, and to provide additional information with respect to the Company’s ability to make future share repurchases and dividend payments and to meet future working capital requirements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Free cash flow should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, both of which are determined in accordance with GAAP. Free cash flow excludes components that are significant in understanding and assessing the Company’s results of operations and cash flows. In addition, some of the limitations associated with the use of free cash flow are that it is not a term defined by GAAP, and the Company’s measure of free cash flow might not be comparable to similarly titled measures used by other companies. In addition, the Company’s measure of free cash flow omits certain actual cash expenditures, such as dividends paid, cash used for share repurchases and cash generated from employee stock option exercises. Management compensates for these limitations by considering net income derived in accordance with GAAP.

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

April 25, 2006	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

/s/ Carl W. Jasper
CARL W. JASPER
Vice President,
Chief Financial Officer
(For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(2)	Incorporated by reference to exhibit number 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to exhibit 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.
(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.