Form 10-Q
period 2006-03-25
MAXIM INTEGRATED PRODUCTS INC
filed 2006-05-03
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________to _________

Commission file number 0-16538

Maxim Integrated Products, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2896096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

120 San Gabriel Drive
Sunnyvale, California    94086
(Address of Principal Executive Offices including Zip Code)

(408) 737-7600
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒                           Accelerated filer    ☐                           Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES    ☐        NO    ☒

Class: Common Stock, $0.001	Outstanding at April 20, 2006 320,690,281 shares

Note: PDF provided as a courtesy

Maxim Integrated Products, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

(Amounts in thousands)	March 25, 2006	June 25, 2005

ASSETS
Current assets:
Cash and cash equivalents	$ 243,310	$ 185,551
Short-term investments	1,092,791	1,289,141
Total cash, cash equivalents and short-term investments	1,336,101	1,474,692

Accounts receivable, net	259,921	192,345
Inventories	204,598	167,779
Deferred tax assets	128,818	128,766
Other current assets	11,805	10,184
Total current assets	1,941,243	1,973,766
Property, plant and equipment, net	1,060,854	1,001,465
Other assets	39,459	28,840
TOTAL ASSETS	$3,041,556	$ 3,004,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 82,516	$ 56,266
Income taxes payable	43,820	33,173
Accrued salary and related expenses	112,636	121,234
Accrued expenses	61,882	54,305
Deferred income on shipments to distributors	22,433	20,225
Total current liabilities	323,287	285,203
Deferred tax liabilities	110,259	134,686
Total liabilities	433,546	419,889

Commitments and contingencies (note 10)

Stockholders' equity:
Preferred stock	---	---
Common stock	321	327
Additional paid-in capital	99,190	134,671
Retained earnings	2,517,406	2,455,714
Accumulated other comprehensive loss	(8,907)	(6,530)
Total stockholders' equity	2,608,010	2,584,182
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,041,556	$ 3,004,071

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

	Three Months Ended		Nine Months Ended
	Mar. 25, 2006	Mar. 26, 2005	Mar. 25, 2006	Mar. 26, 2005
(Amount in thousands, except per share data)

Net revenues	$ 478,120	$ 400,188	$1,348,365	$1,271,316
Cost of goods sold (1)	156,901	111,896	431,453	351,585
Gross margin	321,219	288,292	916,912	919,731
Operating expenses:
Research and development (1)	119,862	83,141	353,793	243,273
Selling, general and administrative (1)	33,036	24,713	92,954	75,099
Total operating expenses	152,898	107,854	446,747	318,372
Operating income	168,321	180,438	470,165	601,359
Interest income and other, net	10,444	7,492	32,647	19,446
Income before provision for income taxes	178,765	187,930	502,812	620,805
Provision for income taxes	58,456	62,393	164,577	206,108
Net income	$ 120,309	$ 125,537	$338,235	$414,697

Earnings per share:
Basic	$ 0.38	$ 0.38	$ 1.04	$ 1.27
Diluted	$ 0.36	$ 0.37	$ 1.00	$ 1.21

Shares used in the calculation of earnings per share:
Basic	320,686	326,945	324,117	325,758
Diluted	334,036	342,720	338,385	343,607

Dividend declared per share	$ 0.125	$ 0.100	$ 0.350	$ 0.280

(1) Includes stock-based compensation charges as follow:
Cost of goods sold	$ 8,452	$ ---	$28,128	$ ---
Research and development	26,146	---	76,948	---
Selling, general and administrative	7,504	---	19,279	---

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

	Nine Months Ended
(Amounts in thousands)	March 25, 2006	March 26, 2005

Cash flows from operating activities:
Net income	$338,235	$414,697
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	124,355	---
Depreciation, amortization and other	62,916	57,101
Tax benefit related to stock-based compensation plans	43,941	87,338
Excess tax benefit related to stock-based compensation plans	(29,949)	---
Changes in assets and liabilities:
Accounts receivable	(67,576)	4,778
Inventories	(25,376)	(41,678)
Deferred taxes	(23,883)	35,279
Income tax refund receivable	7	812
Other current assets	(3,784)	230
Accounts payable	802	(43,699)
Income taxes payable	10,647	(3,194)
Deferred income on shipments to distributors	2,208	(2,763)
All other accrued liabilities	(1,962)	22,640
Net cash provided by operating activities	430,581	531,541

Cash flows from investing activities:
Additions to property, plant and equipment	(95,641)	(111,556)
Proceeds from sale of property, plant and equipment	1,544	---
Other non-current assets	(10,556)	1,358
Purchases of available-for-sale securities	(408,072)	(883,881)
Proceeds from sales/maturities of available-for-sale securities	600,782	563,133
Net cash provided by (used in) investing activities	88,057	(430,946)

Cash flows from financing activities:
Issuance of common stock	125,653	82,066
Excess tax benefit related to stock-based compensation plans	29,949	---
Repurchase of common stock	(503,673)	(96,713)
Dividends paid	(112,808)	(91,200)
Net cash used in financing activities	(460,879)	(105,847)

Net increase (decrease) in cash and cash equivalents	57,759	(5,252)
Cash and cash equivalents:
Beginning of period	185,551	147,734

End of period	$243,310	$142,482

Supplemental disclosures of cash flow information:
Income tax paid	$ 134,179	$ 85,873
Increase in accounts payable related to property, plant and equipment purchases	$ 25,448	$ ---

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended March 25, 2006 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 25, 2005.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal years 2006 and 2005 are 52-week fiscal years.

NOTE 2: STOCK-BASED COMPENSATION

Effective June 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment"("SFAS 123(R)").  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, prior periods are not restated for the effect of SFAS 123(R). The Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R).

The following table shows total stock-based compensation expense for the three and nine months ended March 25, 2006, included in the Condensed Consolidated Statements of Income:

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	Mar. 25, 2006	Mar. 25, 2006
Cost of goods sold	$ 8,452	$28,128
Research and development	26,146	76,948
Selling, general and administrative	7,504	19,279
Pre-tax stock-based compensation expense	42,102	124,355
Less: income tax effect	13,767	40,706
Net stock-based compensation expense	$28,335	$83,649

Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. As a result of adopting SFAS 123(R), $29.9 million of excess tax benefits for the nine months ended March 25, 2006 have been classified as a financing cash inflow.

On February 1, 2006, the Company filed with the Securities and Exchange Commission a tender offer statement allowing employees, excluding officers, to exchange vested, outstanding employee stock options granted under the Maxim Integrated Products, Inc. 1996 Stock Incentive Plan, as amended and restated, the Maxim Integrated Products, Inc 1987 Supplemental Stock Option Plan, as amended, the Dallas Semiconductor Corporation 1987 Stock Option Plan, as amended and restated, or the Dallas Semiconductor Corporation 1993 Officer and Director Stock Option Plan, with an exercise price equal to or greater than $35 per share for restricted stock units (RSUs) vesting quarterly over the approximate 12 month period from issuance date at a specified exchange rate derived using the Black-Scholes valuation model. In some cases, employees could elect to exchange vested options for RSUs at a specified exchange rate greater than that derived using the Black-Scholes valuation model and these RSUs will vest quarterly over the approximate 18 month period from issuance date. The restricted stock units represent a promise by the Company to the employees to issue shares of its Common Stock in the future, provided the vesting criteria have been satisfied. During the three months ended March 25, 2006, a total of 11.8 million vested options were exchanged for approximately 2.4 million RSUs in this program.

As noted above, during the three and nine months ended March 25, 2006, the Company recorded stock-based compensation charges of $42.1 million and $124.4 million, respectively, of which $36.3 million and $111.4 million, respectively, was related to the Company's stock option plans, $2.9 million and $10.1 million, respectively, was related to the Company's Employee Stock Purchase Plan, and $2.9 million and $2.9 million, respectively, was related to RSUs. Of the $2.9 million stock-based compensation charge related to RSUs, approximately $0.4 million was due to employee stock options exchanged for RSUs as discussed above and $2.5 million was due to newly granted RSUs.

Prior to the adoption of SFAS 123(R)

As required under SFAS 123, the reported net income and earnings per share for the three and nine months ended March 26, 2005 have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	Three Months Ended	Nine Months Ended
(Amounts in thousands, except per share data)	Mar. 26, 2005	Mar. 26, 2005
Net income - as reported	$125,537	$414,697
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(43,619)	(118,105)
Net income - pro forma	$ 81,918	$ 296,592
Basic earnings per share - as reported	$ 0.38	$ 1.27
Basic earnings per share - pro forma	$ 0.25	$ 0.91
Diluted earnings per share - as reported	$ 0.37	$ 1.21
Diluted earnings per share - pro forma	$ 0.24	$ 0.87

NOTE 3: INVENTORIES

The components of inventories consist of:

(Amounts in thousands)	March 25, 2006	June 25, 2005
Raw material	$ 12,617	$ 14,432
Work-in-process	142,205	103,696
Finished goods	49,776	49,651
	$204,598	$167,779

Stock-based compensation cost capitalized as part of inventory was $11.4 million at March 25, 2006.

NOTE 4: OTHER ASSETS

Included in other assets on the Condensed Consolidated Balance Sheet at March 25, 2006 was $14.0 million of intellectual property. This was offset by $7.3 million of accumulated amortization and adjustments. Amortization expenses and adjustments for the intellectual property were $0.3 million and $0.3 million, respectively, for the three months ended March 25, 2006 and March 26, 2005. Amortization expenses and adjustments for the intellectual property were $1.1 million and $2.4 million for the nine months ended March 25, 2006 and March 26, 2005, respectively. Amortization expense is included in research and development in the Condensed Consolidated Statements of Income.

The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production. As required by Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company assesses the recoverability of the intellectual property whenever an indicator of impairment exists. There were no indicators of impairment as of March 25, 2006. Based on the carrying amount of identified assets recorded at March 25, 2006 and assuming no subsequent impairment of the underlying assets, the future amortization expense is expected to be as follows:

(Amounts in thousands)	2006 remaining	2007	2008	2009	2010	2011
Intellectual property assets:	$350	$1,400	$1,400	$1,400	$1,400	$741

Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company's results of operations could be materially adversely impacted in the period such determination is made.

Also included in other assets in the Condensed Consolidated Balance Sheet at March 25, 2006 and June 25, 2005 are loans to employees of approximately $9.2 million and $9.9 million, respectively. These loans are collateralized. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans.

NOTE 5: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and restricted stock units. The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	Mar. 25, 2006	Mar. 26, 2005	Mar. 25, 2006	Mar. 26, 2005
Numerator for basic earnings per share and diluted earnings per share
Net income	$120,309	$125,537	$338,235	$414,697

Denominator for basic earnings per share	320,686	326,945	324,117	325,758
Effect of dilutive securities:
Stock options and restricted stock units	13,350	15,775	14,268	17,849
Denominator for diluted earnings per share	334,036	342,720	338,385	343,607

Earnings per share:
Basic	$ 0.38	$ 0.38	$ 1.04	$ 1.27
Diluted	$ 0.36	$ 0.37	$ 1.00	$ 1.21

Net income and earnings per share for the three and nine months ended March 26, 2005, do not include stock-based compensation expense, as the Company did not adopt SFAS 123(R) until June 26, 2005.

Approximately 53.4 million and 28.4 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the three months ended March 25, 2006 and March 26, 2005, respectively. Approximately 49.7 million and 21.9 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 25, 2006 and March 26, 2005, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at March 25, 2006 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in "Interest income and other, net" in the Condensed Consolidated Statements of Income.

NOTE 7: SEGMENT INFORMATION

The Company operates and tracks its results as one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer's ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	Mar. 25, 2006	Mar. 26, 2005	Mar. 25, 2006	Mar. 26, 2005
United States	$101,905	$110,240	$301,958	$ 340,245
China	130,884	81,088	371,605	273,673
Japan	48,568	37,200	129,472	130,860
Rest of Asia	97,153	80,847	271,470	251,644
Europe	85,687	79,689	234,760	240,449
Rest of World	13,923	11,124	39,100	34,445
	$478,120	$400,188	$1,348,365	1,271,316

Net long-lived assets by geographic region were as follows:

(Amounts in thousands)	March 25, 2006	June 25, 2005
United States	$ 818,931	$ 755,557
Philippines	177,777	194,876
Rest of World	64,146	51,032
	$1,060,854	$1,001,465

The Company recorded $20.6 million and $18.4 million of depreciation expense for three months ended March 25, 2006 and March 26, 2005, respectively. The Company recorded $60.2 million and $54.4 million of depreciation expense for nine months ended March 25, 2006 and March 26, 2005, respectively.

NOTE 8: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	Mar. 25, 2006	Mar. 26, 2005	Mar. 25, 2006	Mar. 26, 2005
Net income, as reported	$120,309	$125,537	$338,235	$414,697
Change in unrealized gains (losses) on investments, net of tax of $320, ($3,207), ($1,232) and ($2,643), respectively	545	(6,398)	(2,098)	(5,371)
Change in unrealized gains (losses) on forward exchange contracts, net of tax of $82, $286, ($164) and $360, respectively	141	578	(279)	730
Total comprehensive income	$120,995	$119,717	$335,858	$410,056

Accumulated other comprehensive loss presented in the Condensed Consolidated Balance Sheets at March 25, 2006 and June 25, 2005 consist of net unrealized losses on available-for-sale investments of ($7.5) million and ($5.4) million, respectively, net unrealized gains (losses) on forward exchange contracts of $0.1 million and $0.4 million, respectively, and net foreign currency translation adjustments of ($1.5) million and ($1.5) million, respectively.

NOTE 9: INCOME TAXES

The Company is continuing to evaluate the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004.  The Company may decide to repatriate earnings in fiscal 2006 to take advantage of these provisions, however, any such repatriations are not expected to have a material impact on the Company's financial condition, results of operations and liquidity.

NOTE 10: CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on the financial position of the Company.

Indemnifications

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which the Company's products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company's indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims. The Company also indemnifies its directors and executive officers to the maximum extent permitted under the laws of the State of Delaware. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any indemnification claims, and accordingly, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

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

NOTE 12: Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers' compensation claims and general liability are included in accrued expenses.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims are included in "Accrued salary and related expenses" in the Condensed Consolidated Balance Sheets.

NOTE 13: COMMON STOCK REPURCHASES

From fiscal year 2002 through 2005, the Board of Directors authorized the Company to repurchase up to 40 million shares of the Company's common stock from time to time at the discretion of the Company's management.

During the three months ended December 24, 2005, the Board of Directors authorized the Company to repurchase up to 13.5 million additional shares of the Company's common stock from time to time at the discretion of the Company's management. During the nine months ended March 25, 2006, the Company repurchased 13.2 million of its common stock for $503.7 million. As of March 25, 2006, approximately 10.2 million shares remained available for repurchase under the repurchase authorization, which have no expiration date. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, general market and business conditions, and other factors. Common stock repurchased is retired and is not held as treasury stock.

NOTE 14: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (CEO) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation. Deferred compensation bears interest at a rate equal to the interest rate that employees of the Company are required to pay the Company under the Company's employee loan program. Compensation deferred on or prior to December 31, 2004, including interest, is payable (i) upon the CEO's termination as an employee or service provider to the Company, in approximately equal quarterly installments over a five-year period, (ii) upon his death, to his designated beneficiary, in a lump sum payment as soon as administratively possible, or (iii) in the event of an unforeseeable emergency. In addition, the Board of Directors has the authority, with the consent of the CEO, to accelerate the time of payments for compensation deferred, including interest thereon, as of December 31, 2004. Compensation deferred after December 31, 2004, including interest, is payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. As of March 25, 2006 and June 25, 2005, the CEO's deferred compensation balances, including interest thereon, totaled $29.2 million and $24.1 million, respectively, which is included in "Accrued salary and related expenses" in the Condensed Consolidated Balance Sheets.

NOTE 15: SUBSEQUENT EVENT

During the fourth quarter of fiscal year 2006, the Board of Directors declared a cash dividend of $0.125 per share on the Company's common stock payable on May 31, 2006 to stockholders of record on May 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements that fall within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Report, other than statements that are purely historical, are forward-looking statements, including statements regarding or implicating the Company's expectations, intentions, plans, goals and hopes regarding the future. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates" and variations of such words and similar expressions identify forward-looking statements. All forward-looking statements in this Report, including this Management's Discussion and Analysis section, are based on the Company's current outlook, expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results could differ materially from those predicted or implied in any such forward-looking statements.

Forward-looking statements include, without limitation, the Company's estimates of future amortization expense related to intellectual property assets; the Company's expectation that repatriating earnings to take advantage of the American Jobs Creation Act of 2004 will not have a material impact on its financial condition, results of operations and liquidity; the Company's belief that the ultimate outcome of pending legal proceedings will not have a material adverse effect on the financial position of the Company; the Company's belief that its estimates of potential liabilities from anticipated income tax audit issues in the U.S. and other tax jurisdictions are reasonable; the Company's belief that it is more likely than not that net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income; the Company's belief that it possesses sufficient liquidity and capital resources to meet cash and working capital requirements and fund operations for at least the next twelve months; and the Company's continuous attempts to control and reduce, if possible, expenses in all areas.

Actual results could differ materially from those forecasted based upon, among other things, errors in the Company's assumptions underlying its amortization expense estimates; unexpected interpretations of the American Jobs Creation Act of 2004; unexpected outcomes in the Company's pending legal proceedings; unexpected outcomes of future income tax audits; unexpected changes in earnings and taxable income that adversely affect the realizability of net deferred tax assets; an unexpected decline in liquidity or cash flow; and the Company's effectiveness in controlling and, if possible, reducing expenses.

In addition, future business could be adversely affected by technical difficulties in bringing new products and processes to market in a timely manner; market developments that could adversely affect the growth of the mixed-signal analog market; the Company being unable to sustain its success in recruiting and retaining high-quality personnel; the Company's success in the markets its products are introduced in; whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; customer cancellations and delays of outstanding orders; erosion of the Company's profit margins; whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals; whether the Company is able to effectively and successfully manage manufacturing operations; whether the Company is able to successfully commercialize its new technologies; the risks of doing business internationally and in less developed countries, including the risks of theft and damage to products during transit; overall worldwide economic conditions; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; timely availability of raw materials, equipment, supplies and services; unanticipated manufacturing problems; technological and product development risks; competitors that may outperform the Company; and other risk factors described in the Company's filings with the Securities and Exchange Commission and in particular its Annual Report on Form 10-K for the fiscal year ended June 25, 2005.

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its annual reports on Form 10-K (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations), its quarterly reports on 10-Q (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations), and any current reports on Form 8-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and require the Company to make its most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; estimates of stock-based compensation, which impacts cost of goods sold, operating expenses and income tax expenses, accounting for income taxes; which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and selling, general and administrative expenses. These policies and the estimates and judgments involved are discussed further below. The Company has other key accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on the Company's reported results of operations for a given period.

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

Sales to U.S. distributors are made pursuant to agreements allowing the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing U.S. distributors to rotate a small portion of the Company's products in their inventory based on their previous 90 days of purchases and allowing U.S. distributors to return within a specified time parts which the Company obsoletes or converts to non-standard. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, the Company defers recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms. In addition, the Company estimates returns for sales to domestic distributors based on historical return rates applied against current period gross revenues.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company's standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on 12 months forecasted product demand. Actual demand and market conditions may be lower than those projected by the Company. This difference could have a material adverse effect on the Company's gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by the Company, gross margin could be favorably impacted by the sale of previously written down inventory.

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of the Company's property, plant and equipment could differ from the Company's estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on the Company's results of operations.

Stock-Based Compensation

Effective June 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS 123(R)").  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, the Company may change the input factors used in determining stock-based compensation costs. These changes may materially impact the Company's results of operations in the period such changes are made.

Accounting for Income Taxes

The Company must make certain estimates and judgments in the calculation of income tax expense and in the determination of whether deferred tax assets are more likely than not to be realized.

The calculation of the Company's income tax expense and income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes potential liabilities for anticipated income tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether, and the extent to which, additional income tax payments are probable. Although the Company believes that the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what was reflected in our historical income tax provisions and accruals. Such differences could have a material impact on the Company's net income and operating results in the period in which such determinations are made.

On a periodic basis the Company evaluates its deferred tax asset balance for realizability and records a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. Realization of the Company's deferred tax assets is dependent primarily upon future U.S. taxable income. The Company's judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period in which such determinations are made.

Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), "Accounting for Contingencies," should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information obtained combined with management's judgment regarding all the facts and circumstances of each matter, the Company determines whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact the Company's results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thus favorably impacting the Company's results of operations.

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $478.1 million and $400.2 million for the three months ended March 25, 2006 and March 26, 2005, respectively, an increase of 19.5%. Net revenues for the nine months ended March 25, 2006 and March 26, 2005, were $1,348.4 million and $1,271.3 million, respectively, an increase of 6.1%. The increase in net revenues for the three and nine months ended March 25, 2006 as compared to the three and nine months ended March 26, 2005 is primarily due to higher unit shipments. This was offset somewhat by a change in product mix related to increased sales of proprietary and second-source products with lower average selling prices.

During the three months ended March 25, 2006 and March 25, 2005, approximately 79% and 72%, respectively, of net revenues were derived from customers outside of the United States. During the nine months ended March 25, 2006 and March 26, 2005, approximately 78% and 73%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and the Company's results of operations for the three and nine months ended March 25, 2006 and March 26, 2005 was immaterial.

Gross Margin

The gross margin percentage was 67.2% and 72.0% for the three months ended March 25, 2006 and March 26, 2005, respectively. The gross margin percentage for the three months ended March 25, 2006 as compared to the three months ended March 26, 2005 decreased primarily due to $8.5 million of stock-based compensation recorded due to the adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. See Note 2 "Stock-Based Compensation" of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). Gross margins for the three months ended March 26, 2005 were also impacted by $1.6 million of discretionary employee bonuses recorded and $3.2 million of inventory write downs. On a non-GAAP basis, excluding stock-based compensation, gross margin percentage for the three months ended March 25, 2006 and March 26, 2005 was 69.0% and 72.0%, respectively. The decrease in the non-GAAP gross margin percentage for the three months ended March 25, 2006 as compared to the three months ended March 26, 2005 was due to the factors discussed above.

The gross margin percentage was 68.0% and 72.3% for the nine months ended March 25, 2006 and March 26, 2005, respectively. The gross margin percentage for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 decreased primarily due to $28.1 million of stock-based compensation recorded due to the adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. See Note 2 "Stock-Based Compensation" of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). Gross margins for the nine months ended March 25, 2006 were also impacted by $3.3 million of discretionary employee bonuses recorded. Gross margins for the nine months ended March 26, 2005 were negatively impacted due to $11.9 million of inventory write downs. On a non-GAAP basis, excluding stock-based compensation, gross margin percentage for the nine months ended March 25, 2006 and March 26, 2005 was 70.1% and 72.3%, respectively. The decrease in the non-GAAP gross margin percentage for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 was due to the factors discussed above.

The following table reconciles the Company's gross margin determined in accordance with generally accepted accounting principles in the United States (GAAP) to non-GAAP gross margin, which excludes the effect of all stock-based compensation costs from stock options, restricted stock units and awards under the Company's Employee Stock Purchase Plan, for the three and nine months ended March 25, 2006 and March 26, 2005.

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
(Amounts in thousands, except percentages)	Mar. 25, 2006	Mar. 26, 2005	Mar. 25, 2006	Mar. 26, 2005
Gross margin, as reported	$ 321,219	$288,292	$ 916,912	$ 919,731
Gross margin percentage	67.2%	72.0%	68.0%	72.3%
Stock-based compensation	8,452	-	28,128	-
Non-GAAP gross margin	$ 329,671	$288,292	$ 945,040	$ 919,731
Non-GAAP gross margin percentage	69.0%	72.0%	70.1%	72.3%

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including stock options, restricted stock units and awards under our Employee Stock Participation Plan (ESP Plan), and to record a commensurate expense (which is subjective in nature) in the income statement. Gross Margin, as reported is calculated as the difference between net revenues and cost of goods sold as disclosed in the Condensed Consolidated Statements of Income for each period disclosed. Included in cost of goods sold is stock-based compensation as determined under FAS 123(R). The non-GAAP gross margin is calculated by taking the gross margin, as reported, and adding to that amount total stock-based compensation that is included as a component of cost of goods sold. This non-GAAP presentation is given in part to enhance the understanding of the Company's historical financial performance and comparability between other companies in light of recent changes in accounting standards. In addition, the Company strongly believes that the non-GAAP presentation to exclude stock-based compensation is relevant and useful information that is widely used by analysts, investors, and other interested parties in the semiconductor industry. Many of the Company's investors have requested that the Company disclose this non-GAAP information because they have informed us that they believe it is useful in understanding the Company's performance. Accordingly, the Company is disclosing this information to permit additional analysis of the Company's performance. Management uses this non-GAAP measure to manage and assess the profitability of its business and does not consider stock-based compensation expense, a non-cash charge, in the management of its operations. The Company's measure of non-GAAP gross margin might not be the same as similarly titled measures used by other companies, and it should not be construed as a substitute for gross margin. There are limitations associated with using non-GAAP measures, including that they exclude financial information that some may consider important in evaluating the Company's performance.

Research and Development

Research and development expenses were $119.9 million and $83.1 million for the three months ended March 25, 2006 and March 26, 2005, respectively, which represented 25.1% and 20.8% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to $26.1 million of stock-based compensation recorded due to the adoption of SFAS 123(R). See Note 2 "Stock Based Compensation" of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, research and development expenses for the three months ended March 25, 2006 as compared to the three months ended March 26, 2005 increased $10.6 million from hiring additional engineers to support the Company's research and development and process development efforts. The above increases were offset by a reduction of $2.7 million recorded for discretionary employee bonuses during the three months ended March 26, 2005. On a non-GAAP basis, excluding stock-based compensation, research and development expenses were $93.7 million and $83.1 million for the three months ended March 25, 2006 and March 26, 2005, respectively, which represented 19.6% and 20.8% of net revenue, respectively. The increase in non-GAAP research and development expenses for the three months ended March 25, 2006 as compared to the three months ended March 26, 2005 is due to the factors discussed above.

Research and development expenses were $353.8 million and $243.3 million for the nine months ended March 25, 2006 and March 26, 2005 respectively, which represented 26.2% and 19.1% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to $76.9 million of stock-based compensation recorded due to the adoption of SFAS 123(R). See Note 2 "Stock-Based Compensation" of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, research and development expenses for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 increased $25.4 million from hiring additional engineers to support the Company's research and development and process development efforts, and $2.7 million recorded for discretionary employee bonuses. On a non-GAAP basis, excluding stock-based compensation, research and development expenses were $276.8 million and $243.3 million for the nine months ended March 25, 2006 and March 26, 2005, respectively, which represented 20.5% and 19.1% of net revenue, respectively. The increase in non-GAAP research and development expenses for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 is due to the factors discussed above.

The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, in part, on the Company's success in recruiting the technical personnel needed for its new product introductions and process development. The Company continuously attempts to control and, if possible, reduce expense levels in all areas including research and development. However, the Company views research and development expenditures as critical to maintaining a high level of new product introductions, which in turn are critical to the Company's plan for future growth.

The following table reconciles the Company's research and development expenses determined in accordance with GAAP to non-GAAP research and development expenses, which exclude the effect of all stock-based compensation costs from stock options, restricted stock units and awards under the Company's Employee Stock Purchase Plan, for the three and nine months ended March 25, 2006 and March 26, 2005.

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
(Amounts in thousands, except percentages)	Mar. 25, 2006	Mar. 26, 2005	Mar. 25, 2006	Mar. 26, 2005
Research and development expenses, as reported	$ 119,862	$ 83,141	$ 353,793	$ 243,273
Research and development expenses as a percentage of net revenues	25.1%	20.8%	26.2%	19.1%
Stock-based compensation	(26,146)	-	(76,948)	-
Non-GAAP research and development expenses	$ 93,716	$ 83,141	$ 276,845	$ 243,273
Non-GAAP research and development expenses as a percentage of net revenues	19.6%	20.8%	20.5%	19.1%

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including stock options, restricted stock units and awards under our ESP Plan, and to record a commensurate expense (which is subjective in nature) in the income statement. The Company is showing non-GAAP research and development expenses, which exclude all stock-based compensation expense. This non-GAAP presentation is given in part to enhance the understanding of the Company's historical financial performance and comparability between other companies in light of recent changes in accounting standards. In addition, the Company strongly believes that the non-GAAP presentation to exclude stock-based compensation is relevant and useful information that is widely used by analysts, investors, and other interested parties in the semiconductor industry. Many of the Company's investors have requested that the Company disclose this non-GAAP information because they have informed us that they believe it is useful in understanding the Company's performance. Accordingly, the Company is disclosing this information to permit additional analysis of the Company's performance. Management uses this non-GAAP measure to manage and assess the profitability of its business and does not consider stock-based compensation expense, in the management of its operations. The Company's measure of non-GAAP research and development expenses might not be the same as similarly titled measures used by other companies, and it should not be construed as a substitute for research and development expenses. There are limitations associated with using non-GAAP measures, including that they exclude financial information that some may consider important in evaluating the Company's performance.

Selling, General and Administrative

Selling, general and administrative expenses were $33.0 million and $24.7 million for the three months ended March 25, 2006, and March 26, 2005, respectively, which represented 6.9% and 6.2% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars for the three months ended March 25, 2006 as compared to the three months ended March 26, 2005 is primarily due to $7.5 million of stock-based compensation recorded due to the adoption of SFAS 123(R). See Note 2 "Stock-Based Compensation" of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). On a non-GAAP basis, excluding stock-based compensation, selling, general, and administrative expenses were $25.5 million and $24.7 million for the three months ended March 25, 2006 and March 26, 2005, respectively, which represented 5.3% and 6.2% of net revenue, respectively.

Selling, general and administrative expenses were $93.0 million and $75.1 million for the nine months ended March 25, 2006, and March 26, 2005, respectively, which represented 6.9% and 5.9% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 is primarily due to $19.3 million of stock-based compensation recorded due to the adoption of SFAS 123(R). See Note 2 "Stock-Based Compensation" of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R). In addition, selling, general and administrative expenses for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 increased $3.5 million due to increased headcount to support the Company's growth. The above increases were offset primarily by a decrease of $3.0 million in legal expenses and $1.6 million in advertising and marketing costs. On a non-GAAP basis, excluding stock-based compensation, selling, general, and administrative expenses were $73.7 million and $75.1 million for the nine months ended March 25, 2006 and March 26, 2005, respectively, which represented 5.5% and 5.9% of net revenue, respectively. The decrease in non-GAAP selling, general, and administrative expenses for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 is due to the factors discussed above.

The following table reconciles the Company's selling, general, and administrative expenses determined in accordance with GAAP to non-GAAP selling, general, and administrative expenses, which exclude the effect of all stock-based compensation costs from stock options, restricted stock units and awards under the Company's Employee Stock Purchase Plan, for the three and nine months ended March 25, 2006 and March 26, 2005.

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
(Amounts in thousands, except percentages)	Mar. 25, 2006	Mar. 26, 2005	Mar. 25, 2006	Mar. 26, 2005
Selling, general, and administrative expenses, as reported	$ 33,036	$ 24,713	$ 92,954	$ 75,099
Selling, general, and administrative expenses, as a percentage of net revenues	6.9%	6.2%	6.9%	5.9%
Stock-based compensation	(7,504)	-	(19,279)	-
Non-GAAP selling, general, and administrative expenses	$ 25,532	$ 24,713	$ 73,675	$ 75,099
Non-GAAP selling, general, and administrative expenses as a percentage of net revenues	5.3%	6.2%	5.5%	5.9%

SFAS 123(R) requires the Company to estimate the cost of all forms of stock-based compensation, including stock options, restricted stock units and awards under our ESP Plan, and to record a commensurate expense (which is subjective in nature) in the income statement. The Company is showing non-GAAP selling, general, and administrative expenses, which exclude all stock-based compensation expense. This non-GAAP presentation is given in part to enhance the understanding of the Company's historical financial performance and comparability between other companies in light of recent changes in accounting standards. In addition, the Company strongly believes that the non-GAAP presentation to exclude stock-based compensation is relevant and useful information that is widely used by analysts, investors, and other interested parties in the semiconductor industry. Many of the Company's investors have requested that the Company disclose this non-GAAP information because they have informed us that they believe it is useful in understanding the Company's performance. Accordingly, the Company is disclosing this information to permit additional analysis of the Company's performance. Management uses this non-GAAP measure to manage and assess the profitability of its business and does not consider stock-based compensation expense, a non-cash charge, in the management of its operations. The Company's measure of non-GAAP selling, general, and administrative expenses might not be the same as similarly titled measures used by other companies, and it should not be construed as a substitute for selling, general, and administrative expenses. There are limitations associated with using non-GAAP measures, including that they exclude financial information that some may consider important in evaluating the Company's performance.

Interest Income and Other, Net

Interest income and other, net was $10.4 million and $32.6 million for the three and nine months ended March 25, 2006, compared to $7.5 million and $19.4 million for the three and nine months ended March 26, 2005, respectively. This increase was mainly due to higher average interest rates.

Income Taxes

The effective income tax rate for the three and nine months ended March 25, 2006 and March 26, 2005 was 32.7% and 33.2%, respectively. The decrease in the effective tax rate was primarily due to the new domestic production activities deduction that was enacted as part of the American Jobs Creation Act of 2004 and benefited the Company for the first time in fiscal 2006.  This benefit was partially offset by the phase out of the extraterritorial income exclusion that was also enacted as part of the American Jobs Creation Act of 2004. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

The Company's net deferred tax asset at March 25, 2006 was $21.5 million. Realization of this net deferred tax asset is dependent primarily upon achieving future U.S. taxable income of $59 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2005. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Stock-Based Compensation

Effective June 26, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment"("SFAS 123(R)").  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period.

Free Cash Flow

Free cash flow is a non-GAAP measure that represents cash that the Company generates after making capital expenditures. Free cash flow is used by management to make fundamental decisions with regard to the operation of the Company's business, including working capital requirements, share repurchases and dividend payments. In addition, free cash flow is used by management to evaluate and assess the Company's operating results and for budget and planning purposes. The Company believes that free cash flow is relevant and useful information that is widely used by analysts, investors, and other interested parties in the semiconductor industry to measure financial performance. Accordingly, the Company is disclosing this information to permit a comprehensive and objective analysis of the Company's operating performance, to provide an additional measure of performance and liquidity, and to provide additional information with respect to the Company's ability to make future share repurchases and dividend payments and to meet future working capital requirements.

The following table reconciles free cash flow to net income, and depicts the Company's free cash flow for the three and nine months ended March 25, 2006 and March 26, 2005, respectively.

RECONCILIATION OF FREE CASH FLOW TO NET INCOME

	Three months ended (unaudited)		Nine months ended (unaudited)
(Amounts in millions)	Mar. 25, 2006	Mar. 26, 2005	Mar. 25, 2006	Mar. 26, 2005

Net income, as reported	$120.3	$125.5	$338.2	$414.7
Add adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	42.1	---	124.4	---
Depreciation, amortization, and other	21.5	19.3	62.9	57.1
Tax benefit related to stock plans	5.7	29.4	14.0	87.3
Accounts receivable	(38.9)	(12.7)	(67.6)	4.8
Inventories	(6.7)	(12.9)	(25.4)	(41.7)
Accounts payable	(20.0)	(11.6)	0.8	(43.7)
Income taxes payable	(8.9)	(7.2)	10.6	(3.2)
Other assets and liabilities	3.2	40.4	(27.3)	56.2
Total of adjustments	(2.0)	44.7	92.4	116.8
Cash generated by operating activities, as reported	118.3	170.2	430.6	531.5
Adjustments:
Capital expenditures	(38.4)	(13.8)	(95.6)	(111.6)
Additional tax benefit related to stock plans	8.6	---	29.9	---
Free cash flow	$88.5	$156.4	$364.9	$419.9

Free cash flow should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, both of which are determined in accordance with GAAP. Free cash flow excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, some of the limitations associated with the use of free cash flow are that it is not a term defined by GAAP, and the Company's measure of free cash flow might not be comparable to similarly titled measures used by other companies. In addition, the Company's measure of free cash flow omits certain actual cash payments, such as dividends paid, cash used for share repurchases and cash generated from employee stock option exercises. Management compensates for these limitations by considering net income derived in accordance with GAAP.

BOOKINGS AND BACKLOG

Third quarter bookings were approximately $537 million, a 6% increase from the second quarter's level of $506 million. Turns orders received in the quarter were $245 million, a 7% increase from the $230 million received in the second quarter of fiscal year 2006 (turns orders are customer orders that are for delivery within the same quarter and may result in revenue within the same quarter if the Company has available inventory that matches those orders). Bookings increased in the U.S. and Europe, decreased slightly in the PacRim and were unchanged in Japan.

Third quarter ending backlog shippable within the next 12 months was approximately $401 million, including approximately $346 million requested for shipment in the fourth quarter of fiscal year 2006. The Company's second quarter ending backlog shippable within the next 12 months was approximately $370 million, including approximately $329 million that was requested for shipment in the third quarter of fiscal year 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for the nine months ended March 25, 2006 were net cash generated from operating activities of $430.6 million and proceeds of $125.7 million from the exercises of stock options and purchases of common stock under our ESP Plan totaling 6.3 million shares.

Another source of cash from the Company's stock option programs is the excess tax deductions that arise from exercise of options. These tax benefits amounted to $29.9 million in the nine months ended March 25, 2006.

The principal uses of funds were the repurchase of 13.2 million shares of the Company's common stock for $503.7 million, the payment of $112.8 million for dividends, the income tax payments of $134.2 million and the purchase of $95.6 million in property, plant and equipment. As of March 25, 2006, the Company's available funds consisted of $1,336.1 million in cash, cash equivalents, and short-term investments. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, common stock repurchases, and dividend payments for the next twelve months.

The Company is subject to legal proceedings and claims that arise in the normal course of business. See Note 10 "Contingencies" of the Notes to Condensed Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of March 25, 2006, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2005.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 is properly and timely recorded, processed, summarized and reported. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 25, 2006 to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 25, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEMS 1, 3, 4 AND 5 OF PART II HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the third quarter of fiscal year 2006.

	Issuer Repurchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Dec. 25, 2005 - Jan. 21, 2006	986,077	$39.63	986,077	11,413,091
Jan. 22, 2006 - Feb. 18, 2006	1,105,538	$41.67	1,105,538	10,307,553
Feb. 19, 2006 - Mar. 25, 2006	67,258	$38.94	67,258	10,240,295
Total for the Quarter	2,158,873	$40.65	2,158,873	10,240,295

From fiscal year 2002 through 2005, the Board of Directors authorized the Company to repurchase up to 40 million shares of the Company's common stock from time to time at the discretion of the Company's management. In November 2005, the Board of Directors authorized the Company to repurchase up to 13.5 million additional shares of the Company's common stock from time to time at the discretion of the Company's management. All shares repurchased during the third quarter of fiscal year 2006 were pursuant to the Company's share repurchase programs described above, which have no expiration date. During the third quarter of fiscal year 2006, the Company purchased 2.2 million shares for $87.8 million. As of March 25, 2006, approximately 10.2 million shares remained available under the repurchase authorization. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, general market and business conditions, and other factors.

ITEM 6: EXHIBITS

(a) Exhibits

3.1    Restated Certificate of Incorporation of the Company (1)

3.3    Amendments to Restated Certificate of Incorporation of the Company (2)

3.4    Amended and Restated Bylaws of the Company (3)

4.1    Reference is made to Exhibits 3.1, 3.3 and 3.4

31.1    Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________

(1) Incorporated by reference to exhibit 3.1 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2) Incorporated by reference to exhibit number 3.3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, to exhibit 3.3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, to exhibit number 3.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to exhibit number 3.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3) Incorporated by reference to exhibit 3.4 in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2006	MAXIM INTEGRATED PRODUCTS, INC.
(Date)	(Registrant)

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

31.1

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).      PDF files as a courtesy

31.2

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).      PDF files as a courtesy

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). PDF files as a courtesy

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). PDF files as a courtesy

(1)	Incorporated by reference to exhibit 3.1 in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(2)

Incorporated by reference to exhibit number in 3.3 in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, to exhibit 3.3 in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, to exhibit number 3.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to exhibit number 3.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to exhibit 3.4 in the Company's Annual Report on Form 10-K for the year ended June 29, 2002.