Form 10-K
period 2006-06-24
MAXIM INTEGRATED PRODUCTS INC
filed 2008-09-30
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 24, 2006

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

Securities registered pursuant to Section 12(g) of the Act: None1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐.    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐.    No  ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in

Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 29, 2007 as reported on the Pink OTC Markets was approximately $4,222,933,000. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of September 1, 2008: 320,553,460

Documents Incorporated By Reference:

None.

[1]

The Company’s common stock, par value $0.001 per share, was suspended from trading on NASDAQ effective as of October 2, 2007. On October 17, 2007, NASDAQ filed a Form 25 to effect the delisting of the Company’s common stock from NASDAQ. Currently, the Company’s common stock is traded on the Pink OTC Market under the symbol “MXIM.PK.”

MAXIM INTEGRATED PRODUCTS, INC.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item 1A – Risk Factors and the business outlook section in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, manufacturing plans, and pending litigation, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “forecast,” “believe,” “could,” “intend,” “will,” “plan,” “seek,” “project,” and variations of such words and similar words or expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this 2006 Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so, except as required by federal securities laws.

EXPLANATORY NOTE REGARDING RESTATEMENT

In this comprehensive Annual Report on Form 10-K for our fiscal year ended June 24, 2006, we have restated the following previously filed financial statements, financial data and related disclosures as a result of errors identified in connection with an independent stock option review initiated by the Company’s Board of Directors and management’s subsequent review:

•	Our consolidated financial statements as of and for our fiscal year ended June 25, 2005 and for our fiscal year ended June 26, 2004;

•	Our selected consolidated financial data as of and for our fiscal years ended June 25, 2005, June 26, 2004, June 28, 2003 and June 29, 2002; and

•	Our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended June 25, 2005 and June 26, 2004.

•

In addition, our unaudited quarterly consolidated financial information for the first three quarters of fiscal year 2006 through March 25, 2006 and for all quarters in our fiscal year ended June 25, 2005, the related management’s discussion and analysis of financial condition and results of operations for these periods, and disclosures under Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which we adopted beginning in fiscal year 2006, and pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), are being restated.

Except as described above and as amended through this Annual Report on Form 10-K, we have not amended and do not intend to amend any of our previously filed annual reports on Form 10-K or previously filed quarterly reports on Form 10-Q or Form 10-Q/A. Previously filed financial statements for our fiscal years ended in 1997 through 2005, the interim periods contained therein and previously filed financial statements for the interim periods through March 25, 2006, and all earnings and other press releases and similar communications containing our financial information for these periods, as well as the Company’s earnings releases dated August 4, 2006 and November 1, 2006 should no longer be relied upon. Our fiscal years 1997 through 2005 and the first three quarters of fiscal year 2006 through March 25, 2006 are referred to below as the “Restatement Period.”

Management has determined that the Company had material weaknesses in our internal control over financial reporting as of June 24, 2006. The material weaknesses relate to not maintaining an effective control environment and, separately, not maintaining effective controls over our stock option practices and the related accounting for stock option transactions, and are described in more detail in Item 9A of this Annual Report. The Company has subsequently implemented several measures in order to remediate these material weaknesses.

We have also updated the disclosures in Part I and Part II, Item 5 of this report to reflect events occurring as of a most recent practicable date. Significant events occurring through the date of this filing are described in Note 16, “Subsequent Events,” which are included in the Notes to the Consolidated Financial Statements.

Overview of Restatement

In our previously filed financial statements for periods before June 26, 2005, we accounted for stock-based compensation in accordance with the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, a company was not required to recognize compensation expense for stock options issued to employees if the exercise price of the stock options was at least equal to the quoted market price of the company’s common stock on the measurement date. APB 25 defined the measurement date as the first date on which both the number of shares an individual employee was entitled to receive and the option or purchase price, if any, were finally determined, also referred to as “finality”. As of June 26, 2005, we adopted SFAS 123(R), using the modified prospective transition method, to account for stock-based compensation. Under this method, prior period financial statements are not restated to reflect the retroactive application of SFAS 123(R). However, for the unvested portion of the previously issued awards that were outstanding as of the adoption date, the Company records compensation costs as measured under the fair value principles of SFAS 123(R) as the requisite services are rendered.

As a result of the independent review of our stock option practices initiated by the Board of Directors and management’s review of our stock option grants made during the period between July 1, 1994 and June 24, 2006 (the “Review Period”), we determined that the recorded grant dates for most of the grants made during the Review Period cannot be supported as the proper measurement dates. The stock option accounting errors corrected in the restatement were primarily caused by inadequate procedures and controls for stock option granting activity. In addition, we concluded that exercise prices were often determined with hindsight and the recorded grant date preceded the completion of the grant approval process.

Adjustment of Stock-Based Compensation Expense

The exercise price for a majority of the shares underlying the stock options with revised measurement dates was below the market price of the shares on the revised measurement date. Therefore, for those grants prior to the adoption of SFAS 123(R) in fiscal 2006, there should have been a non-cash charge for each such option grant under APB 25 equal to the number of shares underlying such option multiplied by the excess of the market price over the exercise price on the revised measurement date. Such expense should generally have been amortized over the service period of the option. As a result, we have recorded in this Annual Report on Form 10-K additional pre-tax stock-based compensation expense, net of forfeitures, of $515.4 million for the fiscal years 1997 through 2005 (“Restated Annual Periods”) under APB 25 and its related interpretations arising from revised measurement dates. In addition to the adjustment resulting from the measurement date revisions, we separately recorded additional pre-tax stock based compensation expense for such years of $204.6 million to properly account for modifications to options terms and for the granting of options to non-employees. Included in the additional pre-tax stock-based compensation expense amounts noted above is $8.0 million which has been capitalized into inventory as of June 25, 2005. Such capitalized cost was subsequently reflected in cost of goods sold as the related inventory was sold. After related payroll tax, penalties, interest and withholding tax adjustments of $29.2 million, the restatement resulted in total pre-tax adjustments of $741.2 million related to stock-based compensation for the fiscal years 1997 through 2005.

Other Adjustments

The Company has made certain non-stock option related pre-tax adjustments totaling $23.0 million for the Restated Annual Periods. Certain of these adjustments were previously considered immaterial and related to accruals, reserves and allowances and the amortization of manufacturing variances.

Summary of Adjustments to Restated Annual Periods

The following table summarizes the restated stock-based compensation and other adjustments to the previously reported financial statements (in thousands):

Fiscal Year	Pre-tax Adjustments to Stock-Based Compensation	Income Tax Benefit of Stock-Based Compensation Adjustments	Total Decrease to Net Income due to Stock- Based Compensation Adjustments	Payroll, Withholding and Related Adjustments	Other Adjustments	Income Tax Expense (Benefit) of All Other Adjustments	Total Decrease to Net Income
1997	$29,979	$(10,905)	$19,074	$505	$1,965	$(909)	$20,635
1998	34,559	(12,420)	22,139	1,011	1,741	(1,383)	23,508
1999	32,171	(11,586)	20,585	1,777	(8,801)	2,580	16,141
2000	72,302	(27,613)	44,689	7,666	(4,465)	(1,156)	46,734
2001	84,316	(31,844)	52,472	6,608	(3,663)	(3,266)	52,151
2002	91,145	(32,900)	58,245	5,671	6,086	614	70,616
2003	127,366	(43,596)	83,770	180	(14,993)	3,960	72,917
2004	153,530	(54,829)	98,701	(132)	26,854	(11,281)	114,142
2005	86,628	(27,947)	58,681	5,943	18,233	(4,297)	78,560

Total - All Periods	$711,996	$(253,640)	$458,356	$29,229	$22,957	$(15,138)	$495,404

Management also reviewed certain stock options granted and other non-stock option related transactions prior to fiscal year 1997 and identified certain transactions that required adjustments. The pre-tax and after tax amounts, totaling $4.3 million and $(1.3) million, respectively, were deemed immaterial in total and in any individual year and are reflected net of income taxes as an opening balance sheet adjustment to retained earnings as of the beginning of fiscal year 1997. See Note 2 of the Notes to Consolidated Financial Statements for additional information related to the restatement of our previously filed financial statements.

PART I

ITEM 1.	BUSINESS

Maxim Integrated Products, Inc. (“Maxim” or “the Company” and also referred to as “we,” “our” or “us”) designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. We also provide a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, numerous product variations and, with respect to many circuit types, relatively long product life cycles. Our objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality and performance standards demanded by customers.

We are a Delaware corporation that was originally incorporated in California in 1983. We are headquartered in Sunnyvale, California. The mailing address for our headquarters is 120 San Gabriel Drive, Sunnyvale, California 94086, and our telephone number is (408) 737-7600. Additional information about us is available on our website at www.maxim-ic.com.

We make available through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Maxim Integrated Products, Inc., 120 San Gabriel Drive, Sunnyvale, California 94086.

The Mixed Signal Analog Integrated Circuit Market

All electronic signals generally fall into one of two categories, linear or digital. Linear (or analog) signals represent real world phenomena, such as temperature, pressure, sound, or speed, and are continuously variable over a wide range of values. Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off.

Three general classes of semiconductor products arise from this partitioning of signals into linear or digital:

•	Digital devices, such as memories and microprocessors that operate primarily in the digital domain;

•	Linear devices such as amplifiers, references, analog multiplexers and switches that operate primarily in the analog domain; and

•	Mixed-signal devices such as data converter devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds.

Our strategy has been to target both the linear and mixed-signal markets, often collectively referred to as the analog market. In addition, some of our products are exclusively or principally digital. While our focus continues to be on the linear and mixed signal market, our capabilities in the digital domain enable development of new mixed signal and other products with very sophisticated digital characteristics. Risks associated with pursuing this strategy are discussed in Item 1A – Risk Factors.

Our linear and mixed signal products serve four major end-markets. These major end-markets and their primary markets segments are noted in the table below:

MAJOR END-MARKET	MARKET SEGMENT

INDUSTRIAL	Automatic Test Equipment (“ATE”)
Automotive
Financial Terminals
Industrial Control
Instrumentation
Military
Medical
Other Industrial

COMMUNICATIONS	Base Stations
Networking/ Data Communications
Telecommunications
Other Communications

CONSUMER	Cell Phones
Digital Cameras
GPS
Handhelds & Media Players
Home Entertainment
Set-top Boxes
Other Consumer

COMPUTING	Notebook & Desktop Computers
Peripherals
Servers & Workstations
Storage
Other Computing

Product Quality

We employ a system addressing quality and reliability of our products from initial design through wafer fabrication, assembly, testing and final shipment. We have received ISO 9001/2, TS 16949 and ISO 14001 certifications for all wafer fabrication, assembly, final test and shipping facilities.

Product quality is determined by conformance to predetermined specifications. Specifications are either tested during manufacturing or assured by design. Predetermined specifications assured by design are reliant on the stability of the semiconductor manufacturing processes, the amount of process margin and the completeness of product characterization. Specifications tested during manufacturing are dependent on the integrity of the manufacturing test operation, which includes factors such as test software, stability and repeatability of test systems, test set up issues, human error and other factors and variables.

Reliability testing is done during wafer process development, process release, package development, product release stages and limited ongoing reliability monitors to serve as a control of process consistency. Long term thermal, mechanical and environmental testing is performed on a sampling of products in an effort to detect and accelerate the presence of defects that may arise over the life of a product’s use to ensure the reliability of the product. The Company performs infant mortality studies on a limited number of our products. We believe that the above testing regime meets industry standards.

Manufacturing

We primarily manufacture our own wafers and, to a lesser extent, utilize third-party silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at our facilities. The broad range of products demanded by the mixed signal analog integrated circuit market requires multiple manufacturing process technologies. Many different process technologies are currently used for wafer fabrication of our products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits, although newer processes do utilize and require these state-of-the-art facilities and equipment. In addition, hybrid and module products are manufactured using a complex multi-chip technology featuring thin-film, thick-film, laser-trimmed resistors and other active or passive components. For the majority of these technologies, we rely on our own fabrication facilities and, to a lesser extent, unaffiliated manufacturing subcontractors.

During fiscal years 2008, 2007 and 2006, most of our wafer production requirements occurred at one of our four owned wafer fabrication facilities consisting of the following:

Facility Location	Fiscal Year Acquired
Beaverton, Oregon	1994
San Jose, California	1998
Dallas, Texas	2001
San Antonio, Texas	2004

In fiscal year 2007, we entered into a five-year supply agreement with Seiko Epson Corporation (“Epson”) under which Epson will manufacture some of our mixed signal semiconductor products. These products will be manufactured by Epson under non-exclusive rights and licenses using our proprietary technology at Epson’s fabrication facility located in Sakata, Japan. Together with Epson, we will cross-license key mixed-signal process technologies which will be deployed at Epson’s Sakata, Japan facility. Additionally in fiscal year 2007, we acquired land and a building located on 39 acres in Irving, Texas for $38.8 million for future wafer manufacturing capacity requirements.

We have a wafer bump manufacturing facility located in Dallas, Texas. We use this facility to manufacture products that utilize chip scale packaging (“CSP”) or wafer level packaging (“WLP”). CSP or WLP (collectively referred to as “CSP”) enables integrated circuits to be attached directly to a printed circuit board without the use of a traditional plastic package. In addition, we utilize independent subcontractors to perform wafer bump manufacturing to the extent we do not have the internal capacity or capabilities to perform such services.

Once wafer manufacturing has been completed, wafers are generally sorted in order to determine which integrated circuits on each wafer are functional and which are defective. We currently perform wafer sort, final test and shipping activities at two facilities located in Cavite, the Philippines, and Chonburi Province, Thailand. Our finished products ship directly from either Cavite, the Philippines or Chonburi Province, Thailand to customers worldwide or to other Company locations for sale to end customers or distributors.

As is customary in the industry, traditional integrated circuit assembly is performed by foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, China, Taiwan, Singapore, South Korea and Japan, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

After assembly has been completed, the majority of the assembled product is shipped back to our manufacturing facilities located in Cavite, the Philippines or Chonburi Province, Thailand where the packaged integrated circuits undergo final testing and preparation for customer shipment.

During fiscal year 2007, we completed construction of a module assembly facility in Batangas, the Philippines, on the land we had purchased in fiscal year 2006. We also commenced transition activities of the assembly of certain modules from our subcontractor to this new assembly facility. We completed exit activities and discontinued using the subcontractor during fiscal year 2008. All Company-owned equipment and materials have been transferred back to us by the subcontractor.

Sales and Marketing

We market our products worldwide through a direct-sales and applications organization and through our own and other unaffiliated distribution channels to a broad range of customers in diverse industries. Our products typically require a sophisticated technical sales effort. Our sales organization is divided into domestic and international regions. Distributors and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements.

Certain distributors have agreements with us which allow for price protection on certain inventory if we lower the price of our products. Certain distributor agreements also generally permit distributors to exchange a portion of certain purchases on a periodic basis. As is customary in the semiconductor industry, our distributors may market products which compete with our products.

Sales to certain international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. The agreements generally permit distributors to exchange a portion of their purchases on a periodic basis. See “Critical Accounting Policies” in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding our revenue recognition policy.

In fiscal year 2008, we selected one of our distributors, Avnet, Inc., as our primary global distributor and ended our distribution arrangements with Arrow Electronics.

We operate in one reportable segment – the design, development, marketing and manufacturing of a broad range of linear and mixed signal integrated circuits. No single customer accounted for more than 10% of net revenues in fiscal years 2006, 2005 and 2004. Based on customers’ ship-to location, international sales accounted for approximately 78%, 74% and 73% of net revenues in fiscal years 2006, 2005 and 2004, respectively. See Note 13, “Segment Information” in the Notes to Consolidated Financial Statements.

Backlog

At June 28, 2008 and June 30, 2007, our backlog was approximately $370 million and $412 million, respectively. At June 24, 2006 and June 25, 2005, our backlog was approximately $429 million and $313 million, respectively. We include in our backlog customer-released orders with firm schedules for shipment within the next 12 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog at any time should not be used as a measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

Research and Development

We believe that research and development is critical to our future success. Objectives for the research and development function include product definition, design and layout of innovative proprietary products that meet customer needs consistent with their market timing; development of second-source products; design of parts for high yield and reliability; test development; and development of manufacturing processes and advanced packaging to support an expanding product line and customer requirements and development of hardware and software to support the acceptance and design-in of our products in the end customer’s system.

Our research and development plans require engineering talent and tools for process technologies, test development, packaging development, product definition, business management, Electronic Design Automation (“EDA”), circuit design, software development and application support. Research and development expenses were approximately $514.1 million, $380.4 million and $402.7 million in fiscal years 2006, 2005 and 2004, respectively.

Competition

The mixed signal analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some portion of our business.

We believe the principal elements of competition include:

•	technical innovation, service and support;

•	time to market;

•	product performance and features;

•	quality and reliability;

•	product pricing and delivery capabilities;

•	customized design and applications;

•	business relationship with customers; and

•	manufacturing competence and inventory management.

Our principal competitors include, but are not limited to, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, National Semiconductor Corporation and Texas Instruments Inc. In addition, we expect increased competition in the future from other emerging and established companies.

Patents, Licenses, and Other Intellectual Property Rights

We rely upon both know-how and patents to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that the confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect our interests. Our products interface with other products, which may require us to obtain licenses that we do not have.

We hold and pursue intellectual property, including patents, trademarks and trade secrets as appropriate for our markets and technologies. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984. We hold a number of patents worldwide with expiration dates ranging from 2008 to 2026.

There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions.

Employees

At June 28, 2008, we had 9,810 employees. At June 30, 2007 and June 24, 2006, we had 10,136 and 9,096 employees, respectively.

Environmental Regulations

To date, our compliance with foreign, federal, state and local laws and regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future statutes and regulations governing the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous materials used in our manufacturing processes.

Executive Officers

For information regarding our current executive officers, please see Part III, Item 10 of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider and evaluate the risk factors described below and those noted in Item 1—Business of this Annual Report on Form 10-K, together with all of the other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business, financial condition and operating results. If any of these risks occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline. This Annual Report on Form 10-K contains “forward-looking” statements that involve risks and uncertainties.

Risks Related to the Investigation of our Historical Stock Option Practices and the Resulting Restatement of our Prior Financial Statements

As discussed in the “Explanatory Note” to this Form 10-K and our Management Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of Part II, our review of our stock option grant practices resulted in the restatement of certain of our past financial statements, as contained herein. In connection with our past stock option grant practices, we have been subjected to a number of ongoing shareholder lawsuits, unable to file periodic reports to the SEC on a timely basis, and delisted from the NASDAQ Global Select Market (formerly the

NASDAQ National Market). We have also been subject to an informal inquiry by the SEC, subject to an investigation by the U.S. Attorney for the Northern District of California (the “U.S. Attorney”), subject to an ongoing audit by the Internal Revenue Service, and required to suspend the issuance of shares upon the exercise of all of our outstanding stock options and restricted stock units (“RSUs”) and purchases under our employee stock purchase program inasmuch as our Form S-8 registration statements for our equity plans are not effective because of our delinquent SEC periodic reporting. The informal SEC investigation has subsequently been settled without any admission of wrongdoing on the part of the Company and without any assessment of penalties and the U.S Attorney subsequently informed us that its office does not intend to pursue any further investigation or action against the Company concerning our option grant practices. As a result of these events, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) the commencement of additional regulatory or governmental investigations relating to our restatement or option grant practices, (ii) private litigation relating to our restatement or option grant practices, including the pending or new stockholder litigation or possible litigation by option holders, (iii) currently unanticipated issues with respect to our restatement or our ability to become current in our periodic SEC reports that could materially delay our ability to permit the exercise of outstanding options and RSUs and to achieve relisting on NASDAQ or another national securities exchange, which would likely have a material adverse effect on the liquidity of our common stock and our ability to recruit and retain employees; (iv) additional significant costs in effectuating on-going or additional remedial actions or in dealing with any further litigation or unanticipated problems in attaining relisting of our shares on NASDAQ or another national securities exchange and (v) diversion of the time and attention of members of our management and our board of directors from the management of our business.

Dependence on New Products, Packages and Process Technologies

Our future success will continue to depend on our ability to introduce new products and to develop new packages and process technologies. Semiconductor design and package and process technologies are subject to rapid technological change, requiring a high level of expenditures for time consuming research and development. Design and package and process development for the portions of the semiconductor market in which we participate are particularly challenging. The success of new product introductions is dependent on several factors, including proper product features, timely product introduction, achievement of acceptable production test times and yields. From time to time, we have not fully achieved our new product introduction and process development goals. There can be no assurance that we will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive sufficient market acceptance. It is difficult to predict a schedule for a new product. If a product is not developed on time or does not meet a customer’s specifications, the development can be a complete failure. Additionally, we do not always have the necessary development tools, the number of engineers, product definers or business managers, skill sets or experience required in these areas, which may result in our not meeting our research and development goals. Development tools sometimes require licensing and sometimes become obsolete, which can contribute to higher research and development expenses.

Dependence on New Markets and Consumer Demand

Our growth is dependent on our continued ability to defend our existing market and penetrate new markets. We have limited experience in new markets and competition is intense. Innovation, by its nature, is dependent on applying good judgment to predict future technology trends, often based on little existing data about those new markets. There can be no assurance that the markets we serve will grow (for example, older markets do saturate and decline); that our existing and new products will meet the requirements of such markets; that our products will achieve customer acceptance in such markets; that competitors will not drive prices to an unacceptably low level or take market share from us; or that we can achieve or maintain profitability in these markets. Additionally, we have increased the emphasis on highly-integrated products in our product development plans. Such products are more vulnerable to time-to-market demands, proper new product definitions with the right set of functionalities, development execution delays and gross margin pressure. Delays in product development can significantly reduce return on investment and adversely affect our growth. In addition, highly integrated product lives are generally shorter. Shorter product lives can result in excess inventory which we would have to write down. Such write downs may materially adversely impact our results of operations.

Furthermore, changes in demand in the market could have a negative impact on certain of our products. Such change in demand and resulting restructuring of or changes in our business could lead to the closure or consolidation of facilities. This may result in additional costs which could materially adversely affect our results of operations.

Industry Standard Risks

Many of our products are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards or requirements, we could miss opportunities to achieve crucial design wins which in turn could have a material adverse effect on our business, operating and financial results.

Manufacturing Risks

The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage, or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. We have from time to time experienced reliability problems and lower-than-expected production yields, which have delayed product shipments and adversely affected gross margins. There can be no assurance that we will not experience a decrease in manufacturing yields or reliability or quality problems that could expose us to liability, product returns and product warranty claims. Further, the number of shippable dice per wafer for a given product is critical to our results of operations. To the extent we do not achieve acceptable manufacturing yields or experience delays in wafer fabrication, wafer sort, assembly or final test operations, our results of operations could be adversely affected. During periods of decreased demand, fixed wafer fabrication costs could have an adverse effect on the Company’s financial condition, gross margins, and results of operations.

The relatively lengthy manufacturing cycle could result in inventory imbalances. A product or inventory shortage could adversely affect our customer relations, while any excess inventory may ultimately become unsalable. The occurrence of either of such events may adversely affect our financial condition.

We manufacture most of our wafer production requirements internally. Given the nature of our products, it would be very difficult and costly to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize one of our manufacturing facilities as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.

In addition, some of our current manufacturing and test equipment may become excess or obsolete over time due to changes in manufacturing or test processes, technology changes, or changes in demand for our products. Should this occur, we would be required to write down such equipment to its salvage value which could materially adversely affect our results of operations.

Competition

We experience intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than us while others have greater technical resources and proprietary intellectual property rights than us. Our ability to compete successfully depends on factors both within and outside our control. We may be excluded from our customers’ product designs because we cannot provide a complete chip set as required by the customer. There can be no assurance that competitive factors will not adversely affect our future business. To the extent that our proprietary products become more successful, competitors will offer second source products or functionally equivalent products for some of those products, which could erode our profit margins. Competitors may develop or acquire intellectual property that can control certain portions of the semiconductor market in which we compete. Our competitors could use this intellectual property to design products that compete more favorably with our products in terms of performance and pricing. Competitors could also use this intellectual property to design products that can be bundled with other products offered by the competitor and thus exclude us from competing on additional products or in other semiconductor markets. Additionally, the development or acquisition by competitors of intellectual property could prevent us from using such intellectual property in the product development process or could cause delays in such development. Certain of our product offerings are an attractive target for smaller competitors with lower gross and operating margin percentage levels than ours. These companies often target our product offerings with direct or functionally-equivalent second-sources and attempt to take market share at gross and operating margin percentage levels that are improvements to their financial performance but which would be detrimental to our objectives.

Dependence on Independent Distributors and Sales Representatives

A portion of our sales is realized through independent electronics distributors that are not under our control. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. We generally require foreign distributors to provide a letter of credit to us in an amount equal to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. In limited instances, where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor’s initiative, could be disruptive to our current business. As previously noted, in fiscal year 2008, we selected one of our distributors, Avnet, Inc., as our primary global distributor and ended our distribution arrangements with Arrow Electronics. Should we not successfully transition end customers currently purchasing product from Arrow Electronics to purchasing product from Avnet or other Company franchised distributors, such customers might begin purchasing our competitor’s products. This, along with the inability to find a suitable replacement should a significant distributor or representative terminate their distributor arrangement with us, could have a material adverse impact on our operating results. Additionally, should the intended benefits from selecting Avnet as our primary global distributor not materialize, our results of operations could be adversely affected.

Dependence on Independent Foundries, Subcontractors, Thailand and Philippines Test and Shipping Facilities

We have an internal capability to fabricate most of our wafers and we remain dependent on outside silicon foundries for a portion of our wafer fabrication. None of the independent foundries currently used by us is affiliated with us. As is typical in the semiconductor industry, from time to time, we have experienced disruptions in the supply of processed wafers from these foundries due to quality problems, unsatisfactory electrical yields, capacity limitations and process obsolescence. Procurement from foundries is done by purchase order and contracts. Should our orders for purchases of integrated circuits manufactured by these silicon foundries not reflect our customers’ ultimate demand for related products, we could have either excess inventory or insufficient inventory to satisfy demand. Excess inventory would result in an inventory write off that could materially adversely affect our results of operations. Too little inventory would prevent us from meeting customer demand and could potentially damage customer relationships and future revenue growth from these customers.

We rely on assembly subcontractors located in the Philippines, Malaysia, Thailand, China, Singapore, Taiwan and South Korea to separate wafers into individual integrated circuits and to package them. None of the assembly subcontractors we currently use is affiliated with us. Reliability problems experienced by our assemblers or the inability to replace an assembly subcontractor could cause serious problems in delivery and quality resulting in potential product liability to us. Such problems could impair our ability to meet our revenue plan in the fiscal period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations.

We perform substantially all of our final testing at our facilities in the Philippines and Thailand. Any prolonged inability to utilize one of our testing facilities as a result of fire, natural disaster, political instability, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.

In fiscal year 2009, we plan to reduce our wafer sort, final test, and shipping operations in all of our domestic-based facilities in order to reduce manufacturing costs. This production will be transferred to our manufacturing facilities located in Cavite, the Philippines or Chonburi Province, Thailand. Products currently produced at our domestic facilities have a high technical content and are more difficult to manufacture than the products currently tested in our offshore facilities. Failure to successfully transfer manufacturing of these products to our offshore facilities may result in reduced yields and unsatisfactory quality. Failure to successfully transfer this manufacturing to our offshore facilities may adversely affect our ability to supply products to our customers which could materially adversely impact our results of operations.

As previously noted, the majority of our finished products currently ship directly from Cavite, the Philippines or Chonburi Province, Thailand to our customers worldwide or to other Maxim locations for sale to end customers or distributors. Should there be disruption for any reason to either of our shipping operations in Cavite, the Philippines or Chonburi Province, Thailand, we might not be able to meet our revenue plan in the fiscal period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations.

We currently expect that in fiscal year 2009 we will need to add additional sort and final test capacity to meet customer demand. In the past, we have generally met increased sort and final test capacity requirements by constructing additional manufacturing space; however, in fiscal year 2009, we also anticipate to enter into outsourcing agreements with major assembly and test subcontractors in Asia. Failure to expand manufacturing space or negotiate an acceptable contract with a suitable subcontractor could result in increased manufacturing costs. Additionally, such failure may result in insufficient internal manufacturing capacity. Given the complexity of our wafer sort and final test operations, it may be difficult to transfer production to a third party without suffering yield, quality, or delivery problems. Failure of the subcontractor to perform satisfactorily may adversely affect our costs and our ability to supply products to our customers which could materially adversely impact our results of operations.

Any disruptions in our sort, assembly, test or shipping operations or in the operations of our manufacturing subcontractors, including, but not limited to, the inability or unwillingness of any of our these subcontractors to produce adequate supplies of processed wafers, integrated circuit packages or tested product conforming to our quality standards or their inability to provide timely delivery of products or services required by us, could adversely affect the continuity of product supply as well as damage our reputation, relationship and goodwill with affected customers. This, in turn, could have a material adverse effect on our results of operations. Furthermore, finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

Availability and Quality of Materials, Supplies, and Subcontract Services

The semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide over time. As a result of increasing demand from semiconductor, solar and other manufacturers, availability of certain basic materials and supplies, such as raw wafers and silicon on insulator wafers, chemicals, gases, polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and of subcontract services, like epitaxial growth, ion implantation and assembly of integrated circuits into packages, has been limited from time to time over the past several years, and could come into short supply again if overall industry demand exceeds the supply of these materials and services in the future.

We purchase materials and supplies from many suppliers, some of which are sole-sourced. If the availability of these materials and supplies is interrupted, we may not be able to find suitable replacements. In addition, from time to time natural disasters can lead to a shortage of some of the above materials due to disruption of the manufacturer’s production. We devote continuous efforts to maintain availability of all required materials, supplies and subcontract services. However, we do not have long-term agreements providing for all of these materials, supplies and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a material adverse effect on our ability to achieve our planned production.

A number of our products, including nonvolatile Static Random Access Memory products (“SRAMs”), real time clocks, and iButton™ products use components such as memory circuits, batteries, PC boards and crystals that are purchased from third parties. We anticipate that, from time to time, supplies of these components may not be sufficient to meet all customer requested delivery dates for products containing the components. As a result of any such shortages, future sales and earnings from products using these components could be adversely affected. Additionally, significant fluctuations in the purchase price for these components could affect gross margins for the products involved. Suppliers could also discontinue the manufacture of such purchased products or could have quality problems that could affect our ability to meet customer commitments.

Quality problems experienced by suppliers may be impossible to reproduce or detect in a controlled environment, or may not be detected by our quality control procedures. Should undetected quality problems occur, such defects may become part of our finished product ultimately sold to customers. If such defects cause quality control problems in the manufacture of customers’ end-products or cause direct or indirect damages to either our customers or the ultimate end-user, we may be liable for our customers’ increased production costs and both direct and indirect damages caused by the defective product. Such liability could have a material adverse impact on our results of operations and financial condition.

In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or wafer fabrication equipment to a schedule or equipment performance specification that meets our requirements. Delays in delivery of equipment could adversely affect our ability to achieve our manufacturing and revenue plans in the future.

Environmental Regulation

Various foreign and United States federal, state, and local government agencies impose a variety of environmental regulations on the storage, handling, use, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. There can be no assurance, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon us. Any failure by us to not adequately control the storage, handling, use, discharge or disposal of regulated substances could result in fines, suspension of production, alteration of wafer fabrication processes and legal liability, which may materially adversely impact our financial condition, results of operations or liquidity.

Increasing public attention has been focused on the environmental impact of electronic manufacturing operations and waste electronic equipment. While we to date have not experienced any material adverse effects on our business from environmental regulations, there can be no assurance that changes in such regulations will not have a material adverse effect on our financial condition or results of operations. Possible effects include, but are not limited to, making costly changes to manufacturing, waste discharge or disposal processes and purchasing higher cost equipment or materials.

In 2003, the European Union (“EU”) adopted mandatory restrictions on the use of certain hazardous substances including, but not limited to, cadmium, lead and mercury. The deadline to comply with these restrictions was July 1, 2006. Other countries, including those in Asia, have adopted voluntary programs or are considering legislation to restrict or prohibit the use of certain hazardous substances. We also anticipate that more stringent environmental rules and regulations will come in effect in the future. We have transitioned the manufacturing process of most of our products to eliminate the use of these hazardous substances which are currently prohibited. However, some of our products may still contain lead and other prohibited hazardous substances which continue to be sold under certain authorized exemptions. If our products do not meet the EU’s or our customer’s restriction on the use of certain hazardous substances or similar restrictions by other countries which may enact such legislation, it would preclude us from selling products containing these substances to customers in these affected locations, and our customers will find alternate suppliers. This could materially impact our results of operations and financial condition. Additionally, we still maintain products in our inventory which contain these substances based on forecasted demand from certain customers. We periodically write off any quantities of such products that are in excess of forecasted demand. Should we be unable to sell any such products remaining in our inventory to locations or customers which do not have such restrictions or if customers revise purchase orders to reduce order quantities of products containing lead and other hazardous substances, we would have to write such inventory off as obsolete. This could materially adversely impact our results of operations. In addition to the above, should we ship product with restrictions on the use of certain hazardous substances into countries which prohibit such substances, we may be subject to fines from government authorities and damage claims from customers. Such fines and damage claims could materially adversely impact our results of operations.

In addition, should we be required to use additional outside subcontractors, due to any environmental restrictions on certain of our products, there can be no guarantee that we would be able to locate an acceptable vendor or successfully transfer the manufacturing of the products containing hazardous substances once an acceptable vendor were located. Our inability to locate an acceptable vendor or effectively transfer production could have a material adverse effect on our results of operations.

Protection of Proprietary Information and Intellectual Property Indemnification

We rely upon both know-how and patents to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology, reverse engineer our products or that the confidentiality agreements upon which we rely will be adequate to protect our interests. Moreover, the laws of foreign countries generally do not protect proprietary rights to the same extent as the United States, and we may encounter problems in protecting our proprietary rights in those foreign countries. Other companies have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if these patents are found to be valid. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms or at all.

From time to time, we have received, and in the future may receive, notice of claims of infringement by our products on intellectual property rights of third parties. If one or more of our products or processes were determined to infringe on any such intellectual property rights of a third party, a court might enjoin us from further manufacture and/or sale of the affected products. We would then need to obtain a license from the holders of the rights and/or to re-engineer our products or processes in such a way as to avoid the alleged infringement. In the past, it has been common in the semiconductor industry for patent holders to offer licenses on reasonable terms and rates. Although the practice of offering licenses appears to be generally continuing, in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses. In any of those cases, there can be no assurance that we would be able to obtain any necessary license on commercially reasonable terms acceptable to us or at all or that we would be able to re-engineer our products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a material portion of our products, the reduction or elimination of the value of related inventories and the assessment of a substantial monetary award for damages related to past sales, all of which could have a material adverse effect on our results of operations and financial condition.

We provide intellectual property indemnification for certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks and copyrights. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not been required to pay significant amounts for intellectual property indemnification claims. However, there can be no assurance that we will not have significant financial exposure under those intellectual property indemnification obligations.

Enterprise Resource Planning System

We currently expect to implement a new enterprise resource planning (“ERP”) system as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. Any difficulties encountered in the implementation or operation of our new ERP system or any difficulties in the operation of our current ERP system could cause us to fail to meet customer demand for our product or could delay our ability to meet our financial reporting obligations which, in turn, could materially adversely affect our results of operations.

Global Economic and Political Conditions

Our business is increasingly dependent on the global economy. Any global events impacting the world economy or specific regions of the world, such as political instability or terrorist activity, could impact economic activity which, in turn, could lead to a contraction of customer demand or a disruption in our operations. In the past, our assembly contractors in Malaysia, South Korea, Thailand and the Philippines have been impacted by political disorders, labor disruptions, criminal activities and natural disasters. We have been affected by these problems in the past and none has materially affected our results of operations to date. However, similar problems in the future or not-yet-materialized consequences of past problems, could affect deliveries of our product to our customers, possibly resulting in substantially delayed or lost sales and/or increased expenses. The occurrence of political conflicts or economic crises in countries where our sort, assembly, test, shipping operations and manufacturing subcontractors or distribution channels or customers are located could materially adversely affect our financial condition and results of operations.

Natural Disasters

We operate our business in worldwide locations. Our facilities in California, which include our corporate, research and manufacturing facilities, are in close proximity to known earthquake fault zones. In addition, our locations in Southeast Asia are susceptible to damage from earthquakes, tsunamis and other natural disasters. In the event of a natural disaster, we may suffer a disruption in our operations which could adversely affect our results of operations.

Insurance

We are primarily self-insured with respect to most of our risks and exposures. Based on management’s assessment and judgment, we have determined that it is generally more cost effective to self-insure these risks. The risks and exposures we self-insure include, but are not limited to, fire, property and casualty, natural disasters, product defects, political risk, general liability, theft, counterfeits, patent infringement, certain employment practice matters and medical benefits for the vast majority of our domestic (United States) employees. We also maintain insurance contracts with independent insurance companies that provide certain of our employees with health (medical and dental) benefits, worker’s compensation coverage, long-term disability income coverage, life insurance coverage and fiduciary insurance coverage for employee and Company funds invested under the Employee Retirement Income and Security Act. In addition, we maintain officer and director liability coverage and certain property insurance contracts with independent insurance companies. Should there be catastrophic loss from events such as fires, explosions or earthquakes or other natural disasters, among many other risks, or adverse court or similar decisions in any area in which we are self-insured, our financial condition, results of operations and liquidity may be materially adversely affected.

Product Liability

We warrant our products to our customers generally for one year from the date of shipment, but in certain cases for longer periods. Warranty expense to date has been minimal. In certain cases, which are becoming more commonplace, our product warranty may include significant financial responsibility beyond the cost of replacing the product. In the event that significant warranty claims in excess of historical levels are incurred, our results of operations could be materially adversely impacted.

We face an inherent risk of exposure to product liability suits in connection with reliability problems which may be experienced by our customers. Our products are used by varying industries which include the automotive and medical industries. Failure of our products to perform to specifications could lead to substantial damage to both the end product in which our device has been placed and to the user of such end product. If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could have a material adverse effect on our results of operations.

We manufacture and sell products into many global jurisdictions where our efforts to contractually limit liability for certain damages, including consequential, indirect and non-proximately caused damages may not be enforceable or may found by a court to not apply in a particular situation. As we continue to partner with certain customers we may be required to accept increasing exposure for liability including product liability. We believe these relationships with key customers will continue to increase. We continue to attempt to structure our relationships to reduce such liability exposures. Additionally, we attempt to mitigate these exposures through our Quality Assurance developing and maintaining closer working relationships with our critical customers. Claims for damages arising in such liability claims could materially impact the Company financially. Should we choose to not enter such relationships, our revenues and financial operations could be materially affected.

Customer Supply Agreements

We enter into contracts with certain customers whereby we commit to supply quantities of specified parts at a predetermined scheduled delivery date. The number of such arrangements continues to increase as this practice becomes more commonplace. Should we be unable to supply the customer with the specific part at the quantity and product quality desired on the scheduled delivery date, the customer may incur additional production costs. In addition, the customer may incur lost revenues due to a delay in receiving the parts necessary to have the end-product ready for sale to its customers or due to product quality issues which may arise. Under the customer supply agreements, we may be liable for direct additional production costs or lost revenues. If products were not shipped on time or were quality deficient, we may be liable for resulting damages. Such liability, should it arise, and/or our inability to meet these commitments to our customers may have a material adverse impact on our results of operations and financial condition and would damage our relationship, reputation and goodwill with the affected customers.

Vendor Managed Inventory

We enter into arrangements with certain original equipment manufacturers (“OEMs”) and Electronic Manufacturing Services (“EMS”) partners to consign quantities of certain products within close proximity of the OEMs and EMS partners’ manufacturing location. The inventory is physically segregated at these locations and we retain title and risk of loss related to this inventory until such time as the OEM or EMS partner pulls the inventory for use in their manufacturing process. Once the inventory is pulled by the OEM or EMS partner, title and risk of loss pass to the customer, at which point we relieve inventory, recognize revenue and the related cost of goods sold. The specific quantities to be consigned are based on a forecast provided by the OEM or EMS partner. Generally, the arrangements with the OEMs and EMS partners provide for transfer of title and risk of loss once product has been consigned for a certain length of time.

We believe these arrangements will continue to grow in terms of number of customers and products and will increase in proportion to consolidated net revenues. It is our belief that revenues from such arrangement will eventually become significant to consolidated net revenues. Should we be unable or unwilling to enter into such agreements as requested by OEMs or EMS partners, our results of operations may be materially adversely impacted. Should we be unable to supply the specific product and quantity needed by the OEM or EMS partner as reflected in their forecast, we may be liable for damages, including but not limited to, lost revenues and increased production costs which could have a material adverse impact on our results of operations and financial condition. Should we supply product in excess of the OEMs or EMS partners actual usage, any inventory not consumed may become excess or obsolete which would result in an inventory write off that could materially adversely affect our results of operations.

Volatility of Stock Price

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations including but not limited to the following:

•	our anticipated or actual result of operations;

•	announcements or introductions of new products by us or our competitors;

•	anticipated or actual operating results of our customers, peers or competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in our four major markets;

•	the commencement or outcome of litigation or governmental investigations;

•	change in ratings and estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions;

•	announcement of a transaction in which employees may exchange their under-water stock options for new equity, cash or a combination of new equity or cash;

•	dividend changes;

•	changes in our capital structure, including any decision we make in regard to the repurchase of our common stock;

•	management changes;

•	our inclusion in certain stock indices;

•	our inclusion in a national stock exchange;

•	our ability to maintain compliance with the SEC reporting requirements; and

•	other events or factors beyond our control.

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies. In some instances, these fluctuations appear to have been unrelated or disproportionate to the operating performance of the affected companies. Any such fluctuation could harm the market price of our common stock.

Taxes

A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

We are subject to taxation in various countries and jurisdictions. Significant judgment is required to determine tax liabilities on a worldwide basis. Our future tax rates could be affected by various changes in the composition of earnings in countries with different tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws.

Any significant increase in our future effective tax rates could reduce net income for future periods and may materially adversely impact our results from operations.

Potential Income Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of our investigation into our historical stock option granting practices, we have determined that a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). Our option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. We took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that such action cured all potential circumstances in which Section 409A would apply to equity grants vesting or materially modified after December 31, 2004. Should it be found that excise taxes under Section 409A apply to option holders subsequent to our ability to cure the options from exposure to Section 409A and we decide to reimburse option holders for such taxes, our results of operations may be materially adversely affected.

Also as a result of our investigation into equity awards, we have determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the amount we deem most likely to apply to our circumstances. There can be no assurance that Maxim’s accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

Foreign Trade and Currency Fluctuations

We conduct our manufacturing and other operations in various worldwide locations. A portion of operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 78%, 74% and 73% of our net revenues in fiscal years 2006, 2005 and 2004 were shipped to foreign locations. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase our operating costs and the cost of components manufactured abroad, and the cost of our products to foreign customers or decrease the costs of products from our foreign competitors.

We are subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by U.S. companies. Failure to comply with such regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product, which could have a material adverse impact on our results of operations and financial condition.

Dependence on Key Personnel

Our success depends to a significant extent upon the continued service of our chief executive officer, our other executive officers, and key management and technical personnel, particularly our experienced engineers and business unit managers, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for such employees is intense. We believe our ability to attract, retain and motivate qualified personnel has not been significantly affected by the consequences of the independent stock option review including, but are not limited to, the inability to allow exercise of employee stock options and restricted stock units, inability to participate in the Employee Stock Purchase Plan, delisting of our common stock from trading on NASDAQ and unavailability of financial information regarding our financial performance.

The loss of the services of one or several of our executive officers could have a material adverse effect on us. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or should we be unable to continue to attract, motivate and retain qualified personnel. Should we lose an engineer who is key to a project’s completion during the course of a particular project, the project’s completion may be delayed. This delay could negatively affect customer relationships and goodwill and could have a material adverse effect on our results of operations.

We do not maintain any key person life insurance policies on any of our officers or employees.

We are planning to offer our employees the opportunity to exchange their stock options which have an exercise price greater than the Company’s stock price (“under-water stock options”) for equity, cash or some combination thereof, subject to all required approvals. If we are unable to complete such an exchange transaction, it may result in the loss of services of key personnel, low morale and decreased productivity.

Senior Management Changes; Reduced Productivity of New Hires

During fiscal years 2007 and 2008, we experienced significant change in our senior management team and we may continue to experience such changes. Our former Chief Executive Officer (“CEO”) and our former chief financial officer (“CFO”) no longer served the Company in any capacity after January 2007. They were immediately replaced by Mr. Doluca, former group president, as the new CEO and member of the Board of Directors and Alan P. Hale, Vice President of Maxim and former chief financial officer of Dallas Semiconductor (acquired by Maxim in fiscal 2001) as Interim Chief Financial Officer and Principal Accounting Officer. In addition, a number of other members of the senior management team were promoted to new roles during fiscal year 2007, principally Matthew Murphy to Vice President of Worldwide Sales and Vijay Ullal to Group President. Later, in September 2007, Mr. Bruce Kiddoo joined the Company as Vice President of Finance. Following the completion of the Company’s restatement of previously filed financial statements, Mr. Kiddoo will be appointed Chief Financial Officer and Principal Accounting Officer of the Company.

For new employees or changes in senior management, there may be reduced levels of productivity as recent additions or hires are trained or otherwise assimilate and adapt to our organization and culture. Further, this turnover may also make it difficult to execute on our business plan and achieve our planned financial results.

Internal Controls over Financial Reporting

As of June 24, 2006, material weaknesses existed in our internal control over financial reporting related to our not maintaining an effective control environment and, separately, not maintaining effective controls over our stock option practices and the related accounting for stock option transactions, which are discussed in further detail in Item 9A – Controls and Procedures. As a result of these material weaknesses, our systems of internal controls failed to timely prevent or detect errors which had a material adverse effect on our financial condition and results of operations and led to the restatement of our financial statements as discussed in Note 2 to our Consolidated Financial Statements included herein. There can be no assurance that subsequent to the filing date of this Annual Report on Form 10-K that additional material weaknesses will not be identified which will have a material adverse effect on our financial statements.

Potential Dilutive Effect of Additional Stock Issuance

We have a significant number of authorized but unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock may result in immediate dilution of our stockholders.

Anti-Takeover Provisions

Our certificate of incorporation permits our Board of Directors to authorize the issuance of up to 2,000,000 shares of preferred stock and to determine the rights, preferences and privileges and restrictions applicable to such shares without any further vote or action by our stockholders. Any such issuance might discourage, delay or prevent a hostile change in control of our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located in Sunnyvale, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal owned general offices and manufacturing facilities at June 28, 2008:

Owned Property Location	Use(s)	Approximate Floor Space (sq. ft.)
Sunnyvale, California	Corporate headquarters, office space, engineering, manufacturing, administration, customer services and other	342,000

San Jose, California	Wafer fabrication, office space and administration	78,000

N. Chelmsford, Massachusetts	Engineering, office space and administration	30,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	222,000

Hillsboro, Oregon	Engineering, manufacturing, office space and administration	325,000

Dallas, Texas	Dallas Semiconductor headquarters, office space, engineering, manufacturing, administration, wafer fabrication, customer service, warehousing, shipping and other	657,000

Irving, Texas	Wafer fabrication space, office space and administration	622,000

San Antonio, Texas	Wafer fabrication, office space and administration	381,000

Cavite, the Philippines	Manufacturing, engineering, administration, office space, customer service, shipping and other	237,000

Batangas, the Philippines	Manufacturing, engineering, office space and other	78,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping and other	144,000

Chandler, Arizona	Office space and engineering	65,000

We purchased land in Bangalore, India in fiscal year 2005. In fiscal year 2006, we purchased land in Batangas, the Philippines, and commenced construction of a module assembly facility at this location. We completed construction of the facility in fiscal year 2007. In addition, we purchased land and a building, located in Sunnyvale, California in fiscal year 2007. We occupied the building in fiscal year 2007 and are using it as engineering, manufacturing and administration space. In May 2007, we announced that we had acquired land and a building in Irving, Texas for future capacity requirements. This facility is not currently operational and will be idle until such time as we need the additional wafer manufacturing capacity. We also purchased a facility in Chandler, Arizona in May 2007; we utilize 25,000 square feet of the facility for engineering and office space and lease the remainder to tenants. We purchased land in Thailand in fiscal year 2008.

In addition to the property listed in the above table, we also lease sales, engineering and manufacturing offices and other premises at various locations in the United States and overseas under operating leases, none of which are material to our future cash flows. These leases expire at various dates through October 2014. We anticipate no difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

We expect these facilities to be adequate for our business purposes through at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain of our current and former executive officers and directors. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Maxim Integrated Products, Inc. Derivative Litigation, Lead Case No. 5:06-cv-03344-JW, which consolidates McKinney v. Beck, et al. (Case No. 06-3344) and Horkay v. Beck, et al. (Case No. 06-3395), City of Pontiac Policemen’s and Firemen’s Retirement System v. Hood, et al. (Case No. 06-03754) and Corey v. Gifford, et al. (Case No. 06-03755) the “Federal Consolidated Action”; (2) the Superior Court of the State of California, County of Santa Clara as Louisiana Sheriffs’ Pension & Relief Fund v. Gifford et al. (Case No. 1-06-CV-065626) and Beauchamp v. Doluca, et al. (Case No. 1-07-CV-077990) and (3) the Delaware Court of Chancery, as Ryan v. Gifford, et al. (Case No. Civ 2213-N). The complaints allege, among other things, that certain of our current and former executive officers and directors breached their fiduciary duties to us by engaging in alleged wrongful conduct of back-dating stock options as well as violating applicable securities laws. The Company is named as a nominal defendant as the plaintiffs purport to bring the derivative action on our behalf.

The parties to the Delaware derivative litigation entered into a stipulated settlement agreement on September 16, 2008, conditioned upon approval of the Delaware Court of Chancery and subject to dismissal of all other pending derivative lawsuits. Currently, there is no trial date scheduled in any of the other actions.

On February 6, 2008, a class action lawsuit was filed in the United States District Court for the Northern District of California against us and our former chief executive officer and former chief financial officer. The complaint alleges that we and certain of our officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaint seeks, on behalf of persons who purchased our common stock during the period from April 29, 2003 to January 17, 2008, unspecified damages, interest and costs and expenses, including attorneys’ fees and disbursements. The action has been stayed pending completion of the restatement of our consolidated financial statements.

Stock Option Inquiry by Regulatory Authorities

On June 6, 2006, we were contacted by the SEC regarding an informal inquiry relating to our past stock options grants and practices. On December 4, 2007, we settled the matter with the SEC without admission of any guilt or wrongdoing and without any assessment of penalties against us. On June 29, 2006, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California (“U.S. Attorney”) requesting documents relating to our stock option grants and practices. We cooperated with the U.S. Attorney and were informed that the U.S. Attorney’s office does not intend to pursue any action against us.

Late SEC Filings and NASDAQ Delisting Proceedings

Due to the Special Committee investigation of our historical stock option practices, our management’s internal review and the resulting restatements, we were unable to timely file with the SEC our Annual Report on Form 10-K for the fiscal year ended June 24, 2006; our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 23, 2006, December 23, 2006, March 24, 2007, September 29, 2007, December 29, 2007 and March 29, 2008; and our Annual Reports on Form 10-K for the fiscal years ended June 30, 2007 and June 28, 2008. As a result, we received various NASDAQ Staff Determination notices stating that we were not in compliance with the filing requirements of NASDAQ Marketplace Rule 4310(c)(14) and, accordingly, our stock was subject to delisting from the NASDAQ Global Select Market (formerly the NASDAQ National Market). We requested, met with and submitted appropriate information to NASDAQ during 2006 and 2007 in order to request continued listing, including an appeal to the SEC to stay NASDAQ’s decision to delist our common stock. On September 28, 2007, the SEC denied our appeal to stay NASDAQ’s final decision to suspend and delist our common stock. Our common stock was suspended from trading on NASDAQ effective as of the opening of business on October 2, 2007. On October 17, 2007, NASDAQ filed a Form 25 to effect the delisting of our common stock from NASDAQ. Our common stock is currently quoted over the counter on the Pink OTC Markets under the symbol MXIM.PK.

After the filing of this Annual Report on Form 10-K and other delayed periodic reports, we plan to seek the relisting of our common stock on NASDAQ or listing on another national securities exchange. We are subject to various restrictions in connection with the relisting of our common stock under federal securities laws, and there can be no guarantee that we will be able to re-list our common stock on NASDAQ or list on another national securities exchange in the near future. Prolonged listing on the Pink OTC Markets could severely reduce the liquidity in the market for our common stock, result in loss of investor confidence and cause our stock price to decline further. Furthermore, we may be unable to issue certain equity awards to our employees or permit them to exercise their outstanding stock options and restricted stock units, which could adversely affect our ability to hire and retain our employees and thereby adversely affect our business.

Other Legal Proceedings

In the third quarter of fiscal year 2007, we settled ongoing litigation involving trade secret allegations brought by Analog Devices, Inc. (“ADI”) against us, and certain of our employees, relating to analog to digital converters. Under the terms of the settlement agreement, we paid ADI $19.0 million in fiscal 2007, which amount was accrued in the fourth quarter of fiscal year 2006. We also agreed that for a four year period from the date of settlement, we will not develop new standalone analog to digital converters having certain specified resolutions, speeds and purposes. This restriction does not include the use of analog to digital converters when embedded on the same die with a more comprehensive device, system or functionality.

In December 2005, Master Chips bvba (“Master Chips”), a former distributor of the Company’s products in Belgium, filed a demand for arbitration against the Company before the International Court of Arbitration of the International Chamber of Commerce alleging that the Company failed to give adequate advance notice to Master Chips of termination of the distribution agreement under Belgian law and that the Company failed to pay Master Chips commissions on part sales (Case No. 14 123 RCH/JHN). Master Chips sought the recovery of the alleged value of their entire business at the time of termination which they claimed exceeded $12 million and an unspecified amount for the alleged underpayment of commissions. In response to the arbitration demand, we asserted a claim against Master Chips alleging that we over-paid commissions on part sales. In July 2008, the arbitrator issued a final award awarding Master Chips approximately $9.1 million on all claims. The Company accrued for this award in fiscal year 2006.

Following the issuance of the partial arbitration award and before the issuance of the final award, in March 2008 the Company filed a petition to vacate the arbitration award in the U.S. District Court for the Northern District of California alleging that the interim award, along with the final award when so issued, should be vacated (C 08-00721 JW). In its answer, Master Chips asserted that the partial award (along with any final award) should not be vacated and filed a cross-petition to confirm the arbitration award. In August 2008, the Court denied the Company’s petition to vacate the arbitration award and confirmed the arbitration award.

In addition to the above, we are subject to other legal proceedings and claims that arise in the normal course of our business. We do not believe that the ultimate outcome of matters arising in the normal course of our business will have a material adverse effect on the financial position of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock had been traded on the NASDAQ National Market (“NASDAQ”), under the symbol, MXIM, since our initial public offering in 1988 until October 2, 2007. Our common stock is currently quoted on the over the counter Pink OTC Markets under the symbol, MXIM.PK. For information regarding the suspension and delisting of our common stock from NASDAQ, please see Item 3 – Legal Proceedings. As of July 1, 2008, there were 1,121 stockholders of record of our common stock as reported by Computershare.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2006 and 2005:

	High	Low
Fiscal Year 2006
First Quarter	$45.65	$38.14
Second Quarter	$43.09	$34.60
Third Quarter	$42.26	$35.76
Fourth Quarter	$37.94	$30.31

Fiscal Year 2005
First Quarter	$52.42	$39.27
Second Quarter	$44.70	$40.87
Third Quarter	$44.40	$38.17
Fourth Quarter	$41.86	$36.60

The following table sets forth the dividends paid per share by quarter for fiscal years 2006 and 2005:

	Fiscal Years
	2006	2005
First Quarter	$0.100	$0.080
Second Quarter	$0.125	$0.100
Third Quarter	$0.125	$0.100
Fourth Quarter	$0.125	$0.100

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases during the fourth quarter of fiscal year 2006:

	Issuer Repurchases of Equity Securities
Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Mar. 26, 2006 - Apr. 22, 2006	26,318	$37.73	26,318	10,213,977
Apr. 23, 2006 - May 20, 2006	237,747	$32.46	237,747	9,976,230
May 21, 2006 - Jun. 24, 2006	2,133,220	$31.88	2,133,220	7,843,010

Total for the Quarter	2,397,285	$32.00	2,397,285	7,843,010

In May 2005, the Board of Directors authorized the repurchase of 10 million shares of our common stock. In November 2005, the Board of Directors authorized the repurchase of up to 13.5 million additional shares of our common stock from time to time at management’s discretion. All shares repurchased during fiscal year 2006 were pursuant to the above authorized share repurchase programs, which have no expiration date. During the fourth quarter of fiscal year 2006, we repurchased 2.4 million shares for $76.7 million. As of June 24, 2006, approximately 7.8 million shares remained available under the repurchase authorization.

During the three months ended September 23, 2006, we repurchased 2.1 million shares of our common stock for $60.8 million. As of September 23, 2006, approximately 5.7 million shares remained available for repurchase under the repurchase authorizations, which have no expiration date. In connection with the stock options investigation, we suspended repurchases of stock under this program as of September 23, 2006.

Stock Performance Graph

The following line chart compares the cumulative total return on our common stock with the cumulative total return on the NASDAQ Composite Stock Index and the NASDAQ Electronic Components Index. The graph assumes $100 invested at the indicated starting date in each of the market indices, with the reinvestment of all dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	6/30/01	6/29/02	6/28/03	6/26/04	6/25/05	6/24/06
Maxim Integrated Products, Inc.	$100.00	$86.70	$78.03	$118.74	$89.50	$75.03
NASDAQ Composite	100.00	70.34	78.11	98.60	99.28	105.94
NASDAQ Electronic Components	100.00	59.37	63.47	82.62	73.36	69.24

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 24, 2006 and the option agreements assumed by the Company pursuant to the terms of Maxim’s acquisition of Dallas Semiconductor Corporation (“Dallas Semiconductor”) on April 11, 2001.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	94,008,103	(1)	$32.00	4,698,857	(2)
Equity compensation plans not approved by security holders(3)	1,445,912		$29.57	—

Total	95,454,015		$31.97	4,698,857

(1)

Represents common stock issuable upon the exercise of options granted under our existing stockholder approved equity compensation plans and includes 6,075,591 restricted stock units. Excludes purchase rights accruing under the 1987 Employee Stock Participation Plan (the “ESP Plan”) because the number of shares and weighted average exercise price cannot be determined. Under the ESP Plan, each eligible employee may purchase shares of common stock with accumulated payroll deductions (in an amount not to exceed a percentage determined by the Board of Directors’ of the employee’s eligible compensation or $25,000) on March 31, June 30, October 31 and December 31 each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of our common stock on the employee’s entry date into the offering period in which that quarterly purchase date occurs or (ii) the closing selling price per share on the quarterly purchase date. The ESP Plan expired on August 25, 2007.

(2)	Includes 2,266,045 shares of common stock available for issuance under the 1996 Stock Incentive Plan (“1996 Plan”); and (ii) 2,432,812 shares of common stock available for issuance under the ESP Plan.
(3)

Represents shares of our common stock pursuant to option agreements assumed pursuant to our acquisition of Dallas Semiconductor. The option agreements were originally issued by Dallas Semiconductor under the Dallas Semiconductor 1984 Stock Option Plan, the Dallas Semiconductor Corporation 1987 Stock Option Plan and the Dallas Semiconductor 1993 Officer and Director Stock Option Plan (collectively, the “Dallas Plans”).

Upon our acquisition of Dallas Semiconductor, we assumed the option agreements then outstanding under Dallas Plans (the “Assumed Options”). The Assumed Options are governed by the terms of the respective Dallas Plan under which they were originally issued and no further options will be issued under the Dallas Plans. Options governed by the terms of the Dallas Plans generally are nontransferable and expire no later than ten years from date of grant. Options generally are exercisable upon grant. Shares of common stock issuable and/or exercised under the Dallas Plans vest based upon years of service, generally four years. Upon termination of a participant’s employment, we reserve the right to repurchase the unvested portion of the stock held by the employee, at the original option price. The Dallas Plans were duly approved by the stockholders of Dallas Semiconductor prior to its acquisition by Maxim. In addition, any shares or options reserved but not issued under the Dallas Plans as of the date of stockholder approval of the 1996 Plan and any shares returned to such plans as a result of termination of options or repurchase of shares will increase the number of shares available for issuance under the 1996 Plan.

On or about September 23, 2006, we suspended the issuance of shares pursuant to the exercise of stock options and restricted stock units and purchases under our employee stock purchase program under our Form S-8 Registration Statements pending the completion of the Special Committee investigation and filing of all of our delayed periodic reports with the SEC. As a result, no stock options and restricted stock units can be issued pursuant to the above-described plans until our Registration Statements on Form S-8 becomes effective.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is a summary of certain of our consolidated financial information as of the dates and for the periods indicated. As discussed in the “Explanatory Note,” Item 7 – Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, and Note 2, “Restatement of Consolidated Financial Statements,” to the Consolidated Financial Statements, our consolidated balance sheet as of June 25, 2005 and the consolidated statements of income for the fiscal years ended June 25, 2005 and June 26, 2004 have been restated as set forth in this Form 10-K. Our selected consolidated financial data as of June 2004, 2003 and 2002 and for our fiscal years ended June 2003 and 2002 have also been restated to correct our previous accounting for stock-based compensation and certain other items. The data set forth below are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data, and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004	June 28, 2003	June 29, 2002
		(Restated)	(Restated)	(Restated)	(Restated)
	(1)	(2) (3)	(2) (3)	(2) (3)	(2) (3)
	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$1,856,945	$1,671,734	$1,440,582	$1,153,190	$1,026,989
Cost of goods sold	638,547	499,716	480,244	360,544	330,792

Gross margin	$1,218,398	$1,172,018	$960,338	$792,646	$696,197
Gross margin %	65.6%	70.1%	66.7%	68.7%	67.8%

Operating income	$525,499	$668,769	$424,873	$333,750	$241,282
% of net revenues	28.3%	40.0%	29.5%	28.9%	23.5%

Income before cumulative effect of a change in accounting principle	$386,058	$462,277	$305,610	$236,684	$188,567
Cumulative effect of a change in accounting principle, net of tax of $1,039	1,643	—	—	—	—

Net income	$387,701	$462,277	$305,610	$236,684	$188,567

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$1.19	$1.42	$0.94	$0.73	$0.58
Cumulative effect of a change in accounting principle	0.01	—	—	—	—

Basic net income per share	$1.20	$1.42	$0.94	$0.73	$0.58

Diluted:
Before cumulative effect of a change in accounting principle	$1.14	$1.35	$0.88	$0.70	$0.54
Cumulative effect of a change in accounting principle	—	—	—	—	—

Diluted net income per share	$1.14	$1.35	$0.88	$0.70	$0.54

Shares used in the calculation of earnings per share:
Basic	323,460	326,239	326,731	322,106	325,527

Diluted (4)	338,627	342,466	348,308	340,147	352,314

Dividends declared per share	$0.475	$0.380	$0.320	$0.080	$—

	As of
	June 24, 2006	June 25, 2005	June 26, 2004	June 28, 2003	June 29, 2002
		(Restated)	(Restated)	(Restated)	(Restated)
		(2) (3)	(2) (3)	(2) (3)	(2) (3)
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$422,333	$185,551	$126,905	$250,798	$173,807
Short-term investments	920,317	1,289,141	948,879	913,209	591,694

Total cash, cash equivalents and short-term investments	$1,342,650	$1,474,692	$1,075,784	$1,164,007	$765,501
Working capital	$1,557,755	$1,652,990	$1,279,950	$1,384,503	$1,048,265
Total assets	$3,286,537	$3,059,939	$2,631,912	$2,436,053	$2,085,475
Stockholders’ equity	$2,775,489	$2,685,505	$2,233,814	$2,175,582	$1,830,268

The following table presents details of stock-based compensation included in the Consolidated Statement of Income Data above:

	Fiscal Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004	June 28, 2003	June 29, 2002
		(Restated)	(Restated)	(Restated)	(Restated)
	(1)	(2) (3)	(2) (3)	(2) (3)	(2) (3)
	(Amounts in thousands)
Cost of goods sold	$62,140	$24,342	$39,866	$28,620	$18,247
Research and development	138,327	51,435	84,787	73,176	51,774
Selling, general and administrative	50,947	14,537	28,877	25,570	21,124

Total	$251,414	$90,314	$153,350	$127,366	$91,145

(1)

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), on June 26, 2005. Pre-tax income for the year ended June 24, 2006 includes $251.4 million recorded for stock-based compensation expense under SFAS 123(R). Cumulative effect of a change in accounting principle relates to the compensation cost of unvested awards that are not expected to vest based on the Company’s estimate of forfeitures as of the date of adoption of SFAS 123(R). Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred as previously permitted under SFAS 123 and APB 25.

(2)

The selected consolidated financial data as of June 25, 2005, June 26, 2004, June 28, 2003 and June 29, 2002 and for the fiscal years then ended have been corrected to reflect the restatements described in Note 2, “Restatements of Consolidated Financial Statements” of the notes to the consolidated financial statements. The cumulative after tax impact of all restatement adjustments related to years prior to the fiscal year ended June 29, 2002 was $157.9 million, which is reflected as an adjustment to retained earnings at July 1, 2001.

(3)

See Restatements of Consolidated Financial Statements and Special Committee and Company Findings in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, “Restatements of Consolidated Financial Statements” of the notes to the consolidated financial statements.

(4)

Diluted shares in fiscal years 2002, 2003, 2004 and 2005 were restated as a result of changes in measurement date which, in turn, affect the number of weighted-average shares. We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share calculation. As part of the restatement, we corrected our treasury stock calculations in accordance with Statement of Financial Accounting Standard No. 128, Earnings Per Share.

The tables below reflects the impact of the restatement adjustments on our fiscal year 2005, 2004, 2003 and 2002 consolidated statements of income data and fiscal year end 2005, 2004, 2003 and 2002 consolidated balance sheet data:

	Fiscal Year Ended June 25, 2005			Fiscal Year Ended June 26, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$1,671,713	$21	$1,671,734	$1,439,263	$1,319	$1,440,582
Cost of goods sold	463,664	36,052	499,716	433,358	46,886	480,244

Gross margin	1,208,049	(36,031)	1,172,018	1,005,905	(45,567)	960,338
Gross margin percentage	72.3%	-2.2%	70.1%	69.9%	-3.2%	66.7%

Operating income	781,372	(112,603)	668,769	606,035	(181,162)	424,873

Operating income as % of net revenues	46.7%	-6.7%	40.0%	42.1%	-12.6%	29.5%

Net income	$540,837	$(78,560)	$462,277	$419,752	$(114,142)	$305,610

Earnings per share:
Basic	$1.66	$(0.24)	$1.42	$1.28	$(0.35)	$0.94

Diluted	$1.58	$(0.23)	$1.35	$1.20	$(0.32)	$0.88

Shares used in the calculation of earnings per share:
Basic	326,239	—	326,239	326,731	—	326,731

Diluted	342,843	(377)	342,466	350,575	(2,267)	348,308

Dividends declared per share	$0.380	$—	$0.380	$0.320	$—	$0.320

The following table presents details of the total stock-based compensation expense that is included in the Consolidated Statement of Income Data above:

	Fiscal Year Ended June 25, 2005			Fiscal Year Ended June 26, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands)
Supplemental Data on Stock-based Compensation Expense (1)
Cost of goods sold	$321	$24,021	$24,342	$—	$39,866	$39,866
Research and development	3,365	48,070	51,435	—	84,787	84,787
Selling, general and administrative	—	14,537	14,537	—	28,877	28,877

Total	$3,686	$86,628	$90,314	$—	$153,530	$153,530

	As of June 25, 2005			As of June 26, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$185,551	$—	$185,551	$147,734	$(20,829)	$126,905
Short-term investments	1,289,141	—	1,289,141	948,879	—	948,879

Total cash, cash equivalents and short-term investments	$1,474,692	$—	$1,474,692	$1,096,613	$(20,829)	$1,075,784
Working capital	$1,688,563	$(35,573)	$1,652,990	$1,259,369	$20,581	$1,279,950
Total assets	$3,004,071	$55,868	$3,059,939	$2,549,462	$82,450	$2,631,912
Stockholders’ equity	$2,584,182	$101,323	$2,685,505	$2,112,318	$121,496	$2,233,814

(1)

We previously recorded $3.7 million of stock-based compensation expense associated with guaranteed gains in fiscal year 2005; this amount had not been separately disclosed in the related stock-based compensation disclosures in our previously reported consolidated financial statements for fiscal year 2005.

	Fiscal Year Ended June 28, 2003			Fiscal Year Ended June 29, 2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$1,153,219	$(29)	$1,153,190	$1,025,104	$1,885	$1,026,989
Cost of goods sold	348,264	12,280	360,544	312,223	18,569	330,792

Gross margin	804,955	(12,309)	792,646	712,881	(16,684)	696,197
Gross margin percentage	69.8%	-1.1%	68.7%	69.5%	-1.8%	67.8%

Operating income	447,036	(113,286)	333,750	345,352	(104,070)	241,282

Operating income as % of net revenues	38.8%	-9.8%	28.9%	33.7%	-10.2%	23.5%

Net income	$309,601	$(72,917)	$236,684	$259,183	$(70,616)	$188,567

Earnings per share:
Basic	$0.96	$(0.23)	$0.73	$0.80	$(0.22)	$0.58

Diluted	$0.91	$(0.21)	$0.70	$0.73	$(0.19)	$0.54

Shares used in the calculation of earnings per share:
Basic	322,106	—	322,106	325,527	—	325,527

Diluted	341,253	(1,106)	340,147	355,821	(3,507)	352,314

Dividends declared per share	$0.080	$—	$0.080	$—	$—	$—

The following table presents details of the total stock-based compensation expense that is included in net income in the Consolidated Statement of Income Data above:

	Fiscal Year Ended June 28, 2003			Fiscal Year Ended June 29, 2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands)
Supplemental Data on Stock-based Compensation Expense
Cost of goods sold	$—	$28,620	$28,620	$—	$18,247	$18,247
Research and development	—	73,176	73,176	—	51,774	51,774
Selling, general and administrative	—	25,570	25,570	—	21,124	21,124

Total	$—	$127,366	$127,366	$—	$91,145	$91,145

	As of June 28, 2003			As of June 29, 2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$210,841	$39,957	$250,798	$173,807	$—	$173,807
Short-term investments	953,166	(39,957)	913,209	591,694	—	591,694

Total cash, cash equivalents and short-term investments	$1,164,007	$—	$1,164,007	$765,501	$—	$765,501
Working capital	$1,348,725	$35,778	$1,384,503	$1,006,637	$41,628	$1,048,265
Total assets	$2,367,962	$68,091	$2,436,053	$2,010,812	$74,663	$2,085,475
Stockholders’ equity	$2,070,412	$105,170	$2,175,582	$1,741,151	$89,117	$1,830,268

Restatement of Previously Reported Quarterly Results (Unaudited)

In connection with the restatement of the Company’s Restated Annual Periods as discussed in Note 2 of the Consolidated Financial Statements, we are presenting our restated unaudited quarterly consolidated financial information for the interim periods in fiscal 2006 through the quarter ended March 25, 2006 and for all quarters in our fiscal year ended June 25, 2005 and the related management’s discussion and analysis of financial condition and results of operations for these periods.

We recorded adjustments for the three months ended March 25, 2006, December 24, 2005, September 24, 2005, June 25, 2005, March 26, 2005, December 25, 2004 and September 25, 2004 that decreased pre-tax income from that previously reported by $20.7 million, $22.8 million, $30.6 million, $29.7 million, $29.8 million, $24.8 million and $26.6 million, respectively. The following tables present our restated unaudited quarterly financial data as previously reported, adjustments recorded, and as restated for the interim periods in fiscal 2006 through the quarter ended March 25, 2006 and for all quarters in our fiscal year ended June 25, 2005. This information has been prepared on a basis consistent with Article 10-01 of Regulation S-X.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 25, 2006			Nine Months Ended March 25, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net revenues	$478,120	$50	$478,170	$1,348,365	$(580)	$1,347,785
Cost of goods sold	156,901	6,912	163,813	431,453	26,706	458,159

Gross margin	321,219	(6,862)	314,357	916,912	(27,286)	889,626
Operating expenses:
Research and development	119,862	7,575	127,437	353,793	26,517	380,310
Selling, general and administrative	33,036	6,855	39,891	92,954	21,240	114,194

Total operating expenses	152,898	14,430	167,328	446,747	47,757	494,504

Operating income	168,321	(21,292)	147,029	470,165	(75,043)	395,122
Interest income and other, net	10,444	573	11,017	32,647	891	33,538

Income before provision for income taxes and cumulative effect of a change in accounting principle	178,765	(20,719)	158,046	502,812	(74,152)	428,660
Provision for income taxes	58,456	(7,520)	50,936	164,577	(25,833)	138,744

Income before cumulative effect of a change in accounting principle	120,309	(13,199)	107,110	338,235	(48,319)	289,916
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	—	—	1,643	1,643

Net income	$120,309	$(13,199)	$107,110	$338,235	$(46,676)	$291,559

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.38	$(0.05)	$0.33	$1.04	$(0.15)	$0.89
Cumulative effect of a change in accounting principle	—	—	—	—	0.01	0.01

Basic net income per share	$0.38	$(0.05)	$0.33	$1.04	$(0.14)	$0.90

Diluted:
Before cumulative effect of a change in accounting principle	$0.36	$(0.04)	$0.32	$1.00	$(0.15)	$0.85
Cumulative effect of a change in accounting principle	—	—	—	—	—	—

Diluted net income per share	$0.36	$(0.04)	$0.32	$1.00	$(0.15)	$0.85

Shares used in the calculation of earnings per share:
Basic	320,686	—	320,686	324,117	—	324,117

Diluted	334,036	2,084	336,120	338,385	769	339,154

Dividends declared per share	$0.125	$—	$0.125	$0.350	$—	$0.350

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 24, 2005			Six Months Ended December 24, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net revenues	$445,881	$(361)	$445,520	$870,245	$(630)	$869,615
Cost of goods sold	141,937	10,378	152,315	274,552	19,794	294,346

Gross margin	303,944	(10,739)	293,205	595,693	(20,424)	575,269
Operating expenses:
Research and development	116,878	6,533	123,411	233,931	18,942	252,873
Selling, general and administrative	31,053	5,798	36,851	59,918	14,385	74,303

Total operating expenses	147,931	12,331	160,262	293,849	33,327	327,176

Operating income	156,013	(23,070)	132,943	301,844	(53,751)	248,093
Interest income and other, net	11,236	250	11,486	22,203	318	22,521

Income before provision for income taxes and cumulative effect of a change in accounting principle	167,249	(22,820)	144,429	324,047	(53,433)	270,614
Provision for income taxes	54,691	(7,933)	46,758	106,121	(18,313)	87,808

Income before cumulative effect of a change in accounting principle	112,558	(14,887)	97,671	217,926	(35,120)	182,806
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	—	—	1,643	1,643

Net income	$112,558	$(14,887)	$97,671	$217,926	$(33,477)	$184,449

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.35	$(0.05)	$0.30	$0.67	$(0.11)	$0.56
Cumulative effect of a change in accounting principle	—	—	—	—	0.01	0.01

Basic net income per share	$0.35	$(0.05)	$0.30	$0.67	$(0.10)	$0.57

Diluted:
Before cumulative effect of a change in accounting principle	$0.33	$(0.04)	$0.29	$0.64	$(0.11)	$0.53
Cumulative effect of a change in accounting principle	—	—	—	—	0.01	0.01

Diluted net income per share	$0.33	$(0.04)	$0.29	$0.64	$(0.10)	$0.54

Shares used in the calculation of earnings per share:
Basic	323,935	—	323,935	325,832	—	325,832

Diluted	337,429	1,310	338,739	340,715	2,412	343,127

Dividends declared per share	$0.125	$—	$0.125	$0.225	$—	$0.225

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 24, 2005
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net revenues	$424,364	$(269)	$424,095
Cost of goods sold	132,615	9,416	142,031

Gross margin	291,749	(9,685)	282,064
Operating expenses:
Research and development	117,053	12,409	129,462
Selling, general and administrative	28,865	8,587	37,452

Total operating expenses	145,918	20,996	166,914

Operating income	145,831	(30,681)	115,150
Interest income and other, net	10,967	68	11,035

Income before provision for income taxes and cumulative effect of a change in accounting principle	156,798	(30,613)	126,185
Provision for income taxes	51,430	(10,380)	41,050

Income before cumulative effect of a change in accounting principle	105,368	(20,233)	85,135
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	1,643	1,643

Net income	$105,368	$(18,590)	$86,778

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.32	$(0.06)	$0.26
Cumulative effect of a change in accounting principle	—	0.01	0.01

Basic net income per share	$0.32	$(0.05)	$0.27

Diluted:
Before cumulative effect of a change in accounting principle	$0.31	$(0.06)	$0.25
Cumulative effect of a change in accounting principle	—	—	$—

Diluted net income per share	$0.31	$(0.06)	$0.25

Shares used in the calculation of earnings per share:
Basic
Diluted	327,959	—	327,959

	344,860	1,833	346,693

Dividends declared per share	$0.100	$—	$0.100

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 25, 2005
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net revenues	$400,397	$(1,010)	$399,387
Cost of goods sold	112,079	9,217	121,296

Gross margin	288,318	(10,227)	278,091
Operating expenses:
Research and development	84,891	13,325	98,216
Selling, general and administrative	23,414	7,016	30,430

Total operating expenses	108,305	20,341	128,646

Operating income	180,013	(30,568)	149,445
Interest income and other, net	8,819	843	9,662

Income before provision for income taxes	188,832	(29,725)	159,107
Provision for income taxes	62,692	(7,951)	54,741

Net income	$126,140	$(21,774)	$104,366

Earnings per share:
Basic	$0.38	$(0.06)	$0.32

Diluted	$0.37	$(0.06)	$0.31

Shares used in the calculation of earnings per share:
Basic	327,682	—	327,682

Diluted	340,552	300	340,852

Dividends declared per share	$0.100	$—	$0.100

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 26, 2005			Nine Months Ended March 26, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net revenues	$400,188	$2,485	$402,673	$1,271,316	$1,031	$1,272,347
Cost of goods sold	111,896	7,782	119,678	351,585	26,835	378,420

Gross margin	288,292	(5,297)	282,995	919,731	(25,804)	893,927
Operating expenses:
Research and development	83,141	16,290	99,431	243,273	38,931	282,204
Selling, general and administrative	24,713	8,532	33,245	75,099	17,300	92,399

Total operating expenses	107,854	24,822	132,676	318,372	56,231	374,603

Operating income	180,438	(30,119)	150,319	601,359	(82,035)	519,324
Interest income and other, net	7,492	347	7,839	19,446	956	20,402

Income before provision for income taxes	187,930	(29,772)	158,158	620,805	(81,079)	539,726
Provision for income taxes	62,393	(9,637)	52,756	206,108	(24,293)	181,815

Net income	$125,537	$(20,135)	$105,402	$414,697	$(56,786)	$357,911

Earnings per share:
Basic	$0.38	$(0.06)	$0.32	$1.27	$(0.17)	$1.10

Diluted	$0.37	$(0.06)	$0.31	$1.21	$(0.17)	$1.04

Shares used in the calculation of earnings per share:
Basic	326,945	—	326,945	325,758	—	325,758

Diluted	342,720	(1,002)	341,718	343,607	(842)	342,765

Dividends declared per share	$0.100	$—	$0.100	$0.280	$—	$0.280

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 25, 2004			Six Months Ended December 25, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net revenues	$436,061	$(2,578)	$433,483	$871,128	$(1,454)	$869,674
Cost of goods sold	119,437	6,303	125,740	239,689	19,053	258,742

Gross margin	316,624	(8,881)	307,743	631,439	(20,507)	610,932
Operating expenses:
Research and development	81,035	11,233	92,268	160,132	22,641	182,773
Selling, general and administrative	25,324	4,848	30,172	50,386	8,768	59,154

Total operating expenses	106,359	16,081	122,440	210,518	31,409	241,927

Operating income	210,265	(24,962)	185,303	420,921	(51,916)	369,005
Interest income and other, net	6,225	207	6,432	11,954	609	12,563

Income before provision for income taxes	216,490	(24,755)	191,735	432,875	(51,307)	381,568
Provision for income taxes	71,875	(7,338)	64,537	143,715	(14,656)	129,059

Net income	$144,615	$(17,417)	$127,198	$289,160	$(36,651)	$252,509

Earnings per share:
Basic	$0.44	$(0.05)	$0.39	$0.89	$(0.11)	$0.78

Diluted	$0.42	$(0.05)	$0.37	$0.84	$(0.10)	$0.74

Shares used in the calculation of earnings per share:
Basic	325,660	—	325,660	325,164	—	325,164

Diluted	343,226	(1,035)	342,191	344,051	(1,320)	342,731

Dividends declared per share	$0.100	$—	$0.100	$0.180	$—	$0.180

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 25, 2004
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net revenues	$435,067	$1,124	$436,191
Cost of goods sold	120,252	12,750	133,002

Gross margin	314,815	(11,626)	303,189
Operating expenses:
Research and development	79,097	11,408	90,505
Selling, general and administrative	25,062	3,920	28,982

Total operating expenses	104,159	15,328	119,487

Operating income	210,656	(26,954)	183,702
Interest income and other, net	5,729	402	6,131

Income before provision for income taxes	216,385	(26,552)	189,833
Provision for income taxes	71,840	(7,318)	64,522

Net income	$144,545	$(19,234)	$125,311

Earnings per share:
Basic	$0.45	$(0.06)	$0.39

Diluted	$0.42	$(0.05)	$0.37

Shares used in the calculation of earnings per share:
Basic	324,668	—	324,668

Diluted	344,875	(1,644)	343,231

Dividends declared per share	$0.080	$—	$0.080

Condensed Consolidated Balance Sheets

(Unaudited)

	March 25, 2006
	As Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$243,310	$—	$243,310
Short-term investments	1,092,791	—	1,092,791

Total cash, cash equivalents and short-term investments	1,336,101	—	1,336,101

Accounts receivable, net	259,921	6,678	266,599
Inventories	204,598	3,968	208,566
Deferred tax assets	128,818	45,350	174,168
Other current assets	11,805	4,860	16,665

Total current assets	1,941,243	60,856	2,002,099

Property, plant and equipment, net	1,060,854	5,646	1,066,500
Other assets	39,459	15,536	54,995

TOTAL ASSETS	$3,041,556	$82,038	$3,123,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,516	$—	$82,516
Income taxes payable	43,820	30,587	74,407
Accrued salary and related expenses	112,636	57,362	169,998
Accrued expenses	61,882	(8,141)	53,741
Deferred income on shipments to distributors	22,433	—	22,433

Total current liabilities	323,287	79,808	403,095

Other liabilities	—	17,402	17,402
Deferred tax liabilities	110,259	(110,259)	—

Total liabilities	433,546	(13,049)	420,497

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	321	—	321
Additional paid-in capital	99,190	(92,740)	6,450
Retained earnings	2,517,406	187,827	2,705,233
Accumulated other comprehensive loss	(8,907)	—	(8,907)

Total stockholders’ equity	2,608,010	95,087	2,703,097

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,041,556	$82,038	$3,123,594

Condensed Consolidated Balance Sheets

(Unaudited)

	December 24, 2005
	As Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$148,466	$—	$148,466
Short-term investments	1,192,930	—	1,192,930

Total cash, cash equivalents and short-term investments	1,341,396	—	1,341,396

Accounts receivable, net	221,029	6,320	227,349
Inventories	197,772	5,627	203,399
Deferred tax assets	133,515	14,080	147,595
Other current assets	16,081	4,614	20,695

Total current assets	1,909,793	30,641	1,940,434

Property, plant and equipment, net	1,017,612	6,096	1,023,708
Other assets	29,628	36,652	66,280

TOTAL ASSETS	$2,957,033	$73,389	$3,030,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,042	$—	$77,042
Income taxes payable	52,775	31,725	84,500
Accrued salary and related expenses	114,649	54,685	169,334
Accrued expenses	58,925	(9,462)	49,463
Deferred income on shipments to distributors	19,400	—	19,400

Total current liabilities	322,791	76,948	399,739

Other liabilities	—	18,327	18,327
Deferred tax liabilities	118,636	(118,636)	—

Total liabilities	441,427	(23,361)	418,066

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	321	—	321
Additional paid-in capital	80,902	(80,902)	—
Retained earnings	2,443,976	177,652	2,621,628
Accumulated other comprehensive loss	(9,593)	—	(9,593)

Total stockholders’ equity	2,515,606	96,750	2,612,356

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,957,033	$73,389	$3,030,422

Condensed Consolidated Balance Sheets

(Unaudited)

	September 24, 2005
	As Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$202,800	$—	$202,800
Short-term investments	1,382,313	—	1,382,313

Total cash, cash equivalents and short-term investments	1,585,113	—	1,585,113

Accounts receivable, net	212,949	8,064	221,013
Inventories	183,243	14,547	197,790
Deferred tax assets	133,040	12,947	145,987
Other current assets	11,241	4,662	15,903

Total current assets	2,125,586	40,220	2,165,806

Property, plant and equipment, net	999,788	6,546	1,006,334
Other assets	28,850	24,826	53,676

TOTAL ASSETS	$3,154,224	$71,592	$3,225,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,695	$—	$64,695
Income taxes payable	52,701	32,883	85,584
Accrued salary and related expenses	128,927	55,324	184,251
Accrued expenses	62,702	(9,305)	53,397
Deferred income on shipments to distributors	19,247	—	19,247

Total current liabilities	328,272	78,902	407,174

Other liabilities	—	19,423	19,423
Deferred tax liabilities	128,196	(128,196)	—

Total liabilities	456,468	(29,871)	426,597

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	328	—	328
Additional paid-in capital	177,715	49,285	227,000
Retained earnings	2,528,293	52,178	2,580,471
Accumulated other comprehensive loss	(8,580)	—	(8,580)

Total stockholders’ equity	2,697,756	101,463	2,799,219

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,154,224	$71,592	$3,225,816

Condensed Consolidated Balance Sheets

(Unaudited)

	March 26, 2005
	As Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$142,482	$(21,475)	$121,007
Short-term investments	1,260,744	—	1,260,744

Total cash, cash equivalents and short-term investments	1,403,226	(21,475)	1,381,751

Accounts receivable, net	192,380	9,097	201,477
Inventories	159,463	14,758	174,221
Deferred tax assets	146,406	13,417	159,823
Other current assets	11,199	29,489	40,688

Total current assets	1,912,674	45,286	1,957,960

Property, plant and equipment, net	999,403	7,446	1,006,849
Other assets	27,624	4,063	31,687

TOTAL ASSETS	$2,939,701	$56,795	$2,996,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,157	$(646)	$49,511
Income taxes payable	16,145	18,227	34,372
Accrued salary and related expenses	109,605	50,471	160,076
Accrued expenses	95,727	5,962	101,689
Deferred income on shipments to distributors	20,095	—	20,095

Total current liabilities	291,729	74,014	365,743

Other liabilities	4,000	3,541	7,541
Deferred tax liabilities	140,107	(140,107)	—

Total liabilities	435,836	(62,552)	373,284

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	328	—	328
Additional paid-in capital	152,825	218,718	371,543
Deferred stock-based compensation	—	(191,913)	(191,913)
Retained earnings	2,362,317	92,542	2,454,859
Accumulated other comprehensive loss	(11,605)	—	(11,605)

Total stockholders’ equity	2,503,865	119,347	2,623,212

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,939,701	$56,795	$2,996,496

Condensed Consolidated Balance Sheets

(Unaudited)

	December 25, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$164,414	$(20,829)	$143,585
Short-term investments	1,122,270	—	1,122,270

Total cash, cash equivalents and short-term investments	1,286,684	(20,829)	1,265,855

Accounts receivable, net	179,682	9,537	189,219
Inventories	146,582	15,066	161,648
Deferred tax assets	152,254	13,157	165,411
Other current assets	11,993	33,290	45,283

Total current assets	1,777,195	50,221	1,827,416

Property, plant and equipment, net	1,003,965	7,896	1,011,861
Other assets	27,694	15,918	43,612

TOTAL ASSETS	$2,808,854	$74,035	$2,882,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,740	$—	$61,740
Income taxes payable	23,384	18,585	41,969
Accrued salary and related expenses	102,193	46,982	149,175
Accrued expenses	88,929	8,094	97,023
Deferred income on shipments to distributors	21,351	—	21,351

Total current liabilities	297,597	73,661	371,258

Other liabilities	4,000	3,784	7,784
Deferred tax liabilities	122,569	(122,569)	—

Total liabilities	424,166	(45,124)	379,042

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	326	—	326
Additional paid-in capital	120,685	223,511	344,196
Deferred stock-based compensation	—	(217,029)	(217,029)
Retained earnings	2,269,462	112,677	2,382,139
Accumulated other comprehensive loss	(5,785)	—	(5,785)

Total stockholders’ equity	2,384,688	119,159	2,503,847

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,808,854	$74,035	$2,882,889

Condensed Consolidated Balance Sheets

(Unaudited)

	September 25, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$246,405	$(20,829)	$225,576
Short-term investments	939,155	—	939,155

Total cash, cash equivalents and short-term investments	1,185,560	(20,829)	1,164,731

Accounts receivable, net	200,491	7,626	208,117
Inventories	135,818	13,376	149,194
Deferred tax assets	151,899	11,147	163,046
Other current assets	12,576	33,068	45,644

Total current assets	1,686,344	44,388	1,730,732

Property, plant and equipment, net	990,765	8,405	999,170
Other assets	28,922	15,547	44,469

TOTAL ASSETS	$2,706,031	$68,340	$2,774,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,004	$—	$90,004
Income taxes payable	44,850	16,411	61,261
Accrued salary and related expenses	107,183	48,452	155,635
Accrued expenses	92,160	2,325	94,485
Deferred income on shipments to distributors	22,994	—	22,994

Total current liabilities	357,191	67,188	424,379

Other liabilities	4,000	4,027	8,027
Deferred tax liabilities	118,649	(118,649)	—

Total liabilities	479,840	(47,434)	432,406

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	325	—	325
Additional paid-in capital	71,342	220,465	291,807
Deferred stock-based compensation	—	(234,785)	(234,785)
Retained earnings	2,157,419	130,094	2,287,513
Accumulated other comprehensive loss	(2,895)	—	(2,895)

Total stockholders’ equity	2,226,191	115,774	2,341,965

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,706,031	$68,340	$2,774,371

Adjustments to Previously Reported Quarterly Results (Unaudited)

The following tables summarize the adjustments recorded to restate stock-based compensation, related payroll and withholding charges and adjustments not related to stock-based compensation to the previously reported interim financial statements for fiscal year 2006 and 2005 (See Note 2 of the Consolidated Financial Statements for further information as to the nature of the adjustments below):

(in thousands)	Adjustments to Stock-based Compensation	Related Payroll and Withholding Charges	Adjustments Not Related to Stock- based Compensation	Total Pre-tax Adjustments
	Increase (Decrease) to Pre-tax Income
Quarter ended Mar. 25, 2006	$(18,217)	$(317)	$(2,185)	$(20,719)
Quarter ended Dec. 24, 2005	(19,774)	(317)	(2,729)	(22,820)
Quarter ended Sept. 24, 2005	(23,493)	(5)	(7,115)	(30,613)
Quarter ended June 25, 2005	(21,767)	(1,800)	(6,158)	(29,725)
Quarter ended Mar. 26, 2005	(22,194)	(4,285)	(3,293)	(29,772)
Quarter ended Dec. 25, 2004	(16,725)	(448)	(7,582)	(24,755)
Quarter ended Sept. 25, 2004	(25,942)	590	(1,200)	(26,552)

The effect on pre-tax income to our previously reported interim financial statements for fiscal years 2006 and 2005 and the nature of the adjustments not related to stock-based compensation is noted below:

	Accounts Receivable	Inventory	Property, Plant and Equipment	Accrued Employee Bonuses	Accrued Expenses	Interest Income and Other, net	Total
	Increase (Decrease) to Pre-tax Income (in thousands)
Quarter ended Mar. 25, 2006	$50	$—	$(450)	$(1,461)	$(897)	$573	$(2,185)
Quarter ended Dec. 24, 2005	(361)	(2,081)	(450)	479	(566)	250	(2,729)
Quarter ended Sept. 24, 2005	(269)	(1,051)	(450)	(4,275)	(1,138)	68	(7,115)
Quarter ended June 25, 2005	(1,010)	(3,276)	(450)	(2,341)	76	843	(6,158)
Quarter ended Mar. 26, 2005	2,485	(2,325)	(450)	(2,452)	(898)	347	(3,293)
Quarter ended Dec. 25, 2004	(2,578)	(2,827)	(509)	116	(1,991)	207	(7,582)
Quarter ended Sept. 25, 2004	1,124	534	605	(2,089)	(1,776)	402	(1,200)

Results of Operations (Restated)

Net Revenues (Restated)

For the three and nine months ended March 25, 2006

Net revenues were $478.2 million and $402.7 million for the three months ended March 25, 2006 and March 26, 2005, respectively, an increase of 18.7%. Net revenues for the nine months ended March 25, 2006 and March 26, 2005, were $1,347.8 million and $1,272.3 million, respectively, an increase of 5.9%. The increase in net revenues for the three and nine months ended March 25, 2006 as compared to the three and nine months ended March 26, 2005 was primarily due to higher unit shipments. This was offset somewhat by a change in product mix related to increased sales of proprietary and second-source products with lower average selling prices.

During the three months ended March 25, 2006 and March 25, 2005, approximately 79% and 72%, respectively, of net revenues were derived from customers outside of the United States. During the nine months ended March 25, 2006 and March 26, 2005, approximately 78% and 73%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months and nine months ended March 25, 2006 and March 26, 2005 was immaterial.

For the three and six months ended December 24, 2005

Net revenues were $445.5 million and $433.5 million for the three months ended December 24, 2005 and December 25, 2004, respectively, an increase of 2.8%. Net revenues for the six months ended December 24, 2005 and December 25, 2004, were $869.6 million and $869.7 million, respectively. The increase in net revenues for the second quarter of fiscal year 2006 as compared to the second quarter of fiscal year 2005 was primarily due to higher unit shipments. This was offset by product mix related to sales of products with lower average selling prices on our proprietary and second-source products. Net revenues remained flat for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 due to higher unit shipments offset by product mix related to sales of products with lower average selling prices.

During the three months ended December 24, 2005 and December 25, 2004, approximately 78% and 73%, respectively, of net revenues were derived from customers outside of the United States. During the six months ended December 24, 2005 and December 25, 2004, approximately 77% and 74%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three and six months ended December 24, 2005 and December 25, 2004 was immaterial.

For the three months ended September 24, 2005

Net revenues were $424.1 million and $436.2 million for the three months ended September 24, 2005 and September 25, 2004, respectively, a decrease of 2.8%. The decrease in net revenues for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 was primarily due to sales of products with lower average selling prices combined with a decrease in average selling prices on our proprietary and second-source products. This was offset to a large extent by higher unit shipments during the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005.

During the three months ended September 24, 2005 and September 25, 2004, approximately 76% and 74%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months ended September 24, 2005 and September 25, 2004 was immaterial.

Gross Margin (Restated)

For the three and nine months ended March 25, 2006

Our gross margin percentage was 65.7% and 70.3% for the three months ended March 25, 2006 and March 26, 2005, respectively. The gross margin percentage for the three months ended March 25, 2006 as compared to the three months ended March 26, 2005 decreased primarily due to an increase of $9.7 million in stock-based compensation recorded upon our adoption of SFAS 123(R) combined with unfavorable product mix changes resulting from sales of products with lower average selling prices. Gross margins for the three months ended March 26, 2006 and March 26, 2005 were negatively impacted by $0.4 and $3.2 million of inventory write downs, respectively.

Our gross margin percentage was 66.0% and 70.3% for the nine months ended March 25, 2006 and March 26, 2005, respectively. The gross margin percentage for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 decreased primarily due to an increase of $29.8 million in stock-based compensation recorded upon our adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. Gross margins for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 were favorably impacted by an $11.1 million reduction in inventory write-downs.

For the three and six months ended December 24, 2005

Our gross margin percentage was 65.8% and 71.0% for the three months ended December 24, 2005 and December 25, 2004, respectively. The gross margin percentage for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 decreased primarily due to an increase of $14.3 million in stock-based compensation recorded upon our adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. Gross margins for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 were favorably impacted by a $4.4 million reduction in inventory write-downs.

Our gross margin percentage was 66.2% and 70.2% for the six months ended December 24, 2005 and December 25, 2004, respectively. The gross margin percentage for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 decreased due to an increase of $20.1 million in stock-based compensation recorded upon our adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. Gross margins for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 were favorably impacted by an $8.4 million reduction in inventory write-downs.

For the three months ended September 24, 2005

Our gross margin percentage was 66.5% and 69.5% for the three months ended September 24, 2005 and September 25, 2004, respectively. The gross margin percentage for the three months ended September 24, 2005 as compared to the three months ended September 25, 2004, decreased primarily due to an increase of $5.8 million in stock-based compensation recorded upon our adoption of SFAS 123(R) combined with product mix changes resulting in sales of products with lower average selling prices. Gross margins for the three months ended September 24, 2005 as compared to the three months ended September 25, 2004 were favorably impacted by a $3.9 million reduction in inventory write-downs.

Research and Development (Restated)

For the three month and nine months ended March 25, 2006

Research and development expenses were $127.4 million and $99.4 million for the three months ended March 25, 2006 and March 26, 2005, respectively, which represented 26.7% and 24.7% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to an increase of $18.1 million in stock-based compensation recorded upon our adoption of SFAS 123(R) and an increase in salaries and benefits of $7.5 million from our hiring of additional engineers to support our research and development and process development efforts.

Research and development expenses were $380.3 million and $282.2 million for the nine months ended March 25, 2006 and March 26, 2005 respectively, which represented 28.2% and 22.2% of net revenues, respectively. The increase in research and development expenses was primarily due to an increase of $60.6 million in stock-based compensation recorded upon our adoption of SFAS 123(R) and an increase in salaries and benefits of $28.0 million from hiring additional engineers to support our research and development and process development efforts.

For the three and six months ended December 24, 2005

Research and development expenses were $123.4 million and $92.3 million for the three months ended December 24, 2005 and December 25, 2004, respectively, which represented 27.7% and 21.3% of net revenues, respectively. The increase in research and development expenses was primarily due to an increase of $17.7 million in stock-based compensation recorded upon our adoption of SFAS 123(R) and an increase in salaries and benefits of $9.5 million from hiring additional engineers to support our research and development and process development efforts.

Research and development expenses were $252.9 million and $182.8 million for the six months ended December 24, 2005 and December 25, 2004, respectively, which represented 29.1% and 21.0% of net revenues, respectively. The increase in research and development expenses was primarily due to an increase of $42.5 million in stock-based compensation recorded upon our adoption of SFAS 123(R) and an increase in salaries and benefits of $20.5 million from hiring additional engineers to support our research and development and process development efforts.

For the three months ended September 24, 2005

Research and development expenses were $129.5 million and $90.5 million for the three months ended September 24, 2005 and September 25, 2004, respectively, which represented 30.5% and 20.7% of net revenues, respectively. The increase in research and development expenses was primarily due to an increase of $24.8 million in stock-based compensation recorded upon our adoption of SFAS 123(R) and an increase in salaries and benefits of $11.0 million from hiring additional engineers to support our research and development and process development efforts.

The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, in part, on our success in recruiting the technical personnel needed for its new product introductions and process development, and on the level of stock-based compensation expense.

Selling, General and Administrative (Restated)

For the three and nine months ended March 25, 2006

Selling, general and administrative expenses were $39.9 million and $33.2 million for the three months ended March 25, 2006, and March 26, 2005, respectively, which represented 8.3% of net revenues, respectively. The increase in selling, general, and administrative expenses for the three months ended March 25, 2006 as compared to the three months ended March 26, 2005 was primarily due to an increase of $9.9 million in stock-based compensation recorded upon our adoption of SFAS 123(R). This was offset by a $3.5 million decrease in salaries and related expenses primarily attributable to tax benefits forgone during the third fiscal quarter of 2005 from the use of incorrect cash exercise dates and a $1.6 million in legal expenses primarily attributable to a settlement of our patent dispute with Linear Technology during the third fiscal quarter of 2005.

Selling, general and administrative expenses were $114.2 million and $92.4 million for the nine months ended March 25, 2006, and March 26, 2005, respectively, which represented 8.5% and 7.3% of net revenues, respectively. The increase in selling, general, and administrative expenses for the nine months ended March 25, 2006 as compared to the nine months ended March 26, 2005 was primarily due to an increase of $27.3 million in stock-based compensation recorded upon our adoption of SFAS 123(R). This was offset by a $3.0 million decrease in legal expenses primarily attributable to a settlement of our patent dispute with Linear Technology during the third fiscal quarter of 2005 and a $2.2 million decrease in advertising and marketing costs.

For the three and six month ended December 24, 2005

Selling, general and administrative expenses were $36.9 million and $30.2 million for the three months ended December 24, 2005 and December 25, 2004, respectively, which represented 8.3% and 7.0% of net revenues, respectively. The increase in selling, general, and administrative expenses for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 was primarily due to an increase of $9.1 million in stock-based compensation recorded upon our adoption of SFAS 123(R). In addition, salary and related expenses for the three months ended December 24, 2005 increased approximately $1.0 million compared to the three months ended December 25, 2004. These were offset by a $1.8 million decrease in advertising and marketing costs and a $1.0 million decrease in legal expenses.

Selling, general and administrative expenses were $74.3 million and $59.2 million for the six months ended December 24, 2005 and December 25, 2004, respectively, which represented 8.5% and 6.8% of net revenues, respectively. The increase in selling, general, and administrative expenses for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 was primarily due to an increase of $17.4 million in stock-based compensation recorded upon our adoption of SFAS 123(R). In addition, selling, general, and administrative expenses for the six months ended December 24, 2005 as compared to the six months ended December 25, 2004 increased $2.7 million primarily from $1.3 million of discretionary bonuses recorded. These were offset by a $3.2 million decrease in advertising and marketing costs and $1.4 million decrease in legal expenses.

For the three months ended September 24, 2005

Selling, general and administrative expenses were $37.5 million and $29.0 million for the three months ended September 24, 2005 and September 25, 2004, respectively, which represented 8.8% and 6.6% of net revenues, respectively. The increase in selling, general, and administrative expenses for the three months ended September 24, 2005 as compared to the three months ended September 25, 2004 was primarily due to an increase of $8.3 million in stock-based compensation recorded upon our adoption of SFAS 123(R) and an increase in salaries and related expenses of approximately $1.8 million. This was offset by a $1.5 million decrease in advertising and marketing costs.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues, our success in recruiting sales and administrative personnel needed to support our operations, and the level of stock-based compensation expense. We expect a significant increase in selling, general and administrative expenditures in fiscal years 2007 and 2008 for expenses associated with our restatement, related private litigation and other associated activities, particularly, for accounting, legal and other professional service fees.

Interest Income and Other, Net (Restated)

For the three and nine months ended March 25, 2006

Interest income and other, net was $11.0 million and $33.5 million for the three and nine months ended March 25, 2006, compared to $7.8 million and $20.4 million for the three and nine months ended March 26, 2005, respectively. This increase was mainly due to higher average interest rates.

For the three and six months ended December 24, 2005

Interest income and other, net was $11.5 million and $22.5 million for the three and six months ended December 24, 2005, compared to $6.4 million and $12.6 million for the three and six months ended December 25, 2004, respectively. This increase was mainly due to higher average interest rates.

For the three months ended September 24, 2005

Interest income and other, net was $11.0 million and $6.1 million for the three months ended September 24, 2005, and September 25, 2004, respectively. This increase was due to higher average interest rates and higher average invested cash, cash equivalents, and short-term investments balances.

Income Taxes (Restated)

For the three and nine months ended March 25, 2006

The effective income tax rate was 32.2% and 32.4% for the three and nine months ended March 25, 2006, compared to 33.4% and 33.7% for the three and nine months ended March 26, 2005, respectively. This decrease was due to the new domestic production activities deduction that was enacted as part of the American Jobs Creation Act of 2004 and benefited the Company for the first time in fiscal 2006. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

For the three and six months ended December 24, 2005

The effective income tax rate was 32.4% and 32.5% for the three and six months ended December 24, 2005, compared to 33.7% and 33.8% for the three and six months ended December 25, 2004, respectively. This decrease was due to the new domestic production activities deduction that was enacted as part of the American Jobs Creation Act of 2004 and benefited the Company for the first time in fiscal 2006. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

For the three months ended September 24, 2005

The effective income tax rate for the three months ended September 24, 2005 and September 25, 2004 was 32.5% and 34.0%, respectively. This decrease was due to the new domestic production activities deduction that was enacted as part of the American Jobs Creation Act of 2004 and benefited the Company for the first time in fiscal 2006. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Explanatory Note on Restatement at the beginning of this report, our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this report and the risk factors included in Part I, Item 1A of this report, as well as forward-looking statements and other risks described herein and elsewhere in this report, before making an investment decision regarding our common stock.

In connection with the restatement of our financial statements included in this comprehensive Annual Report on Form 10-K for our fiscal year ended June 24, 2006, we are restating our management discussion and analysis of financial condition and results of operations as of and for our fiscal years ended June 25, 2005 and June 26, 2004.

Overview

We are a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales offices and design centers throughout the world. We design, develop, manufacture and market linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers and are incorporated in the state of Delaware. We also provide a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The major end-markets in which we sell our products are the communications, computing, consumer and industrial markets.

RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS AND SPECIAL COMMITTEE AND COMPANY FINDINGS

Background of the Restatement and Special Committee Investigation

During the period between July 1, 1994 and June 24, 2006 (the “Review Period”), like many other technology-based, growth-oriented companies, we relied on stock option grants as a key tool for recruiting and retaining employees. Over the course of the Review Period, we made a total of 51,599 stock option grants, involving 198,535,450 underlying shares. During most of this period, the Compensation Committee approved the grant of stock options to our executive management, including those employees with a title of Vice President (“officers”), and our then-chief executive officer, John Gifford, as a one-person committee (the “Option Committee”), had been delegated the authority to grant stock options to all other employees, non-employees and the independent directors of the Company.

We first learned of potential issues with respect to our stock option granting practices from a research report published by Merrill Lynch, Pierce, Fenner & Smith, Inc., dated May 22, 2006 (the “Merrill Lynch Report”). The Merrill Lynch Report purported to analyze the timing of option grants made to executive officers by companies that comprise the Philadelphia Semiconductor Index, including Maxim, based on publicly available information. The Merrill Lynch Report concluded that the stocks comprising the index generated “excess returns” during the 20 trading day period following a given option grant date compared to the return for the calendar year in which the option was granted.

Shortly after the publication of the Merrill Lynch Report, various stockholder derivative actions were filed against us in a number of state and federal courts (for further discussion on this topic, please see Part I, Item 3 – Legal Proceedings contained in this report), which alleged, among other things, that certain of our current and former executive officers and directors breached their fiduciary duties to Maxim by engaging in alleged wrongful conduct of back-dating stock options during the period between our fiscal years 1996 and fiscal year 2002 as well as violating applicable securities laws. On June 14, 2006, our Board of Directors (the “Board”) authorized a Special Committee of the Board of Directors (the “Special Committee”) to review the allegations in the stockholder derivative actions and the specific stock option grants made to the executive officers named in such actions. Subsequently, the Special Committee expanded the scope of its investigation to include a review of stock option grants made to non-employee board members and non-executive officer employees. The Special Committee consisted of independent members of our Board of Directors who were assisted in the investigation by independent outside legal counsel and forensic accountants.

Following the Special Committee’s report of its findings to our Board in January 2007, which is discussed in further detail below, our management initiated an analysis of all grants made during the Review Period, including a detailed review of our option grant procedures and available grant documentation, as well as an analysis of pertinent grants made in earlier periods, in order to determine the adjustments necessary to correct for errors in our accounting for stock options.

The Special Committee’s and Management’s Findings

The principal findings of the Special Committee based on its review with respect to the stock option grant practices of the Company during the Review Period were that:

(1)

grants to officers were properly approved by the Compensation Committee and there was no evidence that any of the directors serving on the Compensation Committee engaged in any wrongdoing or malfeasance with respect to any such grants;

(2)

there was no evidence that any of the Company’s non-employee directors engaged in any wrongdoing or malfeasance with respect to any grants, including grants to officers, non-officer employees and directors;

(3)	the Compensation Committee used business judgment independently of management in granting options to officers;

(4)

pursuant to the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) and resolutions of the Board, authority to grant options to directors and non-officer employees and newly-hired employees (who were not officers) was delegated to the Company’s then chief executive officer as the one-person Option Committee;

(5)

there were procedural deficiencies and misdated grants, including documentation that was not finalized until after the selection of grant dates, and changes made by the Option Committee to the number of shares underlying certain grants after the approval date of such option grants;

(6)	contemporaneous documentation for stock option grants could not be located in some cases;

(7)

during the Review Period, the limited controls and the lack of definitive processes for stock option approval and recordation allowed for the use of hindsight in selecting dates for grants made to certain newly-hired employees and, in some cases, part-time employees;

(8)

the Company’s former chief executive officer and former chief financial officer had knowledge of, and participated in, the selection of grant dates for director, non-employee and employee option grants from 1999 through 2005, either with the benefit of hindsight or prior to completion of the grant-approval process, and were the employees most involved in the selection of grant dates;

(9)

the Company’s former treasurer and former manager of stock administration had knowledge of, and participated in, the selection of certain grant dates based on hindsight or prior to the completion of the grant-approval process;

(10)

on many occasions, exercise dates for options exercised by grant recipients, including our former CEO, appear to have been incorrectly reported. Generally, in these instances, the price of our common stock was lower on the reported exercise date than on the date the option actually was exercised. The reporting of such incorrect exercise dates would have had the effect of reducing the exercising employees’ taxable income, resulting in underreported liabilities for withholding taxes and exposing us to withholding tax liabilities plus penalties and interest for failure to pay such withholding taxes. The Special Committee did not reach a conclusion as to whether any employees involved in this practice acted with the intent to defraud; and

(11)

the former chief executive officer, former chief financial officer, former treasurer, and former manager of stock administration understood the accounting consequences of granting options at a price other than the fair market value on the date of grant. The Special Committee did not reach a conclusion as to whether any of these individuals acted with intent to defraud.

Supplementing the review by the Special Committee, our management has completed an internal review of our stock option grants and practices and determined that accounting adjustments to our previously filed financial statements were required for:

(a)

instances where periodic grants were made to employees and independent directors where the selection of grant dates was made with the benefit of hindsight or prior to the completion of the granting process;

(b)	instances where grants were made to new employees prior to commencement of employment or were dated prior to the completion of the granting process;

(c)	instances where the accounting treatment of other granting activities was not in compliance with Generally Accepted Accounting Principles (“GAAP”);

(d)	instances where modifications to grants were not properly accounted for; and

(e)	the provision for income taxes, payroll taxes, penalties and interest in connection with the above stock-based adjustments and the use of incorrect cash exercise dates.

Management identified material weaknesses in our internal control over financial reporting relating to our not maintaining an effective control environment and, separately, not maintaining effective controls over stock option practices and the related accounting for stock option transactions. In addition to restating our previously issued financial statements, we have subsequently implemented actions intended to remediate (under the direction of our Board and our management) these material weaknesses. These remedial actions are more fully discussed in Item 9A. Controls and Procedures and included the implementation of (1) a new set of Corporate Governance Guidelines, (2) an Equity Award Grant Policy setting out formal procedures for the grant of stock options and other equity awards and (3) a more comprehensive Insider Trading Policy. The Board has also established a Nominating and Governance Committee to oversee the development, implementation and maintenance of proper corporate governance principles.

Grant Processes

We did not utilize a consistent process for making and documenting option grants during the Review Period. Not only were various processes used over the years but within the same periods, different processes were used for different types of grants. As a result, it has been necessary for us to consider a variety of factors in determining the appropriate accounting for option grants in the restatement.

Under our stock options plans, going back to the time we initially offered shares to the public, the Compensation Committee has been authorized to make grants to directors, officers, employees and consultants or other persons who were not employees. During the early part of the Review Period (starting in February 1995), the Compensation Committee delegated an increasing amount of option granting authority to our then-chief executive officer, Mr. Gifford, as the one-person Option Committee, culminating in authority to make grants to anyone other than himself and other officers being delegated to the Option Committee by November 1997. It was, however, the general practice for Mr. Gifford to report to the Board for its information at the Board’s regularly scheduled quarterly meetings the grants made by the Option Committee since the last Board meeting, although this was not done uniformly.

In particular, starting in November 1996, the Option Committee’s grant-making authority extended to include our independent directors (although such grants were generally made by the Option Committee to implement the independent director compensation policies that had been set by the Board). Prior to that time, annual grants to independent directors were issued in accordance with the non-discretionary provisions of the Company’s 1988 Non-Employee Director Stock Option Plan.

Our general practice during the Review Period was to make option grants to employees on an annual basis, in the fiscal quarter of the anniversary of an employee’s date of hire. For non-officer employees, these grants were usually made by the Option Committee upon recommendation of the Vice President in charge of the operation in which the employee worked. In addition, we used option grants extensively in recruiting new employees. Accordingly, the Option Committee approved grants on a regular basis, often several times a month.

Our review indicated that, consistent with the Compensation Committee’s delegation policy, grants made during the Review Period to persons who at the time were officers of the Company were approved by the Compensation Committee, either at a meeting or by the unanimous written consent of the committee members. Approvals provided at meetings were evidenced by minutes; approvals by written consent were sometimes evidenced by formal documentation signed by all committee members and in other instances by correspondence to and from committee members.

We reviewed available documentation concerning grants to officers and determined that signed minutes that specifically reference the approval of grants (including the recipient, the number of underlying shares and the exercise price) in the text of the minutes (as distinguished from an exhibit that could have been finalized later) and written consents with dated signatures that likewise specifically reference the approval of grants in their text (“Approval Documentation”) represent the best evidence of the finality of grant approval. Where Approval Documentation was available, we relied on it to confirm the grant date historically recorded by the Company and, except in cases where a “one day adjustment” was made as discussed below, determined that the recorded grant date should be used as the measurement date for the grant. We were able to rely on Approval Documentation to determine the measurement date for a majority of grants made to officers. Where Approval Documentation was not available, we determined the measurement date based on other available documentation, as discussed below.

In general, the grants made during the Review Period to independent directors, employees who were not officers at the time and persons who were not employees were approved by the Option Committee. The Option Committee’s granting process was usually informal and produced few contemporaneous documents evidencing grant approval. Documentation located includes minutes of the Option Committee and Mr. Gifford’s handwritten notes and emails sent on his behalf to our chief financial officer or our stock administration department (“Stock Administration”). In some instances, however, no such documentation could be found. With respect to grants to independent directors, the Option Committee generally approved the grants through handwritten notes or memoranda to the chief financial officer. In some instances, signed minutes of the Board or Compensation Committee were also available indicating that option grants had been awarded by the Option Committee to independent directors and in some instances also to employees classified as managing directors.

Grant Documentation

While Stock Administration maintained the Company’s records regarding stock options, the role it played in our option granting process was limited and varied from grant to grant. There was no prescribed stage at which Stock Administration was to be informed that a particular option grant was or was to be made. For grants approved by the Option Committee, the key grant terms were often supplied separately and, in particular, information regarding the number of shares and the exercise price was frequently provided at different times. Stock Administration used, commencing in August 1997, an electronic database known as “Equity Edge” (“EE”) to record grants and previously maintained records of option activity was entered into EE at that time. Grant information was typically entered into EE only after Stock Administration was informed by the Option Committee and/or the then chief financial officer of the approved number of shares to be granted, the exercise price (specifically or by designation of the date to be used as the grant date) and the recipient. Accordingly, we relied on information from EE only to a limited degree, as indicated below. In particular, where other forms of grant approval evidence were available to determine price, we did not rely on EE data with regard to establishing when a pricing decision was made with regard to a grant. EE data did, nevertheless, provide us with dates, including when records were entered into the database, that we sometimes used in determining measurement dates, as discussed below.

In the absence of Approval Documentation with respect to a grant, we considered the available evidence and selected the measurement date to use in the restatement. Except in cases where Approval Documentation was available, no individual available document provided evidence that the key terms of a grant (grant price and the number of shares) were established with finality prior to the date of the document. Accordingly, among the various types of such documents available, no one type has been considered to have evidentiary priority over the other relevant documents, and our determination of measurement dates has taken into account all the various documents and our understanding of our option granting practices during the relevant period. The documents we principally relied upon to determine the approval and key terms of a grant, including the recipient, the number of underlying shares and the date the grant was finalized (and the corresponding measurement date), fall into one or, in most cases where needed to establish all of this information, two or more of the following categories, depending on the type of option grant:

•

minutes of Compensation Committee meetings or consents of the committee members that did not meet the criteria for classification as Approval Documentation (e.g., such minutes were used by us in some cases as evidence of a pricing decision for non-officer grants);

•

Compensation Committee meeting minute exhibits, if the recipient and the number of underlying shares were specified in the exhibit, but with respect to selection of the measurement date only if a print date was available for the exhibit;

•

unsigned drafts of Compensation Committee meeting minutes, in combination with additional, corroborating evidence (such as emails or memoranda), if these drafts specifically referenced the approval of a grant, including the recipient and the number of shares;

•	signed minutes of the Option Committee that specifically reference, in the text, the approval of the grants, but only if accompanied by a fax header date indicating the committee approval date;

•

memoranda from the Option Committee to the chief financial officer indicating approval of a grant where we were able to establish the date of the communication; in particular, internal memoranda were found in electronic form documenting pricing decisions made by the Option Committee starting in March 2001, usually drafted by the chief financial officer or at his direction for execution by the Option Committee; we established the date on which such a memoranda was finalized using the “last revised” date of the electronic document metadata; in some cases, only paper copies of such memoranda existed but they included dated fax headers and we relied on such dates;

•	emails or other dated correspondence between the chief financial officer and Stock Administration providing details regarding the pricing decisions purportedly made by the Option Committee;

•

summaries of the granting activities of the Option Committee (usually in the form of list of grants made) presented to the Compensation Committee or the Board, usually at its next regularly scheduled quarterly meeting, if the recipient, the number of underlying shares and the exercise price were identified in the summary; we relied on the meeting date at which such summaries were presented for pricing decision date information where a significant majority of the grants made in a single granting action appeared on the summary and another pricing decision date was not indicated by other evidence;

•

the EE system recorded the dates grant information was entered into the system (“Record Added Dates”) and this information was available for each grant entered into the system after August 13, 1997; we considered, and in many cases relied on, the Record Added Dates when other documentation and better evidence of finality was not available;

•

grant notification forms provided to recipients, which Stock Administration would generate from the EE system and mail to option recipients; these forms contained the key terms of the grant including price and we considered such forms where the information was otherwise verifiable and the form had been signed by the recipient and returned to Stock Administration;

•

the full time hire dates of employees recorded in our human resources database, which we in many cases relied on in selecting the measurement dates for grants made to new hires where other documentation evidenced the approval and number of shares underlying the grant; and

•

where other information regarding the date of finalization of the key terms of a grant was not available, our earnings release dates for the fiscal quarter corresponding to the recorded grant date, inasmuch as it was our standard practice that the grant, including pricing, decision for all grants used in calculating our fully diluted number of shares to have been made prior to the earnings release date.

We also relied on other correspondence such as emails, handwritten notes and memoranda between the Option Committee and the chief financial officer and/or Stock Administration, as well as memoranda to directors discussing previously approved grants, as corroborating evidence to determine the finality of grants. Our use of the foregoing documents and evidence to determine measurement dates is discussed further below.

Discussion of Types of Adjustments

Management performed an analysis of all 51,599 grants made during the Review Period resulting in the selection of new measurement dates for 47,422 grants. In nearly all such cases the new measurement date occurs after the originally recorded grant date. Additionally, adjustments were recorded to properly account for grants made to consultants and non-employees, for guaranteed gain or repurchase provisions attached to certain grants, for modifications made to grants and to properly record the provision for taxes associated with these errors and the liability associated with the use of incorrect cash exercise dates. The reasons that these adjustments are required are summarized below.

Changes in measurement dates for annual review and certain other grants

We determined that certain grants made to directors, officers and to other employees as part of the annual review or other regular granting process during the Restated Annual Periods had recorded grant dates that were not supported by the available evidence and required revised measurement dates. Certain of the differences resulted from a granting practice that priced grants on the day prior to the granting action. We also concluded that some grant dates were selected with hindsight or the original grant date preceded the completion of the grant approval process. In total there were 37,060 grants in this category with 106,172,454 underlying shares during the Restated Annual Periods for which measurement date adjustments were required. The compensation expense, net of forfeitures, resulting from these adjustments totals $382.7 million, of which $39.3 million arose from grants made to persons who were directors or officers on their recorded grant date. These grants were split among the various populations as indicated below:

	Number of Shares Requiring Adjustment	% of Total Adjusted Grants	Stock Based Compensation Expense	% of Expense
			($ in thousands)
Directors	671,000	0.6%	$3,986	1.0%
Officers	15,612,301	14.7%	35,357	9.2%
Other Employees	89,889,153	84.7%	343,316	89.8%

Total	106,172,454	100.0%	$382,659	100.00%

In general these adjustments were made for one or more of the following reasons.

One-Day Adjustment

The Compensation Committee, as permitted by the Company’s stockholder approved stock incentive plans, followed the authorized practice of setting the exercise price of an option based on either the closing sale price of the Company’s common stock on the date of the granting action or on the business day prior to the date of the granting action. For purposes of the restatement, we have selected the date on which the Compensation Committee approved the granting action as the measurement date.

Grant dates were selected with hindsight or prior to completion of the granting process

For many of the periodic employee grants after 2001, the Option Committee memorialized grant date decisions in internal memoranda. Where these internal memoranda were not located, emails between employees involved in the stock administration process or other such documents provided details regarding the pricing decisions made by the Option Committee.

The preparation date of the memoranda as evidenced by its metadata and the date of the emails were considered to be the most reliable indication of the actual date on which the Option Committee made its grant date decision. The memoranda and emails were routinely prepared on a date after the originally recorded grant dates and involved the use of hindsight in selecting the grant dates. We consequently adjusted the measurement dates for these grants to the later of when the number of shares was finalized or the date when the memoranda were prepared or the emails were sent.

Insufficient contemporaneous documentation of finality

We determined that contemporaneous documentation for many of the granting actions during the Restated Annual Periods was not available to support the originally recorded grant dates. For example, we generally granted options to employees each year during the fiscal quarter of the anniversary of their hire dates. However contemporaneous documentation was largely unavailable and, when available, often lacked the date of approval by the Option Committee. As a result, they could not be relied upon to determine when the number of underlying shares was finalized. In these circumstances the Record Added Date was considered to be the most reliable source for determining the date by which the number of underlying shares granted to each employee was known with finality.

When pricing memoranda or emails demonstrating finality of price were not located, we used the date of the Compensation Committee meeting for which grant listings containing the grants in question were presented as the de facto pricing decision date. We relied on these grant listings when the majority of the grants given the same recorded grant date were included on the listings and there were no other contemporaneous documents available to demonstrate when the grant date and exercise price became final. We also considered the date of the quarterly earnings press release and any available grant notification forms when determining pricing decision dates. We generally used the earlier of the date of the grant listings, grant notification forms, or the earnings release date for the fiscal quarter which contained the recorded grant date.

Grants made to new employees

We determined that certain grants to newly hired employees were improperly accounted for and required accounting adjustments. There were 4,762 new hire grants for a total of 36,884,194 underlying shares during the Restated Annual Periods, approximately 96% of new hire grants, for which adjustments were required. The compensation expense resulting from the adjustment of measurement dates for these grants is $122.1 million, net of forfeitures, in the Restated Annual Periods. In general, these adjustments were made for one or more of the following reasons.

The Part-Time Program

In 1999, we created a program that we believed would permit the granting of options to employees prior to commencement of their full-time employment (the “Part-Time Program”). The terms of the Part-Time Program specified that an employee was eligible for part-time status prior to commencement of full-time employment with the Company if certain criteria were met.

The majority of participants in this program were found not to have the characteristics of an “employee” based on the definitions and criteria provided in Section 422 of the Internal Revenue Code of 1986, as amended, and in certain cases did not meet the criteria set by us for participation in the Part-Time Program. We concluded that the grants to the Part-Time Program participants should not have been considered employee grants until the commencement of their full-time employment. Nevertheless, for purposes of proper measurement date determination, we treated all grants made to part-time employees as employee grants as they were made in contemplation of full-time employment and the grant would not vest until full-time employment commenced. No grant made under the Part-Time Program was given a measurement date earlier than the full-time hire date.

Grant dates were selected with hindsight or prior to completion of the granting process

Shares for new hires were finalized and communicated in offer letters; however the exercise price was not typically stated in the letters but instead included a statement that the timing of the grant would be at the full-time start date or other date decided at the discretion of the Board. Beginning in fiscal year 2001, for many of the new hire grants, the Option Committee memorialized the grant date and pricing decision in internal memoranda. Where these internal memoranda were not located, emails between employees involved in the stock administration process often provided details regarding the pricing decisions made by the Option Committee.

The preparation date of the memoranda as evidenced by its metadata and the date of the emails were considered to be the most reliable indication of the actual date on which the Option Committee made its pricing decision. The memoranda and emails were often prepared on a date after the originally recorded grant dates and documented the use of hindsight in the selection of the grant dates. We consequently adjusted the measurement dates for these grants to the later of the hire date or the date reflected by the pricing documentation.

Insufficient contemporaneous documentation of finality

There were instances where contemporaneous documentation of the pricing decision was not available. In those instances the date when the grant was entered into EE was considered to be the most reliable source for determining the date by which the price and the number of underlying shares granted to each employee was known with finality. We consequently adjusted the measurement dates for these grants to the later of the hire date or the Record Added Date.

Incorrect treatment of other granting activities

We determined that certain grants to foreign employees and to non-employee consultants were improperly accounted for and required accounting adjustments. Additionally, we have recorded an adjustment for certain option related arrangements such as guaranteed gains and repurchase agreements that had been accounted for improperly. The specifics of these situations are described in more detail below:

Grants to Foreign Employees

In 2000, we became aware of tax regulations in Switzerland that resulted in employees being taxed upon grant at the fair market value of the award. In 2001, we made modifications to grants that had been made to Swiss employees in 2000 by changing grant dates in an effort to minimize the employees’ tax liabilities.

Also in 2000, we became aware of certain Italian tax regulations that affected the tax obligations of the Company and Italian employees related to stock option grants in Italy. To avoid negative tax consequences, grants made to Italian employees needed to be priced at the higher of the grant date’s spot price, which was defined as the prior day’s closing price, or the average of the prior 30 days’ closing prices. Between November 2000 and October 2001, we modified historical grant dates and/or prices made to Italian employees to comply with the Italian tax pricing requirements.

There were 109 foreign employees who received 508 grants for a total of 2,154,282 underlying shares during the Restated Annual Periods with modified grant dates and/or prices. The aggregate restated compensation expense resulting from the adjustment of measurement dates for these grants is $10.1 million, net of forfeitures, in the Restated Annual Periods.

Grants to Non-Employee Consultants

Stock option grants were made to employees of outside firms that performed design work for us under contractual arrangements as a means of recruiting these individuals for eventual employment by the Company. At the time of the grants, these individuals did not meet the characterization of an employee as defined by the Internal Revenue Service Revenue Ruling 87-41. Additionally, there were other grants made to non-employee individuals who rendered consulting services to the Company. These grants have been restated to account for them as non-employee grants under the relevant accounting literature at the time.

•

Grants to non-employee consultants who never became full-time employees of the Company have been accounted for variably using the fair value based method, as specified within SFAS 123 as interpreted by EITF 96-18. The fair value of the grants has been determined utilizing the Black-Scholes option pricing model.

•

Grants to non-employee consultants who, subsequent to the option grant, became full-time employees of the Company have been accounted for variably using the Black-Scholes fair value method starting at the recorded grant date and ending on the first day of employment at which time we began fixed accounting for the grant with a new measurement date.

A total of 71 non-employees received a total of 86 grants for a total of 3,015,728 underlying shares for which adjustments were required. The aggregate restated compensation expense resulting from the adjustment of measurement dates for these grants is $34.0 million, net of forfeitures, in the Restated Annual Periods.

Grants with Guaranteed Gain Provisions or Repurchase Arrangements

In connection with certain grants, we pledged to the grant recipient that a specified level of gain would be realized upon exercise of the grants. As a result of our lack of process for tracking and calculating guaranteed gains offered to employees, we failed to identify, properly calculate and record accrued expenses for certain minimum guaranteed gain amounts, resulting in the need for correction of this error. Prior to the restatement, we had recorded a total of $3.7 million in compensation expense related to these provisions.

Additionally, we identified certain transactions which were previously accounted for as guaranteed gains, but in substance were repurchase arrangements. Pursuant to the terms of these arrangements, we agreed to repurchase a stipulated amount of a new hire’s options at a fixed price (above the exercise price) within a period of time after a selected date. In substance, this feature represents a “put” giving the employee the right to require us to repurchase the shares after the selected date. The proper accounting for this type of put feature is variable accounting from the grant date to the earlier of (a) the expiration of the put feature or (b) exercise of the put feature.

We have recorded as part of the restatement an additional $5.8 million in compensation expense, net of forfeitures, for the above provisions through June 25, 2005. The aggregate restated compensation expense, net of forfeitures resulting from guaranteed gains and repurchase arrangements is $9.5 million in the Restated Annual Periods.

Grant Modifications Not Previously Accounted For

We determined that many modifications had been made to grants and had not been accounted for in accordance with GAAP. We identified instances where modifications to grants effectively renewed or extended the life of the grants or that accelerated the vesting of options in connection with an individual’s termination of employment. This population includes grants that were not properly canceled upon an employee’s termination, a small number of which were made available to the individual upon rehire. A total of 546 employees and 2,047 grants for a total of 8,450,000 underlying shares were modified in this way, resulting in the recognition of an aggregate compensation expense of $150.7 million in the Restated Annual Periods.

We also identified certain grants that were modified to alter the grant date exercise price through a direct repricing of the grant or a cancellation of the grant and issuance of a replacement grant at a lower exercise price. These modifications require variable accounting treatment. We have recorded in the Restated Annual Periods an additional $12.9 million in compensation expense, net of forfeitures, for these direct and indirect repricings.

Adjustments for Income Taxes and Other Taxes

In connection with the additional stock-based compensation expenses identified, we have made adjustments to our income tax provision and other taxes as described below:

•	To account for the corporate income tax effect of adjustments to stock based compensation, we recorded cumulative income tax benefits of $253.6 million in the Restated Annual Periods;

•

To account for the fact that in certain jurisdictions, including the United States, the Company is able to claim a tax deduction when stock options are exercised or when restricted stock units vest, giving rise to a deferred tax asset for stock based compensation related to unexercised stock options and unvested restricted stock units for which a future tax deduction is expected, we recorded adjustments which resulted in a deferred tax asset of $149.1 million at June 25, 2005;

•

To establish reserves because certain stock options deductions claimed on corporate income tax returns in prior years may be disallowed by Internal Revenue Code (“IRC”) Section 162(m), which limits the annual deduction for non-performance-based compensation paid to certain employees to $1 million, we recorded a reserve of $27.8 million as of June 25, 2005;

•

To account for United States and foreign payroll tax liabilities as to which the statute of limitations has not expired for (i) exercises of options that may no longer be considered as incentive stock options (“ISOs”) because they had an incorrect measurement date for accounting purposes; (ii) exercises of options with incorrect measurement dates by employees subject to tax in certain foreign jurisdictions in which the grant of an option at a discount creates additional tax liabilities; and (iii) exercises of options for which an incorrect exercise date may have been used, we recorded adjustments in the Restated Annual Periods which resulted in payroll tax liabilities of $19.7 million, at June 25, 2005, net of reversals generated by the expiration of the statute of limitations; and

•

To account for the corporate income tax benefits that we expect to be entitled to in prior years related to the exercise of options that may no longer qualify as ISOs and the use of incorrect exercise dates for certain cash exercises, we recorded adjustments which resulted in an income tax receivable of $4.3 million, at June 25, 2005, net of $9.6 million of reversal of such benefits generated in years for which the statute of limitations for claiming tax benefits has expired.

We considered the application of IRC Section 409A deferred compensation rules to stock options that had incorrect measurement dates. Generally, stock options vesting after December 31, 2004 are subject to IRC Section 409A if the exercise price was less than the fair market value of the underlying stock on the grant date. IRC Section 409A can accelerate the recognition of income and result in the imposition of additional taxes on employees holding options that are subject to IRC Section 409A. We determined that no material IRC Section 409A liabilities existed as of June 25, 2005.

Other Adjustments

In connection with the restatement, the Company identified certain other errors in accounting determinations and judgments which, although immaterial, have been reflected in the restated consolidated financial statements. The aggregate effect of these adjustments on the Restated Annual Periods was a reduction of $23.0 million to pre-tax income. The effect on pre-tax income to our consolidated financial statements of these other adjustments is noted in the table below. These other adjustments are discussed in further detail in Note 2 to the Consolidated Financial Statements.

	Year ended	Year ended	Year ended	Year ended	Cumulative amount at
	June 25, 2005	June 26, 2004	June 28, 2003	June 29, 2002	June 30, 2001
	Increase (Decrease) in Pre-tax Income - (In thousands)
Accounts receivable	$21	$1,319	$(29)	$1,885	$1,701
Inventory	(7,894)	(4,737)	15,763	—	—
Property, plant and equipment	(804)	—	—	—	7,800
Other assets	—	(3,400)	455	1,300	1,645
Accrued employee bonuses	(6,766)	(7,332)	1,204	(4,642)	(9,799)
Accrued expenses	(4,589)	(13,614)	(3,133)	(5,797)	11,876
Interest income and other, net	1,799	910	733	1,168	—

	$(18,233)	$(26,854)	$14,993	$(6,086)	$13,223

Summary of Restatement Adjustments

With regard to our option grants during the Review Period and the other accounting errors described above, we recorded the following adjustments for fiscal years 2002 through 2005:

	Fiscal Year Ended				Cumulative amount at June 30, 2001
	June 25, 2005	June 26, 2004	June 29, 2003	June 29, 2002
	(in thousands)
Net income, as previously reported	$540,837	$419,752	$309,601	$259,183

Additional stock-based compensation expense	(86,628)	(153,530)	(127,366)	(91,145)	$(253,327)
Income tax related effects	27,947	54,829	43,596	32,900	94,367

Additional compensation expense, net of tax	(58,681)	(98,701)	(83,770)	(58,245)	(158,960)

All other adjustments	(24,176)	(26,722)	14,813	(11,757)	(4,344)
Income tax effects of all other adjustments	4,297	11,281	(3,960)	(614)	4,135

All other adjustments, net of tax	(19,879)	(15,441)	10,853	(12,371)	(209)

Total decrease to net income	(78,560)	(114,142)	(72,917)	(70,616)	$(159,169)

Net income, as restated	$462,277	$305,610	$236,684	$188,567

Earnings per share, as previously reported
Basic	$1.66	$1.28	$0.96	$0.80

Diluted	$1.58	$1.20	$0.91	$0.73

Earnings per share, as restated
Basic	$1.42	$0.94	$0.73	$0.58

Diluted	$1.35	$0.88	$0.70	$0.54

Statements of Cash Flows Adjustments

We have also restated our Consolidated Statements of Cash Flows for 2005 and 2004 to reflect the following corrections:

•

We have excluded the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable” at the end of the reporting period. Historically, changes in “accounts payable” related to such purchases were included in cash flows from operating activities, while the investing activity caption “Additions to property, plant and equipment” included these purchases. As these unpaid purchases do not reflect cash transactions, we are correcting our cash flow presentations to exclude them. These corrections resulted in an increase to the previously reported amounts of cash provided by operating activities of $29.9 million in fiscal 2005 and a decrease to the cash provided from operating activities of $26.5 million in fiscal 2004, resulting from a reduction in the amount of cash provided from the change in accounts payable in those years. The corresponding corrections in the investing section was to increase cash used in investing activities by $29.9 million in fiscal 2005 and to decrease cash used in investing activities by $26.5 million in fiscal 2004, as a result of the reduction in the amount of cash used for purchases of property, plant and equipment in those years;

•

In fiscal 2004, we reclassified $20.8 million from cash and cash equivalents to restricted cash in connection with a legal settlement that was paid in fiscal 2005. This correction resulted in an increase in cash used in investing activities in fiscal year 2005 and a decrease in cash used in investing activities in fiscal year 2004; and

•

In fiscal 2003, we reclassified $40.0 million of investments with an original maturity of less than 90 days to cash and cash equivalents. This reclassification resulted in a reduction of $40.0 million in cash inflows from investing activities associated with sales and maturities of available for sale securities in fiscal year 2004.

The above cash flow corrections had no impact on previously reported results of operations, working capital or stockholders’ equity of the Company.

Adjustments to Additional Paid-in Capital for Common Stock Repurchases

In certain years, we charged retained earnings in connection with stock repurchases as previously reported additional paid in capital had been depleted from such repurchases. As a consequence of the restatement adjustments, additional paid in capital was increased. Accordingly, we have reclassified amounts previously charged to retained earnings to the extent restated additional paid in capital was available.

Adjustment due to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”)

The adoption of SFAS 123(R) as previously reported did not include a cumulative effect of a change in accounting principle in fiscal year 2006, the period of adoption. As a consequence of the restatement adjustments, we recorded as an increase to net income, a cumulative effect adjustment of $1.6 million, net of tax, as of June 26, 2005. This adjustment reflects the difference between using actual forfeitures under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and estimated forfeitures under APB 25 for unvested stock options outstanding on the adoption date. Additionally, upon the adoption of SFAS 123(R), the unamortized balance of $166.7 million of deferred stock-based compensation, as restated, within stockholder’s equity was reclassified to additional paid in capital.

Use of Judgment

Measurement Date Determination

We have determined revised measurement dates for stock option grants based on the totality of the information available to us. Each revised measurement date reflects the date for which there is objective evidence that the required granting actions necessary to approve the grants were completed. For grants where there was not sufficient documentation to support the determination of the precise date when the number of shares and exercise price were finalized, we used all available relevant information to form a reasonable conclusion as to the most likely measurement date for such options.

In determining the revised measurement dates we placed different levels of reliance on the various types of documents. For example, we placed a higher level of reliance on Approval Documentation (e.g. signed minutes of the Board of Directors or the Compensation Committee that specifically referenced the approval of grants including the recipient, the number of shares to be granted and the exercise price) than was placed on documents such as grant notification forms which would indicate the last date that a grant could have been finalized but were not themselves Approval Documentation. For those grants where Approval Documentation was not available we relied upon the earliest dated document (or combination of documents) that indicated that the key terms of a grant were established with finality on or prior to the date reflected on the document as being support for the most likely measurement date for the grant.

Sensitivity Analyses Performed

In light of the significant judgments used in establishing these revised measurement dates and the fact that the quality and quantity of available documentation required judgment in determining the date at which finality was achieved for the majority of the grants, alternative approaches to those used by us could have resulted in different stock-based compensation expense than recorded by us in the restatement. While we considered various alternative approaches, we believe, based on all relevant factors, that the approach we used was the most appropriate under the circumstances. However, we conducted various sensitivity analyses to assess how the restatement adjustments could have changed under alternative methodologies for determining measurement dates for stock option grants originally recorded from fiscal 1997 through fiscal 2005. For those grants where Approval Documentation existed, no judgment of material consequence was applied in selecting the measurement date.

•

We prepared a sensitivity analysis to determine the hypothetical minimum and maximum compensation expense charges that we might have recorded for these grants had the actual measurement date been known and it occurred on the date when our stock price was the highest or lowest within the possible range of dates. While we believe the evidence and methodology we have used to determine the revised measurement dates to be the most appropriate, we also believe that illustrating the differences in stock-based compensation expense using these alternative hypothetical date ranges provides incremental insight into the range within which stock-based compensation expense could have fluctuated if we chose other measurement dates. After developing a range of dates within which the option grant could reasonably have been finalized, we selected the highest and lowest closing price of our Common Stock within the date range to determine the range of potential compensation expense adjustments. We then compared these aggregate amounts to the stock-based compensation expense that we recorded in the restatement. While this methodology does not represent the charges that would have resulted had we chosen to apply an alternative methodology it does provide the hypothetical high and low range of possible compensation charges for these grants.

The start of the range of dates for the sensitivity analysis was selected based on the facts and circumstances of each particular granting action while the end of the range was generally the measurement date we selected, as we are reasonably certain that finality had occurred by the selected measurement date. The start of the range selected was never prior to the recorded grant date, as, even where grants were made with hindsight, we believe this date represented the earliest date that finality could have occurred. Though the recorded grant date was used as the start of the range for certain grants, in a majority of cases the range started with the earliest dated document indicating that one key term was finalized (i.e. the date that either the price or the shares were finalized but not both).

The results of this sensitivity analysis and the recorded compensation expense by fiscal year, net of forfeitures, are presented below:

	1997	1998	1999	2000	2001
	(in thousands)
Hypothetical Low Price Expense	$3,423	$4,313	$7,749	$15,860	$27,710
Compensation Expense (As Restated) (1)	4,579	7,106	13,216	34,814	61,715
Hypothetical High Price Expense	5,554	10,070	18,810	46,586	95,076

	2002	2003	2004	2005	Total
	(in thousands)
Hypothetical Low Price Expense	$43,092	$54,003	$58,490	$51,859	$266,499
Compensation Expense (As Restated) (1)	81,692	104,480	113,470	94,332	515,404
Hypothetical High Price Expense	112,094	136,844	143,536	121,288	689,858

(1)

The restated compensation expense included in the table above excludes $1.1 million in stock-based compensation charges related to the attribution of expense during the Restatement Annual Periods for remeasured grants dated prior to fiscal year 1997.

•

We prepared a second sensitivity analysis showing different types of documentation that we relied upon for determining measurement dates in order to obtain additional insight into the range within which stock-based compensation expense could have fluctuated if we chose other measurement dates. We then compared the compensation expense resulting from the document type to the hypothetical minimum and maximum compensation expense charges that were calculated as described above.

The results of this sensitivity analysis and the recorded compensation expense by document type, net of forfeitures, are presented below:

Document Type	Hypothetical Low Price Expense	Compensation Expense (as Restated)	Hypothetical High Price Expense
	(in thousands)
Approval Documentation	$26,215	$26,215	$26,215
Pricing Memo / Pricing Memo Equivalent	30,940	31,358	33,083
Board Book Listing / Meeting Exhibit	23,067	30,399	37,517
Earnings Release	5,096	9,217	13,329
Grant Notification Form	17,174	52,755	66,048
Record Added Date	154,013	344,611	483,344
Full Time Hire Date	9,045	17,368	24,528
Other Documents	949	3,481	5,794

Total	$266,499	$515,404	$689,858

Our methodology in selecting measurement dates was based on the best available evidence including the document types summarized in the above table and results in the most likely measurement dates and the best measure of compensation expense. Additionally, based on comparisons of the restated compensation expense to alternative expenses as shown in the above tables, we have concluded that the compensation expense resulting from our selected measurement dates falls relatively close to the middle of the range, as opposed to an extreme high or low position, produced by using hypothetical dates on which high and low stock prices occurred.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include restatement of stock-based compensation expense, revenue recognition and accounts receivable allowances, which impact the recording of revenues, valuation of inventories, which impacts costs of goods sold and gross margins, the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets, accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses, accounting for income taxes, which impacts the income tax provision, and litigation and assessment of contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further below. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period. Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements.

Restatement of Stock-Based Compensation Expense

We have described the judgments used in the selection of measurement dates in connection with our restatement of stock-based compensation expense in the preceding discussion of our restatement in this Item 7.

Revenue Recognition

We recognize revenue for sales to direct customers and sales to international distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, risk of loss has transferred, collectibility of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. We estimate returns for sales to direct customers and international distributors based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered within this estimate.

Sales to certain U.S. distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain U.S. distributors to return a small portion of our products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, we defer recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes possession of such inventory from its consigned location at which point inventory is relieved, title transfers, and we have a legally enforceable right to collection under the terms of our agreement with the related customers.

We make estimates of potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by us may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 24, 2006 and June 25, 2005, we had $14.1 million and $6.5 million accrued for returns and allowances, respectively. During fiscal years 2006 and 2005, the Company recorded $86.3 million and $60.3 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $78.7 million and $59.9 million actual returns and allowances given during fiscal years 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclical nature of the market, inventory levels, obsolescence of technology and product life cycles, we generally write down inventories to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted. Historically, such differences have not been material. During fiscal years 2006, 2005 and 2004, we had inventory write downs of $9.0 million, $19.9 million and $5.0 million, respectively, due primarily to inventory in excess of forecasted demand.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows and the expected future discounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Stock-Based Compensation

Effective June 26, 2005, we adopted the fair value recognition provision of SFAS 123(R). SFAS 123(R) requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options and other awards made to our employees and directors in exchange for services, in the income statement. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. We use the Black-Scholes valuation model to measure the fair value of our stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, dividend yield and forfeiture rates. SFAS 123(R) also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation on future awards may differ materially from that recorded in the current period.

Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of option awards and the increase in total fair value during 2006 were as follows:

	Fiscal Year 2006
	Weighted Average Fair Value (1) Per Share	Increase in Total Fair Value (1) (in thousands)
As reported:	$11.43
Hypothetical:
Increase expected volatility by 5 percentage points (2)	$12.82	$18,200
Increase expected life by 1 year	$11.97	$7,000

(1)	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the service period, net of estimated forfeitures.
(2)	For example, an increase from the 28% reported volatility for fiscal year 2006 to a hypothetical 33% volatility.

The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123 (“SFAS 148”).

The Company adopted SFAS 123(R) using the modified prospective method, and, accordingly, financial statements for prior periods have not been restated to reflect the effect of SFAS 123(R). The Company records compensation costs based on fair value as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Upon the adoption of SFAS 123(R) on June 26, 2005, the Company recognized a cumulative effect of change in accounting principle of $1.6 million, net of tax, related to previously recognized compensation cost of unvested awards that are not expected to vest based on the Company’s estimate of forfeitures as of the date of adoption of SFAS 123(R). Under APB 25, the Company accounted for actual forfeitures as they occurred.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. FSP FAS 123(R)-3 provides an elective alternative transition method related to accounting for the tax effects of shared-based payment awards to employees, as required by SFAS 123(R). FSP FAS 123(R)-3 allows entities to make a one-time election to adopt an alternative transition method for calculating the pool of net excess tax benefits (“APIC Pool”) that are available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The alternative transition method is comprised of a (a) computational component that establishes a beginning balance in the APIC Pool on the date of adoption of SFAS 123(R); and (b) simplified method to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). The APIC Pool impact of awards partially vested upon, or granted after, the adoption of SFAS 123(R) will continue to be determined in accordance with the guidance in SFAS 123(R). The Company has evaluated FSP FAS 123(R)–3 and has elected to adopt the alternative transition method during fiscal year 2006. Accordingly, the Company’s fiscal year 2006 financial statements reflect the adoption of the alternative transition method.

In November 2005, our stockholders approved an amendment to our 1996 Stock Incentive Plan which provided the ability to grant awards of restricted stock units and restricted stock. Our Board of Directors believed it is important for us to be in a position to utilize different forms of long-term incentive awards, such as restricted stock units and restricted stock, which will help us recruit, reward, motivate and retain talented personnel. Changes in the equity compensation accounting rules, which became effective for us on June 26, 2005, also make it important for us to have greater flexibility under our stock incentive plan. With new equity compensation accounting rules in effect, competitive equity compensation practices may change materially, especially as they pertain to the use of equity compensation awards other than stock options.

Accounting for Income Taxes

We must make certain estimates and judgments in the calculation of income tax expense and in the determination of whether deferred tax assets are more likely than not to be realized. The calculation of our income tax expense and income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. We recognize potential liabilities for anticipated income tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether, and the extent to which, additional income tax payments are probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Although we believe that the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what was reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made.

On an annual basis, we evaluate our deferred tax asset balance for realizability and record a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income or additional paid in capital, as appropriate, in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period in which such determinations are made.

Litigation and Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others, notices of stockholder litigation and other lawsuits or other claims against us. We periodically assess each matter in order to determine if a contingent liability in accordance with SFAS 5 should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. We expense legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

Pursuant to the Company’s charter documents and indemnification agreements, we have certain indemnification obligations to our officers, directors, and certain former officers and directors. Pursuant to such obligations, we have incurred substantial expenses related to legal fees for certain former officers of the Company who are or were subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim’s historical stock option granting practices. We have also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. We expense legal fees as incurred.

Subsequent Events

Please see Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements for more information regarding events occurring after June 24, 2006.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods presented:

	For the Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
		(Restated)	(Restated)
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	34.4%	29.9%	33.3%

Gross margin	65.6%	70.1%	66.7%
Operating expenses:
Research and development	27.7%	22.8%	28.0%
Selling, general and administrative	9.6%	7.3%	9.2%

Total operating expenses	37.3%	30.1%	37.2%

Operating income	28.3%	40.0%	29.5%
Interest income and other, net	2.5%	1.9%	1.5%

Income before provision for income taxes and cumulative effect of a change in accounting principle	30.8%	41.9%	31.0%
Provision for income taxes	10.0%	14.2%	9.8%

Income before cumulative effect of a change in accounting principle	20.8%	27.7%	21.2%
Cumulative effect of a change in accounting principle, net of tax	0.1%	0.0%	0.0%

Net income	20.9%	27.7%	21.2%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods presented:

	For the Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
		(Restated)	(Restated)
Stock-based compensation included in:
Cost of goods sold	3.3%	1.5%	2.8%
Research and development	7.4%	3.1%	5.9%
Selling, general and administrative	2.7%	0.9%	2.0%

	13.4%	5.5%	10.7%

Net Revenues

We reported net revenues of $1,856.9 million, $1,671.7 million and $1,440.6 million in fiscal years 2006, 2005 and 2004, respectively. Net revenues increased by 11.1% in fiscal year 2006 as compared to fiscal year 2005 primarily due to an increase in unit shipments of approximately 21%, offset by a decline in average selling prices of approximately 13%. Net revenue increased by 16.0% in fiscal year 2005 as compared to fiscal year 2004 primarily due to an increase in unit shipments of approximately 16%, offset by a decline in average selling prices of approximately 3%.

Approximately 78%, 74% and 73% of the Company’s net revenues in fiscal years 2006, 2005, and 2004, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim, Europe, and Japan. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company’s results of operations for fiscal years 2006, 2005, and 2004 was immaterial.

Gross Margin

Our gross margin as a percentage of net revenues was 65.6% in fiscal year 2006 compared to 70.1% in fiscal year 2005. The gross margin percentage decreased in fiscal year 2006 from fiscal year 2005 primarily due to an increase of $37.8 million in stock-based compensation charges resulting from the adoption of SFAS 123(R). Although unit sales volume increased year-over-year by approximately 21%, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage in fiscal year 2006 compared to fiscal year 2005. Gross margins for 2006 were favorably impacted by a reduction in inventory write-downs of $10.9 million compared to 2005.

Our gross margin as a percentage of net revenues was 70.1% in fiscal year 2005 compared to 66.7% in fiscal year 2004. The gross margin percentage increased from fiscal year 2004 to fiscal year 2005 due to continued improvement in manufacturing efficiencies driven primarily by the increased level of eight-inch manufacturing which began in fiscal year 2004, an increase in production volumes in fiscal year 2005 and a reduction in stock based compensation expense of $15.5 million. This was offset by increased inventory write downs of $14.9 million from $5.0 million for fiscal year 2004.

Research and Development

Research and development expenses mainly include expenditures for labor and benefits, stock-based compensation expense, masks, prototype wafers and depreciation. Research and development expenses were $514.1 million and $380.4 million for fiscal years 2006 and 2005, respectively, which represented 27.7% and 22.8% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to an increase of $86.9 million in stock-based compensation charges resulting from the adoption of SFAS 123(R). In addition, research and development expenses for fiscal year 2006 as compared to fiscal year 2005 increased due to $33.3 million of salary and related expenses primarily from hiring additional engineers to support the Company’s research and development and process development efforts.

Research and development expenses were $380.4 million and $402.7 million for fiscal years 2005 and 2004, respectively, which represented 22.8% and 28.0% of net revenues, respectively. The decrease in research and development expenses in absolute dollars was primarily due to a decrease of $33.4 million in stock-based compensation charges primarily due to decreased variable grant expenses resulting from the decline of our stock price during fiscal year 2005. These decreases were offset by a $14.0 million increase in salary and related expenses due to hiring additional engineers to support our research and development and process development efforts.

The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, in part, on our success in recruiting the technical personnel needed for our new product introductions and process development and, on the level of stock-based compensation expense. We view research and development expenditures as critical to maintaining a high level of new product introductions, which in turn are critical to our plans for future growth.

Selling, General and Administrative

Selling, general and administrative expenses mainly include expenditures for salary and benefits, stock-based compensation expense, advertising and marketing costs, accounting, legal and other professional fees, facilities and depreciation expenses. Selling, general and administrative expenses were $178.8 million and $122.8 million in fiscal years 2006 and 2005, respectively, which represented 9.6% and 7.3% of net revenues, respectively.

The increase in selling, general, and administrative expenses in absolute dollars for fiscal year 2006 as compared to fiscal year 2005 is primarily due to an increase of $36.4 million in stock-based compensation recorded due to the adoption of SFAS 123(R). In addition, we incurred charges of $25.3 million in fiscal year 2006 resulting from a $19.0 million legal settlement with ADI and an arbitrator’s ruling related to claims by a former representative, Master Chips, which resulted in a $6.3 million charge. Salary and related expense increased by $4.5 million in fiscal year 2006 as compared to fiscal year 2005 due to salary increases and hiring additional headcount. The above increases were offset slightly by a $8.1 million charge recorded in fiscal year 2005 to account for lost corporate tax benefits related to improper accounting for cash exercises.

Selling, general and administrative expenses were $122.8 million and $132.8 million in fiscal years 2005 and 2004, respectively, which represented 7.3% and 9.2% of net revenues, respectively. The decrease in selling, general, and administrative expenses in absolute dollars in fiscal year 2005 is primarily due to a decrease of $14.3 million in stock-based compensation charges resulting from the decline of our stock price during fiscal year 2005. In addition, advertising and marketing costs decreased by $2.1 million for fiscal year 2005 compared with fiscal year 2004. These decreases were offset by $9.4 million increase in salary and related expenses primarily from hiring additional headcount to support the Company’s growth.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues, our success in recruiting sales and administrative personnel needed to support our operations, and the level of stock-based compensation expense.

Interest Income and Other Income, Net

Interest income and other income, net increased to $46.4 million in fiscal year 2006 from $30.1 million in fiscal year 2005. The increase is due to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

Interest income and other income, net increased to $30.1 million in fiscal year 2005 from $21.4 million in fiscal year 2004. The increase is due to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

Provision for Income Taxes

Our annual income tax expense was $185.8 million, $236.6 million, and $140.6 million, in fiscal years 2006, 2005, and 2004, respectively. The effective tax rate was 32.5%, 33.9% and 31.5% for fiscal years 2006, 2005 and 2004, respectively. The fiscal years 2006, 2005 and 2004 effective tax rates were lower than the U.S. federal and state combined statutory tax rate primarily due to tax benefits associated with export sales, manufacturing deductions and general business credits.

Stock-based compensation

The following tables show stock-based compensation expense by type of award, including the related tax effect, in the Consolidated Statements of Income for fiscal years 2006, 2005 and 2004:

	For the Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
		(Restated)	(Restated)
	(in thousands)
Cost of goods sold
Stock options	$59,096	$24,342	$39,866
Restricted stock units	501	—	—
Employee stock purchase plan	2,543	—	—

	62,140	24,342	39,866

Research and development expense
Stock options	119,442	51,435	84,787
Restricted stock units	10,586	—	—
Employee stock purchase plan	8,299	—	—

	138,327	51,435	84,787

Selling, general and administrative expense
Stock options	46,051	14,537	28,877
Restricted stock units	2,353	—	—
Employee stock purchase plan	2,543	—	—

	50,947	14,537	28,877

Total stock-based compensation expense
Stock options	224,589	90,314	153,530
Restricted stock units	13,440	—	—
Employee stock purchase plan	13,385	—	—

Pre-tax stock-based compensation expense	251,414	90,314	153,530
Less: Income tax effect	83,391	29,300	54,829

Net stock-based compensation expense	$168,023	$61,014	$98,701

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 in fiscal year 2006. The adoption did not have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 in fiscal year 2006. The adoption did not have a material impact on the Company’s results of operations or financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 in fiscal year 2006. The adoption did not have a material impact on the Company’s results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (fiscal 2007 for the Company). The Company believes the adoption of SFAS 155 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practices associated with certain aspects of the recognition and measurement related to accounting for income taxes. In addition, in May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), to amend FIN 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. We adopted the provisions of FIN 48 on July 1, 2007 and applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying FIN 48 is expected to result in a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In addition, in February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP No.157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial condition, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires employers to recognize in the statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. It also requires employers to measure plan assets and obligations that determine the funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of SFAS 158 in fiscal year 2007 is not expected to have a material impact on our consolidated financial position, results of operations or liquidity.

In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006 (fiscal 2007 for the Company). The adoption of SAB 108 is not expected to have a material impact on our consolidated financial condition, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS 159 as of the beginning of our fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial position, results of operations or liquidity.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although earlier adoption is permitted. We early adopted EITF 06-10 during the three months ended September 29, 2007 and recorded a cumulative effect adjustment as a net reduction to retained earnings of approximately $14.1 million. No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. Earlier adoption is not permitted. The adoption of EITF 07-3 is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 improves the relevance, comparability and transparency of financial statements and eliminates diversity in practice that currently exists in accounting for transactions between an entity and noncontrolling interests. This standard is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. We do not believe the adoption of SFAS 160 will have a material effect on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141(R) on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB ratified EITF Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 07-01 is effective for fiscal years beginning after December 15, 2007 (fiscal 2009 for the Company). The adoption of EITF 07-01 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411 on September 16, 2008, The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

Backlog

At the end of the fourth quarter of fiscal year 2006, backlog shippable within the next 12 months was approximately $429 million (compared to $313 million at the end of fiscal year 2005), including approximately $366 million (compared to $273 million at the end of fiscal year 2005) requested for shipment in the next fiscal quarter. Because our backlog of orders at any point is not necessarily based on firm, non-cancelable orders and because our customers do in fact routinely cancel orders for their own convenience with little notice, backlog has limited value as a predictor of future revenues.

Financial Condition, Liquidity and Capital Resources

Our primary sources of funds for fiscal years 2006, 2005, and 2004 have been net cash generated from operating activities of approximately $619.1 million, $727.1 million and $668.9 million, respectively. In addition, we received approximately $148.8 million, $106.0 million and $183.9 million of proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Participation Plan during fiscal years 2006, 2005, and 2004, respectively.

Prior to adopting SFAS 123(R), we presented all excess tax benefits resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS 123(R) requires excess tax benefits generated by stock based employee awards to be classified as cash flows from financing activities. Since we adopted the alternative transition method, described in FASB Staff Position (“FSP”) SFAS 123(R)-3, 100% of the realized tax benefits generated by employee awards that were fully vested and outstanding upon the adoption of SFAS123R are classified as excess tax benefits. Stock based employee awards partially vested upon, or granted after, the adoption of SFAS123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. As a result of adopting SFAS 123(R), $44.7 million of realized tax benefits for fiscal year ended June 24, 2006 have been classified as financing cash inflows.

Total assets increased to $3,286.5 million at the end of fiscal year 2006, up from $3,059.9 million at the end of fiscal year 2005. Accounts receivable increased to $297.3 million in fiscal year 2006 from $199.6 million in fiscal year 2005 primarily due to the result of the $109.8 million increase in net revenue in the fourth quarter of fiscal year 2006 to $509.2 million, as compared with $399.4 million in the fourth quarter of fiscal year 2005. Net inventories increased to

$210.9 million in fiscal year 2006 from $179.2 million in fiscal year 2005 primarily due to stock-based compensation cost capitalized as part of inventories and our effort to increase die bank inventories in order to be in a better position to ship product under a reduced lead time environment. Accounts payable increased to $127.1 million in fiscal year 2006 from $56.3 million in fiscal year 2005 primarily due to increase in capital additions and increased operating expenses to support our revenue growth.

The principal uses of funds for fiscal years 2006, 2005, and 2004 were repurchases of $580.4 million, $168.5 million and $601.2 million of our common stock, purchases of property, plant and equipment of $201.2 million, $162.3 million and $205.1 million and dividends paid of $153.0 million, $123.9 million and $104.6 million, respectively. In fiscal year 2007, in connection with the stock option investigation and the restatement to correct our past accounting for stock options, we suspended the issuance of shares pursuant to the exercise of stock options and RSUs, as well as purchases under our employee stock purchase program under our Form S-8 Registration Statements pending the completion of the Special Committee investigation and filing of all of our delayed periodic reports with the SEC.

As of June 24, 2006, our available funds consisted of $1,342.7 million in cash, cash equivalents, and highly liquid investment securities. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, common stock repurchases, and dividend payments for the next twelve months.

During fiscal year 2007, our cash expenditures included $200.1 million for dividend payments, $401.7 million for property, plant and equipment acquisition, and $229.3 million of income tax payments. Additionally, during fiscal year 2007, we made $35.2 million in payments pursuant to the RSUs loan program and for settlement of RSUs held by foreign employees (See Note 16. Subsequent Events).

During fiscal year 2008, our cash expenditures mainly included $240.4 million dividend payment, $215.9 million for property, plant and equipment acquisition, $202.3 million of income tax payments and $64.1 million for the acquisition of a line of storage products from Vitesse Semiconductor Corporation. Additionally, during fiscal year 2008, we made $29.6 million in payments pursuant to the RSUs loan program and for settlement of RSUs held by foreign employees (See Note 16. Subsequent Events).

Significant Cash Outlays Resulting From the Restatement of Previously Reported Financial Statements

Since the beginning of the stock option investigation through June 28, 2008, we have incurred significant cash outlays as noted below:

•

We have incurred $91.9 million for expenses associated with the investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities, particularly, for accounting, legal and other professional service fees. We will incur significant expenses for these in fiscal year 2009.

•

We have paid $117.3 million to individual option holders to compensate them for stock options that contractually expired subsequent to the suspension of the Company’s S-8 Registration Statement at which time employees were no longer able to exercise their vested stock options (the “blackout period”). We will incur significant cash payments for certain stock options that expire subsequent to June 28, 2008.

•

We have issued $54.8 million in non-recourse loans to individuals holding RSU’s that vested during the blackout period. We will loan additional amounts subsequent to June 28, 2008 for RSUs that vest during the blackout period and such amounts may be significant.

•

We have paid $10.0 million to international employees for RSUs which vested during the blackout period for which we were unable to deliver shares of common stock. We will pay additional amounts subsequent to June 28, 2008 to certain international employees for RSUs which vest during the blackout period.

In addition to the above, while we intend to vigorously defend against lawsuits related to our past stock options granting practices, we do not presently know whether we will be successful in such lawsuits. If we are not successful, we may be required to pay substantial cash settlement expenses which could have a material adverse impact on our results of operations and liquidity.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 24, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at June 24, 2006:

	Payment Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$8,667	$3,624	$3,702	$1,081	$260
Royalty obligations (2)	70,000	10,000	20,000	20,000	20,000
Capital equipment and inventory related purchase obligations (3)	85,503	65,107	3,473	3,062	13,861

Total	$164,170	$78,731	$27,175	$24,143	$34,121

(1)	The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2014.
(2)	Royalty obligations represent payments for licensed patents.
(3)

Capital equipment purchase obligations represent commitments for purchase of plant and equipment. The Company orders some materials and supplies in advance or with minimum purchase quantities. We are obligated to pay for these materials and supplies when received.

Off-Balance-Sheet Arrangements

As of June 24, 2006, we did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which includes U.S. Treasury and Federal Agency debt securities, and repurchase agreements relating to such securities or money market funds restricted to investment in these instruments. Investments mature at frequent intervals during the year, at which time the funds are available for use in the business, or for reinvestment, as cash demands dictate. We place our investments only in high-quality financial instruments, limit the amount invested in any one institution or instrument, and limit portfolio duration. This policy is intended to reduce default risk, market risk and reinvestment risk. We do not use derivative financial instruments in our investment portfolio. The fair value of our investment portfolio would vary by approximately $5 million by a change in market interest rates of 100 basis points as of June 24, 2006. Exposure to interest rate fluctuations is mitigated by maintaining a laddered portfolio of investment instruments that mature at regular intervals over a three-year investment horizon. At June 24, 2006, our investment portfolio had an expected weighted average return of 3.2% (2.8% at June 25, 2005) and a weighted maturity of 222 days (411 days at June 25, 2005).

Foreign Currency Risk

We transact business in various non-U.S. currencies, primarily the Japanese Yen, British Pound and the Euro. We are exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. We have established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in these exchange rates. These strategies reduce, but do not always entirely eliminate, the impact of currency exchange movements. We also incur expenses in Philippine Peso and Thailand Baht related to our testing facility at those locations. We have not hedged these exposures as of June 24, 2006.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities were immaterial in fiscal years 2006, 2005 and 2004. We had forward contracts to sell foreign currencies for $76.6 million and $53.2 million at June 24, 2006 and June 25, 2005, respectively. The fair market value of these forward contracts was $0.5 million and $1.0 million at June 24, 2006 and June 25, 2005, respectively. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 24, 2006 and June 25, 2005 would not have a material impact on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a) of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Please see Form 8-K filed by the Company on February 9, 2005 describing the change in its independent registered public accounting firm from Ernst & Young LLP to Deloitte & Touche LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

As described in the Explanatory Note, in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and in Note 2 of our Notes to Consolidated Financial Statements, we have restated certain of our historical consolidated financial statements to record additional stock-based compensation expense as a result of errors identified in connection with our independent stock option review. We have also included in the restatement certain other adjustments to these historical consolidated financial statements.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer (“CEO”) and our interim chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 24, 2006. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were not effective as of June 24, 2006 due to two material weaknesses, as discussed in more detail below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO and effected by the Company’s Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 24, 2006. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that two material weaknesses existed in our internal control over financial reporting as of June 24, 2006, due to the effect of not maintaining an effective control environment and, separately, not maintaining effective controls over our stock option practices and the related accounting for stock option transactions. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to not maintaining an effective control environment and, separately, not maintaining effective controls over our stock option practices and the related accounting for stock option transactions, and are described in more detail as follows:

Control Environment

As part of its assessment of our internal control over financial reporting as of June 24, 2006, current management conducted an evaluation of the design and effectiveness of our control environment at that time, including the control consciousness of certain of our then executives and other management personnel, as a foundation for all other components of our system of internal control over financial reporting. The results of the independent investigation of our option practices by the Special Committee of our Board, as well as management’s detailed review of option grants made during the Review Period were considered and constituted a significant element of this assessment. Based on the results of this assessment, management has concluded that the control environment was not effective and therefore a material weakness existed in internal control for the following reasons.

•

As of June 24, 2006, the Company did not maintain at the executive management level a tone and control consciousness that consistently emphasized in the area of option grants strict adherence to and compliance with accounting rules. The stock option granting process during the Review Period was overly dependent on certain former executive officers of the Company, including the former CEO and CFO. Our former CEO was the sole member of the Option Committee which, starting in 1996, had authority to make all grants other than officer grants under the Company’s option plan. The timing and approval of granting actions was under the direct control of the CEO and the CFO, without significant involvement of other members of senior management with respect to the selection of grant dates and exercise prices. The lack of adherence to consistent procedures was additionally contributed to and perpetuated by our then Treasurer and Manager of Stock Administration. Within the office of the CEO, the office of the CFO, the office of the Treasurer, and the Stock Administration department, and generally within the Company as a whole, there were insufficient consistently applied, rigorous procedures for selecting, approving, documenting, and monitoring stock option grants and related transactions, including modifications and cash exercises, and for assuring their conformance to Company policies and appropriate accounting treatment.

•	The Company’s policies and procedures with respect to the review, supervision and monitoring of our Stock Administration department were not designed properly and were not operating effectively.

•

The Company failed to design, institute and maintain sufficient controls, including monitoring controls, to reasonably ensure the prevention or detection of non-compliance with Company policies concerning the granting of options, including adherence to certain provisions of our option plan and the recording of stock-based compensation expense and other proper accounting for options.

•

Proper lines of communication regarding the identification and processing of stock option transactions among senior management and our human resources, Stock Administration, accounting and legal functions were not maintained. This produced, among other things, a lack of adequate supporting documentation for many stock option grants.

The foregoing deficiencies in the control environment permitted and led to the use of hindsight in determining the grant date and exercise price of certain options, the failure to complete all required granting actions before the selection of recorded grant dates in many instances and many option grant transactions during the Review Period and certain cash exercises not being properly accounted for and disclosed in the Company’s consolidated financial statements.

Stock Option Practices and Related Accounting for Stock Option Transactions

As discussed in Note 2 to our Consolidated Financial Statements included herein, additional stock-based compensation is being recorded due to errors in accounting for stock option transactions. Due to these errors and other considerations discussed below, management has concluded that deficiencies in controls over stock option practices and the related accounting for stock option transactions constituted a material weakness.

•

The Company failed to design and maintain sufficient procedures and controls to ensure that option grants were made and accounted for in accordance with Company policies, including with respect to the identification, proper assessment, and application of the proper accounting treatment of stock option transactions, especially the determination of correct measurement dates for stock option grants and the accounting for modifications of key terms of options.

•

There was a lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options and insufficient supervision of Stock Administration to ensure the proper application of accounting and financial reporting for stock option transactions.

•	There was a lack of complete and consistent documentation for stock option transactions.

Based on its findings with respect to the existence of material weaknesses in our internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of June 24, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 24, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Subsequent to June 24, 2006 through the filing date of this Annual Report on Form 10-K, the Company has undertaken the following actions to remediate the material weaknesses in our internal control over financial reporting discussed above:

•

Our former CEO and former CFO no longer served the Company in any capacity after January 2007. Additionally, our former Treasurer and Manager of Stock Administration, each of whom had responsibilities over stock option administration during the Review Period, are no longer with the Company.

•	The Option Committee, of which the former CEO of the Company was the single member, was effectively abolished on December 19, 2006.

•

The Board of Directors separated the role and responsibility of Chairman of the Board and Chief Executive Officer in January 2007, which were previously combined (however, the Board retains the authority to combine such positions at anytime).

•

In January 2007, Mr. Hale, Vice President of Maxim and the former CFO of Dallas Semiconductor, a company acquired by Maxim in fiscal 2001, was appointed as interim CFO. Mr. Hale has expertise in, and his responsibilities include, the supervision of the establishment and improvement of internal controls and procedures to allow for the timely and accurate accounting for stock-based compensation in conformity with applicable accounting standards.

•

On April 6, 2007 the Board of Directors adopted a revised Compensation Committee Charter which authorizes the Compensation Committee to (i) grant stock options and other equity-based awards to individuals eligible for such grants (including the CEO, officers, and employees but excluding the non-employee members of the Board of Directors), (ii) interpret the terms of the plans and award agreements issued hereunder, and (iii) modify or waive any condition of outstanding awards issued under the plans. The Compensation Committee may form and delegate authority to one or more subcommittees where appropriate, including but not limited to a subcommittee comprised of at least two members of the Compensation Committee to approve equity awards under the Company’s Equity Award Grant Policy (discussed below).

•	In June 2007, we adopted an Equity Award Grant Policy which improved and formalized our procedures for the grant of stock options and other equity awards and provides the following:

•

Only the Compensation Committee or the Board of Directors may approve the grant of equity awards under the 1996 Plan (or any future successor plan). In addition, pursuant to the Compensation Committee Charter, the Compensation Committee may delegate the authority to approve the grant of equity awards to a subcommittee comprised of at least two members of the Compensation Committee (“Equity Grant Subcommittee”).

•

The grant date for an equity award is the date on which the Compensation Committee or Equity Grant Subcommittee of the Board of Directors meets and approves the number of shares and price of an individual’s equity award.

•

The exercise price for all stock options will not be less than the closing sales price as reported by NASDAQ (or other national market, including over-the-counter markets) of the Company’s common stock on the grant date.

•

Other than non-employee members of the Board of Directors and independent contractors, equity awards may only be granted to individuals who are employees of the Company on the grant date of the award. Equity awards to independent contractors may only be granted if the independent contractor is rendering services to the Company.

•	Amendments or modifications to outstanding equity awards require approval by the Compensation Committee or Equity Grant Subcommittee.

•

Equity award notifications are promptly distributed to grantees by the stock administration department after the grant date and grantees are directed to the Company’s captive broker’s website which contains forms of equity grant agreements and information on specific equity award packages.

•	The Compensation Committee or Equity Grant Subcommittee approves annual, new hire, and special recognition (e.g., promotions) grants on the first Tuesday of each month.

•

In order to help reasonably ensure proper application and financial reporting for equity awards, as well as to improve supervision of stock administration, in September, 2007, the Company hired a new vice president of finance with substantial accounting and finance expertise. In the hiring process for our new vice president of finance, who will be appointed CFO upon completion of the financial restatement, we set criteria to include applicable experience and expertise in designing, improving, implementing and maintaining an effective control environment, stock option practices and accounting for stock option transactions.

•

In October 2007, the Company completed the restaffing of the Company’s Stock Administration department with a management team experienced in designing, implementing and maintaining effective control environments.

•

The Company adopted procedures to improve coordination and communication among accounting, human resources, stock administration and legal functions to identify, approve and document non-routine stock transactions, such as modifications of key terms that require accounting recognition and disclosure.

•	In March 2008, our CEO established a policy to hold quarterly conference calls with all salaried employees to respond to their questions concerning the Company and the business.

•	In April 2008, the Company created and filled a new position within finance, Director of Technical Accounting, who has the responsibility to monitor Stock Administration and stock option accounting.

•

In May 2008, the Company revised and implemented procedures to enhance the controls over the stock option exercise process to include cash exercises. The new procedures require all stock option exercises to be administered and executed through the Company’s exclusive, captive broker. Furthermore, the exercise date for cash exercises is clarified to be the day the captive broker receives the individual’s completed Notice of Exercise with payment equal to the aggregate option exercise price and withholding tax liability.

•

In May 2008, the Company revised and implemented internal guidelines relating to equity awards for leaves of absence, part-time employees and independent contractors (consultants). These guidelines provide for certain approval and documentation requirements, as well as, specifically addressing vesting of equity awards, cancellations and the 90-day post-termination period to exercise vested options.

Also, in November, 2007, Joseph R. Bronson was appointed to the Board of Directors, and Mr. Bronson was subsequently appointed to the Audit Committee in May 2008. Mr. Bronson has extensive executive management and industry expertise, and has added a valuable perspective on how to enhance the Committee’s role of oversight and monitoring of the Company’s internal control over financial reporting. Upon completion of the restatement of our financial statements, Mr. Bronson will be named Chairman of the Audit Committee.

As of the date of this filing, the Company has completed its evaluation of the design of the new policies, procedures and controls it has instituted, which have been in place for a sufficient period of time, and has tested their operating effectiveness. The Company considers that the corrective steps identified have improved the effectiveness of the Company’s internal control over financial reporting and have remediated the material weaknesses discussed above.

Inherent Limitations on the Effectiveness of Internal Controls

A system of internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and no control system, no matter how well designed and operated, can provide absolute assurance. The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect financial statement errors and misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 24, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”), that Maxim Integrated Products, Inc. and subsidiaries (collectively, “the Company”) did not maintain effective internal control over financial reporting as of June 24, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Control Environment

The Company’s control environment was not effective and therefore a material weakness existed in internal control for the following reasons:

•

As of June 24, 2006, the Company did not maintain at the executive management level a tone and control consciousness that consistently emphasized in the area of option grants strict adherence to and compliance with accounting rules. The stock option granting process during the Review Period was overly dependent on certain former executive officers of the Company, including the former CEO and CFO. The former CEO was the sole member of the Option Committee, which starting in 1996 had authority to make all grants other than officer grants under the Company’s option plan. The timing and approval of granting actions was under the direct control of the CEO and the CFO, without significant involvement of the other members of senior management with respect to the selection of grant dates and exercise prices. In addition, there were insufficient consistently applied, rigorous procedures for selecting, approving, documenting, and auditing stock option grants and related transactions, including modifications and cash exercises, and for assuring their conformance to Company policies and appropriate accounting treatment.

•	The Company’s policies and procedures with respect to the review, supervision and monitoring of the Stock Administration department were not designed properly and were not operating effectively

•

The Company failed to design, institute and maintain sufficient controls, including monitoring controls, to ensure the prevention or detection of non-compliance with Company policies concerning the granting of options, including adherence to certain provisions of the Company’s option plan and the recording of stock-based compensation expense and other proper accounting for options.

•

Proper lines of communication regarding the identification and processing of stock option transactions among senior management and the Company’s human resources, Stock Administration, accounting and legal functions were not maintained. This produced, among other things, a lack of adequate supporting documentation for many stock option grants.

The foregoing deficiencies in the control environment permitted and led to the use of hindsight in determining the grant date and exercise price of certain options, the failure to complete all required granting actions before the selection of recorded grant dates in many instances and many option grant transactions during the Review Period and certain cash exercises not being properly accounted for and disclosed in the Company’s consolidated financial statements.

Stock Option Practices and Related Accounting for Stock Option Transactions

As discussed in Note 2 to the consolidated financial statements, adjustments for stock-based compensation were recorded due to errors in accounting for stock option transactions. Due to these errors and other considerations discussed below, deficiencies in controls over stock option practices and the related accounting for stock option transactions constituted a material weakness:

•

The Company failed to design and maintain sufficient procedures and controls to ensure that option grants were made and accounted for in accordance with Company policies, including with respect to the identification, proper assessment, and application of the proper accounting treatment of stock option transactions, especially the determination of correct measurement dates for stock option grants and the accounting for modifications of key terms of options.

•

There was a lack of sufficient staffing, accounting knowledge, and training among the personnel responsible for the administration and accounting for stock options and insufficient supervision of Stock Administration to ensure the proper application of accounting and financial reporting for stock option transactions.

•	There was a lack of complete and consistent documentation for stock option transactions.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 24, 2006 of the Company, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 24, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 24, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 24, 2006 of the Company and our report dated September 30, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 30, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The name, age and principal occupation of each of our directors as of July 1, 2008, are set forth in the table below. Except as described below, each of the nominees has been engaged in his principal occupation during the past five years. There are no family relationships among any of our directors or executive officers.

Name	Age	Principal Occupation and Business Experience
B. Kipling Hagopian	66

Mr. Hagopian has served as a director of the Company since 1997. Mr. Hagopian was a founder of Brentwood Associates, a venture capital investment company, and was a general partner of all of the funds started by Brentwood from inception in 1972 until 1989. He was a General Partner of Brentwood until 1996. He has been a Special Limited Partner of each of the five Brentwood funds started since 1989, and is a Special Advisory Partner to Redpoint Ventures I which is a successor to Brentwood’s information technology funds. Mr. Hagopian is also Chairman and President of Segue Productions, a feature film production company, and a Managing Director of Apple Oaks Partners LLC, a private investment company which manages his own capital and the capital of one other individual. Mr. Hagopian serves as Interim Chairman of the Company’s Board of Directors.

A. R. Frank Wazzan	72

Dr. Wazzan has served as a director of the Company since 1990. Dr. Wazzan is Distinguished Professor and Dean (1986-2001) Emeritus of the School of Engineering and Applied Science, University of California, Los Angeles. Dr. Wazzan has served as consultant to Douglas Aircraft, Hughes Electrodynamics, North American Rockwell, the U.S. Atomic Energy Commission, Westinghouse Oceanics Division, Honeywell, the Department of Defense while at Rand Corporation— where he contributed to work on the design of underwater weapon systems, the effect of nuclear radiation on the performance of electronic materials and communication satellites, and methods of hardening boosters and satellites to laser and microwave weapons. Dr. Wazzan is a member of the American Institute of Aeronautics and Astronautics, a Guggenheim Fellow, and a Fellow of the American Nuclear Society. He is recipient of the Gold Medal Award at the First International Meeting on Nuclear Power Plants in Commercial Operations.

James R. Bergman	66

Mr. Bergman has served as a director of the Company since 1988. Mr. Bergman was a founder and general partner of DSV Associates in 1974 and a founder and general partner of its successors, DSV Partners III and DSV Partners IV. These firms provided venture capital and management assistance to emerging companies, primarily in high technology. Since August 1996, Mr. Bergman has been a limited partner of Brantley Venture Management, L.P., the General Partner of Brantley Venture Partners III and IV which are private venture capital partnerships. Since July 1997, he has also served as a special limited partner of Cardinal Health Partners and Cardinal Partners II, which are also private venture capital funds.

Joseph R. Bronson	59

Mr. Bronson has served as a director of the Company since November 2007. Mr. Bronson is President and Chief Operating Officer at Sanmina-SCI, a world- wide contract manufacturer and a member of its board, and serves on the board of directors of Jacobs Engineering Group Inc. Before joining Sanmina-SCI, Mr. Bronson served as President and a director of FormFactor, Inc., a manufacturer of advanced semiconductor wafer probe cards. Mr. Bronson also spent 20 years at Applied Materials in senior level operations management positions concluding with Executive Vice President and Chief Financial Officer.

Tunc Doluca	50

Mr. Doluca has served as a director of the Company as well as the President and Chief Executive Officer since January 2007. He joined Maxim in October 1984 and served as Vice President from 1994 to 2005. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1994, he served in a number of integrated circuit development positions.

In addition, on August 5, 2008, we appointed Robert E. Grady and William D. Watkins to our Board of Directors.

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and their ages as of July 1, 2008.

Name	Age	Position
Tunc Doluca	50	President and Chief Executive Officer
Alan P. Hale	47	Vice President, Interim Chief Financial Officer and Principal Accounting Officer
Richard C. Hood	58	Vice President
Bruce E. Kiddoo	47	Vice President of Finance
Matthew J. Murphy	35	Vice President, Worldwide Sales
Christopher J. Neil	42	Vice President
Pirooz Parvarandeh	48	Group President
Charles G. Rigg	64	Senior Vice President
Vijay Ullal	49	Group President

Mr. Doluca – Please see Mr. Doluca’s biography under Directors of the Registrant, above.

Mr. Hale has served as Vice President and Interim Chief Financial Officer since January 31, 2007. He joined Dallas Semiconductor Corporation in June 1987 and served in various financial management positions including Vice President and Chief Financial Officer when Dallas Semiconductor was acquired by Maxim in 2001. From 2001 until 2005, Mr. Hale continued in his capacity at Dallas Semiconductor and also served as a Vice President for Maxim. In July 2005, following Mr. Hale’s request, his responsibilities were redistributed and reassigned. From July 2005 until January 2007, Mr. Hale assisted Maxim with its investor relations program and special projects on a part-time basis until agreeing to serve as Interim CFO in January 2007.

Mr. Hood, a founder of the Company, joined the Company in May 1983 and was promoted to Vice President in February 1997. Prior to February 1997, he served in a number of engineering and manufacturing positions.

Mr. Kiddoo joined the Company in September 2007 as Vice President of Finance. Following the completion of the Company’s restatement of previously filed financial statements, Mr. Kiddoo will be appointed Chief Financial Officer and Principal Accounting Officer of the Company. Prior to joining Maxim, Mr. Kiddoo held various positions at Broadcom Corporation, a global semiconductor company, beginning in December 1999. Mr. Kiddoo served as Broadcom’s Corporate Controller and Principal Accounting Officer from July 2002 and served as Vice President from January 2003. He also served as Broadcom’s Acting Chief Financial Officer from September 2006 through March 2007.

Mr. Murphy joined Maxim in July 1994 and was promoted to Vice President in November 2006. Prior to 2006, he served in a number of business unit and executive management positions.

Mr. Neil joined Maxim in September 1990 and was promoted to Vice President in April 2006. Prior to 2006, he held several engineering and executive management positions.

Mr. Parvarandeh joined Maxim in July 1987 and served as Vice President from 1997 to 2005. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1997, he served in a number of integrated circuit development positions.

Mr. Rigg joined Maxim in August 1996 as Managing Director and General Counsel. He was promoted to Vice President in April 1999 and Senior Vice President in January 2007. Prior to joining Maxim, he was with Ropers, Majeski, Kohn and Bentley from 1970 to 1996 where he held various positions, including director.

Mr. Ullal joined Maxim in December 1989 and served as Vice President from 1996 to 2004. He was promoted to Senior Vice President in 2004 and Group President in January 2007. Prior to 2004, he served in a number of wafer fabrication operation and management positions.

Information Regarding the Board and Its Committees

Board of Directors

During the fiscal year ended June 24, 2006, the members of the Board of Directors (the “Board”) were James R. Bergman, Peter de Roetth, B. Kipling Hagopian, A. R. Frank Wazzan, John F. Gifford and Michael J. Byrd. Following fiscal year 2006, Messrs. Gifford, Byrd and de Roetth resigned from their respective positions on December 31, 2006, August 29, 2007 and February 8, 2008, respectively. Mr. Doluca was appointed to replace Mr. Gifford on the Board effective January 1, 2007. Mr. Bronson was appointed to the Board on November 15, 2007. On August 5, 2008, we appointed Robert E. Grady and William D. Watkins to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of directors Bergman, Bronson and Wazzan, each of whom is independent within the meaning of the NASDAQ director independence standards as currently in effect. Since March 2007, Mr. Bergman has been the Chairman of the Audit Committee. The Board has determined that each member of the Audit Committee is an “audit committee financial expert” as defined under the rules of the SEC. The Audit Committee has a written charter adopted on June 8, 2000 and most recently amended on April 6, 2007.

Compensation Committee

The Compensation Committee is comprised of directors Bergman, Hagopian and Wazzan, each of whom is independent within the meaning of the NASDAQ director independence standards as currently in effect. Since March 2007, Dr. Wazzan has been the Chairman of the Compensation Committee. Among other tasks, the Compensation Committee (i) oversees and approves the compensation of our officers, (ii) annually reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and annually reviews and evaluates the Company’s Chief Executive Officer against such approved goals and objectives, (iii) in consultation with the Chief Executive Officer, reviews and approves the compensation of other officers, (iv) administers our 1996 Stock Incentive Plan (the “1996 Plan”), (v) makes recommendations to the Board with respect to compensation of our directors and committee members, (vi) issues the Compensation Committee Report in accordance with the rules of the SEC to be included in the Company’s proxy statement or annual report on Form 10-K, and (vii) performs such functions regarding compensation as the Board may delegate.

Pursuant to its charter, on June 30, 2007, the Compensation Committee established a sub-committee that is comprised of two directors on the Compensation Committee. The sub-committee is referred to as the Equity Award Grant Sub Committee. The Equity Award Grant Sub Committee’s purpose is to approve make equity awards under the Company’s Equity Award Grant Policy.

Option Committee

During the fiscal year ended June 24, 2006, the Company had a Committee that was comprised of the then Chairman of the Board and then Chief Executive Officer, John F. Gifford. The Committee was authorized to make stock option grants and restricted stock unit awards, except for equity awards to officers, and to otherwise administer the 1996 Plan. The Committee was abolished effectively on December 19, 2006.

Nominating and Governance Committee

During the fiscal year ended June 24, 2006, the Board did not have a Nominating and Governance Committee. During the fiscal year ended June 24, 2006, the independent directors performed the functions of a Nominating and Governance Committee in suggesting and screening candidates for the position of director. On March 1, 2007, the Board established a Nominating and Governance Committee that consisted of directors Bergman, de Roetth and Hagopian as its members. Currently, the Nominating and Governance Committee consists of directors Bergman and Hagopian. Each of the members of the Nominating and Governance Committee is independent within the meaning of the NASDAQ director independence standards, as currently in effect. Since March 2007, Mr. Bergman has been the Chairman of the Nominating and Governance Committee. For further discussion on the role of the Nominating and Governance Committee, please see Part III of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which will be filed immediately after the filing of this Report.

The Nominating and Governance Committee assists the Board by identifying and recommending prospective director nominees, develops and recommends to the Board the governance principles applicable to the Company and oversees the evaluation of the Board and the Board’s evaluation of management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, as amended (the “Exchange Act”), requires our directors and certain officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 24, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with, except that a Form 4 was not timely filed by John F. Gifford in connection with the exercise of a stock option due to administrative errors. A corrective filing has since been made.

Code of Business Conduct and Ethics

We have developed a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors and employees, including principal executive officers. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or entity, and (v) accountability for adherence to the Code of Ethics. A copy of Code of Ethics is available on our website at http://www.maxim-ic.com/company/policy. A hard copy of the Code of Ethics will be sent free of charge upon request.

ITEM 11.	EXECUTIVE COMPENSATION

The compensation for the Company’s Chief Executive Officer at June 24, 2006 and the four most highly compensated executive officers other than the Chief Executive Officer (the “Named Executive Officers”) who were serving as executive officers at June 24, 2006, for all services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004 is set forth below.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
					Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Restricted Stock Unit Awards ($) (2)	Securities Underlying Options (#)
John F. Gifford * Former President, Former Chief Executive Officer and Former Chairman of the Board	2006	500,000	1,798,500		912,250	400,000
	2005	300,000	4,007,703		—	800,000
	2004	106,491	6,063,699		—	200,000

Tunc Doluca ** President and CEO	2006	300,000	708,630		729,800	250,000
	2005	300,000	1,438,543		—	300,000
	2004	162,500	1,730,236		—	250,000

Richard C. Hood Vice President	2006	200,000	378,675		145,960	100,000
	2005	200,000	677,453		—	100,000
	2004	162,500	1,059,712		—	50,000

Pirooz Parvarandeh Group President	2006	300,000	437,051		510,860	250,000
	2005	300,000	954,297		—	350,000
	2004	162,500	1,296,689		—	110,000

Vijay Ullal Group President***	2006	300,000	559,662		693,310	200,000
	2005	300,000	998,012		—	375,000
	2004	162,500	1,931,426	(1)	—	175,000

*	Mr. Gifford retired from these three positions during fiscal year 2007, effective December 31, 2006.
**	Mr. Doluca served as our Group President for all of fiscal year 2006 and the first half of fiscal year 2007 until December 31, 2006, when he was appointed President and Chief Executive Officer.
***	Mr. Ullal served as Senior Vice President until January 2007 when he was appointed Group President.
(1)

Mr. Ullal instructed the Company to pay this performance bonus that was earned by him for service during fiscal year 2004 to a charitable organization. In its 2005 Proxy Statement filed with the SEC on October 10, 2005, the Company mistakenly did not attribute this performance bonus to Mr. Ullal, and as such, Mr. Ullal was not included in the Summary Compensation Table in this proxy statement. This was a mistake which the Company is now correcting.

(2)

Dollar value of shares of restricted stock awarded. The fair market value of the common stock on the day of the awards (April 12, 2006) was $36.49 per share. Shares of restricted stock generally vest quarterly over a period of years, provided that the recipient continues to provide services to the Company on each vesting date. Dividends are not paid on restricted stock units until they vest and exercise. The number of shares of restricted stock awarded to each of the Named Executive Officers and the fair market value of those shares as of the last trading day in fiscal 2006 ($32.16) was as follows: Mr. Gifford - 25,000 shares (fair market value - $804,000), Mr. Doluca - 20,000 shares (fair market value - $643,200), Mr. Hood – 4,000 shares (fair market value - $128,640), Mr. Parvarandeh – 14,000 shares (fair market value - $450,240) and Mr. Ullal – 19,000 shares (fair market value - $611,040).

Options Granted to Executive Officers

The following tables set forth certain information regarding stock options granted to, exercised by and owned by the Named Executive Officers during fiscal year 2006. A grant of restricted stock units was also made to the Named Executive Officers in fiscal year 2006 that vests quarterly in future years which is reflected in the Summary Compensation Table above.

Option Grants in Fiscal Year 2006

	Individual Grants						Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted To Employees in Fiscal Year (2)	Exercise or Base Price ($/Share)	Option Date Market Value ($/Share)	Expiration Date (3)
Name							0%($)	5%($)	10%($)
John F. Gifford	400,000	(4)	3.10%	42.07	42.27	8/24/15	80,000	10,709,669	27,015,547

Tunc Doluca	250,000	(4)	1.94%	42.07	42.27	8/24/15	50,000	6,693,543	16,884,717

Richard C. Hood	100,000	(4)	0.77%	42.07	42.27	8/24/15	20,000	2,677,417	6,753,887

Pirooz Parvarandeh	250,000	(4)	1.94%	42.07	42.27	8/24/15	50,000	6,693,543	16,884,717

Vijay Ullal	200,000	(4)	1.55%	42.07	42.27	8/24/15	40,000	5,354,835	13,507,774

(1)

The dollar amounts under these columns are the result of calculations at the assumed 0%, 5% and 10% annual rates of stock price appreciation prescribed by the SEC and are not intended to forecast possible future appreciation, if any, of the Company’s stock price. No gain to the optionees is possible without an increase in the price of the Company’s stock over the exercise price of the option.

(2)	Based on a total of 12,916,235 stock options granted to employees of the Company in fiscal year 2006.
(3)	The options were granted for a term of ten years, but are subject to earlier termination under certain circumstances relating to termination of employment or a change of control of the Company.
(4)	The options were granted on August 24, 2005 pursuant to the 1996 Stock Incentive Plan and will become exercisable ratably on a quarterly basis during the year ending July 1, 2010.

Aggregated Option Exercises in Fiscal Year 2006

and June 24, 2006 Option Values

The following table sets forth information for our Named Executive Officers relating to the number and value of securities underlying exercisable and unexercisable options they held at June 24, 2006, and sets forth the number of shares of common stock acquired and the value realized upon exercise of stock options held as of June 24, 2006 by the named executive officers.

	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at June 24, 2006 (#)		Value of Unexercised In-the-Money Options at June 24, 2006 ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John F. Gifford	492,890	11,195,369	2,885,836	2,200,000	14,768,278	—
Tunc Doluca	60,000	1,814,400	801,420	900,000	8,065899	—
Richard C. Hood	47,110	1,186,031	664,387	425,000	7,441,372	—
Pirooz Parvarandeh	64,000	2,093,901	721,449	900,000	6,635,514	—
Vijay Ullal	—	—	994,211	850,000	11,377,340	—

(1)	Based on a price per share of $32.16, which was the price of a share of Common Stock on the NASDAQ National Market at the close of business on June 23, 2006.

Employment Agreements

We have entered into employment agreements with each of Messrs. Doluca, Hood, Parvarandeh and Ullal (each, an “executive officer”). The agreements do not grant the executive officers any right to be retained by us, and we may terminate employment of each executive officer either with or without cause. In the event of termination of employment by the Company with or without cause, all compensation and benefits, except benefits provided by law (e.g., COBRA health insurance continuation benefits) immediately cease to accrue. However, in the event of termination of employment by the Company without cause, severance payments are to be made in accordance with our normal policy then in effect, if any, or as otherwise mutually agreed between the Company and the executive officer.

If the executive officer terminates his full-time employment with us and his written notice of termination provides that he is willing to provide certain consulting services to us, we will make health insurance coverage available to the executive officer and his family during the period of provision of such services (or willingness to provide services) by the executive officer. The terms of his service, unless otherwise agreed, will provide for part-time services (up to one day per month) and annual compensation equal to at least 5% of the executive officer’s base salary at the time of termination. Health insurance coverage means coverage under any group health plan we maintain for our employees.

During the ten-year period following the notice of termination, the executive officer pays the same amount for health coverage as a similarly situated full-time employee is required to pay for coverage under our group health plan. After the ten-year period, the executive officer pays us the cost of the coverage, which is generally equal to the applicable COBRA rate. In the event of the executive officer’s death while receiving health insurance coverage, the executive officer’s spouse is eligible for health insurance coverage until her death so long as she pays for the coverage in an amount equal to the cost for an employee with identical coverage. In the event the executive officer becomes disabled while receiving health insurance coverage, he is deemed to have met his service obligations to us during the disability. Medical benefits terminate if the terminated executive officer is eligible to receive health benefits from another employer (source), fails to make the required payments for such insurance coverage, competes with the Company’s business or if the Company elects not to provide insurance to its employees.

Pursuant to the terms of the Dallas Semiconductor acquisition in April 2001, we assumed the liabilities and obligations of Dallas Semiconductor under certain agreements between Dallas Semiconductor and Alan P. Hale, the current Interim Chief Financial Officer and Principal Accounting Officer of the Company, including (i) the Dallas Executives Retiree Medical Plan, as amended, in which Mr. Hale and his spouse are participants, (ii) a split-dollar insurance agreement, and (iii) an agreement that provides Mr. Hale with certain benefits following a change-of-control transaction (the “Change-in-Control Agreement”).

Under the Executives Retiree Medical Plan, Mr. Hale and his spouse are eligible to receive medical care benefits at no cost during the period Mr. Hale renders services to the Company and thereafter for the remainder of their lives.

Under the Split-Dollar Insurance Agreement, which was originally entered into in February 1994 and amended in July 2000 and January 2001, the Company is required to pay cash premiums for a life insurance policy on the life of Mr. Hale, and the policy provides for the recovery of the cost of premiums paid from the cash value or death benefits collaterally assigned to the Company by Mr. Hale to the extent such premiums are recoverable.

Under the Change-in-Control Agreement, Mr. Hale will be entitled to receive a retirement benefit of $65,000, commencing on his 55th birthday and payable annually thereafter until his death. In addition, Mr. Hale and his spouse have a right under this agreement to continue to participate, at no cost to either of them, in all health, dental, disability, accident and life insurance plans or arrangements that were in effect at Dallas Semiconductor immediately prior to the acquisition of Dallas Semiconductor. Upon the acquisition of Dallas Semiconductor in April 2001, Mr. Hale received certain other benefits under the Change-in-Control Agreement as well.

In addition, we have entered into a deferred compensation agreement with Mr. Gifford, pursuant to which Mr. Gifford deferred receipt of a portion of his cash compensation. Deferred payments bear interest at a rate equal to the interest rate (as adjusted from time to time) that employees of the Company are required to pay the Company under the Company’s employee loan program (4% in fiscal year 2006). The terms of the deferred compensation have been altered by the Board, with Mr. Gifford’s approval, on June 8, 2006 and on January 5, 2007 in connection with his Retirement Agreement, which is discussed further below. The original terms of Mr. Gifford’s deferred compensation agreement with the Company are described herein for informational purposes only.

Under the original deferred compensation agreement, compensation deferred on or prior to December 31, 2004, including interest, was payable (i) upon Mr. Gifford’s termination as an employee or service provider to the Company, in approximately equal quarterly installments over a five-year period, (ii) upon his death, to his designated beneficiary, in a lump sum payment as soon as administratively possible or (iii) in the event of an unforeseeable emergency. In addition, the Board had the authority, with the consent of the Mr. Gifford, to accelerate the time of payments for compensation deferred, including interest thereon, as of December 31, 2004. Compensation deferred after December 31, 2004, including interest, was payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. As of June 24, 2006, Mr. Gifford’s deferred compensation balance, including interest thereon, totaled $29.6 million, which is included in “Accrued salary and related expenses” in the Consolidated Balance Sheets.

On June 6, 2006, the Board, with Mr. Gifford’s consent, authorized the acceleration of the distribution of amounts deferred by Mr. Gifford under his deferred compensation agreement with respect to his vested account balance at December 31, 2004 ($23,514,758) such that it would be distributed in fifteen quarterly installments starting on September 21, 2006 through March 18, 2010. The Board deemed it in the best interest of the Company to accelerate the distribution of the portion of Mr. Gifford’s account that was vested as of December 31, 2004 in order to reduce the liability on the Company’s financial statements and to save the interest expense that the Company would otherwise have to pay on such amount given that the Company then earned interest at a rate of approximately 3.2% on its cash but paid 4% on amounts deferred in Mr. Gifford’s account. Before December 31, 2006, $3.1 million was distributed to Mr. Gifford from his deferred account.

On January 5, 2007, the Board, pursuant to the Retirement Agreement, authorized the further acceleration of the distribution of amounts deferred by Mr. Gifford under his deferred compensation agreement with the Company such that Mr. Gifford’s remaining vested account balance at December 31, 2004 would be distributed to him on or before January 31, 2007, and Mr. Gifford’s vested account balance for amounts deferred in 2005 and 2006 would be distributed to him on or before January 24, 2008. Pursuant to the Retirement Agreement, all amounts in Mr. Gifford’s deferred compensation account have been distributed to him.

On January 5, 2007, we entered into the Retirement Agreement with Mr. Gifford, which fully superseded and replaced the employment agreement entered into between us and Mr. Gifford in 1987, which was amended and restated in 1994. Under the Retirement Agreement, Mr. Gifford would be employed by us on a part-time basis devoting up to 24 hours of service per week on matters assigned to him by the Company, and he would be paid an annual base salary of $300,000, payable ratably in proportion to hours worked based upon full-time service (i.e., 20 hours a week for an entire year equates to $150,000 in annual salary). On January 26, 2007, Mr. Gifford informed the Company that he was voluntarily retiring from his part-time service with the Company and would no longer perform any services to the Company. Although Mr. Gifford is no longer performing services for the Company, in accordance with the Retirement Agreement, the Company is obligated to provide Mr. Gifford and his spouse health and dental insurance coverage for the remainder of each of their lives, as well as certain other insurance coverage. In addition, the Company is obligated to pay for the cost of an offsite office and an assistant to Mr. Gifford so long as Mr. Gifford requests them. Mr. Gifford has agreed not to compete with the Company so long as he is receiving the insurance benefits described above.

Under the Retirement Agreement, Mr. Gifford was not eligible to participate in our officer or employee bonus program for services rendered in his part-time capacity but he was eligible at the Board’s sole discretion for up to one-half of a bonus for fiscal year 2007 based on the bonus plan then applied to the Chief Executive Officer and other officers of the Company. The Board did not approve the payment of any bonus to Mr. Gifford for fiscal year 2007 service and Mr. Gifford was not paid any such bonus. Under the Retirement Agreement, Mr. Gifford’s outstanding stock options and restricted stock units were to continue to vest on a reduced basis in proportion to the hours he worked during his part-time service, and the stock options and restricted stock units that would otherwise vest but for his part-time service would be rescheduled to vest in future years of service. The Retirement Agreement also provided that if Maxim terminated Mr. Gifford’s part-time employment without cause or Mr. Gifford resigned for good reason, all of Mr. Gifford’s then-outstanding stock options and restricted stock units would immediately vest and the Company would be obligated to pay Mr. Gifford a one-time payment of $300,000. Mr. Gifford voluntarily resigned without good reason and the Company did not make any payment or allow Mr. Gifford to continue to vest in any equity awards. The existing indemnification agreement between the Company and Mr. Gifford remained in effect.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Compensation Committee is, or ever has been, an executive officer or employee of the Company or any of its subsidiaries. No interlocking relationship exists, or during fiscal year 2006 existed, between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Relationship Among Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the company.

Director Compensation

During the fiscal year ended June 24, 2006, each non-employee member of the Board of Director was paid an annual retainer of $50,000 payable in quarterly installments of $12,500. In addition, each non-employee director was paid an annual retainer in the amount of (i) $4,000 for services provided as a member of the Compensation Committee of the Board, and (ii) $8,000 for services provided as a member of the Audit Committee of the Board, each payable in equal quarterly installments. The Company reimburses each director for reasonable expenses incurred in attend meetings of the Board of Directors or its committees. In addition, the Company makes medical insurance coverage available to each non-employee Board member in connection with each individual’s service as a director of the Company.

Non-employee directors participate in the 1996 plan. In fiscal year 2006, Messrs. Bergman, Byrd, Hagopian, and Wazzan each received a stock option grant of 18,000 shares vesting in fiscal year 2009, and Mr. de Roetth received a stock option grant of 72,000 shares vesting from fiscal year 2006 to fiscal year 2010 in connection with joining the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners, Directors and Management

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of July 1, 2008 by: (i) each current director; (ii) current named executive officers; (iii) all executive officers and directors as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock. The number of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Capital World Investors (2) (3)	38,085,100	11.9%
Capital Research Global Investors (2) (4)	27,113,400	8.5%
Fidelity Management & Research Company LLC (5)	23,116,980	7.2%
Dodge & Cox (6)	16,335,000	5.1%
John F. Gifford, Former President, Former Chief Executive Officer and Former Chairman of the Board (7)	5,553,158	1.7%
James R. Bergman, Director (8)	229,000	*
A. R. Frank Wazzan, Director (9)	142,800	*
B. Kipling Hagopian, Director (10)	118,360	*
Joseph Bronson, Director (11) (16)	9,750	*
Tunc Doluca, President, Chief Executive Officer and Director (12) (16)	1,725,684	*
Richard C. Hood, Vice President (13) (16)	1,435,562	*
Vijay Ullal, Group Vice President (14) (16)	1,186,045	*
Pirooz Parvarandeh, Group Vice President (15) (16)	956,982	*
All executive officers and directors as a group (15 persons) (17)	12,599,212	3.8%

*	Less than one percent
(1)

This table is based upon information supplied by officers, directors, principal stockholders and the Company’s transfer agent, and contained in Schedules 13G filed with the SEC. Unless otherwise indicated, the address of each person or entity listed is c/o Maxim Integrated Products, Inc., 120 San Gabriel Drive, Sunnyvale, California 94086. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 320,553,460 shares outstanding on July 1, 2008, adjusted as required under rules promulgated by the SEC.

(2)

Based solely on information provided by Capital Research and Management Company (“CRMC”) in a Schedule 13G/A filed with the SEC on February 8, 2008. Capital Research Global Investors (“CRGI”) and Capital World Investors (“CWI”) are divisions of CRMC, which manages equity assets for various investment companies through its divisions, CRGI and CWI. These divisions generally function separately from each other with respect to investment research activities and they make investment decisions and proxy decisions for the investment companies on a separate basis. The investment operations of CRGI and CWI are such that beneficial ownership should be attributed to CRGI and CWI separately from each other.

(3)

Based solely on information provided by CWI in a Schedule 13G/A filed with the SEC on February 12, 2008. CWI does not own any shares of the Company for its own account; the shares reported are owned by accounts under the discretionary investment management of CWI. CWI has no voting power and sole dispositive power over all shares shown. The address of CWI is 333 South Hope Street, Los Angeles, CA 90071.

(4)

Based solely on information provided by CRGI in a Schedule 13G/A filed with the SEC on February 12, 2008. CRGI does not own any shares of the Company for its own account; the shares reported are owned by accounts under the discretionary investment management of CRGI. CRGI has no voting power and sole dispositive power over all shares shown. The address of CRGI is 333 South Hope Street, Los Angeles, CA 90071.

(5)

Based solely on information provided by Fidelity Management & Research Company LLC (“FMR LLC”) in a Schedule 13G/A filed with the SEC on February 14, 2008. The address of FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(6)	Based solely on information supplied by Dodge & Cox in a Schedule 13G filed with the SEC on February 13, 2008. The address of Dodge & Cox is 555 California Street, 40th Floor, San Francisco, CA 94104.
(7)	Includes (i) 3,092,716 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 100,000 shares held by the Gifford Foundation for which Mr. Gifford disclaims beneficial ownership.
(8)

Includes (i) 54,000 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 41,000 shares held by the Bergman Family Foundation for which Mr. Bergman disclaims beneficial ownership.

(9)	Includes 62,000 shares subject to options exercisable within 60 days of July 1, 2008.
(10)	Includes (i) 54,000 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 2,000 shares held by a family foundation for which Mr. Hagopian disclaims beneficial ownership.
(11)	Includes (i) 9,000 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 250 restricted stock units that vest within 60 days of July 1, 2008.
(12)	Includes (i) 875,934 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 5,400 shares owned by Mr. Doluca’s two daughters, of which each daughter owns 2,700 shares.
(13)	Includes (i) 547,449 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 883,382 shares held in a family trust.
(14)	Includes 944,211 shares subject to options exercisable within 60 days of July 1, 2008.
(15)	Includes 867,449 shares subject to options exercisable within 60 days of July 1, 2008.
(16)

Includes vested but unexercised RSUs due to the suspension of the issuance of shares under the Company’s Form S-8 registration statements; these shares are assumed to be net of federal and state income payroll taxes.

(17)	Includes 7,583,413 shares subject to options exercisable within 60 days of July 1, 2008 and 7,937 restricted stock units that vest within 60 days of July 1, 2008.

Equity Compensation Plan Information

The required information concerning our equity compensation plans is contained in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company employs Kevin Lynch, the son-in-law of Mr. Gifford, former Chief Executive Officer of the Company, Robert Bergman, the son of James R. Bergman, a director of the Company, Brian Hood, the son of Richard C. Hood, a Vice President of the Company, Michelle Hood, the daughter-in-law of Richard C. Hood and Becky Tanner, the daughter of Richard C. Hood.

Each of these individuals receives compensation and other benefits commensurate with other employees at similar levels within the Company.

We have entered into indemnification agreements with our directors and executive officers in the positions of vice president and above containing provisions that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers and directors.

For any continuing transactions with any of the above related parties after the end of fiscal year 2006, please see the Company’s annual report on Forms 10-K for fiscal years 2007 and 2008 being filed immediately hereafter.

Review, Approval or Ratification of Related Party Transactions

Pursuant to the Audit Committee Charter, the Audit Committee will review all related party transactions for potential conflict of interest situations on an ongoing basis and approve all such transactions (if such transactions are not approved by another independent body of the Board). Any related party transaction will be disclosed in an applicable SEC filing as required by the rules of the SEC. While the Audit Committee has had knowledge of the employment of the individuals listed above, the Audit Committee has not and did not specifically approve the compensation for such individuals because such individuals’ employment and compensation is consistent and commensurate with those individuals in similarly situated positions.

Independence of the Board of Directors

The Board has determined that, with the exception of John Gifford, the Company’s former Chief Executive Officer, all of its members during fiscal year 2006 were “independent directors” as that term is defined in the NASDAQ listing standards, including for purposes of the Audit Committee composition requirements. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in certain types of business transactions or dealings with the Company. In addition, as further required by the NASDAQ listing standards, the Board made, for each independent director, a subjective determination that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment by the director in carrying out his responsibilities as a director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements for the fiscal years ended June 24, 2006 and June 25, 2005, respectively, and fees billed for other services rendered by Deloitte & Touche LLP during such fiscal years. All fees set forth below are exclusive of any value-added tax (“VAT”) or goods and services tax (“GST”).

	Fiscal 2006	Fiscal 2005
Audit Fees(1)	$1,144,515	$1,074,735
Audit-Related Fees(2)	14,400	—
Tax Fees(3)	20,090	—
All Other Fees(4)	—	—

	$1,179,005	$1,074,735

(1)

Audit Fees consist of fees billed for professional services rendered in connection with the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and audit services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and not reported under “Audit Fees.” There were no Audit-Related Fees incurred in fiscal year 2005.

(3)

Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and federal, state and international tax planning. These services include assistance regarding federal, state and international tax compliance and tax planning. There were no Tax Fees incurred in fiscal year 2005.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees incurred in fiscal years 2006 or 2005.

The following table presents fees for professional services rendered by Ernst & Young LLP for the year ended June 25, 2005 and fees billed for other services rendered by Ernst & Young LLP during those periods. All fees set forth below are exclusive of any VAT or GST.

Fiscal 2005(2)
Audit Fees(1)	$102,862
Audit-Related Fees(3)	1,642
Tax Fees(4)	62,339
All Other Fees(5)	—

$166,843

(1)	Audit Fees consist of fees billed for professional services rendered for the review of the interim consolidated financial statements included in quarterly reports.
(2)

Fees billed during fiscal year 2005 were for professional services in connection with the review of the interim consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the first and second quarters of fiscal year 2005.

(3)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and not reported under “Audit Fees.”

(4)

Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and federal, state and international tax planning. These services include assistance regarding federal, state and international tax compliance and tax planning.

(5)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees incurred in fiscal years 2006 or 2005.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also provide pre-approval for particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. For fiscal year 2006, there were no audit-related fees, tax fees or any other fees that were approved by the Audit Committee pursuant to the “de minimus” exception under Regulation S-X Rule 2-01(c)(7)(i)(C).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	The following are filed as part of this Report:

	(1)	Financial Statements.

		Consolidated Balance Sheets at June 24, 2006 and June 25, 2005 (Restated)	91

		Consolidated Statements of Income for the years ended June 24, 2006, June 25, 2005 (Restated) and June 26, 2004 (Restated)	92

		Consolidated Statements of Stockholders’ Equity for the years ended June 24, 2006, June 25, 2005 (Restated) and June 26, 2004 (Restated)	93

		Consolidated Statements of Cash Flows for the years ended June 24, 2006, June 25, 2005 (Restated) and June 26, 2004 (Restated)	94

		Notes to Consolidated Financial Statements

		Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	138

		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	139

	(2)	Financial Statement Schedule.

		The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.

		Schedule II—Valuation and Qualifying Accounts	140

		All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b)	Exhibits.

		See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 24,	June 25,
	2006	2005
		(Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$422,333	$185,551
Short-term investments	920,317	1,289,141

Total cash, cash equivalents and short-term investments	1,342,650	1,474,692

Accounts receivable, (net of allowances of $18,790 in 2006 and $10,354 in 2005)	297,285	199,591
Inventories	210,895	179,172
Deferred tax assets	179,294	139,230
Other current assets	21,992	15,054

Total current assets	2,052,116	2,007,739

Property, plant and equipment, net	1,164,484	1,008,461
Other assets	69,937	43,739

TOTAL ASSETS	$3,286,537	$3,059,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,081	$56,266
Income taxes payable	84,348	63,415
Accrued salary and related expenses	177,639	171,349
Accrued expenses	84,166	43,494
Deferred income on shipments to distributors	21,127	20,225

Total current liabilities	494,361	354,749

Other liabilities	16,687	19,666
Deferred tax liabilities	—	19

Total liabilities	511,048	374,434

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares
Issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 320,075 in 2006 and 327,494 in 2005	320	327
Additional paid-in capital	22,105	331,975
Deferred stock-based compensation	—	(166,749)
Retained earnings	2,761,183	2,526,482
Accumulated other comprehensive loss	(8,119)	(6,530)

Total stockholders’ equity	2,775,489	2,685,505

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,286,537	$3,059,939

See accompanying Notes to Consolidated Financial Statements.

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended
	June 24,	June 25,	June 26,
	2006	2005	2004
		(Restated) (1)	(Restated) (1)
Net revenues	$1,856,945	$1,671,734	$1,440,582
Cost of goods sold	638,547	499,716	480,244

Gross margin	1,218,398	1,172,018	960,338
Operating expenses:
Research and development	514,138	380,420	402,684
Selling, general and administrative	178,761	122,829	132,781

Total operating expenses	692,899	503,249	535,465

Operating income	525,499	668,769	424,873
Interest income and other, net	46,355	30,064	21,371

Income before provision for income taxes and cumulative effect of a change in accounting principle	571,854	698,833	446,244
Provision for income taxes	185,796	236,556	140,634

Income before cumulative effect of a change in accounting principle	386,058	462,277	305,610
Cumulative effect of a change in accounting principle, net of tax of $1,039 (2)	1,643	—	—

Net income	$387,701	$462,277	$305,610

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$1.19	$1.42	$0.94
Cumulative effect of a change in accounting principle	0.01	—	—

Basic net income per share	$1.20	$1.42	$0.94

Diluted:
Before cumulative effect of a change in accounting principle	$1.14	$1.35	$0.88
Cumulative effect of a change in accounting principle	—	—	—

Diluted net income per share	$1.14	$1.35	$0.88

Shares used in the calculation of earnings per share:
Basic	323,460	326,239	326,731

Diluted	338,627	342,466	348,308

Dividends declared per share	$0.475	$0.380	$0.320

See accompanying Notes to Consolidated Financial Statements.

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”
(2)	See Note 3, “Summary of Significant Accounting Policies.”

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, June 28, 2003, as previously reported	324,637	$325	$112,172	$—	$1,956,491	$1,424	$2,070,412
Cumulative impact of restatement:
Adjustments (1)	—	—	676,358	(269,753)	(301,435)	—	105,170
Reclassification for repurchase of common stock (1)	—	—	(332,052)	—	332,052	—	—

Balance, June 28, 2003, as restated (1)	324,637	325	456,478	(269,753)	1,987,108	1,424	2,175,582
Components of comprehensive income:
Net income, as restated (1)					305,610		305,610
Unrealized loss on forward-exchange contracts, net of tax						(329)	(329)
Unrealized loss on available-for-sale investments, net of tax						(8,059)	(8,059)

Total comprehensive income, as restated (1)							297,222

Exercise under the Stock Option and
Purchase Plans	12,224	12	183,844				183,856
Repurchase of common stock	(12,417)	(12)	(601,232)				(601,244)
Stock-based compensation, net, as restated (1)			138,441	15,154			153,595
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans			129,373				129,373
Dividends declared and paid					(104,570)		(104,570)

Balance, June 26, 2004, as restated (1)	324,444	325	306,904	(254,599)	2,188,148	(6,964)	2,233,814
Components of comprehensive income:
Net income, as restated (1)					462,277		462,277
Unrealized gain on forward-exchange contracts, net of tax						795	795
Unrealized loss on available-for-sale investments, net of tax						(361)	(361)

Total comprehensive income, as restated (1)							462,711

Exercises under the Stock Option and
Purchase Plans	7,112	7	105,986				105,993
Repurchase of common stock	(4,062)	(5)	(168,452)				(168,457)
Stock-based compensation, net, as restated (1)			(3,087)	87,850			84,763
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans			90,624				90,624
Dividends declared and paid					(123,943)		(123,943)

Balance, June 25, 2005, as restated (1)	327,494	327	331,975	(166,749)	2,526,482	(6,530)	2,685,505
Components of comprehensive income:
Net income					387,701		387,701
Unrealized loss on forward-exchange contracts, net of tax						(188)	(188)
Unrealized loss on available-for-sale investments, net of tax						(1,401)	(1,401)

Total comprehensive income							386,112

Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)			(166,749)	166,749
Exercises under the Stock Option and Purchase Plans	8,194	8	148,784				148,792
Repurchase of common stock	(15,613)	(15)	(580,372)				(580,387)
Stock-based compensation, net			254,827				254,827
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans			33,640				33,640
Dividends declared and paid					(153,000)		(153,000)

Balance, June 24, 2006	320,075	$320	$22,105	$—	$2,761,183	$(8,119)	$2,775,489

See accompanying Notes to Consolidated Financial Statements.

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 24,	June 25,	June 26,
	2006	2005	2004
		(Restated) (1)	(Restated) (1)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$387,701	$462,277	$305,610
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	251,414	90,314	153,530
Depreciation and amortization	90,324	77,653	61,860
Deferred taxes	(58,856)	22,883	(23,135)
Tax benefit related to stock-based compensation plans	33,640	90,624	129,373
Excess tax benefit from stock-based compensation plans	(44,660)	—	—
Changes in assets and liabilities:
Accounts receivable	(97,694)	(57)	(69,217)
Inventories	(22,340)	(41,939)	7,247
Other current assets	(9,521)	8,815	98
Accounts payable	30,885	(7,721)	25,280
Income tax payable	20,933	29,069	8,967
Deferred income on shipments to distributors	902	(2,633)	1,276
All other accrued liabilities	36,382	(2,161)	68,030

Net cash provided by operating activities	619,110	727,124	668,919

Cash flows from investing activities:
Additions to property, plant and equipment	(201,203)	(162,314)	(205,083)
Proceeds from sale of property, plant, and equipment	1,544	—	—
Restricted cash	—	20,829	(20,829)
Other non-current assets	(9,163)	1,497	2,873
Purchases of available-for-sale securities	(416,037)	(1,150,968)	(1,002,154)
Proceeds from sales/maturities of available-for-sale securities	782,466	808,885	954,339

Net cash provided by (used in) investing activities	157,607	(482,071)	(270,854)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation plans	44,660	—	—
Issuance of common stock	148,792	105,993	183,856
Repurchase of common stock	(580,387)	(168,457)	(601,244)
Dividends paid	(153,000)	(123,943)	(104,570)

Net cash used in financing activities	(539,935)	(186,407)	(521,958)

Net increase (decrease) in cash and cash equivalents	236,782	58,646	(123,893)
Cash and cash equivalents:
Beginning of year	185,551	126,905	250,798

End of year	$422,333	$185,551	$126,905

Supplemental disclosures of cash flow information:
Cash paid, net during the year for income taxes	$191,148	$93,622	$13,275
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$44,530	$4,600	$34,469

See accompanying Notes to Consolidated Financial Statements.

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim” or “the Company” and also referred to as “we,” “our” or “us”) designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers and is incorporated in the state of Delaware. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. The major end-markets the Company’s products are sold in are the communications, computing, consumer and industrial markets.

NOTE 2: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Shortly after the publication of an analyst research report in May 2006, various stockholder derivative actions were filed against the Company in a number of state and federal courts (See Note 10: Commitments and Contingencies), which alleged, among other things, that certain of the Company’s current and former executive officers and directors breached their fiduciary duties to Maxim by engaging in alleged wrongful conduct of back-dating stock options during the period between our fiscal year 1996 and fiscal year 2002 as well as violating applicable securities laws. On June 14, 2006, the Company’s Board of Directors (the “Board”) authorized a Special Committee of the Board of Directors (the “Special Committee”) to review the allegations in the stockholder derivative actions and the specific stock option grants made to the executive officers named in such actions. Subsequently, the Special Committee expanded the scope of its investigation to include a review of stock option grants made to non-employee board members and other non-executive officer employees. The Special Committee consisted of independent members of the Board who were assisted in the investigation by independent outside legal counsel and forensic accountants.

Following the Special Committee’s report of its findings to the Board in January 2007, the Company’s management initiated an analysis of grants made during the period between July 1, 1994 and June 24, 2006 (the “Review Period”), including a detailed review of the Company’s option grant procedures and available grant documentation, as well as an analysis of pertinent grants made in earlier periods, in order to determine the adjustments necessary to correct for errors in our accounting for stock options.

Measurement Date Determination

The Company did not utilize a consistent process for making and documenting option grants during the Review Period. Not only were various processes used over the years but within the same periods, different processes were used for different types of grants. As a result, it has been necessary for us to consider a variety of factors in determining the appropriate accounting for option grants in the restatement.

The Company reviewed available documentation concerning grants to officers and determined that signed minutes that specifically reference the approval of grants (including the recipient, the number of underlying shares and the exercise price) in the text of the minutes (as distinguished from an exhibit that could have been finalized later) and written consents with dated signatures that likewise specifically reference the approval of grants in their text (“Approval Documentation”) represent the best evidence of the finality of grant approval. Where Approval Documentation was available, the Company relied on it to confirm the grant date historically recorded by the Company and, except in cases where a “one day adjustment” was made as discussed below, determined that the recorded grant date should be used as the measurement date for the grant. The Company was able to rely on Approval Documentation to determine the measurement date for a majority of grants made to officers. Where Approval Documentation was not available, we determined the measurement date based on other available documentation, as discussed below.

In general, the grants made during the Review Period to independent directors, employees who were not officers at the time and persons who were not employees were approved by the Company’s then-chief executive officer, John Gifford, as a one-person committee (the “Option Committee”) under authority delegated by the Compensation Committee. The Option Committee’s granting process was usually informal and produced few contemporaneous documents evidencing grant approval. Documentation located includes minutes of the Option Committee and Mr. Gifford’s handwritten notes and emails sent on his behalf to the chief financial officer or the stock administration department (“Stock Administration”). In some instances, however, no such documentation could be found. With respect to grants to independent directors, the Option Committee generally approved the grants through handwritten notes or memoranda to the chief financial officer. In some instances, signed minutes of the Board or Compensation Committee were also available indicating that option grants had been awarded by the Option Committee to independent directors and in some instances also to non-officers and employees classified as managing directors.

While Stock Administration maintained the Company’s records regarding stock options, the role it played in the Company’s option granting process was limited and varied from grant to grant. There was no prescribed stage at which Stock Administration was to be informed that a particular option grant was or was to be made. For grants approved by the Option Committee, the key grant terms were often supplied separately and, in particular, information regarding the number of shares and the exercise price was frequently provided at different times. Stock Administration used, commencing in August 1997, an electronic database known as “Equity Edge” (“EE”) to record grants and previously maintained records of option activity was entered into EE at that time. Grant information was typically entered into the EE only after Stock Administration was informed by the Option Committee and/or the then chief financial officer of the approved number of shares to be granted, the exercise price (specifically or by designation of the date to be used as the grant date) and the recipient. Accordingly, the Company relied on information from EE only to a limited degree, as indicated below. In particular, where other forms of grant approval evidence were available to determine price, the Company did not rely on EE data with regard to establishing when a pricing decision was made with regard to a grant. EE data did, nevertheless, provide the Company with dates, including when records were entered into the database, that the Company sometimes used in determining measurement dates, as discussed below.

In the absence of Approval Documentation with respect to a grant, the Company considered the available evidence and selected the measurement date to use in the restatement. Except in cases where Approval Documentation was available, no individual available document provided evidence that the key terms of a grant (grant price and the number of shares) were established with finality prior to the date of the document. Accordingly, among the various types of such documents available, no one type has been considered to have evidentiary priority over the other relevant documents, and our determination of measurement dates has taken into account all the various documents and our understanding of the Company’s option granting practices during the relevant period. The documents the Company principally relied upon to determine the approval and key terms of a grant, including the recipient, the number of underlying shares and the date the grant was finalized (and the corresponding measurement date), fall into one or, in most cases where needed to establish all of this information, two or more of the following categories, depending on the type of option grant:

•

minutes of Compensation Committee meetings or consents of the committee members that did not meet the criteria for classification as Approval Documentation (e.g., such minutes were used by us in some cases as evidence of a pricing decision for non-officer grants);

•

Compensation Committee meeting minute exhibits, if the recipient and the number of underlying shares were specified in the exhibit, but with respect to selection of the measurement date only if a print date was available for the exhibit;

•

unsigned drafts of Compensation Committee meeting minutes, in combination with additional, corroborating evidence (such as emails or memoranda), if these drafts specifically referenced the approval of a grant, including the recipient and the number of shares;

•	signed minutes of the Option Committee that specifically reference, in the text, the approval of the grants, but only if accompanied by a fax header date indicating the committee approval date;

•

memoranda from the Option Committee to the chief financial officer indicating approval of a grant where the Company was able to establish the date of the communication; in particular, internal memoranda were found in electronic form documenting pricing decisions made by the Option Committee starting in March 2001, usually drafted by the chief financial officer or at his direction for execution by the Option Committee; the Company established the date on which such a memoranda was finalized using the “last revised” date of the electronic document metadata; in some cases, only paper copies of such memoranda existed but they included dated fax headers and the Company relied on such dates;

•	emails or other dated correspondence between the chief financial officer and Stock Administration providing details regarding the pricing decisions purportedly made by the Option Committee;

•

summaries of the granting activities of the Option Committee (usually in the form of list of grants made) presented to the Compensation Committee or the Board, usually at its next regularly scheduled quarterly meeting, if the recipient, the number of underlying shares and the exercise price were identified in the summary; the Company relied on the meeting date at which such summaries were presented for pricing decision date information where a significant majority of the grants made in a single granting action appeared on the summary and another pricing decision date was not indicated by other evidence;

•

the EE system recorded the dates grant information was entered into the system (“Record Added Dates”) and this information was available for each grant entered into the system after August 13, 1997; the Company considered, and in many cases relied on, the Record Added Dates when other documentation and better evidence of finality was not available;

•

grant notification forms provided to recipients, which Stock Administration would generate from the EE system and mail to option recipients; these forms contained the key terms of the grant including price. and the Company considered such forms where the information was otherwise verifiable and the form had been signed by the recipient and returned to Stock Administration;

•

the full time hire dates of employees recorded in our human resources database, which the Company in many cases relied on in selecting the measurement dates for grants made to new hires where other documentation evidenced the approval and number of shares underlying the grant; and

•

where other information regarding the date of finalization of the key terms of a grant was not available, our earnings release dates for the fiscal quarter corresponding to the recorded grant date, inasmuch as it was the Company’s standard practice that the grant, including pricing, decision for all grants used in calculating our fully diluted number of shares to have been made prior to the earnings release date.

The Company also relied on other correspondence such as emails, handwritten notes and memoranda between the Option Committee and the chief financial officer and/or Stock Administration, as well as memoranda to directors discussing previously approved grants, as corroborating evidence to determine the finality of grants. Our use of the foregoing documents and evidence to determine measurement dates is discussed further below.

Discussion of Types of Adjustments

Management performed an analysis of all 51,599 grants made during the Review Period resulting in the selection of new measurement dates for 47,422 grants. In nearly all such cases the new measurement date occurs after the originally recorded grant date. Additionally, adjustments were recorded to properly account for grants made to consultants and non-employees, for guaranteed gain or repurchase provisions attached to certain grants, for modifications made to grants and to properly record the provision for taxes associated with these errors and the liability associated with the use of incorrect cash exercise dates. The reasons that these adjustments are required are summarized below.

Changes in measurement dates for annual review and certain other grants

The Company determined that certain grants made to directors, officers and to other employees as part of the annual review or other regular granting process during the Restated Annual Periods had recorded grant dates that were not supported by the available evidence and required revised measurement dates. Certain of the differences resulted from a granting practice that priced grants on the day prior to the granting action. The Company also concluded that some grant dates were selected with hindsight or the original grant date preceded the completion of the grant approval process. In total there were 37,060 grants in this category with 106,172,454 underlying shares during the Restated Annual Periods for which measurement date adjustments were required. The compensation expense, net of forfeitures, resulting from theses adjustment totals $382.7 million, of which $39.3 million arose from grants made to persons who were directors or officers on their recorded grant date. These grants were split among the various populations as indicated below:

	Number of Shares Requiring Adjustment	% of Total Adjusted Grants	Stock Based Compensation Expense	% of Expense
			( $ in thousands)
Directors	671,000	0.6%	$3,986	1.0%
Officers	15,612,301	14.7%	35,357	9.2%
Other Employees	89,889,153	84.7%	343,316	89.8%

Total	106,172,454	100.0%	$382,659	100.00%

In general these adjustments were made for one or more of the following reasons.

One-Day Adjustment

The Compensation Committee, as permitted by the Company’s stockholder approved stock incentive plans, followed the authorized practice of setting the exercise price of an option based on either the closing sale price of the Company’s common stock on the date of the granting action or on the business day prior to the date of the granting action. For purposes of the restatement, the Company has selected the date on which the Compensation Committee approved the granting action as the measurement date.

Grant dates were selected with hindsight or prior to completion of the granting process

For many of the periodic employee grants after 2001, the Option Committee memorialized grant date decisions in internal memoranda. Where these internal memoranda were not located, emails between employees involved in the stock administration process or other such documents provided details regarding the pricing decisions made by the Option Committee.

The preparation date of the memoranda as evidenced by its metadata and the date of the emails were considered to be the most reliable indication of the actual date on which the Option Committee made its grant date decision. The memoranda and emails were routinely prepared on a date after the originally recorded grant dates and involved the use of hindsight in selecting the grant dates. The Company consequently adjusted the measurement dates for these grants to the later of when the number of shares was finalized or the date when the memoranda were prepared or the emails were sent.

Insufficient contemporaneous documentation of finality

The Company determined that contemporaneous documentation for many of the granting actions during the Restated Annual Periods was not available to support the originally recorded grant dates. For example, the Company generally granted options to employees each year during the fiscal quarter of the anniversary of their hire dates. However contemporaneous documentation was largely unavailable and, when available, often lacked the date of approval by the Option Committee. As a result, they could not be relied upon to determine when the number of underlying shares was finalized. In these circumstances the Record Added Date was considered to be the most reliable source for determining the date by which the number of underlying shares granted to each employee was known with finality.

When pricing memoranda or emails demonstrating finality of price were not located, the Company used the date of the Compensation Committee meeting for which grant listings containing the grants in question were presented as the de facto pricing decision date. The Company relied on these Compensation Committee grant listings when the majority of the grants given the same recorded grant date were included on the listings and there were no other contemporaneous documents available to demonstrate when the grant date and exercise price became final. The Company also considered the date of the quarterly earnings press release and any available grant notification forms when determining pricing decision dates. The Company generally used the earlier of the date of the grant listings or the earnings release date for the fiscal quarter which contained the recorded grant date.

Grants made to new employees

The Company determined that certain grants to newly hired employees were improperly accounted for and required accounting adjustments. There were 4,762 new hire grants for a total of 36,884,194 underlying shares during the Restated Annual Periods, approximately 96% of new hire grants, for which adjustments were required. The compensation expense resulting from the adjustment of measurement dates for these grants is $122.1 million, net of forfeitures, in the Restated Annual Periods. In general, these adjustments were made for one or more of the following reasons.

The Part-Time Program

In 1999, the Company created a program that it believed would permit the granting of options to employees prior to commencement of their full-time employment (the “Part-Time Program”). The terms of the Part-Time Program specified that an employee was eligible for part-time status prior to commencement of full-time employment with the Company if certain criteria were met.

The majority of participants in this program were found not to have the characteristics of an “employee” based on the definitions and criteria provided in Section 422 of the Internal Revenue Code of 1986, as amended, and in certain cases did not meet the criteria set by the Company. The Company concluded that the grants to the Part-Time Program participants should not have been considered employee grants until the commencement of their full-time employment. Nevertheless, for purposes of proper measurement date determination, the Company treated all grants made to part-time employees as employee grants as they were made in contemplation of full-time employment and the grant would not vest until full-time employment commenced. No grant made under the Part-Time Program was given a measurement date earlier than the full-time hire date.

Grant dates were selected with hindsight or prior to completion of the granting process

Shares for new hires were finalized and communicated in offer letters; however the exercise price was not typically stated in the letters but instead included a statement that the timing of the grant would be at the full-time start date or other date decided at the discretion of the Board. Beginning in fiscal year 2001, for many of the new hire grants, the Option Committee memorialized the grant date and pricing decision in internal memoranda. Where these internal memoranda were not located, emails between employees involved in the stock administration process often provided details regarding the pricing decisions made by the Option Committee.

The preparation date of the memoranda as evidenced by its metadata and the date of the emails were considered to be the most reliable indication of the actual date on which the Option Committee made its pricing decision. The memoranda and emails were often prepared on a date after the originally recorded grant dates and documented the use of hindsight in the selection of the grant dates. The Company consequently adjusted the measurement dates for these grants to the later of the hire date or the date reflected by the pricing documentation.

Insufficient contemporaneous documentation of finality

There were instances where contemporaneous documentation of the pricing decision was not available. In those instances the date when the grant was entered into EE was considered to be the most reliable source for determining the date by which the price and the number of underlying shares granted to each employee was known with finality. The Company consequently adjusted the measurement dates for these grants to the later of the hire date or the Record Added Date.

Incorrect treatment of other granting activities

The Company determined that certain grants to foreign employees and to non-employee consultants were improperly accounted for and required accounting adjustments. Additionally, the Company has recorded an adjustment for certain option related arrangements such as guaranteed gains and repurchase agreements that had been accounted for improperly. The specifics of these situations are described in more detail below:

Grants to Foreign Employees

In 2000, the Company became aware of tax regulations in Switzerland that resulted in employees being taxed upon grant at the fair market value of the award. In 2001, the Company made modifications to grants that had been made to Swiss employees in 2000 by changing grant dates in an effort to minimize the employees’ tax liabilities.

Also in 2000, the Company became aware of certain Italian tax regulations that affected the tax obligations of the Company and Italian employees relating to stock option grants in Italy. To avoid negative tax consequences, grants made to Italian employees needed to be priced at the higher of the grant date’s spot price, which was defined as the prior day’s closing price, or the average of the prior 30 days’ closing prices. Between November 2000 and October 2001, the Company modified historical grant dates and/or prices made to Italian employees to comply with the Italian pricing requirements.

There were 109 foreign employees who received 508 grants for a total of 2,154,282 underlying shares during the restatement period with modified grant dates and/or prices. The aggregate restated compensation expense, net of forfeitures, resulting from the adjustment of measurement dates for these grants is $10.1 million, net of forfeitures, in the Restated Annual Periods.

Grants to Non-Employee Consultants

Stock option grants were made to employees of outside firms that performed design work for us under contractual arrangements as a means of recruiting these individuals for eventual employment by the Company. At the time of the grants, these individuals did not meet the characterization of an employee as defined by the Internal Revenue Service Revenue Ruling 87-41. Additionally, there were other grants made to non-employee individuals whom rendered consulting services to the Company. These grants have been restated to account for them as non-employee grants under the relevant accounting literature at the time.

•

Grants to non-employee consultants who never became full-time employees of the Company have been accounted for variably using the fair value based method, as specified within SFAS No. 123, “Accounting for Stock based Compensation” (“SFAS 123”) as interpreted by Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). The fair value of the grants has been determined utilizing the Black-Scholes option pricing model.

•

Grants to non-employee consultants who, subsequent to the option grant, became full-time employees of the Company have been accounted for variably using the Black-Scholes fair method value starting at the recorded grant date and ending on the first day of employment at which time the Company began fixed accounting for the grant with a new measurement date.

A total of 71 non-employees received a total of 86 grants for a total of 3,015,728 underlying shares for which adjustments were required. The aggregate restated compensation expense resulting from the adjustment of measurement dates for these grants is $34.0 million, net of forfeitures, in the Restated Annual Periods.

Grants with Guaranteed Gain Provisions or Repurchase Arrangements

In connection with certain grants, the Company pledged to the grant recipient that a specified level of gain would be realized upon exercise of the grants. As a result of the Company’s lack of process for tracking and calculating guaranteed gains offered to employees, the Company failed to identify, properly calculate and record accrued expenses for certain minimum guaranteed gain amounts, resulting in the need for correction of this error. Prior to the restatement, the Company had recorded a total of $3.7 million in compensation expense related to these provisions.

Additionally, the Company identified certain transactions which were previously accounted for as guaranteed gains, but in substance were repurchase arrangements. Pursuant to the terms of these arrangements, the Company agreed to repurchase a stipulated amount of a new hire’s options at a fixed price (above the exercise price) within a period of time after a selected date. In substance, this feature represents a “put” giving the employee the right to require the Company to repurchase the shares after the selected date. This proper accounting for this type of put feature is variable accounting from the grant date to the earlier of (a) the expiration of the put feature or (b) exercise of the put feature.

The Company has recorded as part of the restatement an additional $5.8 million in compensation expense, net of forfeitures, for the above provisions through June 25, 2005. The aggregate restated compensation expense, net of forfeitures, resulting from guaranteed gains and repurchase arrangements is $9.5 million in the Restated Annual Periods.

Grant Modifications Not Previously Accounted For

The Company determined that many modifications had been made to grants and had not been accounted for in accordance with GAAP. Company identified instances where modifications to grants effectively renewed or extended the life of the grants or that accelerated the vesting of options in connection with an individual’s termination of employment. This population includes grants that were not properly canceled upon an employee’s termination, a small number of which were made available to the individual upon rehire. A total of 546 employees and 2,047 grants for a total of 8,450,000 underlying shares were modified in this way, resulting in the recognition of an aggregate compensation expense of $150.7 million as part of the restatement in the Restated Annual Periods.

The Company also identified certain grants that were modified to alter the grant date exercise price through a direct repricing of the grant or a cancellation of the grant and issuance of a replacement grant at a lower exercise price. These modifications require variable accounting treatment. The Company has recorded in the Restated Annual Periods an additional $12.9 million in compensation expense, net of forfeitures, for these direct and indirect repricings.

Summary of Adjustments to Restated Annual Periods

As a result of the findings of the Company’s stock option review, the Company has recorded additional pre-tax stock-based compensation expense, net of forfeitures, of $515.4 million for the fiscal years 1997 through 2005 (“Restated Annual Periods”) under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations arising from revised measurement dates. In addition to the adjustment resulting from the measurement date revisions, the Company separately recorded additional pre-tax stock based compensation expense for such years of $204.6 million to properly account for modifications to options terms and for the granting of options to non employees. Included in the additional pre-tax stock-based compensation expense amounts noted above is $8.0 million which has been capitalized into inventory as of June 25, 2005. Such capitalized cost was subsequently reflected in cost of goods sold as the related inventory was sold. After related payroll tax, penalties, interest and withholding tax adjustments of $29.2 million, the restatement resulted in total pre-tax adjustments of $741.2 million related to stock-based compensation for the fiscal years 1997 through 2005.

In addition to the above, the Company has made certain non-stock option related pre-tax adjustments (described below) totaling $23.0 million for the Restated Annual Periods. Certain of these adjustments were previously considered immaterial and related to accruals, reserves and allowances and the amortization of manufacturing variances.

The following table summarizes the restated stock-based compensation and other adjustments to the previously reported financial statements on a pre-tax and after tax basis (in thousands):

Fiscal Year	Pre-tax Adjustments to Stock-Based Compensation	Income Tax Benefit of Stock- Based Compensation Adjustments	Total Decrease to Net Income due to Stock- Based Compensation Adjustments	Payroll, Withholding and Related Adjustments	Other Adjustments	Income Tax Expense (Benefit) of All Other Adjustments	Total Decrease to Net Income
1997	$29,979	$(10,905)	$19,074	$505	$1,965	$(909)	$20,635
1998	34,559	(12,420)	22,139	1,011	1,741	(1,383)	23,508
1999	32,171	(11,586)	20,585	1,777	(8,801)	2,580	16,141
2000	72,302	(27,613)	44,689	7,666	(4,465)	(1,156)	46,734
2001	84,316	(31,844)	52,472	6,608	(3,663)	(3,266)	52,151
2002	91,145	(32,900)	58,245	5,671	6,086	614	70,616
2003	127,366	(43,596)	83,770	180	(14,993)	3,960	72,917

Cumulative Amount at June 28, 2003	$471,838	$(170,864)	$300,974	$23,418	$(22,130)	$440	$302,702
2004	153,530	(54,829)	98,701	(132)	26,854	(11,281)	114,142
2005	86,628	(27,947)	58,681	5,943	18,233	(4,297)	78,560

Total - All Periods	$711,996	$(253,640)	$458,356	$29,229	$22,957	$(15,138)	$495,404

The Company also reviewed certain stock options granted and other non-stock option related transactions prior to fiscal year 1997 and identified certain transactions that required adjustments. These pre-tax and after tax amounts, totaling $4.3 million and $(1.3) million, respectively, were deemed immaterial in total and in any individual year and are reflected net of income taxes as an opening balance sheet adjustment to retained earnings as of the beginning of fiscal year 1997.

Restatement of Consolidated Financial Statements

As a result of the findings of the Company’s stock option review, the accompanying consolidated financial statements as of and for each of the two years ended June 25, 2005 have been restated. In addition to the recorded additional stock-based compensation expense and associated tax adjustments the Company recorded other adjustments affecting the Company’s previously reported financial statements for periods through fiscal year 2003, the effects of which are summarized in cumulative adjustments to the Company’s statement of stockholders equity as an increase of $676.4 million in additional paid-in capital, an increase of $269.8 million in deferred stock-based compensation and a decrease in retained earnings of $301.4 million, all as of June 28, 2003.

The following table summarizes the impact of the restatement of stock-based compensation and other adjustments on previously reported net income.

	Fiscal Year Ended		Cumulative amount at June 28, 2003
	June 25, 2005	June 26, 2004
	(in thousands)
Net income, as previously reported	$540,837	$419,752

Additional stock-based compensation expense	(86,628)	(153,530)	$(471,838)
Income tax related effects	27,947	54,829	170,864

Additional compensation expense, net of tax	(58,681)	(98,701)	(300,974)

All other adjustments	(24,176)	(26,722)	(1,288)
Income tax effects of all other adjustments	4,297	11,281	(440)

All other adjustments, net of tax	(19,879)	(15,441)	(1,728)

Total decrease to net income	(78,560)	(114,142)	$(302,702)

Net income, as restated	$462,277	$305,610

Earnings per share, as previously reported
Basic	$1.66	$1.28

Diluted	$1.58	$1.20

Earnings per share, as restated
Basic	$1.42	$0.94

Diluted	$1.35	$0.88

Stock-Based Compensation Related Tax Adjustments.

In connection with the additional stock-compensation expenses identified, the Company has made the following tax adjustments:

The Company accounted for the corporate income tax effect of stock-based compensation by recording corporate income tax benefits of $27.9 million, $54.8 million and $170.9 million in the fiscal year 2005, fiscal year 2004 and periods prior to fiscal year 2004, respectively.

In certain jurisdictions, including the United States, the Company is able to claim a tax deduction when stock options are exercised or when restricted stock units vest. The Company has recorded a deferred tax asset (“DTA”), totaling $149.1 million at June 25, 2005, net of reversals generated by the expiration of the statute of limitations, for stock based compensation related to unexercised stock options and unvested restricted stock units for which a future tax deduction is expected.

The Company has determined that certain stock options deductions claimed on corporate income tax returns in prior years may be disallowed by Internal Revenue Code (“IRC”) Section 162(m), which limits the annual deduction for non performance based compensation paid to certain employees to $1 million. The Company recorded reserves of $1.1 million, $0.0 million and $26.7 million, all of which were charged to additional paid in capital, for Section 162m issues in the fiscal year 2005, fiscal year 2004 and periods prior to fiscal year 2004, respectively.

The Company recorded United States and foreign payroll tax liabilities for (i) exercises of options that may no longer qualify as Incentive Stock Options (“ISOs”) because they had an incorrect measurement date for accounting purposes; (ii) exercises of options with incorrect measurement dates by employees subject to tax in certain foreign jurisdictions in which the grant of an option at a discount creates additional tax liabilities; and (iii) exercises of options for which an incorrect exercise date may have been used. The charge to pre-tax income for these payroll tax liabilities, net of reversals generated by expiration of the statute of limitations, was $(2.2) million, $(0.1) million, and $22.0 million in the fiscal year 2005, fiscal year 2004 and periods prior to fiscal year 2004, respectively.

The Company recorded an income tax receivable to account for additional corporate income tax benefits that the Company may be entitled to in prior years related to the exercise of options that may no longer qualify as ISOs and the use of incorrect exercise dates for certain cash exercises. The Company recorded additional tax benefits of

$0.3 million, $0.7 million and $12.6 million, all of which were credited to additional paid in capital, in the fiscal year 2005, fiscal year 2004 and periods prior to fiscal year 2004, respectively. In addition, the Company recorded a pre-tax charge for the reversal of additional tax benefits generated in years for which the statute of limitations on claiming tax refunds has expired, of $8.1 million, $0.0 million and $1.4 million in the fiscal year 2005, fiscal year 2004 and periods prior to fiscal year 2004, respectively. At June 25, 2005 the remaining receivable was $4.3 million.

The Company considered the application of IRC Section 409A deferred compensation rules to stock options that had incorrect measurement dates. Generally stock options vesting after December 31, 2004 are subject to IRC Section 409A if the exercise price was less than the fair market value of the underlying stock on the grant date. IRC Section 409A can accelerate the recognition of income and result in the imposition of additional taxes on employees holding options that are subject to IRC Section 409A. The Company has determined that no material IRC Section 409A liabilities existed as of June 25, 2005.

Other Adjustments

In connection with the restatement, the Company identified certain other errors in accounting determinations and judgments which, although immaterial, have been reflected in the restated consolidated financial statements.

The effect on pre-tax income to the Company’s consolidated financial statements and the nature of these other adjustments is noted below:

	Year ended June 25, 2005	Year ended June 26, 2004	Cumulative Amount at June 28, 2003
	Increase (Decrease) in Pre-tax Income - (in thousands)
Accounts receivable	$21	$1,319	$3,557
Inventory	(7,894)	(4,737)	15,763
Property, plant and equipment	(804)	—	7,800
Other assets	—	(3,400)	3,400
Accrued employee bonuses	(6,766)	(7,332)	(13,237)
Accrued expenses	(4,589)	(13,614)	2,946
Interest income and other, net	1,799	910	1,901

	$(18,233)	$(26,854)	$22,130

Accounts Receivable Corrections

The Company corrected errors in previously reported accounts receivable. These adjustments resulted from errors in amounts recorded for revenue deferrals and returns reserves. The correction of these errors resulted in a decrease in accounts receivable allowances and an increase in net revenues of $0.0 million, $1.3 million, and $3.6 million for fiscal years 2005, fiscal year 2004, and periods prior to fiscal year 2004, respectively.

Inventory Corrections

The Company corrected errors in previously reported inventory. These errors resulted from inaccurate matching of the amortization of variances with the related cost of goods sold. The correction of these errors resulted in a decrease in inventory and increase in cost of goods sold of $7.9 million and $4.7 million for fiscal year 2005 and fiscal year 2004, respectively, and an increase in inventory and decrease in cost of goods sold of $15.8 million for periods prior to fiscal year 2004.

Other Asset Corrections

The Company corrected errors in previously reported other assets. These adjustments resulted from errors in the valuation of certain life insurance policies held by the Company. The correction of these errors resulted in a decrease in other assets and an increase in selling, general and administrative expenses for fiscal year 2004 of $3.4 million and increase in other assets and a decrease in selling, general, and administrative expenses of $3.4 million for periods prior to fiscal year 2004.

Property, Plant and Equipment Corrections

The Company corrected errors in previously reported property, plant and equipment (“PP&E”). These adjustments resulted from errors recorded to reduce the net realizable value of certain PP&E. The correction of these errors resulted in a decrease in PP&E, net and an increase in cost of goods sold of $0.8 million for fiscal year 2005 and an increase in PP&E, net and a decrease in cost of goods sold of $7.8 million for all periods prior to fiscal year 2004.

Accrued Employee Bonus Corrections

The Company corrected errors in previously reported accrued employee bonuses which are included in accrued salary and related expenses in the Consolidated Balance Sheets. These errors resulted from not accurately reflecting the service period for the employees’ bonuses when determining amounts which needed to be accrued for such bonuses. The correction of these errors, net of amounts recorded into inventory, resulted in an increase in salary and related expenses of $6.8 million, $7.3 million and $13.2 million for fiscal year 2005, fiscal year 2004, and periods prior to fiscal year 2004, respectively.

Accrued Expenses Corrections

The Company corrected errors in previously reported accrued expenses. These adjustments resulted from errors in amounts for certain accruals and reserves. The correction of these errors resulted in an increase (decrease) in accrued expenses of $4.6 million, $13.6 million, $(2.9) million for fiscal years 2005, 2004 and periods prior to 2004, respectively.

Interest Income and Other, net corrections

The Company corrected errors in previously reported interest income and other, net. These errors resulted from not properly accruing for interest income receivable at the end of a fiscal reporting period. The correction of these errors resulted in an increase in other current assets and an increase in interest income and other, net of $1.8 million, $0.9 million, and $1.9 million for fiscal year 2005, fiscal year 2004, and periods prior to fiscal year 2004, respectively. In addition, the Company increased other income, net and increased selling, general and administrative expenses by $1.2 million and $0.9 million in fiscal years 2005 and 2004, respectively, such amounts being previously misclassified in selling, general and administrative expenses.

Statements of Cash Flows Adjustments

The Company has also restated its Consolidated Statements of Cash Flows for 2005 and 2004 to reflect the following corrections:

•

The Company has excluded the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable” at the end of the respective reporting periods. Historically, changes in “accounts payable” related to such purchases were included in cash flows from operating activities, while the investing activity caption “Additions to property, plant and equipment” included these purchases. As these unpaid purchases do not reflect cash transactions, the Company has corrected its cash flow statements to exclude them. These corrections resulted in an increase to the previously reported amounts of cash provided by operating activities of $29.9 million in fiscal 2005 and a decrease to the cash provided from operating activities of $26.5 million in fiscal 2004. The corresponding corrections in investing activities was to increase cash used in investing activities by $29.9 million in fiscal 2005 and to decrease cash used in investing activities by $26.5 million in fiscal 2004;

•

In fiscal 2004, the Company reclassified $20.8 million from cash and cash equivalents to restricted cash in connection with a legal settlement that was paid in fiscal 2005. This correction resulted in a increase in cash used in investing activities in fiscal year 2005 and an decrease in cash used in investing activities in fiscal year 2004; and

•

In fiscal 2003, the Company reclassified $40.0 million of investments with an original maturity of less than 90 days to cash and cash equivalents. This reclassification resulted in a reduction of $40.0 million in cash inflows from investing activities associated with sales and maturities of available for sale securities in fiscal year 2004.

The above cash flow statement corrections had no impact on previously reported results of operations, working capital or stockholders’ equity of the Company.

Adjustments to Additional Paid-in Capital for Common Stock Repurchases

In certain years, the Company charged retained earnings in connection with stock repurchases as previously reported additional paid in capital had been depleted from such repurchases. As a consequence of the restatement adjustments, additional paid in capital was increased. Accordingly, the Company has reclassified $232.8 million in fiscal year 2004 and $332.1 million for periods prior to fiscal year 2004 previously charged to retained earnings to the extent restated additional paid in capital was available.

Adjustment due to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”)

The adoption of SFAS 123(R) as previously reported did not include a cumulative effect of a change in accounting principle in fiscal year 2006, the period of adoption. As a consequence of the restatement adjustments, the Company recorded as an increase to net income, a cumulative effect adjustment of $1.6 million, net of tax, as of June 26, 2005. This adjustment reflects the difference between using actual forfeitures under APB 25 and estimated forfeitures under APB 25 for unvested stock options outstanding on the adoption date. Additionally, upon the adoption of SFAS 123(R), the unamortized balance of $166.7 million of deferred stock-based compensation, as restated, within stockholder’s equity was reclassified to additional paid in capital.

The following tables reflect the impact of the restatements for stock-based compensation and other adjustments on:

•	the Consolidated Statements of Income for the years ended June 25, 2005 and June 26, 2004;

•	the Consolidated Balance Sheet as of June 25, 2005;

•	the Consolidated Statements of Cash Flows for the years ended June 25, 2005 and June 26, 2004; and

•	the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for the years ended June 25, 2005 and June 26, 2004.

Consolidated Statements of Income

	Year Ended June 25, 2005			Year Ended June 26, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net revenues	$1,671,713	$21	$1,671,734	$1,439,263	$1,319	$1,440,582
Cost of goods sold	463,664	36,052	499,716	433,358	46,886	480,244

Gross margin	1,208,049	(36,031)	1,172,018	1,005,905	(45,567)	960,338
Operating expenses:
Research and development	328,164	52,256	380,420	306,320	96,364	402,684
Selling, general and administrative	98,513	24,316	122,829	93,550	39,231	132,781

Total operating expenses	426,677	76,572	503,249	399,870	135,595	535,465

Operating income	781,372	(112,603)	668,769	606,035	(181,162)	424,873
Interest income and other, net	28,265	1,799	30,064	20,461	910	21,371

Income before provision for income taxes	809,637	(110,804)	698,833	626,496	(180,252)	446,244
Provision for income taxes	268,800	(32,244)	236,556	206,744	(66,110)	140,634

Net income	$540,837	$(78,560)	$462,277	$419,752	$(114,142)	$305,610

Earnings per share:
Basic	$1.66	$(0.24)	$1.42	$1.28	$(0.34)	$0.94

Diluted	$1.58	$(0.23)	$1.35	$1.20	$(0.32)	$0.88

Shares used in the calculation of earnings per share:
Basic	326,239	—	326,239	326,731	—	326,731

Diluted	342,843	(377)	342,466	350,575	(2,267)	348,308

Dividends declared per share	$0.380	$—	$0.380	$0.320	$—	$0.320

Consolidated Balance Sheet

	June 25, 2005
	As Previously Reported	Adjustments	As Restated
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$185,551	$—	$185,551
Short-term investments	1,289,141	—	1,289,141

Total cash, cash equivalents and short-term investments	1,474,692	—	1,474,692

Accounts receivable, (net of allowances of $10,354 in 2005)	192,345	7,246	199,591
Inventories	167,779	11,393	179,172
Deferred tax assets	128,766	10,464	139,230
Other current assets	10,184	4,870	15,054

Total current assets	1,973,766	33,973	2,007,739

Property, plant and equipment, net	1,001,465	6,996	1,008,461
Other assets	28,840	14,899	43,739

TOTAL ASSETS	$3,004,071	$55,868	$3,059,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,266	$—	$56,266
Income taxes payable	33,173	30,242	63,415
Accrued salary and related expenses	121,234	50,115	171,349
Accrued expenses	54,305	(10,811)	43,494
Deferred income on shipments to distributors	20,225	—	20,225

Total current liabilities	285,203	69,546	354,749

Other liabilities	—	19,666	19,666
Deferred tax liabilities	134,686	(134,667)	19

Total liabilities	419,889	(45,455)	374,434

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares
Issued and outstanding: none	—	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 327,494 in 2005	327	—	327
Additional paid-in capital	134,671	197,304	331,975
Deferred stock-based compensation	—	(166,749)	(166,749)
Retained earnings	2,455,714	70,768	2,526,482
Accumulated other comprehensive loss	(6,530)	—	(6,530)

Total stockholders’ equity	2,584,182	101,323	2,685,505

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,004,071	$55,868	$3,059,939

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 25, 2005			Year Ended June, 26, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$540,837	$(78,560)	$462,277	$419,752	$(114,142)	$305,610
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	—	90,314	90,314	—	153,530	153,530
Depreciation and amortization	76,849	804	77,653	61,860	—	61,860
Deferred taxes	—	22,883	22,883	—	(23,135)	(23,135)
Tax benefit related to stock-based compensation plans	117,000	(26,376)	90,624	152,500	(23,127)	129,373
Changes in assets and liabilities:
Accounts receivable	4,813	(4,870)	(57)	(70,398)	1,181	(69,217)
Inventories	(49,994)	8,055	(41,939)	3,407	3,840	7,247
Deferred taxes	45,483	(45,483)	—	23,500	(23,500)	—
Other current assets	1,614	7,201	8,815	2,005	(1,907)	98
Accounts payable	(37,590)	29,869	(7,721)	51,815	(26,535)	25,280
Income tax payable	13,834	15,235	29,069	8,439	528	8,967
Deferred income on shipments to distributors	(2,633)	—	(2,633)	1,276	—	1,276
All other accrued liabilities	(11,153)	8,992	(2,161)	41,298	26,732	68,030

Net cash provided by operating activities	$699,060	$28,064	$727,124	$695,454	$(26,535)	$668,919

Cash flows from investing activities:
Additions to property, plant and equipment	(132,445)	(29,869)	(162,314)	(231,618)	26,535	(205,083)
Restricted cash	—	20,829	20,829	—	(20,829)	(20,829)
Other non-current assets	(308)	1,805	1,497	2,873	—	2,873
Purchases of available-for-sale securities	(1,150,968)	—	(1,150,968)	(1,002,154)	—	(1,002,154)
Proceeds from sales/maturities of available-for-sale securities	808,885	—	808,885	994,296	(39,957)	954,339

Net cash used in investing activities	$(474,836)	$(7,235)	$(482,071)	$(236,603)	$(34,251)	$(270,854)

Cash flows from financing activities
Issuance of common stock	105,993	—	105,993	183,856	—	183,856
Repurchase of common stock	(168,457)	—	(168,457)	(601,244)	—	(601,244)
Dividends paid	(123,943)	—	(123,943)	(104,570)	—	(104,570)

Net cash used in financing activities	$(186,407)	$—	$(186,407)	$(521,958)	$—	$(521,958)

Net increase (decrease) in cash and cash equivalents	$37,817	$20,829	$58,646	$(63,107)	$(60,786)	$(123,893)
Cash and cash equivalents:
Beginning of year	147,734	(20,829)	126,905	210,841	39,957	250,798

End of year	$185,551	$—	$185,551	$147,734	$(20,829)	$126,905

Supplemental disclosures of cash flow information:
Cash paid, net during the year for income taxes	$93,622	$—	$93,622	$13,275	$—	$13,275
Noncash financing and investing activities:
Accounts payable related to property, plant & equipment purchases	$—	$4,600	$4,600	$—	$34,469	$34,469

Pro forma information

Pro forma information regarding net income and net income per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock option plans under the fair value method of SFAS 123. The impact of the restatement on the pro forma information is as follows:

	Year Ended June 25, 2005			Year Ended June, 26, 2004
	As Previously Reported (1)	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands)
Net income	$540,837	$(78,560)	$462,277	$419,752	$(114,142)	$305,610
Add:
Total stock-based compensation expense determined under the intrinsic value method, net of tax	—	59,700	59,700	—	95,141	95,141
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(155,904)	(30,664)	(186,568)	(134,734)	(93,350)	(228,084)

Net income—pro forma	$384,933	$(49,524)	$335,409	$285,018	$(112,351)	$172,667
Earnings per share:
As reported
Basic	$1.66	$(0.24)	$1.42	$1.28	$(0.34)	$0.94
Diluted	$1.58	$(0.23)	$1.35	$1.20	$(0.32)	$0.88
Pro forma
Basic	$1.18	$(0.15)	$1.03	$0.87	$(0.34)	$0.53
Diluted	$1.13	$(0.16)	$0.97	$0.82	$(0.32)	$0.50
Shares used in the calculation of earnings per share:
As reported
Basic	326,239	—	326,239	326,731	—	326,731
Diluted	342,843	(377)	342,466	350,575	(2,267)	348,308

(1)

Includes $3.7 million of stock-based compensation expense associated with guaranteed gains which was not included in the pro forma information disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2005.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every sixth or seventh year will be a 53-week fiscal year. Fiscal years 2006, 2005 and 2004 were 52-week years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, valuation allowance for deferred tax assets, reserves relating to income tax audits, allowances for doubtful accounts, customer returns and allowances, inventory valuation, reserves relating to litigation matters, accrued liabilities and reserves and assumptions related to the calculation of stock-based compensation. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of demand accounts, government securities, and money market funds. Short-term investments consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months at the date of purchase.

The Company’s cash equivalents and short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of investment securities are determined based on the specific identification method and are included in “Interest income and other, net” in the Consolidated Statements of Income.

Derivative Instruments

The Company transacts business in various non-U.S. currencies, primarily the Japanese Yen, British Pound, and the Euro. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. The Company has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in these exchange rates. These strategies reduce, but do not always entirely eliminate, the impact of currency exchange movements. The Company also incurs expenses in Philippine Peso and Thailand Baht related to our testing facility at those locations. The Company has not hedged these exposures as of June 24, 2006.

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S.-dollar-denominated cash flows. These contracts are designated as cash flow hedges and are recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than 6 months. The Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent of $76.6 million and $53.2 million at June 24, 2006 and June 25, 2005, respectively. For these derivatives, the effective portion of the gain or loss is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings during the period of change. The ineffective portion of the gains and losses on the derivatives has been immaterial in all periods presented. The net value of all contracts which hedge transactions that have affected earnings is classified within current assets. For contracts which hedge transactions that have not affected earnings (primarily backlog), a net gain is classified within current assets and a net loss is classified within current liabilities.

For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in Interest income and other, net in the Consolidated Statements of Income. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in earnings in each period until the instrument matures, is terminated or is sold. In fiscal years 2006 and 2005, no cash flow hedges were discontinued as a result of forecasted transactions that did not occur. Fair value of the contracts is determined by reference to liquidation value.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities. The fair value of the Company’s financial instruments approximate carrying values due to their short-term nature.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years for machinery and equipment and up to 40 years for buildings and building improvements. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is reflected in operating expense in the Consolidated Statements of Income in the period recognized.

The Company evaluates the recoverability of property, plant and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceed their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in SFAS No. 109, Accounting for Income Taxes. The Company records the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Revenue Recognition

The Company recognizes revenue for sales to direct customers and sales to international distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, risk of loss has transferred, collectibility of the resulting receivable is reasonably assured, there are no customer acceptance requirements and the Company does not have any significant post-shipment obligations. The Company estimates returns for sales to direct customers and international distributors based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered in this estimate.

Sales to certain U.S. distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain U.S. distributors to return a small portion of the Company’s products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, the Company defers recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes possession of such inventory from its consigned location at which point inventory is relieved, title transfers, and the Company has a legally enforceable right to collection under the terms of our agreement with the related customers.

The Company makes estimates of potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by the Company may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. At June 24, 2006 and June 25, 2005, the Company had $14.1 million and $6.5 million accrued for returns and allowances, respectively. During fiscal years 2006 and 2005, the Company recorded $86.3 million and $60.3 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $78.7 million and $59.9 million for actual returns and allowances given during fiscal years 2006 and 2005, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist of expenditures for labor and benefits, masks, prototype wafers and depreciation.

Other Liabilities

Included in other liabilities on the Consolidated Balance Sheet at June 24, 2006 and June 25, 2005 were $16.7 million and $19.7 million of deferred license revenues, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were $9.3 million, $11.3 million, and $11.1 million in fiscal years 2006, 2005, and 2004, respectively.

Shipping Costs

Shipping costs billed to customers are included in net revenues and the related shipping costs are included in cost of goods sold.

Foreign Currency Translation and Remeasurement

The U.S. dollar is the functional currency for the Company’s foreign operations. Using the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of Income are remeasured at the average exchange rates during the year.

Stock-Based Compensation

Effective June 26, 2005, the Company adopted the fair value recognition provision of SFAS 123(R). SFAS 123(R) requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options and other awards made to the Company’s employees and directors in exchange for services, in the income statement. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, dividend yield and forfeiture rates. SFAS 123(R) also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The assumptions the Company uses in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation on future awards may differ materially from that recorded in the current period.

The Company previously applied the intrinsic value method of APB 25, and its related interpretations and had adopted the disclosure-only provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123 (“SFAS 148”).

The Company adopted SFAS 123(R) using the modified prospective method, and, accordingly, financial statements for prior periods have not been restated to reflect the effect of SFAS 123(R). The Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Upon the adoption of SFAS 123(R) on June 26, 2005, the deferred stock-based compensation balance of $166.7 million was reclassified into additional paid-in capital reflecting the cumulative effect of adopting SFAS 123(R). The Company also recognized a credit for the cumulative effect of change in accounting principle of $1.6 million, net of tax, on June 26, 2005 related to previously recognized compensation cost of unvested awards that are not expected to vest based on the Company’s estimate of forfeitures as of the date of adoption of SFAS 123(R). Under APB 25, the Company had accounted for actual forfeitures as they occurred.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”) provides an elective alternative transition method related to accounting for the tax effects of shared-based payment awards to employees, as required by SFAS 123(R). FSP FAS 123(R)-3 allows entities to make a one-time election to adopt an alternative transition method for calculating the pool of net excess tax benefits (“APIC Pool”) that are available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The alternative transition method is comprised of a (a) computational component that establishes a beginning balance in the APIC Pool on the date of adoption of SFAS 123(R); and (b) simplified method to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). The APIC Pool impact of awards partially vested upon, or granted after, the adoption of SFAS 123(R) will continue to be determined in accordance with the guidance in SFAS 123(R). The Company has evaluated FSP FAS 123(R)–3 and has elected to adopt the alternative transition method during fiscal year 2006. Accordingly, the Company’s fiscal year 2006 financial statements reflect the adoption of the alternative transition method.

401(k) Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) through Fidelity Investments, under which full-time U.S. employees may contribute, on a pretax basis, between 1% and 20% of their total annual income from the Company, subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The administration expense charged by Fidelity Investments, which the Company pays, was immaterial for fiscal years 2006, 2005 and 2004, respectively. Company contributions to the 401(k) Plan were $0.7 million, $0.5 million, and $0.9 million in fiscal years 2006, 2005 and 2004, respectively.

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and restricted stock units. The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method. See Note 5 “Earnings Per Share” of these Notes to Consolidated Financial Statements.

Legal Fees

The Company expenses legal fees associated with its legal exposures as such fees are incurred (as opposed to accruing an estimate at the time the related exposure occurs).

Litigation and Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against the Company. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. The Company expenses legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, the Company determines whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact its results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting the Company’s results of operations.

Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses for certain former officers of the Company who are or were subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim’s historical stock option granting practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. The Company expenses such amounts as incurred.

Product Warranty

The Company warrants its products to its customers generally for one year from the date of shipment, but in certain cases for longer periods. In certain other cases, the Company’s product warranty may include significant financial responsibility beyond the cost of replacing the product. If there is a material increase in the rate of customer claims or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may record a charge against future cost of sales. Warranty expense has historically been immaterial to the Company’s financial statements.

Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims, property and casualty and general liability. The Company’s workers’ compensation insurance has a $1.0 million deductible per case. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims, property and casualty and general liability of $11.7 million and $13.6 million are included in accrued expenses as of June 24, 2006 and June 25, 2005, respectively.

In addition to the above, the Company is self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims are included in accrued salary and related expenses and are not material as of June 24, 2006 and June 25, 2005, respectively.

Post-employment Benefits

Post-employment benefits accrued for health benefits provided to former employees are accounted for under Statement of Financial Accounting Standards No. 112, Employer’s Accounting for Post-employment Benefits (“SFAS 112”). A liability for post-employment benefits is recorded when payment is probable and the amount is reasonably estimable.

Concentration of Credit Risk

Due to the Company’s credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. While a significant portion of the Company’s revenues is made through domestic and international distributors, no single customer has accounted for more than 10% of net revenues in fiscal years 2006, 2005, and 2004.

The Company maintains cash, cash equivalents, and short-term investments with various financial institutions, limits the amount of credit exposure to any one financial institution or instrument, and is exposed to credit risk in the event of default by these institutions to the extent of amounts recorded at the balance sheet date. To date, the Company has not incurred losses related to these investments.

Concentration of Other Risks

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both in the United States and abroad, economic conditions specific to the semiconductor industry and to the analog and mixed signal portion of that industry, demand for the Company’s products, the timely introduction of new products, implementation of new manufacturing technologies; manufacturing capacity, the ability to manufacture efficiently, the availability of materials, supplies, machinery and equipment, competition; the ability to safeguard patents and intellectual property in a rapidly evolving market, and reliance on assembly and, to a small extent, wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Recently Announced Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 in fiscal year 2006. The adoption did not have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 in fiscal year 2006. The adoption did not have a material impact on the Company’s results of operations or financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 in fiscal year 2006. The adoption did not have a material impact on the Company’s results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (fiscal 2007 for the Company). The Company believes the adoption of SFAS 155 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. In addition, in May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), to amend FIN 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The cumulative effect of applying FIN 48 is expected to result in a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In addition, in February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP No.157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial condition, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires employers to recognize in the statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. It also requires employers to measure plan assets and obligations that determine the funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006 (fiscal 2007 for the Company). The adoption of SFAS 158 in fiscal year 2007 is not expected to have a material impact the Company’s consolidated financial position, results of operations or liquidity.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006 (fiscal 2007 for the Company). The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company is required to adopt the provisions of SFAS 159 as of the beginning of its fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although earlier adoption is permitted. The Company early adopted EITF 06-10 during the three months ended September 29, 2007 and recorded a cumulative effect adjustment as a net reduction to retained earnings of approximately $14.1 million. No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. Earlier adoption is not permitted. The adoption of EITF 07-3 is not expected to have a material impact on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 improves the relevance, comparability and transparency of financial statements and eliminates diversity in practice that currently exists in accounting for transactions between an entity and noncontrolling interests. This standard is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material effect on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB ratified EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Comercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 07-1 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-01 is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411 on September 16, 2008, The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

NOTE 4: STOCK-BASED COMPENSATION

The Company adopted SFAS 123(R) in fiscal year 2006. The Company adopted SFAS 123(R) using the modified prospective method, and, accordingly, financial statements for prior periods have not been restated to reflect the effect of SFAS 123(R). The Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). In March 2005, the SEC issued SEC SAB No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company elected to adopt the alternative transition method in its adoption of SFAS 123(R). The Company previously applied the intrinsic value method of APB 25 and related interpretations and had adopted the disclosure-only provisions of SFAS No. 123. A special committee of the Board of Directors and the Company’s management determined that incorrect measurement dates for certain stock option grants were used for financial accounting purposes, and certain previously issued stock option grants were modified without properly recording compensation expense. As a result the Company has restated previously issued consolidated financial statements. The disclosures herein give effect to the restatement. See Note 2 for additional information.

At June 24, 2006, the Company had five stock option plans and one employee stock participation plan, including the Company’s 1996 Stock Incentive Plan (the “1996 Plan”), 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan (the “ESP Plan”), and Supplemental Non-employee Stock Option Plan. In November 2005, the stockholders approved amendments to the 1996 Plan (1) to increase the authorized shares by 9.5 million shares (2) to provide the ability to grant awards of restricted stock units and restricted stock and (3) to extend the term of the plan through 2015.

The Company’s aggregate stock-based compensation cost for fiscal year 2006 was $251.4 million after accounting for estimated forfeitures and resulted primarily from awards of stock options, restricted stock units under the Company’s 1996 Plan and stock purchase rights under the Company’s ESP Plan, amounting to $224.6 million, $13.4 million and $13.4 million, respectively. Total income tax benefits recognized in the income statement for fiscal year 2006 for stock-based compensation arrangements amounted to $83.4 million. Compensation cost capitalized as part of inventory as of June 24, 2006 was $17.5 million.

The following table shows total stock-based compensation expense, including the related tax effect, in the Consolidated Statements of Income for fiscal years 2006, 2005 and 2004:

	For the Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
		(Restated)	(Restated)
	(In thousands)
Cost of goods sold
Stock options	$59,096	$24,342	$39,866
Restricted stock units	501	—	—
Employee stock purchase plan	2,543	—	—

	62,140	24,342	39,866

Research and development expense
Stock options	119,442	51,435	84,787
Restricted stock units	10,586	—	—
Employee stock purchase plan	8,299	—	—

	138,327	51,435	84,787

Selling, general and administrative expense
Stock options	46,051	14,537	28,877
Restricted stock units	2,353	—	—
Employee stock purchase plan	2,543	—	—

	50,947	14,537	28,877

Total stock-based compensation expense
Stock options	224,589	90,314	153,530
Restricted stock units	13,440	—	—
Employee stock purchase plan	13,385	—	—

Pre-tax stock-based compensation expense	251,414	90,314	153,530
Less: Income tax effect	83,391	29,300	54,829

Net stock-based compensation expense	$168,023	$61,014	$98,701

Employee Stock Participation Plan

The Company’s ESP Plan, which was previously approved by the Company’s stockholders, permits the grant of up to 18.1 million shares. In November 2005, the stockholders approved an amendment to the ESP Plan to increase the authorized shares by 1.5 million shares. Under the ESP Plan, the Company offers stock purchase rights to purchase the Company stock at three to twenty-four month intervals at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. Each offering can be no longer than 27 months. The Company’s ESP Plan does not permit employees to buy more than $25,000 worth of stock annually.

The fair value of stock purchase rights granted under the Company’s ESP Plan is estimated on the date of grant using the Black-Scholes valuation model. Expected volatilities are based on the implied volatilities from traded options on the Company’s stock. The Company analyzes historical exercise patterns and applies the simplified method of SAB 107 to estimate expected holding period. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines dividend yield by dividing the annualized dividends per share by the quarter’s average stock price. The result is analyzed by the Company to determine whether it represents expected future dividend yield. SFAS 123(R) also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

The value of the Company’s stock purchase rights granted under its ESP Plan during fiscal years 2006, 2005 and 2004 was estimated at the date of grant using the following assumptions (the weighted average assumptions for fiscal years 2005 and 2004 were used in determining pro forma disclosures under SFAS 123 for those years):

	ESP Plan
	2006	2005	2004
Expected holding period (in years)	1.1	1.1	0.5
Risk-free interest rate	4.3%	2.5%	1.2%
Expected stock price volatility	29%	33%	42%
Dividend yield	1.30%	1.00%	0.63%

During fiscal year 2006, the Company recognized $13.4 million compensation cost related to its ESP Plan. The weighted average grant date fair values generated by application of the Black-Scholes model were $10.38, $11.99 and $11.63 for fiscal years 2006, 2005 and 2004, respectively. At June 24, 2006, a total of 2.4 million shares were reserved and available for issuance under the Company’s ESP Plan. The Company had unrecognized compensation expense of $6.2 million related to its ESPP at June 24, 2006. See Note 16, “Subsequent Events” for additional information.

1996 Stock Incentive Plan – Exchange of Vested Stock Options for Restricted Stock Units

On February 1, 2006, the Company filed with the SEC a tender offer statement allowing employees, excluding officers, to exchange outstanding, vested and unexercised employee stock options granted under the Maxim Integrated Products, Inc. 1996 Stock Incentive Plan, as amended and restated, the Maxim Integrated Products, Inc. 1987 Supplemental Stock Option Plan, as amended, the Dallas Semiconductor Corporation 1987 Stock Option Plan, as amended and restated, or the Dallas Semiconductor Corporation 1993 Officer and Director Stock Option Plan, with an exercise price equal to or greater than $35 per share for restricted stock units (“RSUs”) vesting quarterly in four equal installments over the approximate 12 month period from issuance date at a specified exchange rate derived using the Black-Scholes valuation model. In some cases, employees could elect to exchange vested options for RSUs at a specified exchange rate greater than that derived using the Black-Scholes valuation model and these RSUs will vest quarterly in six equal installments over the approximate 18-month period from issuance date. The restricted stock units represent a promise by the Company to the employees to issue shares of its Common Stock in the future, provided the vesting criteria have been satisfied.

On March 1, 2006, the tender offer expired and approximately 11.8 million vested options were exchanged for approximately 2.4 million RSUs in this program. The Company accounted for the exchange as a modification under the provisions of SFAS 123(R). Incremental compensation expense resulting from the exchange was $20.3 million and is being amortized as a charge to earnings over service periods of 12 to 18 months.

1996 Stock Incentive Plan – Restricted Stock Units

In addition to the stock options exchanged for RSUs described above, the Company also issued 4.4 million newly granted RSUs in fiscal year 2006. During fiscal year 2006, the Company recorded $13.4 million in compensation cost related to all RSUs. The Company granted approximately 6.8 million RSUs with a weighted average grant date fair value of $26.38 during fiscal year 2006. RSUs granted reduce the total number of shares available to grant under the 1996 Stock Incentive Plan by a factor of two. To the extent RSUs are returned back to the 1996 Stock Incentive Plan, for example due to cancellations, such RSUs would increase the number of shares available to grant by a factor of two.

The following table summarizes outstanding RSUs at June 24, 2006 and RSU activity during fiscal year 2006:

	Outstanding RSU Awards	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2005	—
Awards granted (1)	6,786,463
Awards cancelled	(148,271)
Awards exercised	(562,601)

Balance at June 24, 2006	6,075,591	1.7	$195,391,007

Expected to vest at June 24, 2006	5,660,075	1.6	$182,028,011

(1)	Includes 2.4 million RSUs granted in the exchange of stock options for RSUs.

As of June 24, 2006, there was $147.1 million of unrecognized compensation cost related to 6.1 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.4 years.

1996 Stock Incentive Plan – Stock Options

The Company’s 1996 Plan, which was previously approved by the Company’s stockholders, permits the grant of up to 127.1 million shares. Under the 1996 Plan, options are to be granted with an exercise price not less than fair market value on the date of grant as determined by the Board of Directors or Plan administrator. Options granted under the 1996 Plan, as well as under the Company’s other stock plans described above, generally vest over five years and expire from five to ten years from the date of the grant or such shorter term as may be provided in the agreement.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options on the Company’s stock. The Company analyzes historical exercise patterns of relatively homogeneous groups of employees to estimate expected holding period. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines dividend yield by dividing the annualized dividends per share by the quarter’s average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. Modification of the assumption is made as necessary. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimate changes or actual differs from those estimates.

The valuation of options granted in fiscal years 2006, 2005, and 2004 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions (the weighted average assumptions for fiscal years 2005 and 2004 were used for determining amounts for pro forma disclosures under SFAS 123 for those years):

	Stock Option Plan
	2006	2005	2004
		(Restated) (1) (2)	(Restated) (1) (2)
Expected option holding period (in years) (1)	5.1	4.5	4.7
Risk-free interest rate (2)	4.3%	3.3%	2.8%
Stock price volatility	28%	33%	42%
Dividend yield (2)	1.22%	0.90%	0.60%

(1)	Expected option holding period for fiscal years 2005 and 2004 has been restated due to measurement dates and the impact such changes had on the expected option holding period.
(2)	Risk-free interest rate for fiscal year 2004 and dividend yields for fiscal year 2005 and fiscal year 2004 have been restated due to errors in previous calculations for these assumptions.

At June 24, 2006, the Company had 4,698,857 shares of its common stock available for issuance to employees and certain others under the 1996 Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, ESP Plan and Supplemental Nonemployee Stock Option Plan.

The following table summarizes outstanding stock options at June 24, 2006 and stock option activity during fiscal years 2006, 2005 and 2004:

	Outstanding Options		Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (2)
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 29, 2003 (1)	92,784,722	$28.84
Options granted (1)	17,170,943	39.34
Options cancelled (1)	(4,468,254)	44.35
Options exercised (1)	(11,685,447)	14.25

Balance at June 26, 2004 (1)	93,801,964	31.84
Options granted (1)	17,760,400	41.32
Options cancelled (1)	(3,451,453)	37.50
Options exercised (1)	(6,517,331)	12.88

Balance at June 25, 2005 (1)	101,593,580	34.52
Options granted	13,063,685	37.56
Options cancelled	(6,475,917)	39.11
Options exercised (3)	(18,802,924)	36.86

Balance at June 24, 2006	89,378,424	34.14	6.1	$297,946,615

Exercisable at June 24, 2006	38,738,447	29.43	4.1	$253,389,935

Vested and expected to vest at June 24, 2006	85,607,234	33.96	6.0	$296,163,993

(1)	Share amounts have been restated to reflect revised measurement dates and the impact such revisions had on outstanding options.
(2)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $32.16 on June 23, 2006, the last business day preceding the fiscal year end.
(3)	Includes 11.8 million vested options that were exchanged for RSUs as described above.

The following table summarizes information about stock options that were outstanding and exercisable at June 24, 2006:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 24, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 24, 2006	Weighted Average Exercise Price
$5.81 - $19.99	10,687,161	1.5	$13.97	10,608,251	$13.97
$20.44 - $24.99	9,422,371	4.8	22.27	5,793,207	22.84
$25.35- $29.99	1,151,798	3.6	27.73	1,028,113	27.88
$30.13 - $34.99	19,302,606	6.1	33.29	8,776,718	33.44
$35.16 - $39.99	21,977,735	7.9	37.39	5,220,348	37.55
$40.16 - $44.99	17,361,171	7.8	41.97	3,068,656	41.64
$45.25 - $87.06	9,475,582	6.1	49.31	4,243,154	50.32

	89,378,424	6.1	34.14	38,738,447	29.43

During fiscal year 2006, the Company received cash of $148.8 million from the exercise of stock options and equity awards. The Company issues new shares upon the exercise of options. During fiscal year 2006, the Company granted approximately 13.1 million stock options from its 1996 Plan. The weighted average grant date fair values of stock options granted during fiscal years 2006, 2005 and 2004 were $11.43, $13.03 and $19.27 , respectively. The total intrinsic value of options exercised during fiscal years 2006, 2005 and 2004 was $147.4 million, $192.3 million and $390.1 million, respectively. As of June 24, 2006, there was $386.0 million of total unrecognized compensation cost related to 50.6 million stock options expected to be recognized over a weighted average period of approximately 3.2 years.

Non-cash Compensation Expense due to Modifications

In fiscal years 2006, 2005 and 2004, stock-based compensation expense included incremental compensation expense/(credit) from modifications to option terms of $5.7 million, $(0.7) million and $42.1 million, respectively. The Company recorded the impact of modifications in fiscal year 2006 in accordance with SFAS 123 (R). Modifications consummated in periods prior to fiscal year 2006 were recorded under APB 25 and under the variable method of accounting under FIN 44. Please see Note 2 for additional information regarding prior modifications.

Stock Options Granted to Non-employees

From time to time, the Company grants equity awards to non-employees as permitted under its 1996 Plan. Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123(R) and EITF 96-18, as applicable, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. During fiscal years 2006, 2005 and 2004, the Company recorded compensation expense (credit) of $0.1 million, $(3.0) million and $4.5 million, respectively.

Impact of SFAS 123(R) on Financial Statements

The following table shows total stock-based compensation expense for the fiscal year ended June 24, 2006, included in the Consolidated Statements of Income:

For the Year Ended June 24, 2006
(In thousands, except per share data)
Cost of goods sold	$62,140
Research and development	138,327
Selling, general and administrative	50,947

Pre-tax stock-based compensation expense	251,414
Less: related tax effect	83,391

Net stock-based compensation expense	$168,023

Effect on earnings per share:
Basic	$0.52

Diluted	$0.50

Prior to adopting SFAS 123(R), the Company presented all excess tax benefits resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS 123(R) requires excess tax benefits generated by stock based employee awards to be classified as cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3, 100% of the realized tax benefits generated by employee awards that were fully vested and outstanding upon the adoption of SFAS123R are treated as excess tax benefits and classified as cash flows from financing activities. Stock based employee awards partially vested upon, or granted after, the adoption of SFAS123R generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. As a result of adopting SFAS 123(R), $44.7 million of realized tax benefits for fiscal year ended June 24, 2006 have been classified as a financing cash inflow.

Prior to the adoption of SFAS No. 123(R)

As required under the disclosure-only provisions of SFAS 123, the reported net income and earnings per share for fiscal year 2005 and 2004 have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	For the Year Ended
(In thousands, except per share data)	June 25, 2005	June 26, 2004
	(Restated) (1)	(Restated) (1)
Net income	$462,277	$305,610
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	59,700	95,141
Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(186,568)	(228,084)

Net income - pro forma	$335,409	$172,667

Basic earnings per share - as reported	$1.42	$0.94
Basic earnings per share - pro forma	$1.03	$0.53
Diluted earnings per share - as reported	$1.35	$0.88
Diluted earnings per share - pro forma	$0.97	$0.50

Shares used in the calculation of earnings per share:
Basic	326,239	326,731
Diluted	342,466	348,308

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

In connection with the adoption of SFAS 123(R), the Company has capitalized stock-based compensation into inventory. The Company has therefore included the effect of capitalized inventory in the pro forma disclosures to ensure consistency with the disclosures under SFAS 123(R).

NOTE 5: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
		(Restated) (1)	(Restated) (1)
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$387,701	$462,277	$305,610

Denominator for basic earnings per share	323,460	326,239	326,731
Effect of dilutive securities:
Stock options, RSUs and ESPP	15,167	16,227	21,577

Denominator for diluted earnings per share	338,627	342,466	348,308

Earnings per share:
Basic	$1.20	$1.42	$0.94

Diluted	$1.14	$1.35	$0.88

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

Approximately 34.4 million, 27.5 million, and 15.1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for fiscal years 2006, 2005, and 2004, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 6: FINANCIAL INSTRUMENTS

Investments

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company recorded a net unrealized loss of $11.7 million and $9.3 million on available-for-sale investments at June 24, 2006 and June 25, 2005, respectively. There are 28 investments that are in an unrealized loss position at June 24, 2006. The unrealized loss resulted from an increase in interest rates that occurred during fiscal years 2006 and 2005. The Company believes the unrealized loss is temporary. Fair market values are calculated based upon prevailing market quotes at the end of each fiscal year.

Available-for-sale investments at June 24, 2006 were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$680,846	$—	$(11,102)	$669,744
Federal Agency Debt securities	251,212	—	(639)	250,573

Total available-for-sale investments	$932,058	$—	$(11,741)	$920,317

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 24, 2006.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Treasury securities	$23,062	$(365)	$646,682	$(10,737)	$669,744	$(11,102)
Federal Agency Debt securities	250,573	(639)	—	—	250,573	(639)

	$273,635	$(1,004)	$646,682	$(10,737)	$920,317	$(11,741)

Available-for-sale investments at June 25, 2005 were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$918,180	$166	$(9,232)	$909,114
Federal Agency Debt securities	380,307	—	(280)	380,027

Total available-for-sale investments	$1,298,487	$166	$(9,512)	$1,289,141

The Company’s Interest Income and other, net of $46.4 million, $30.1 million and $21.4 million in fiscal years 2006, 2005 and 2004, respectively, includes interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses. The Company realized immaterial gains or losses in fiscal years 2006, 2005 and 2004.

The Company’s portfolio of marketable securities by contractual maturity is as follows:

	June 24, 2006	June 25, 2005
	(In thousands)
Due in one year or less	$682,164	$610,673
Due after one year through three years	238,153	678,468

Total	$920,317	$1,289,141

Foreign exchange contracts

At June 24, 2006, and June 25, 2005, the Company held forward exchange contracts, all having maturities of less than six months, to exchange various foreign currencies for U.S. dollars in the amount of $76.6 million and $53.2 million, respectively. The table below summarizes, by currency, the notional amounts of the Company’s forward exchange contracts and net unrealized gain or loss at the end of fiscal years 2006 and 2005. The net unrealized gain or loss approximates the fair market value of these contracts.

	June 24, 2006		June 25, 2005
	Notional Amounts	Unrealized Gains (Losses)	Notional Amounts	Unrealized Gains (Losses)
	(In thousands)
Currency:
Japanese Yen	$48,487	$470	$33,243	$621
British Pound Sterling	11,812	166	8,102	36
Euro	15,287	(99)	11,022	292
Swiss Franc	1,056	6	826	13

	$76,642	$543	$53,193	$962

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates at year-end. The Company attempts to control credit risk through credit approvals and monitoring procedures. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial in fiscal years 2006, 2005 and 2004.

NOTE 7: INVENTORIES

The components of inventories consist of:

	June 24, 2006	June 25, 2005
		(Restated) (1)
	(In thousands)
Raw materials	$15,963	$14,995
Work-in-process	144,501	111,216
Finished goods	50,431	52,961

	$210,895	$179,172

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 24, 2006	June 25, 2005
		(Restated) (1)
	(In thousands)
Land	$76,596	$74,468
Buildings and building improvements	327,877	320,206
Machinery and equipment	1,671,552	1,469,557

	2,076,025	1,864,231
Less accumulated depreciation	(911,541)	(855,770)

	$1,164,484	$1,008,461

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The Company recorded $85.2 million, $74.0 million and $59.3 million of depreciation expense in fiscal years 2006, 2005 and 2004, respectively.

NOTE 9: OTHER ASSETS

Other assets consist of:

	June 24, 2006	June 25, 2005
	(in thousands)
Deferred tax assets	$36,410	$16,704
Other	33,527	27,035

	$69,937	$43,739

Included in other assets at June 24, 2006 was $6.3 million of intellectual property, net of $7.7 million of accumulated amortization and adjustments. Amortization expenses and adjustments for the intellectual property were $1.4 million, $2.7 million and $2.9 million for fiscal years 2006, 2005 and 2004, respectively. The gross carrying amount of the intellectual property is $14.0 million and it is being amortized over ten years, which is its estimated useful life. The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production. As required by SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the intellectual property whenever an indicator of impairment exists. There were no indicators of impairment as of June 24, 2006. Based on the carrying amount of identified assets recorded at June 24, 2006 and assuming no subsequent impairment of the underlying assets, the future amortization expense are expected to be as follows:

(In thousands)	2007	2008	2009	2010	2011
Intellectual property assets:	$1,400	$1,400	$1,400	$1,400	$741

Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be adversely impacted in the period in which such determination is made.

Also included in other assets in the Consolidated Balance Sheet at June 24, 2006 and June 25, 2005 are loans to employees of approximately $7.5 million and $9.9 million, respectively. These loans are collateralized mainly by employees’ stock options and RSUs. To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans. These loans are not made to officers of the Company nor for the purchase or exercise of stock options.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Maxim Integrated Products, Inc. Derivative Litigation, Lead Case No. 5:06-cv-03344-JW, which consolidates McKinney v. Beck, et al. (Case No. 06-3344) and Horkay v. Beck, et al. (Case No. 06-3395), City of Pontiac Policemen’s and Firemen’s Retirement System v. Hood, et al. (Case No. 06-03754) and Corey v. Gifford, et al. (Case No. 06-03755) the “Federal Consolidated Action”; (2) the Superior Court of the State of California, County of Santa Clara as Louisiana Sheriffs’ Pension & Relief Fund v. Gifford et al. (Case No. 1-06-CV-065626) and Beauchamp v. Doluca, et al. (Case No. 1-07-CV-077990) and (3) the Delaware Court of Chancery, as Ryan v. Gifford, et al. (Case No. Civ 2213-N). The complaints allege, among other things, that certain of the Company’s current and former executive officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct of back-dating stock options as well as violating applicable securities laws. The Company is named as a nominal defendant as the plaintiffs purport to bring the derivative action on the Company’s behalf.

The parties to the Delaware derivative litigation entered into a stipulated settlement agreement on September 16, 2008, conditioned upon approval of the Delaware Court of Chancery and subject to dismissal of all other pending derivative lawsuits. Currently, there is no trial date scheduled in any of the other actions.

On February, 6, 2008 a class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and its former Chief Executive Officer and former Chief Financial Officer. The complaint alleges that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaint seeks, on behalf of persons who purchased the Company’s common stock during the period from April 29, 2003 to January 17, 2008, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements. The action has been stayed pending completion of the restatement of the Company’s consolidated financial statements.

Stock Option Inquiry by Regulatory Authorities

On June 6, 2006, the Company was contacted by the SEC regarding an informal inquiry relating to its past stock options grants and practices. On December 4, 2007, the Company settled the matter with the SEC without admission of any guilt or wrongdoing and without any assessment of penalties against the Company. On June 29, 2006, the Company received a subpoena from the U.S. Attorney’s Office for the Northern District of California (“U.S. Attorney”) requesting documents relating to its stock option grants and practices. The Company cooperated with the U.S. Attorney and was informed that the U.S. Attorney’s office does not intend to pursue any action against the Company.

Other Legal Proceedings

In the third quarter of fiscal year 2007, the Company settled ongoing litigation involving trade secret allegations brought by Analog Devices, Inc. (“ADI”) against the Company, and certain of the Company’s employees, relating to analog to digital converters. Under the terms of the settlement agreement, the Company paid ADI $19.0 million in fiscal year 2007, which amount was accrued in fiscal 2006 and was included in accrued expenses in the Consolidated Balance Sheet at June 24, 2006. The Company also agreed that for a four-year period from the date of settlement, it will not develop new standalone analog to digital converters having certain specified resolutions, speeds and purposes. This restriction does not include the use of analog to digital converters when embedded on the same die with a more comprehensive device, system or functionality.

In December 2005, Master Chips bvba (“Master Chips”), a former distributor of the Company’s products in Belgium, filed a demand for arbitration against the Company before the International Court of Arbitration of the International Chamber of Commerce alleging that the Company failed to give adequate advance notice to Master Chips of termination of the distribution agreement under Belgian law and that the Company failed to pay Master Chips commissions on part sales (Case No. 14 123 RCH/JHN). Master Chips sought the recovery of the alleged value of their entire business at the time of termination which they claimed exceeded $12 million and an unspecified amount for the alleged underpayment of commissions. In response to the arbitration demand, the Company asserted a claim against Master Chips alleging that it over-paid commissions on part sales. In July 2008, the arbitrator issued a final award awarding Master Chips approximately $9.1 million on all claims. The Company accrued for this award in fiscal year 2006.

Following the issuance of the partial arbitration award and before the issuance of the final award, in March 2008 the Company filed a petition to vacate the arbitration award in the U.S. District Court for the Northern District of California alleging that the interim award, along with the final award when so issued, should be vacated (C 08-00721 JW). In its answer, Master Chips asserted that the partial award (along with any final award) should not be vacated and filed a cross-petition to confirm the arbitration award. Oral argument on the Company’s petition to vacate was held in June 2008. In August 2008, the Court denied the Company’s petition to vacate the arbitration award and confirmed the arbitration award.

In addition to the above, we are subject to other legal proceedings and claims that arise in the normal course of our business. We do not believe that the ultimate outcome of matters arising in the normal course of our business will have a material adverse effect on the financial position of the Company.

Commitments

The Company leases certain of its facilities under various operating leases that expire at various dates through October 2014. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

Future annual minimum lease payments for all leased facilities are as follows:

Fiscal Years	(In thousands)
2007	$3,624
2008	2,365
2009	1,337
2010	631
2011	450
Thereafter	260

$8,667

Rental expense amounted to approximately $4.2 million, $4.6 million, and $3.6 million in fiscal years 2006, 2005, and 2004.

Other commitments as of June 24, 2006 totaled approximately $155.5 million mainly consist of royalty obligations for licensed patents and purchase obligations for plant and equipment and certain materials and supplies.

Potential Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of the Company’s investigation into its historical stock option granting practices, the Company has determined that a number of its outstanding stock option awards were granted at exercise prices below the fair market value of its stock on the appropriate accounting measurement date. A significant adverse tax consequence is that the re-measured options vesting after December 31, 2004 or options that are materially modified after October 3, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) (“Section 409A”). The Company’s option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that Maxim’s action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to the Company’s ability to cure the options from exposure to Section 409A, and the Company decides to reimburse its option holders for such taxes, its results of operations may be materially adversely affected.

Also as a result of the investigation into equity awards, the Company has determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that Maxim’s accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, the Company’s results of operations may be materially adversely affected.

Indemnifications

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company is required by law in certain jurisdictions to indemnify employees from attorneys’ fees and claims for damages arising from claims in the course and scope of their employment. The Company also indemnifies its directors and executive officers to the maximum extent permitted under the laws of the

State of Delaware. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim’s historical stock option granting practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. The Company expenses such amounts as incurred.

NOTE 11: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts. The components of comprehensive income and related tax effects were as follows:

	For the Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
		(Restated) (1)	(Restated) (1)
	(In thousands)
Net income (1)	$387,701	$462,277	$305,610
Change in unrealized gains (losses) on forward exchange contracts, net of tax benefit (expense) of $111 in 2006, $(423) in 2005, and $162 in 2004	(188)	795	(329)
Change in unrealized losses on investments, net of tax benefit (expense) of $823 in 2006, $691 in 2005, and $4,086 in 2004	(1,401)	(361)	(8,059)

Total comprehensive income	$386,112	$462,711	$297,222

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

Accumulated other comprehensive gains (losses) presented in the Consolidated Balance Sheets at June 24, 2006 and June 25, 2005 consist of net unrealized losses on available-for-sale investments of $(6.8) million and $(5.4) million, respectively, net unrealized gains on forward exchange contracts of $0.2 million and $0.4 million, respectively, and net foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively.

NOTE 12: INCOME TAXES

The provision for income taxes consisted of the following:

	For the Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
		Restated (1)	Restated (1)
	(in thousands)
Federal
Current	$243,747	$203,562	$150,668
Deferred	(68,291)	16,907	(21,699)
State
Current	9,305	11,637	8,273
Deferred	(2,213)	1,066	(1,436)
Foreign
Current	4,119	3,384	4,828
Deferred	(871)	—	—

	$185,796	$236,556	$140,634

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

Pretax income from the Company’s foreign subsidiaries was approximately $9.6 million, $14.3 million and $13.3 million for the years ended June 24, 2006, June 25, 2005, and June 26, 2004, respectively. As of June 24, 2006 the Company’s foreign subsidiaries have accumulated undistributed earnings of $2.6 million that are intended to be indefinitely reinvested outside the U.S. and accordingly no provision for U.S. or state tax has been made for the distribution of these earnings. At June 24, 2006 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $0.7 million.

The Company has tax holidays with respect to certain operations in Thailand. The Thailand tax holiday will expire in fiscal year 2012. The impact of the tax holidays on net income was not material for fiscal years 2006, 2005 and 2004.

During the fiscal year 2006 the Company completed its evaluation of the one-time foreign dividend repatriation provisions enacted as part of the American Jobs Creation Act of 2004. The Company elected not to repatriate foreign earnings pursuant to these dividend repatriation provisions.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
		Restated (1)	Restated (1)
	(in thousands)
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	0.7	1.2	1.0
General business credits	(0.4)	(0.5)	(1.0)
Export sales benefit	(3.5)	(2.9)	(4.1)
Domestic production deduction benefit	(1.2)	—	—
Stock-based compensation	1.2	0.2	0.5
Other	0.7	0.9	0.1

Provision for income tax rate	32.5%	33.9%	31.5%

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	June 24, 2006	June 25, 2005
		Restated (1)
	(in thousands)
Inventory valuation and reserves	$65,463	$70,358
Distributor related accruals and sales return and allowance accruals	15,172	12,579
Deferred revenue	7,037	8,158
Accrued compensation	46,740	46,983
Stock-based compensation	205,048	149,162
Net operating loss carryovers	2,930	4,746
Tax credit carryovers	40,520	50,197
Impairment charge	6,054	6,916
Other reserves and accruals not currently deductible for tax reporting	22,021	11,004
Other	5,383	3,138

Total deferred tax assets	416,368	363,241
Deferred tax liabilities:
Fixed assets cost recovery	(155,122)	(150,049)
Other	(4,061)	(4,345)

Net deferred tax assets before valuation allowance	257,185	208,847
Valuation allowance	(41,480)	(52,930)

Net deferred tax assets	$215,705	$155,917

The decrease in the valuation allowance of $11.4 million in fiscal year 2006 is primarily due to the utilization and recognition of loss and credit carryovers attributable to stock option deductions, the benefit of which was credited to additional paid-in capital when recognized.

The valuation allowance of $41.5 million is primarily attributable to the tax benefits on gains from the exercise of stock options, and when realized, will be recorded to additional paid-in-capital.

As of June 24, 2006, the Company has $45.1 million of state net operating loss carryforwards expiring at various dates between fiscal years 2017 and 2022, $7.4 million of state credit carryforwards expiring at various dates between fiscal years 2006 and 2026 and $54.9 million of state credit carryforwards with no expiration date.

NOTE 13: SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on customers’ ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
		(Restated) (1)	(Restated) (1)
	(In thousands)
United States	$417,529	$441,948	$382,165
China	505,933	373,890	272,917
Japan	177,984	165,409	148,887
Rest of Asia	376,312	329,305	317,911
Europe	328,369	316,136	277,226
Rest of World	50,818	45,046	41,476

	$1,856,945	$1,671,734	$1,440,582

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

Net long-lived assets by geographic region were as follows:

	June 24, 2006	June 25, 2005
		(Restated) (1)
	(In thousands)
United States	$908,552	$762,662
Philippines	178,502	194,876
Rest of World	77,430	50,923

	$1,164,484	$1,008,461

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

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

In May 2005, the Board of Directors authorized the Company to repurchase 10 million shares of the Company’s common stock. This share repurchase authorization has no expiration date. During fiscal year 2005, the Company repurchased approximately 4.1 million shares of its common stock for $168.5 million. As of June 25, 2005, approximately 10.0 million shares remained available under the repurchase authorizations previously approved by the Board of Directors.

In November 2005, the Board of Directors authorized the Company to repurchase an additional 13.5 million shares of the Company’s common stock. This share repurchase authorization has no expiration date. During fiscal year 2006, the Company repurchased approximately 15.6 million shares of its common stock for $580.4 million. As of June 24, 2006, approximately 7.8 million shares remained available under the repurchase authorization.

NOTE 15: DEFERRED COMPENSATION

The Company and its former CEO, Mr. Gifford, had a deferred compensation plan, pursuant to which Mr. Gifford deferred receipt of a portion of his cash compensation. Deferred compensation bears interest at a rate equal to the interest rate that employees of the Company are required to pay the Company under the Company’s employee loan program (4% in fiscal year 2006). Compensation deferred on or prior to December 31, 2004, including interest, is payable (i) upon Mr. Gifford’s termination as an employee or service provider to the Company, in equal quarterly installments over a five-year period, (ii) upon his death, to his designated beneficiary, in a lump sum payment as soon as administratively possible, or (iii) in the event of an unforeseeable emergency. In addition, the Board of Directors of the Company have the discretion to accelerate the distribution of the portion of Mr. Gifford’s account that was earned and vested as of December 31, 2004 with the written consent of Mr. Gifford. In June 2006, the Board of Directors, with Mr. Gifford’s consent, authorized the acceleration of the distribution of amounts deferred in Mr. Gifford’s account on December 31, 2004 such that it would be paid in 15 quarterly installments starting on September 21, 2006 through March 18, 2010. Compensation deferred after December 31, 2004, including interest, is payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. As of June 24, 2006 and June 25, 2005, Mr. Gifford’s deferred compensation balances, including interest thereon, totaled $29.6 million and $24.1 million, respectively, which is included in accrued salary and related expenses in the Consolidated Balance Sheets.

NOTE 16: SUBSEQUENT EVENTS

In September 2006, the Company approved the extension of the terms of vested stock options that contractually expire subsequent to when the Company’s Form S-8 Registration Statements became ineffective due to the delayed filing of periodic reports with the SEC and employees were no longer able to exercise their vested stock options (“blackout period”). The extension was considered a modification under SFAS 123(R). The incremental compensation expense of the modification was based on the fair value of the option at the modification date after the extension and options that expire during the period from September 22, 2006 through the anticipated end of the blackout period. The Company calculated the incremental compensation expense of this modification in accordance with SFAS 123(R) and recognized compensation expense in fiscal year 2007 totaling $118.9 million for 8.3 million options.

As a result of the Company’s registration statements on Form S-8 becoming ineffective, the September 30, 2006 planned stock purchases under the Company’s Employee Stock Participation Plan (“ESPP”) did not occur and all employee contributions made during the September 30, 2006 purchase period were refunded on or about September 28, 2006. The Company ceased withholdings as no future stock purchases can be made until the Company is current with all of its required SEC filings. The Company had unrecognized compensation expenses of $6.2 million at June 24, 2006 related to its ESPP. In addition, the Company began a new offering period on July 3, 2006 for new plan participants with a fair value of $1.3 million. The Company determined that the contribution refund results in a cancellation of all awards associated with the respective offerings without a concurrent offer to grant a replacement award, which is considered a repurchase for no consideration under SFAS 123(R). Accordingly, the Company recognized compensation expense including the acceleration of all unrecognized compensation expense totaling $7.5 million in fiscal year 2007.

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan “RSU Loan” for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the blackout period. The program was not offered to executive officers or the Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company’s stock price appreciates (“SAR”) between the vest date and the settlement date at the end of the blackout period. Employees foregoing the loan would receive shares of common stock at the conclusion of the blackout period. The Company also offered to cash-settle restricted stock units vesting during the blackout period held by foreign employees. These programs were considered a modification of the restricted stock units triggering a change in the classification from equity to a liability instrument for all eligible awards vesting during the blackout period. The Company recorded a reclassification from additional paid in capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modification. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid in capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The

Company recorded $38.0 million and $50.2 million of compensation expense in fiscal 2007 and fiscal 2008, respectively. During fiscal 2007 and fiscal 2008, the Company made cash payments under these programs totaling $35.2 million and $29.6 million, respectively.

On December 31, 2006, John F. Gifford retired from his positions as Company President, Chief Executive Officer, and Chairman of the Board of Directors. On January 5, 2007, the Company and Mr. Gifford entered into a Retirement Agreement which superseded the employment agreement previously entered into between the Company and Mr. Gifford as amended and restated in 1994. Under the Retirement Agreement, Mr. Gifford was employed by the Company on a part-time basis on matters assigned to him by the Company and would receive certain compensation and benefits. Mr. Gifford remained with the Company on a part-time basis as a strategic advisor until January 26, 2007 when he voluntarily resigned without good reason. In accordance with the Retirement Agreement, the Company did not make any payment or allow Mr. Gifford to continue to vest in any equity awards. The Board did not approve the payment of any bonus to Mr. Gifford for fiscal year 2007 service and Mr. Gifford was not paid any such bonus. In connection with the Retirement Agreement, the Company recorded a post retirement obligation estimate of $3.1 million in fiscal year 2007 for Mr. Gifford. Before December 31, 2006, $3.1 million was distributed to Mr. Gifford from his deferred compensation account. In addition, in January 2007, pursuant to the Retirement Agreement, $22.4 million was distributed to Mr. Gifford from his deferred compensation account. In May 2008, the remaining balance of $7.1 million was distributed to Mr. Gifford from his deferred compensation account.

In February 2007, the Company entered into a five-year supply agreement with Seiko Epson Corporation (“Epson”) under which Epson will manufacture the Company’s mixed signal semiconductor product at Epson’s fabrication facility located in Sakata, Japan. Epson and the Company will cross-license key mixed-signal process technologies which will be deployed at Epson’s facility.

In connection with transferring certain wafer manufacturing production from its San Jose, California facility to Epson’s facility, the Company incurred an asset impairment charge of $10.2 million in fiscal year 2007 and also recognized $2.4 million in severance and benefits for employee terminations resulting from this decision. The transfer was completed in the second quarter of fiscal 2008.

In May 2007, the Company acquired a wafer manufacturing facility from Atmel Corporation located in Irving, Texas for $38.8 million.

In September 2007, as a result of changes in NASDAQ regulations, the Company decided to cash settle all options expiring as a result of the expiration of the 10 year contractual term during the blackout period (“goodwill payment”) based on a price determined by a formula approved by the Board of Directors. The cash payment is subject to the option holder executing a release of all claims relating to the option. The goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid in capital to accrued salaries and related expenses of $126.8 million and incremental compensation expenses of $27.5 million. The Company made goodwill payments totaling $117.3 million in fiscal year 2008.

In October 2007, the Company acquired the storage products business from Vitesse Semiconductor Corporation for approximately $64.1 million in cash (including direct costs) and agreed to pay up to an additional $12 million if the acquired business meets certain financial goals through the period ended October 28, 2008.

In January 2008, the Company announced the wind down and eventual closure of its wafer manufacturing facility in Dallas over an 18-month time period and the restructuring of certain businesses including the cancellation of research and development for the handset radio frequency transceiver product line. Restructuring costs associated with these actions will be $6.2 million over the 18 month time period for severance and benefits for the employees to be terminated. In connection with the closure of the Dallas facility, the Company also reevaluated the useful lives and salvage values of the fixed assets used in the facility based on the new period of intended use. As a result, the Company changed its depreciable lives and salvage values resulting in the recognition of additional depreciation of $22.6 million in fiscal year 2008.

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly financial data within fiscal year 2006:

	Quarter Ended
Fiscal Year 2006	6/24/2006	3/25/2006	3/25/2006
		As previously reported	(Restated) (1)
	(In thousands, except percentages and per share data)
Net revenues	$509,160	$478,120	$478,170
Cost of goods sold	180,388	156,901	163,813

Gross margin	$328,772	$321,219	$314,357
Gross margin %	64.6%	67.2%	65.7%

Operating income	$130,377	$168,321	$147,029
% of net revenues	25.6%	35.2%	30.7%

Income before cumulative effect of a change in accounting principle	$96,142	$120,309	$107,110
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	—

Net income	$96,142	$120,309	$107,110

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.30	$0.38	$0.33
Cumulative effect of a change in accounting principle	—	—	—

Basic net income per share	$0.30	$0.38	$0.33

Diluted:
Before cumulative effect of a change in accounting principle	$0.29	$0.36	$0.32
Cumulative effect of a change in accounting principle	—	—	—

Diluted net income per share	$0.29	$0.36	$0.32

Shares used in the calculation of earnings per share:
Basic	320,985	320,686	320,686

Diluted	333,437	334,036	336,120

Dividends declared per share	$0.125	$0.125	$0.125

(1)	As restated for matters discussed in Note 2.

Significant fourth quarter adjustments (see Note 10: Commitments and Contingencies)

During the fourth quarter of fiscal year 2006, the Company recorded a $19.0 million charge related to a litigation settlement with ADI; this settlement was finalized and paid in April 2007. In July 2008, the Company received an arbitrator’s ruling regarding a claim by one of the Company’s former sales representatives, Master Chips. The arbitrator awarded Master Chips, including interest thereon, $9.1 million. The Company accrued for this award in the fourth quarter of fiscal year 2006.

	Quarter Ended
Fiscal Year 2006	12/24/2005	12/24/2005	9/24/2005	9/24/2005
	As previously reported	(Restated) (1)	As previously reported	(Restated) (1)
	(In thousands, except percentages and per share data)
Net revenues	$445,881	$445,520	$424,364	$424,095
Cost of goods sold	141,937	152,315	132,615	142,031

Gross margin	$303,944	$293,205	$291,749	$282,064
Gross margin %	68.2%	65.8%	68.7%	66.5%

Operating income	$156,013	$132,943	$145,831	$115,150
% of net revenues	35.0%	29.8%	34.4%	27.2%

Income before cumulative effect of a change in accounting principle	$112,558	$97,671	$105,368	$85,135
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	—	1,643

Net income	$112,558	$97,671	$105,368	$86,778

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.35	$0.30	$0.32	$0.26
Cumulative effect of a change in accounting principle	—	—	—	0.01

Basic net income per share	$0.35	$0.30	$0.32	$0.27

Diluted:
Before cumulative effect of a change in accounting principle	$0.33	$0.29	$0.31	$0.25
Cumulative effect of a change in accounting principle	—	—	—	—

Diluted net income per share	$0.33	$0.29	$0.31	$0.25

Shares used in the calculation of earnings per share:
Basic	323,935	323,935	327,959	327,959

Diluted	337,429	338,739	344,860	346,693

Dividends declared per share	$0.125	$0.125	$0.100	$0.100

(1)	As restated for matters discussed in Note 2.

The following table presents unaudited quarterly financial data within fiscal year 2005:

	Quarter Ended
	6/25/2005	6/25/2005	3/26/2005	3/26/2005
	As previously reported	(Restated) (1)	As previously reported	(Restated) (1)
Fiscal Year 2005	(In thousands, except percentages and per share data)
Net revenues	$400,397	$399,387	$400,188	$402,673
Cost of goods sold	112,079	121,296	111,896	119,678

Gross margin	$288,318	$278,091	$288,292	$282,995
Gross margin %	72.0%	69.6%	72.0%	70.3%

Operating income	$180,013	$149,445	$180,438	$150,319
% of net revenues	45.0%	37.4%	45.1%	37.3%

Net income	$126,140	$104,366	$125,537	$105,402

Earnings per share
Basic	$0.38	$0.32	$0.38	$0.32

Diluted	$0.37	$0.31	$0.37	$0.31

Shares used in the calculation of earnings per share
Basic	327,682	327,682	326,945	326,945

Diluted	340,552	340,852	342,720	341,718

Dividends declared per share	$0.10	$0.10	$0.10	$0.10

(1)	As restated for matters discussed in Note 2.

	Quarter Ended
Fiscal Year 2005	12/25/2004	12/25/2004	9/25/2004	9/25/2004
	As previously reported	(Restated) (1)	As previously reported	(Restated) (1)
	(In thousands, except percentages and per share data)
Net revenues	$436,061	$433,483	$435,067	$436,191
Cost of goods sold	119,437	125,740	120,252	133,002

Gross margin	$316,624	$307,743	$314,815	$303,189
Gross margin %	72.6%	71.0%	72.4%	69.5%

Operating income	$210,265	$185,303	$210,656	$183,702
% of net revenues	48.2%	42.7%	48.4%	42.1%

Net income	$144,615	$127,198	$144,545	$125,311

Earnings per share
Basic	$0.44	$0.39	$0.45	$0.39

Diluted	$0.42	$0.37	$0.42	$0.37

Shares used in the calculation of earnings per share
Basic	325,660	325,660	324,668	324,668

Diluted	343,226	342,191	344,875	343,231

Dividends declared per share	$0.10	$0.10	$0.08	$0.08

(1)	As restated for matters discussed in Note 2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maxim Integrated Products, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc, and subsidiaries (the “Company”) as of June 24, 2006 and June 25, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended June 24, 2006 and June 25, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries as of June 24, 2006 and June 25, 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying 2005 consolidated financial statements have been restated.

As discussed in Note 4, on June 26, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 24, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 30, 2008 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 30, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Maxim Integrated Products, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Maxim Integrated Products, Inc. for the fiscal year ended June 26, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended June 26, 2004. These consolidated statements of income, stockholders’ equity, and cash flows and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements of income, stockholders’ equity, and cash flows and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of income, stockholders’ equity, and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of income, stockholders’ equity, and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated statements of income, stockholders’ equity, and cash flows presentation. We believe that our audit of the consolidated statements of income, stockholders’ equity, and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of income, stockholders’ equity, and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Maxim Integrated Products, Inc. for the year ended June 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic statements of income, stockholders’ equity, and cash flows taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the accompanying consolidated financial statements for fiscal 2004 have been restated.

/s/ Ernst & Young LLP

San Jose, California

August 2, 2004, except for the effects of the matters described in Note 2, the tables within the 4th, 16th, 18th and 25th paragraphs of Note 4, the 20th, 21st and 22nd paragraphs of Note 4, Note 5, Note 11, the tables within the 1st and 5th paragraphs of Note 12 and the table within the 3rd paragraph of Note 13, as to which the date is September 26, 2008.

MAXIM INTEGRATED PRODUCTS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(In thousands)
Doubtful accounts
Year ended June 24, 2006	$3,869	$844	$1	$4,712
Year ended June 25, 2005	$4,920	$(489)	$562	$3,869
Year ended June 26, 2004	$5,118	$—	$198	$4,920

(1)	Uncollectible accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2008	MAXIM INTEGRATED PRODUCTS, INC.

	By:	/s/ Alan P. Hale
Alan P. Hale
Vice President, Interim Chief Financial Officer and Principal Accounting Officer (For the Registrant, as Principal Financial Officer and as Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tunc Doluca and Alan P. Hale as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tunc Doluca	President and Chief Executive Officer	September 30, 2008
Tunc Doluca	(Principal Executive Officer)

/s/ James R. Bergman	Director	September 30, 2008
James R. Bergman

/s/ Joseph R. Bronson	Director	September 30, 2008
Joseph R. Bronson

Director
Robert E. Grady

/s/ B. Kipling Hagopian	Director and Chairman of the Board	September 30, 2008
B. Kipling Hagopian

Director
William D. Watkins

/s/ A.R. Wazzan	Director	September 30, 2008
A.R. Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm

Deloitte & Touche LLP

San Jose, California

Registrar/Transfer Agent

Computershare

Canton, Massachusetts

Corporate Headquarters

120 San Gabriel Drive

Sunnyvale, California 94086

(408) 737-7600

Stock Listing

At July 1, 2008, there were 1,121 stockholders of record of the Company’s common stock as reported by EquiServe Trust Company, N.A. Maxim common stock is currently traded over the counter on the Pink OTC Markets under the symbol, MXIM.PK.

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company, as amended

3.4(b) (4)	Certificate of Amendment to the Bylaws of the Company effective August 22, 2005

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4 and 3.4(b)

10.5 (1)	Amended and Restated Employment Agreement between John F. Gifford and the Company dated as of February 17, 1994(A)

10.6 (5)	Agreement between John F. Gifford and the Company dated as of March 7, 1991(A)

10.7 (7)	Deferred Compensation Agreement between John F. Gifford and the Company dated as of May, 13 1993(A)

10.7 (a)	Consent Letter dated June 9, 2006 from John F. Gifford to the Company in relation to his Deferred Compensation Agreement dated as of May, 1993(A)

10.8 (8)	The Company’s Forms of Indemnity Agreement(A)

10.11 (1)	The Company’s Incentive Stock Option Plan, as amended(A)

10.12 (10)	The Company’s 1987 Supplemental Stock Option Plan, as amended(A)

10.13 (10)	The Company’s Supplemental Nonemployee Stock Option Plan, as amended(A)

10.14 (11)	The Company’s 1987 Employee Stock Participation Plan, as amended(A)

10.16 (12)	The Company’s 1996 Stock Incentive Plan, as amended(A)

10.17 (13)	Dallas Semiconductor Corporation – 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder(A)

10.18 (13)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder(A)

10.19 (13)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended (A)

Exhibit Number	Description
10.20 (13)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended

10.21 (13)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended(A)

10.22 (13)	Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated May 20, 1999, as amended(A)

10.23 (13)	Employment Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated April 11, 2001 (A)

10.24 (13)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended

10.25 (13)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and M.D. Sampels, dated July 20, 2000, as amended

10.26 (13)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)

10.27 (13)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options(A)

10.28 (13)	Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)

10.29 (13)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers(A)

10.30 (14)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company’s 1996 Stock Incentive Plan(A)

10.31 (15)	Form of Restricted Stock Unit Agreement under the Company’s 1996 Stock Incentive Plan(A)

10.32 (16)	Cash Bonus Plan in effect for Officers(A)

10.33	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993(A)

10.34	Employment Agreement between the Company and Vijay Ullal dated as of April 1, 1995(A)

10.35	Employment Agreement between the Company and Pirooz Parvarandeh dated as of November 1, 1994(A)

10.36	Employment Agreement between the Company and Richard Hood dated as of April 1, 1995(A)

14 (17)	Code of Business Conduct and Ethics

Exhibit Number	Description
21.1	Subsidiaries of the Company

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(2)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to Exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 25, 2005.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1991.
(6)	Not used.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 No. 33-19561 and to the Company’s Annual Report on Form 10-K for the year ended June 25, 2005.
(9)	Not used.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 27, 1998.
(11)	Incorporated by reference to the Appendix B in the Company’s Proxy Statement for a Meeting of its stockholders held on November October 18, 2004.

(12)

Incorporated by reference to the Company’s Proxy Statement filed as of October 7, 2005, as amended by that certain amendment to Proposal 2 in the Proxy Statement filed as of November 3, 2005, in connection with the Company’s Annual Meeting of Stockholders held on November 10, 2005.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 8, 2006.
(15)	Incorporated by reference to the Company’s Tender Offer Statement on Form SC-TO-I filed on February 1, 2006.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 27, 1998 as Exhibit 10.17.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 25, 2005.