Form 10-Q
period 2006-09-23
MAXIM INTEGRATED PRODUCTS INC
filed 2008-09-30
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 23, 2006

or

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

(408) 737-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class: Common Stock,	Outstanding at September 1, 2008
$0.001 par value	320,553,460 shares

MAXIM INTEGRATED PRODUCTS, INC.

MAXIM INTEGRATED PRODUCTS, INC.

EXPLANATORY NOTE REGARDING RESTATEMENT

In this quarterly report on Form 10-Q, we are restating our condensed consolidated statement of income and the related condensed consolidated statement of cash flows for the three months ended September 24, 2005, as a result of an independent stock option investigation conducted by a special committee of our board of directors. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in our “Explanatory Note Regarding Restatement” preceding Part I of our annual report on Form 10-K for the year ended June 24, 2006 (the “2006 Form 10-K”), as well as in Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2, “Restatement of Consolidated Financial Statements” to our consolidated financial statements of our 2006 Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 23, 2006	June 24, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$466,818	$422,333
Short-term investments	926,654	920,317

Total cash, cash equivalents and short-term investments	1,393,472	1,342,650

Accounts receivable, net	296,462	297,285
Inventories	223,835	210,895
Deferred tax assets	181,204	179,294
Other current assets	21,562	21,992

Total current assets	2,116,535	2,052,116

Property, plant and equipment, net	1,254,493	1,164,484
Other assets	109,209	69,937

TOTAL ASSETS	$3,480,237	$3,286,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,783	$127,081
Income taxes payable	130,010	84,348
Accrued salary and related expenses	182,317	177,639
Accrued expenses	87,404	84,166
Deferred income on shipments to distributors	22,253	21,127

Total current liabilities	560,767	494,361

Other liabilities	16,085	16,687

Total liabilities	576,852	511,048

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock	—	—
Common stock	321	320
Additional paid in capital	177,714	22,105
Retained earnings	2,731,501	2,761,183
Accumulated other comprehensive loss	(6,151)	(8,119)

Total stockholders’ equity	2,903,385	2,775,489

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,480,237	$3,286,537

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 23, 2006	September 24, 2005
		(Restated)
	(Amounts in thousands, except per share data)
Net revenues	$502,745	$424,095
Cost of goods sold	203,687	142,031

Gross margin	299,058	282,064
Operating expenses:
Research and development	213,237	129,462
Selling, general and administrative	69,691	37,452

Total operating expenses	282,928	166,914

Operating income	16,130	115,150
Interest income and other, net	13,389	11,035

Income before provision for income taxes and cumulative effect of a change in accounting principle	29,519	126,185
Provision for income taxes	9,181	41,050

Income before cumulative effect of a change in accounting principle	20,338	85,135
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	1,643

Net income	$20,338	$86,778

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.06	$0.26
Cumulative effect of a change in accounting principle	—	0.01

Basic net income per share	$0.06	$0.27

Diluted:
Before cumulative effect of a change in accounting principle	$0.06	$0.25
Cumulative effect of a change in accounting principle	—	—

Diluted net income per share	$0.06	$0.25

Shares used in the calculation of earnings per share:
Basic	320,068	327,959

Diluted	328,210	346,693

Dividends declared per share	$0.156	$0.100

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended
	September 23, 2006	September 24, 2005
		(Restated)
	(in thousands)
Cash flows from operating activities:
Net income	$20,338	$86,778
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	189,885	64,952
Depreciation and amortization	24,347	21,018
Deferred taxes	(48,150)	(15,810)
Tax benefit related to stock-based compensation plans	2,216	15,817
Excess tax benefit from stock-based compensation plans	(8,143)	(18,970)
Changes in assets and liabilities:
Accounts receivable	823	(21,422)
Inventories	(12,959)	(6,690)
Other current assets	(363)	(1,533)
Accounts payable	(8,456)	9,091
Income tax payable	45,662	22,169
Deferred income on shipments to distributors	1,126	(978)
All other accrued liabilities	7,566	19,329

Net cash provided by operating activities	213,892	173,751

Cash flows from investing activities:
Additions to property, plant and equipment	(94,909)	(18,633)
Other non-current assets	3,380	71
Purchases of available-for-sale securities	(302,399)	(245,432)
Proceeds from sales/maturities of available-for-sale securities	301,491	149,000

Net cash used in investing activities	(92,437)	(114,994)

Cash flows from financing activities
Excess tax benefit from stock-based compensation plans	8,143	18,970
Issuance of common stock	25,674	53,620
Repurchase of common stock	(60,767)	(81,309)
Dividends paid	(50,020)	(32,789)

Net cash used in financing activities	(76,970)	(41,508)

Net increase (decrease) in cash and cash equivalents	44,485	17,249
Cash and cash equivalents:
Beginning of period	422,333	185,551

End of period	$466,818	$202,800

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$9,505	$19,911

Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$64,688	$3,398

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended September 23, 2006 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

The Company has a 52-to-53 week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2006 was 52 week fiscal year. Fiscal year 2007 is 53 week fiscal year.

NOTE 2: RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In this quarterly report on Form 10-Q, the Company is restating its condensed consolidated statements of income and condensed consolidated statement of cash flows for the three months ended September 24, 2005 as a result of an independent stock option review initiated by the Company’s Board of Directors.

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported condensed consolidated statements of income for the three months ended September 24, 2005.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported condensed consolidated statements of cash flows for the three months ended September 24, 2005.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended September 24, 2005
	As Previously Reported	Adjustments	As Restated
		(in thousands)
Cash flows from operating activities:
Net income	$105,368	$(18,590)	$86,778
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	41,459	23,493	64,952
Depreciation and amortization	20,568	450	21,018
Deferred taxes	—	(15,810)	(15,810)
Tax benefit related to stock based compensation	21,860	(6,043)	15,817
Excess tax benefit related to stock based compensation	(16,259)	(2,711)	(18,970)
Changes in assets and liabilities:
Accounts receivable	(20,604)	(818)	(21,422)
Inventories	(7,736)	1,046	(6,690)
Deferred taxes	(9,562)	9,562	—
Other Current assets	(1,741)	208	(1,533)
Accounts payable	8,429	662	9,091
Income tax payable	19,528	2,641	22,169
Deferred income on shipments to distributors	(978)	—	(978)
All other accrued liabilities	15,777	3,552	19,329

Net cash provided by operating activities	176,109	(2,358)	173,751

Cash flows from investing activities:
Additions to property, plant and equipment	(17,971)	(662)	(18,633)
Other non-current assets	(238)	309	71
Purchases of available-for-sale securities	(245,432)	—	(245,432)
Proceeds from sales/maturities of available-for-sale securities	149,000	—	149,000

Net cash used in investing activities	(114,641)	(353)	(114,994)

Cash flows from financing activities:
Issuance of common stock	53,620	—	53,620
Excess tax benefit related to stock based compensation	16,259	2,711	18,970
Repurchase of common stock	(81,309)	—	(81,309)
Dividends paid	(32,789)	—	(32,789)

Net cash used in financing activities	(44,219)	2,711	(41,508)

Net increase in cash and cash equivalents	17,249	—	17,249
Cash and cash equivalents:
Beginning of period	185,551	—	185,551

End of period	$202,800	$—	$202,800

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$19,911	$—	$19,911

Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$—	$3,398	$3,398

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The impact of the restatement to pre-tax income for the three months ended September 24, 2005 is approximately $30.6 million and primarily reflect corrections in the Company’s previous accounting for stock-based compensation and other pre-tax adjustments previously considered immaterial and related to certain accruals, reserves, and allowances and the amortization of manufacturing variances.

The following table summarizes the restated stock-based compensation and other adjustments to the previously reported financial statements for three months ended September 24, 2005:

	Pre-tax Adjustments to Stock-based Compensation	Related Payroll and Withholding Charges	Pre-tax Adjustment Not Related to Stock- based Compensation	Total Pre-tax Adjustment
	Increase (Decrease) in Pre-Tax Income (in thousands)
Three months ended Sept. 24, 2005	$(23,493)	$(5)	$(7,115)	$(30,613)

Stock-Based Compensation Corrections

The Company recorded adjustments to its previously reported amounts of stock-based compensation related to errors identified in connection with the investigation into accounting for stock-based transactions. The Company concluded adjustments were required for:

(a)

instances where periodic grants were made to employees and independent directors where the selection of grant dates was made with the benefit of hindsight or prior to the completion of the granting process;

(b)	instances where grants were made to new employees prior to commencement of employment or were dated prior to the completion of the granting process;

(c)	instances where the accounting treatment of other granting activities was not in compliance with Generally Accepted Accounting Principles (“GAAP”); and

(d)	instances where modifications to grants were not properly accounted for.

Other Corrections

The following table summarizes the adjustments not related to stock-based compensation to the previously reported financial statements for three months ended September 24, 2005:

Three Months Ended September 24, 2005
Increase (Decrease) in Pre-tax Income (in thousands)
Accounts receivable	$(269)
Inventory	(1,051)
Property, plant and equipment	(450)
Accrued employee bonuses	(4,275)
Accrued expenses	(1,138)
Interest income and other, net	68

$(7,115)

Accounts Receivable Corrections

The Company corrected errors in previously reported accounts receivable. These adjustments resulted from errors in amounts recorded for revenue deferrals and returns reserves. The correction of these errors resulted in an increase in accounts receivable allowances and a decrease in net revenues.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Inventory Corrections

The Company corrected errors in previously reported inventory. These errors resulted from inaccurate matching of the amortization of variances with the related cost of goods sold. The correction of these errors resulted in a decrease in inventory and increase in cost of goods sold.

Property, Plant and Equipment Corrections

The Company corrected errors in previously reported property, plant and equipment (“PP&E”). These adjustments resulted from errors recorded to reduce the net realizable value of certain PP&E. The correction of these errors resulted in a decrease in PP&E, net and an increase in cost of goods sold.

Accrued Employee Bonus Corrections

The Company corrected errors in previously reported accrued employee bonuses which are included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets. These errors resulted from not accurately reflecting the service period for the employees’ bonuses when determining amounts which needed to be accrued for such bonuses. The correction of these errors, net of amounts recorded into inventory, resulted in an increase in salary and related expenses for the three months ended September 23, 2006.

Accrued Expenses Corrections

The Company corrected errors in previously reported accrued expenses. These adjustments resulted from errors in amounts for certain accruals and reserves. The correction of these errors resulted in an increase in accrued expenses.

Interest Income and Other, Net Corrections

The Company recorded adjustments to its previously reported amounts related to errors identified in interest income and other, net. These errors resulted from not properly accruing for interest income receivable at the end of a fiscal reporting period. The correction of these errors resulted in an increase in other current assets and an increase in interest income and other, net, as well as an increase in selling, general and administrative expenses as such amounts being previously misclassified in selling, general and administrative expenses.

Income Taxes

The Company recorded adjustments to previously reported income taxes, penalties and interest in connection with the above stock-based and other adjustments and the use of incorrect cash exercise dates.

Adjustments to Additional Paid-in Capital for Common Stock Repurchases

In certain years, the Company charged retained earnings in connection with stock repurchases as previously reported additional paid-in capital had been depleted from such repurchases. As a consequence of the restatement adjustments, additional paid-in capital was increased. Accordingly, the Company has reclassified amounts previously charged to retained earnings to the extent restated additional paid-in capital was available.

Statements of Cash Flow Adjustments

The Company excluded the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable” at the end of the reporting period. Historically, changes in “accounts payable” related to such purchases were included in cash flows from operating activities, while the investing activity caption “Additions to property, plant and equipment” included these purchases. As these unpaid purchases do not reflect cash transactions, the Company is correcting its cash flow presentations to exclude them.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) Adjustment

The adoption of SFAS 123(R) as previously reported did not include a cumulative effect of a change in accounting principle in fiscal year 2006, the period of adoption. As a consequence of the restatement adjustments, we recorded as an increase to net income, a cumulative effect adjustment of $1.6 million, net of tax, as of June 26, 2005. This adjustment reflects the difference between using actual forfeitures under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and estimated forfeitures under APB 25 for unvested stock options outstanding on the adoption date. Additionally, upon the adoption of SFAS 123(R), the unamortized balance of $166.7 million of deferred stock based compensation, as restated, within stockholder’s equity was reclassified to additional paid in capital.

These adjustments are more fully described in Note 2 “Restatement of Consolidated Financial Statements” to the Company’s consolidated financial statements of the Company’s fiscal year 2006 Form 10-K.

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The cumulative effect of applying FIN 48 is expected to a result in a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

In September 2006, the FASB issued Statement of Financial Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In addition, in February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP No.157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial condition, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires employers to recognize in the statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. It also requires employers to measure plan assets and obligations that determine the funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of SFAS 158 in fiscal year 2007 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company is required to adopt the provisions of SFAS 159 as of the beginning of the fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although earlier adoption is permitted. The Company early adopted EITF 06-10 during the three months ended September 29, 2007 and recorded a cumulative effect adjustment as a net reduction to retained earnings of approximately $14.1 million. No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. Earlier adoption is not permitted. The adoption of EITF 07-3 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-1 provides guidance on the classification, income statement presentation and disclosure associated with collaborative arrangements involving parties considered to be active participants to an activity and are exposed to significant risks and rewards which are dependent on the commercial success of the activity. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-01 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting consistent with GAAP. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411 on September 16, 2008, The Meaning of ‘Present fairly in conformity with generally accepted accounting principles.’ The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

NOTE 4: STOCK-BASED COMPENSATION

During the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company applied SAB 107 in its adoption of SFAS 123(R). In November 2005, the FASB issued FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP FAS123(R)-3”). The Company adopted the alternative transition method in its adoption of SFAS 123(R). The adoption of SFAS 123(R) as previously reported did not include a cumulative effect of a change in accounting principle in fiscal year 2006, the period of adoption. As a consequence of the restatement adjustments, we recorded as an increase to net income, a cumulative effect adjustment of $1.6 million, net of tax, as of June 25, 2006. This adjustment reflects the difference between using actual forfeitures under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and estimated forfeitures under APB 25 for unvested stock options outstanding on the adoption date. Additionally, upon the adoption of SFAS 123(R), the unamortized balance of $166.7 million of deferred stock based compensation, as restated, within stockholder’s equity was reclassified to additional paid-in capital.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows stock-based compensation expense by type of award and resulting tax effect included in the Condensed Consolidated Statements of Income for the three months ended September 23, 2006 and September 24, 2005:

	Three Months Ended
	Sept. 23 2006	Sept. 24 2005
	(in thousands)
Cost of goods sold
Stock options	$31,168	$16,623
Employee stock purchase plan	1,431	770
Restricted stock units	3,960	—

	36,559	17,393

Research and development expense
Stock options	99,148	33,044
Employee stock purchase plan	4,672	2,514
Restricted stock units	11,306	—

	115,126	35,558

Selling, general and administrative expense
Stock options	34,178	11,231
Employee stock purchase plan	1,431	770
Restricted stock units	2,591	—

	38,200	12,001

Total stock-based compensation expense
Stock options	164,494	60,898
Employee stock purchase plan	7,534	4,054
Restricted stock units	17,857	—

Pre-tax stock-based compensation expense	189,885	64,952
Less: Income tax effect	65,736	21,147

Net stock-based compensation expense	$124,149	$43,805

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3, 100% of the realized tax benefits generated by stock based employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as excess tax benefits. Stock-based employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. The Company recorded $8.1 million and $19.0 million of excess tax benefits as financing cash inflows for the three months ended September 23, 2006 and September 24, 2005, respectively.

Stock-based compensation cost capitalized into inventory was $17.4 million and $17.5 million as of September 23, 2006 and June 24, 2006, respectively.

Share-Based Compensation and Other Adjustments Resulting From the Blackout Period

On September 8, 2006, the SEC was notified that the Company would delay filing its Annual Report on Form 10-K for the fiscal year ended June 24, 2006, due September 23, 2006, as a result its ongoing stock option investigation into the Company’s historical stock option granting practices. As a result of such delay, the Company has suspended the issuance of shares to employees upon exercise of stock options, vesting of restricted stock units or pursuant to planned purchases of stock under the Employee Stock Participation Plan

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

until the Company becomes current with all of its required SEC filings and its registration statements on Form S-8 are declared effective (“Blackout Period”). The Company instituted multiple programs in an attempt to make employees whole during this period, as described below.

Restricted Stock Units

On February 1, 2006, the Company filed with the SEC a tender offer statement allowing employees, excluding officers, to exchange vested, outstanding employee stock options previously granted under various Maxim stock option plans with an exercise price equal to or greater than $35 per share for restricted stock units (RSUs) vesting quarterly over four or six quarters beginning on May 15, 2006. The restricted stock units represent a promise by the Company to the employees to issue shares of its common stock in the future, provided the vesting criteria have been satisfied. During the third quarter of fiscal year 2006 a total of 11.8 million vested options were exchanged for approximately 2.4 million RSUs in this program. The aggregate value of the RSUs issued exceeded the value of the options exchanged by $20.3 million. This amount will be amortized as a charge to earnings over a service period of up to 18 months.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Modifications

Employee Stock Participation Plan (ESPP)

As a result of the aforementioned suspension of the issuance of shares under the Form S-8 registration statements, the September 30, 2006 planned stock purchases under the Company’s ESPP did not occur and all employee contributions made during the September 30, 2006 purchase period were refunded on or about September 28, 2006. The Company ceased withholdings as no future stock purchases can be made until the Company is current with all of its required SEC filings.

The Company had unrecognized compensation expenses of $6.2 million as of June 24, 2006 related to its ESPP. In addition, the Company began a new offering period on July 3, 2006 for new plan participants with a fair value of $1.3 million. The Company determined that the contribution refund results in a cancellation of all awards associated with the respective offerings without a concurrent offer to grant a replacement award, which is considered a repurchase for no consideration under SFAS 123(R). Accordingly, the Company recognized compensation expense, including the acceleration of all unrecognized compensation expense, totaling $7.5 million in the three months ended September 23, 2006.

Extension of Options that Expire after Reaching 10 Year Contractual Term

In September 2006, the Company approved the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term. The extension was considered a modification under SFAS 123(R). The incremental compensation expense of the modification was based on the fair value of the option at the modification date after the extension compared to the fair value of the option prior to modification. The Company recognized additional compensation expense totaling $118.9 million for 8.3 million options in the three months ended September 23, 2006. The stock-based compensation expense adjustment was based on modified vested options held by employees that expired during the period from September 22, 2006 through the end of the Blackout Period.

Extension of Post-Termination Exercise Period

In September 2006, the Company also decided to extend the post-termination exercise period for employees holding vested options granted under the Dallas Semiconductor stock option plans, which were assumed by the Company as part of the Company’s acquisition of Dallas Semiconductor Corporation, who were terminated after September 22, 2006 and whose stock options would expire prior to reaching the 10 year contractual term during the Blackout Period. The extension provided these employees with 90 days to exercise vested options from the end of the Blackout Period. The Company calculated the incremental compensation expense of this modification in accordance with SFAS 123(R) and recognized compensation expense in the quarter ended September 23, 2006 totaling $0.8 million for 0.2 million options for the extension of the options held by these employees terminating employment during the Blackout Period.

Fair Value

The fair value of share-based awards granted to employees was estimated using a Black-Scholes option pricing model and the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended
	September 23, 2006	September 24, 2005
Expected option holding period (in years)	6.2	5.5
Risk-free interest rate	5.0%	4.0%
Stock price volatility	31%	28%
Dividend yield	2.1%	1.0%

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	ESPP Plan
	Three Months Ended
	September 23, 2006	September 24, 2005
Expected holding period (in years)	1.1	1.1
Risk-free interest rate	5.2%	3.5%
Expected stock price volatility	32%	29%
Dividend yield	2.1%	1.0%

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options on the Company’s stock and its historical stock prices. The Company analyzes historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the quarter’s average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or actual forfeitures differ from those estimates.

The weighted-average fair value of stock options granted during the first quarter of fiscal year 2007 and 2006 was $8.24 and $13.10 per share, respectively. The weighted-average fair value of ESPP awards in the first quarter of fiscal year 2007 was $9.04 per share.

STOCK OPTION PLANS

Stock Options and Restricted Stock Units

The following table summarizes outstanding stock options as of September 23, 2006 and the activity during the period then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2006	89,378,424	$34.14
Options granted	1,614,053	27.70
Options exercised	(1,527,356)	11.89
Options cancelled	(1,529,611)	37.63

Balance at September 23, 2006	87,935,510	34.35	6.0	$186,051,786

Exercisable, September 23, 2006	39,724,651	30.70	4.1	$159,971,191

Vested and expected to vest, September 23, 2006	84,224,902	34.19	5.9	$185,078,190

(1)

Aggregate intrinsic value for stock options represents the difference between exercise price and the closing price per share of our common stock on September 23, 2006, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 23, 2006.

As of September 23, 2006, there was $331.0 million of unrecognized stock compensation related to 48.2 million unvested stock options which is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes outstanding and vested restricted stock units (“RSUs”) as of September 23, 2006 and their activity during the period then ended:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2006	6,075,591
Restricted stock units granted	545,606
Restricted stock units vested	(773,238)
Restricted stock units cancelled	(109,331)

Balance at September 23, 2006	5,738,628	1.7	$162,345,786

Expected to vest at September 23, 2006	5,330,359	1.6	$150,795,846

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on September 23, 2006, multiplied by the number of RSUs outstanding or expected to vest as of September 23, 2006.

As of September 23, 2006, there was $13.9 million of unrecognized compensation expense related to 5.7 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 5: INVENTORIES

The components of inventories consist of:

	September 23, 2006	June 24, 2006

	(in thousands)
Raw materials	$17,666	$15,963
Work-in-process	152,462	144,501
Finished goods	53,707	50,431

	$223,835	$210,895

Inventory write downs were $7.0 million and $0.0 million for the three months ended September 23, 2006 and September 24, 2005, respectively.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding common shares excludes unvested RSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed vesting of outstanding RSUs and assumed issuance of stock under the ESPP using the treasury stock method.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 23, 2006	September 24, 2005

		(Restated)
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$20,338	$86,778

Denominator for basic earnings per share	320,068	327,959
Effect of dilutive securities:
Stock options, RSUs, and ESPP	8,142	18,734

Denominator for diluted earnings per share	328,210	346,693

Earnings per share:
Basic	$0.06	$0.27

Diluted	$0.06	$0.25

Approximately 67.0 million and 40.0 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ended September 23, 2006 and September 24, 2005, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 7: SHORT-TERM INVESTMENTS

All short-term investments at September 23, 2006 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income and other, net” in the Condensed Consolidated Statements of Income.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results as one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer’s ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 23, 2006	September 24, 2005

		(Restated)
	(in thousands)
United States	$114,289	$99,833
China	133,962	118,903
Japan	49,293	38,351
Rest of Asia	102,089	82,404
Europe	90,290	72,304
Rest of World	12,822	12,300

	$502,745	$424,095

Net long-lived assets by geographic region were as follows:

	September 23, 2006	Jun. 24 2006

		(Restated)
	(in thousands)
United States	$979,634	$908,552
Philippines	194,609	178,502
Rest of World	80,250	77,430

	$1,254,493	$1,164,484

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended
	September 23, 2006	September 24, 2005

		(Restated)
	(in thousands)
Net income, as reported	$20,338	$86,778
Change in unrealized gains (losses) on investments, net of tax benefit (expense) of $(1,973) and $1,161, respectively	3,270	(1,978)
Change in unrealized losses on forward exchange contracts, net of tax benefit (expense) of $82 and $41, respectively	(140)	(72)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	(1,162)	—

Total comprehensive income	$22,306	$84,728

Accumulated other comprehensive gains (losses) presented in the Condensed Consolidated Balance Sheets at September 23, 2006 and June 24, 2006 consist of net unrealized gains (losses) on available-for-sale investments of $(3.5) million and $(6.8) million, respectively, net unrealized gains (losses) on forward exchange contracts of $(0.0)

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million and $0.2 million, respectively, net foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively, and deferred income tax of $(1.2) million and $0.0 million, respectively on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Maxim Integrated Products, Inc. Derivative Litigation, Lead Case No. 5:06-cv-03344-JW, which consolidates McKinney v. Beck, et al. (Case No. 06-3344) and Horkay v. Beck, et al. (Case No. 06-3395), City of Pontiac Policemen’s and Firemen’s Retirement System v. Hood, et al. (Case No. 06-03754) and Corey v. Gifford, et al. (Case No. 06-03755); (2) the California Superior Court, Santa Clara County, as Louisiana Sheriffs’ Pension & Relief Fund v. Gifford et al. (Case No. 1-06-CV-065626); and (3) the Delaware Court of Chancery, as Ryan v. Gifford, et al. (Case No. Civ 2213-N). The complaints allege, among other things, that certain of Maxim’s current and former executive officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct of back-dating stock options as well as violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery.

The parties to the Delaware derivative litigation entered into a stipulated settlement agreement on September 16, 2008, conditioned upon approval of the Delaware Court of Chancery and subject to dismissal of all other pending derivative lawsuits. Currently, there is no trial date scheduled in any of the other actions.

On February 6, 2008, a class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and the Company’s former chief executive officer and former chief financial officer. The complaint alleges that Maxim and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaint seeks, on behalf of persons who purchased the Company’s common stock during the period from April 29, 2003 to January 17, 2008, unspecified damages, interest and costs and expenses, including attorneys’ fees and disbursements. The action has been stayed pending completion of the restatement of the Company’s consolidated financial statements.

Stock Option Inquiry by Regulatory Authorities

On June 6, 2006, the Company was contacted by the SEC regarding an informal inquiry relating to the Company’s past stock options grants and practices. On December 4, 2007, the Company settled the matter with the SEC without admission of any guilt or wrongdoing and without any assessment of penalties against the Company. On June 29, 2006, the Company received a subpoena from the U.S. Attorney for the Northern District of California (“U.S. Attorney”) requesting documents relating to its stock option grants and practices. The Company cooperated with the U.S. Attorney and was informed that the U.S. Attorney’s office does not intend to pursue the matter.

Other Legal Proceedings

In the third quarter of fiscal year 2007, the Company settled ongoing litigation involving trade secret allegations brought by Analog Devices, Inc. (“ADI”) against the Company, and certain of its employees, relating to analog to digital converters. Under the terms of the settlement agreement, the Company paid ADI $19.0 million in fiscal 2007, which amount was accrued in the fourth quarter of fiscal year 2006. The Company also agreed that for a four year period from the date of settlement, Maxim will not develop new standalone analog to digital converters having certain specified resolutions, speeds and purposes. This restriction does not include the use of analog to digital converters when embedded on the same die with a more comprehensive device, system or functionality.

In December 2005, Master Chips bvba (“Master Chips”), a former distributor of the Company’s products in Belgium, filed a demand for arbitration against the Company before the International Court of Arbitration of the International Chamber of Commerce

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

alleging that the Company failed to give adequate advance notice to Master Chips of termination of the distribution agreement under Belgian law and that the Company failed to pay Master Chips commissions on part sales (Case No. 14 123 RCH/JHN). Master Chips sought the recovery of the alleged value of their entire business at the time of termination which they claimed exceeded $12 million and an unspecified amount for the alleged underpayment of commissions. In response to the arbitration demand, the Company asserted a claim against Master Chips alleging that the Company over-paid commissions on part sales. In July 2008, the arbitrator issued a final award awarding Master Chips approximately $9.1 million on all claims. The Company accrued for this award in fiscal year 2006.

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

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of our business. The Company does not believe that the ultimate outcome of matters arising in the normal course of our business will have a material adverse effect on the financial position of the Company.

Potential Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of the Company’s investigation into its historical stock option granting practices, the Company has determined that a number of the Company’s outstanding stock option awards were granted at exercise prices below the fair market value of the Company’s stock on the appropriate accounting measurement date. A significant adverse tax consequence is that the re-measured options vesting after December 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) (“Section 409A”). The Company’s option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that Maxim’s action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to Maxim’s ability to cure the options from exposure to Section 409A, and the Company decides to reimburse option holders for such taxes, the Company’s results of operations may be materially adversely affected.

Also as a result of the Company’s investigation into equity awards, the Company has determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that Maxim’s accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, the Company’s results of operations may be materially adversely affected.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Legal fees associated with indemnification obligations, defense and other related costs

Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim’s historical stock option granting practices. The Company expenses such amounts as incurred.

NOTE 11: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims and general liability in the amount of $12.5 million and $11.7 million, are included in accrued expenses in the Condensed Consolidated Balance Sheets as of September 23, 2006 and June 24, 2006, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims included in “Accrued salary and related expenses” in the Condensed Consolidated Balance Sheets were immaterial as of September 23, 2006 and June 24, 2006, respectively.

NOTE 12: COMMON STOCK REPURCHASES

From fiscal years 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. As of June 24, 2006, approximately 7.8 million shares remained available under the repurchase authorization.

During the three months ended September 23, 2006, the Company repurchased 2.1 million of its common stock for $60.8 million. As of September 23, 2006, approximately 5.7 million shares remained available for repurchase under the repurchase authorization approved by the Board of Directors, which has no expiration date. Common stock repurchased is retired and is not held as treasury stock.

In connection with the stock options investigation, the Company suspended repurchases of stock under this program as of September 23, 2006.

NOTE 13: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (“CEO”) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation. Deferred compensation bears interest at 4%. Compensation deferred on or prior to December 31, 2004, including interest, is payable upon the CEO’s termination over a five-year period. In June 2006, the Board of Directors approved payment of the pre December 31, 2004 deferred amounts in 15 quarterly installments starting on September 21, 2006 through March 18, 2010. Compensation deferred after December 31, 2004, including interest, is payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. As of September 23, 2006 and June 24, 2006, the CEO’s deferred compensation balances, including interest thereon, totaled $28.4 million and $29.6 million, respectively, which is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14: OTHER ASSETS

The components of other assets consist of:

	September 23, 2006	June 24, 2006
	(in thousands)
Deferred tax assets	$79,598	$36,410
Other	29,611	33,527

	$109,209	$69,937

NOTE 15: SUBSEQUENT EVENTS

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan (“RSU Loan”) for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or the Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company’s stock price appreciates (“SAR”) between the vest date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle RSUs vesting during the Blackout Period held by foreign employees. These programs were considered a modification of the RSUs triggering a change in the classification from equity to a liability instrument for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid in capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modification. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid in capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company recorded $38.0 million and $50.2 million of compensation expense in fiscal year 2007 and fiscal year 2008, respectively. During fiscal year 2007 and fiscal year 2008, the Company made cash payments under these programs totaling $35.2 million and $29.6 million, respectively.

On December 31, 2006, John F. Gifford retired from his positions as Company President, Chief Executive Officer, and Chairman of the Board of Directors. On January 5, 2007, the Company and Mr. Gifford entered into a Binding Memorandum of Understanding (“MOU”) which superseded the employment agreement previously entered into between the Company and Mr. Gifford as amended and restated in 1994. Under the MOU, Mr. Gifford was employed by the Company on a part-time basis on matters assigned to him by the Company and would receive certain compensation and benefits. Mr. Gifford remained with the Company on a part-time basis as a strategic advisor until January 26, 2007 when he voluntarily resigned without good reason. In accordance with the MOU, the Company did not make any payment or allow Mr. Gifford to continue to vest in any equity awards. The Board did not approve the payment of any bonus to Mr. Gifford for fiscal year 2007 service and Mr. Gifford was not paid any such bonus. In connection with the MOU, the Company recorded a post-retirement obligation estimate of $3.1 million in fiscal year 2007 for Mr. Gifford. Before December 31, 2006, $3.1 million was distributed to Mr. Gifford from his deferred compensation account. In addition, in January 2007, pursuant to the Retirement Agreement, $22.4 million was distributed to Mr. Gifford from his deferred compensation account. In May 2008, the remaining balance of $7.1 million was distributed to Mr. Gifford from his deferred compensation account.

In February 2007, the Company entered into a five-year supply agreement with Seiko Epson Corporation (“Epson”) under which Epson will manufacture the Company’s mixed signal semiconductor product at Epson’s fabrication facility located in Sakata, Japan. Epson and the Company will cross-license key mixed-signal process technologies which will be deployed at Epson’s facility.

In connection with transferring certain wafer manufacturing production from its San Jose, California facility to Epson’s facility, the Company incurred an asset impairment charge of $10.2 million in the fourth quarter of fiscal year 2007 and also recognized $2.4 million in severance and benefits for employee terminations resulting from this decision. The transfer was completed in the second quarter of fiscal year 2008.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In May 2007, the Company acquired a wafer manufacturing facility from Atmel Corporation located in Irving, Texas for $38.8 million.

In September 2007, as a result of changes in NASDAQ regulations, the Company decided to cash settle all options expiring as a result of the expiration of the 10 year contractual term during the Blackout Period (“goodwill payment”) based a price determined by a formula approved by the Board of Directors. The cash payment is subject to the option holder executing a release of all claims relating to the option. The goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid in capital to accrued salaries and related expenses of $126.8 million and incremental compensation expenses of $27.5 million. The Company made goodwill payments totaling $117.3 million in fiscal 2008.

In October 2007, the Company acquired the storage products business from Vitesse Semiconductor Corporation for approximately $64.1 million in cash (including direct costs) and agreed to pay up to an additional $12 million if the acquired business meets certain financial goals through the period ended October 28, 2008.

In January 2008, the Company announced the wind down and eventual closure of its wafer manufacturing facility in Dallas over an 18-month time period and the restructuring of certain businesses including the cancellation of research and development for the handset radio frequency transceiver product line. Estimated restructuring costs associated with these actions of $6.2 million will be incurred over the 18 month time period for severance and benefits for the employees to be terminated. In connection with the closure of the Dallas facility, the Company also reevaluated the useful lives and salvage values of the fixed assets used in the facility based on the new period of intended use. As a result, the Company changed its depreciable lives and salvage values resulting in the recognition of additional depreciation of $22.6 million in fiscal year 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files from time to time with the SEC, such as its annual reports on Form 10-K (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations), its quarterly reports on 10-Q (particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations), and any current reports on Form 8-K.

Restatements of Prior Period Condensed Consolidated Financial Statements in Previous Filings

In this quarterly report on Form 10-Q, we restated our condensed consolidated statements of income for the three months ended September 23, 2006 and condensed consolidated statement of cash flows for the three months ended September 23, 2006 as discussed in Note 2 to the condensed consolidated financial statements. The following Management’s Discussion and Analysis reflects the restatement.

Overview

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

RESULTS OF OPERATIONS

Net Revenues (Restated)

Net revenues were $502.7 million and $424.1 million for the three months ended September 23, 2006 and September 24, 2005, respectively, an increase of 18.5%. The increase in net revenues for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 was primarily due to an increase of more than 30% in unit shipments, offset somewhat by a change in product mix related to increased sales of products with lower average selling prices.

During the three months ended September 23, 2006 and September 24, 2005, approximately 77% and 76%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months ended September 23, 2006 and September 24, 2005 were immaterial.

Gross Margin

Our gross margin percentage was 59.5% and 66.5% for the three months ended September 23, 2006 and September 24, 2005, respectively. The gross margin percentage for the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 decreased primarily due to increased stock-based compensation and increased inventory write downs for inventories in excess of demand. Stock-based compensation increased by $19.2 million for the three months ended September 23, 2006 as compared to September 24, 2005 primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. Inventory write downs increased by $7.0 million during the three months ended September 23, 2006 as compared to the three month period ended September 24, 2005. Inventory write downs were $7.0 million and $0.0 million for the three months ended September 23, 2006 and September 24, 2005, respectively.

Research and Development

Research and development expenses were $213.2 million and $129.5 million for the three months ended September 23, 2006 and September 24, 2005, respectively, which represented 42.4% and 30.5% of net revenues, respectively. The increase in research and development expenses was primarily due to increased salary and related expenses and increased stock-based compensation. Stock-based compensation increased by $79.6 million for the three months ended September 23, 2006 as compared to three months ended September 24, 2005 primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. Salary and related expenses for the three months ended September 23, 2006 as compared to three months ended September 24, 2005 increased by $3.8 million due to salary increases and from hiring additional engineers to support our research and development and process development efforts.

The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, in part, on our success in recruiting the technical personnel needed for our new product introductions and process development, and on the level of stock-based compensation expense. We view research and development expenditures as critical to maintaining a high level of new product introductions, which in turn are critical to our plans for future growth.

Selling, General and Administrative

Selling, general and administrative expenses were $69.7 million and $37.5 million for the three months ended September 23, 2006 and September 24, 2005, respectively, which represented 13.9% and 8.8% of net revenues, respectively. The increase in selling, general, and administrative expenses for the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 was primarily due to increased stock-based compensation, increased salary and related expenses and increased legal expenses. Stock-based compensation increased by $26.2 million for the three months ended September 23, 2006 as compared to three months ended September 24, 2005 primarily due to the extension of the terms of vested stock options that expire during the

Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. Salary and related expenses for the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 increased by $1.4 million due to salary increases and from hiring additional headcounts to support our growth. Legal expenses increased by $3.2 million for the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 primarily due to the investigation of our stock option granting practices.

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

Stock-based Compensation

The following tables show stock-based compensation expense by type of award and resulting tax effect included in the Condensed Consolidated Statements of Income for the three months ended September 23, 2006 and September 24, 2005:

	Three Months Ended
	Sept. 23 2006	Sept. 24 2005

	(in thousands)
Cost of goods sold
Stock options	$31,168	$16,623
Employee stock purchase plan	1,431	770
Restricted stock units	3,960	—

	36,559	17,393

Research and development expense
Stock options	99,148	33,044
Employee stock purchase plan	4,672	2,514
Restricted stock units	11,306	—

	115,126	35,558

Selling, general and administrative expense
Stock options	34,178	11,231
Employee stock purchase plan	1,431	770
Restricted stock units	2,591	—

	38,200	12,001

Total stock-based compensation expense
Stock options	164,494	60,898
Employee stock purchase plan	7,534	4,054
Restricted stock units	17,857	—

Pre-tax stock-based compensation expense	189,885	64,952
Less: Income tax effect	65,736	21,147

Net stock-based compensation expense	$124,149	$43,805

Interest Income and Other, Net

Interest income and other, net was $13.4 million and $11.0 million for the three months ended September 23, 2006, and September 24, 2005, respectively. The increase in interest income and other, net was due to higher average interest rates and higher average invested cash, cash equivalents, and short-term investments balances.

Provision for Income Taxes

The effective income tax rates for the three months ended September 23, 2006 and September 24, 2005 were 31.1% and 32.5%, respectively. The decrease in the effective tax rate was primarily due to tax on translation gains generated by an intercompany receivable that was charged to other comprehensive income in the first quarter of fiscal year 2007 when it was determined that the intercompany receivable was of a long-term investment nature. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits generated by export sales and domestic production activities deduction.

The Company’s net deferred tax asset at September 23, 2006 was $260.8 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this report. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The cumulative effect of applying FIN 48 is expected to result in a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In addition, in February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP No.157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial condition, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS

158 requires employers to recognize in the statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. It also requires employers to measure plan assets and obligations that determine the funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of SFAS 158 in fiscal year 2007 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company is required to adopt the provisions of SFAS 159 as of the beginning of the fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although earlier adoption is permitted. We early adopted EITF 06-10 during the three months ended September 29, 2007 and recorded a cumulative effect adjustment as a net reduction to retained earnings of approximately $14.1 million. No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. Earlier adoption is not permitted. The adoption of EITF 07-3 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-1 provides guidance on the classification, income statement presentation and disclosure associated with collaborative arrangements involving parties considered to be active participants to an activity and are exposed to significant risks and rewards which are dependent on the commercial success of the activity. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-01 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting consistent with GAAP. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411 on September 16, 2008, The Meaning of ‘Present fairly in conformity with generally accepted accounting principles.’ We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

BACKLOG

At the end of the first quarter of fiscal year 2007, backlog shippable within the next 12 months was approximately $415 million, including approximately $365 million requested for shipment in the second quarter of fiscal year 2007. The Company’s previous quarter ending backlog shippable within the next 12 months was approximately $429 million, including approximately $366 million that was requested for shipment in the first quarter of fiscal year 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds the three month period ended September 23, 2006 were net cash generated from operating activities of $213.9 million. In addition, we received approximately $25.7 million of proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Participation Plan.

The principal uses of funds for the three month period ended September 23, 2006 were repurchases of our common stock of $60.8 million, $9.5 million for income tax payments, purchases of property, plant and equipment of $94.9 million, and payment of dividends of $50.0 million.

As of September 23, 2006, the Company’s available funds consisted of $1,393.5 million in cash, cash equivalents, and short-term investments. This amount represents an increase of $50.8 million from $1,342.7 million as of June 24, 2006. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures and dividend payments for the next twelve months.

Significant Cash Outlays Resulting From the Restatement of Previously Reported Financial Statements

Since the beginning of the stock option investigation through June 28, 2008, we have incurred significant cash outlays as noted below:

•

We have incurred $91.9 million for expenses associated with the investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities, particularly, for accounting, legal and other professional service fees. We will incur significant cash payments for certain stock options that expire subsequent to June 28, 2008

•

We have paid $117.3 million to individual option holders to compensate them for stock options that contractually expired subsequent to the suspension of the Company’s S-8 Registration Statements at which time employees were no longer able to exercise their vested stock options (the “Blackout Period”). We will incur significant cash payments subsequent to June 28, 2008 for stock options that expire during the Blackout Period.

•

We have issued $54.8 million in non-recourse loans to individuals holding RSUs that vested during the Blackout Period. We will loan additional amounts subsequent to June 28, 2008 for RSUs that vest during the Blackout Period and such amounts may be significant.

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

Off-Balance-Sheet Arrangements

As of September 23, 2006, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

ITEM 4:	CONTROLS AND PROCEDURES

Stock Option Investigation

As described in the Explanatory Note in this Form 10-Q, we have restated certain of our historical consolidated financial statements to record additional stock-based compensation expense as a result of errors identified in connection with our independent stock option review. We have also included in the restatement certain other adjustments to these historical consolidated financial statements.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer (“CEO”) and our interim chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 23, 2006. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were not effective as of September 23, 2006 due to the presence of the material weaknesses in our internal control over financial reporting relating to deficiencies in our (1) control environment, due to the Company’s failure to maintain proper tone and control consciousness at the executive management level, effective policies and procedures for monitoring our stock administration department, effective monitoring controls to detect or prevent non-compliance with the Company’s policies regarding option grants, and proper lines of communication regarding identification and processing of stock option transactions; and (2) controls over stock option practices and the related accounting for stock option transactions, due to the Company’s failure to maintain sufficient procedures and controls over granting and accounting for stock options, lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options, and lack of complete and consistent documentation for stock option transactions. These material weaknesses are more fully described in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, and continue to exist as of September 23, 2006.

Changes in Internal Control Over Financial Reporting

Other than the activities to remediate our material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006 that took place or that were ongoing during the three months ended September 23, 2006 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 23, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of Remedial Actions of Material Weaknesses

Throughout the second half of fiscal year 2007 and fiscal year 2008, the Company has implemented the remedial actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

As of the date of this filing, the Company has completed its evaluation of such remedial actions, including the design of the new policies, procedures and controls it has instituted, which have been in place for a sufficient period of time, and has tested their operating effectiveness. The Company considers that the corrective steps have improved the effectiveness of the Company’s internal control over financial reporting and have remediated the material weaknesses discussed above.

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

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

The information set forth above under Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A:	RISK FACTORS

A description of the risks associated with our business, financial condition and results of operation is set forth in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, which is incorporated herein by reference. We have no material changes in our risks from such description.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases during the first quarter of fiscal year 2007.

	Issuer Repurchases of Equity Securities
Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jun. 25, 2006 - Jul. 22, 2006	1,108,058	$29.64	1,108,058	6,734,952
Jul. 23, 2006 - Aug 19, 2006	676,984	27.45	676,984	6,057,968
Aug. 20, 2006 - Sep. 23, 2006	313,886	29.75	313,886	5,744,082

Total for the Quarter	2,098,928	28.95	2,098,928	5,744,082

From fiscal year 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. All shares repurchased during the first quarter of fiscal year 2007 were pursuant to the Company’s share repurchase programs described above, which have no expiration date. During the first quarter of fiscal year 2007, the Company purchased 2.1 million shares for $60.8 million. As of September 23, 2006, approximately 5.7 million shares remained available under the repurchase authorization. In connection with the stock options investigation, we suspended repurchases of stock under this program as of September 23, 2006.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

NOT APPLICABLE

ITEM 4:	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM 5:	OTHER INFORMATION

NOT APPLICABLE

ITEM 6:	EXHIBITS

(a)	Exhibits

3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company

3.4(b) (4)	Certificate of Amendment to the Bylaws of the Company effective August 22, 2005

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4(b)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(2)

Incorporated by reference to exhibit number 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, to exhibit 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the three months ended December 25, 1999, and to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000.

(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.
(4)	Incorporated by reference to exhibit 3.4(b) in the Company’s Current Report on Form 8-K filed August 25, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 30, 2008	MAXIM INTEGRATED PRODUCTS, INC.

	By:	/s/ Alan P. Hale
Vice President, Interim Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.3(2)	Amendments to Restated Certificate of Incorporation of the Company

3.4(3)	Amended and Restated Bylaws of the Company

3.4(b) (4)	Certificate of Amendment to the Bylaws of the Company effective August 22, 2005

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4(b)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(2)

Incorporated by reference to exhibit number 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to exhibit 3.3 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the three months ended December 25, 1999, and to exhibit number 3.3 in the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000.

(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.
(4)	Incorporated by reference to exhibit 3.4(b) in the Company’s Current Report on Form 8-K filed August 25, 2005.