Form 10-Q
period 2006-12-23
MAXIM INTEGRATED PRODUCTS INC
filed 2008-09-30
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 23, 2006

or

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

MAXIM INTEGRATED PRODUCTS, INC.

MAXIM INTEGRATED PRODUCTS, INC.

EXPLANATORY NOTE REGARDING RESTATEMENT

In this quarterly report on Form 10-Q, we are restating our condensed consolidated statement of income and the related condensed consolidated statement of cash flows for the three and six months ended December 24, 2005, as a result of an independent stock option investigation conducted by a special committee of our board of directors. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in our “Explanatory Note Regarding Restatement” preceding Part I of our annual report on Form 10-K for the year ended June 24, 2006 (the “2006 Form 10-K”), as well as in Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2, “Restatement of Consolidated Financial Statements” to our consolidated financial statements of our 2006 Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 23, 2006	June 24, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$370,714	$422,333
Short-term investments	945,023	920,317

Total cash, cash equivalents and short-term investments	1,315,737	1,342,650

Accounts receivable, net	277,065	297,285
Inventories	246,861	210,895
Deferred tax assets	227,780	179,294
Other current assets	24,228	21,992

Total current assets	2,091,671	2,052,116

Property, plant and equipment, net	1,304,004	1,164,484
Other assets	87,774	69,937

TOTAL ASSETS	$3,483,449	$3,286,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,254	$127,081
Income taxes payable	85,433	84,348
Accrued salary and related expenses	195,594	177,639
Accrued expenses	83,056	84,166
Deferred income on shipments to distributors	21,191	21,127

Total current liabilities	486,528	494,361
Other liabilities	15,423	16,687

Total liabilities	501,951	511,048

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	321	320
Additional paid-in capital	207,570	22,105
Retained earnings	2,778,973	2,761,183
Accumulated other comprehensive loss	(5,366)	(8,119)

Total stockholders’ equity	2,981,498	2,775,489

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,483,449	$3,286,537

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
		(Restated)		(Restated)
	(Amounts in thousands, except per share data)
Net revenues	$497,453	$445,520	$1,000,198	$869,615
Cost of goods sold	189,270	152,315	392,957	294,346

Gross margin	308,183	293,205	607,241	575,269
Operating expenses:
Research and development	138,344	123,411	351,581	252,873
Selling, general and administrative	42,993	36,851	112,684	74,303

Total operating expenses	181,337	160,262	464,265	327,176

Operating income	126,846	132,943	142,976	248,093
Interest income and other, net	14,767	11,486	28,156	22,521

Income before provision for income taxes and cumulative effect of a change in accounting principle	141,613	144,429	171,132	270,614
Provision for income taxes	44,045	46,758	53,226	87,808

Income before cumulative effect of a change in accounting principle	97,568	97,671	117,906	182,806
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	—	1,643

Net income	$97,568	$97,671	$117,906	$184,449

Earnings per share:
Basic
Income before cumulative effect of a change in accounting principle	$0.30	$0.30	$0.37	$0.56
Cumulative effect of a change in accounting principle	—	—	—	0.01

Basic net income per share	$0.30	$0.30	$0.37	$0.57

Diluted
Income before cumulative effect of a change in accounting principle	$0.30	$0.29	$0.36	$0.53
Cumulative effect of a change in accounting principle	—	—	—	0.01

Diluted net income per share	$0.30	$0.29	$0.36	$0.54

Shares used in the calculation of earnings per share:
Basic	320,553	323,935	320,317	325,832

Diluted	329,620	338,739	328,862	343,127

Dividends declared per share	$0.156	$0.125	$0.312	$0.225

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 23, 2006	December 24, 2005
		(Restated)
	(in thousands)
Cash flows from operating activities:
Net income	$117,906	$184,449
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	252,058	125,520
Depreciation and amortization	50,236	42,272
Deferred taxes	(70,115)	(29,049)
Tax benefit related to stock based compensation	(3,709)	20,228
Excess tax benefit related to stock based compensation	(8,145)	(25,328)
Changes in assets and liabilities:
Accounts receivable	20,220	(27,758)
Inventories	(36,979)	(14,556)
Other current assets	(3,340)	(7,449)
Accounts payable	(21,001)	15,408
Income taxes payable	1,085	21,085
Deferred income on shipments to distributors	64	(825)
All other accrued liabilities	2,837	(1,418)

Net cash provided by operating activities	301,117	302,579

Cash flows from investing activities:
Additions to property, plant and equipment	(194,373)	(51,855)
Proceeds from sale of property, plant, and equipment	—	1,544
Other non-current assets	(1,491)	(504)
Purchases of available-for-sale securities	(558,656)	(399,107)
Proceeds from sales/maturities of available-for-sale securities	541,250	490,851

Net cash (used in) provided by investing activities	(213,270)	40,929

Cash flows from financing activities:
Issuance of common stock	25,674	82,775
Cash settlement of vested restricted stock units	(2,254)	—
Payouts under the RSU loan program	(10,148)	—
Excess tax benefit related to stock-based compensation	8,145	25,328
Repurchase of common stock	(60,767)	(415,912)
Dividends paid	(100,116)	(72,784)

Net cash used in financing activities	(139,466)	(380,593)

Net decrease in cash and cash equivalents	(51,619)	(37,085)
Cash and cash equivalents:
Beginning of period	422,333	185,551

End of period	$370,714	$148,466

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$125,818	$76,642

Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$39,704	$9,968

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended December 23, 2006 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

The Company has a 52-to-53 week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2007 is a 53 week fiscal year.

NOTE 2: RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In this quarterly report on Form 10-Q, the Company restated its condensed consolidated statements of income for the three and six months ended December 24, 2005 and condensed consolidated statement of cash flows for the six months ended December 24, 2005 as a result of an independent stock option review initiated by the Company’s Board of Directors.

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported condensed consolidated statements of income for the three and six months ended December 24, 2005.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 24, 2005			Six Months Ended December 24, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net revenues	$445,881	$(361)	$445,520	$870,245	$(630)	$869,615
Cost of goods sold	141,937	10,378	152,315	274,552	19,794	294,346

Gross margin	303,944	(10,739)	293,205	595,693	(20,424)	575,269
Operating expenses:
Research and development	116,878	6,533	123,411	233,931	18,942	252,873
Selling, general and administrative	31,053	5,798	36,851	59,918	14,385	74,303

Total operating expenses	147,931	12,331	160,262	293,849	33,327	327,176

Operating income	156,013	(23,070)	132,943	301,844	(53,751)	248,093
Interest income and other, net	11,236	250	11,486	22,203	318	22,521

Income before provision for income taxes and cumulative effect of a change in accounting principle	167,249	(22,820)	144,429	324,047	(53,433)	270,614
Provision for income taxes	54,691	(7,933)	46,758	106,121	(18,313)	87,808

Income before cumulative effect of a change in accounting principle	112,558	(14,887)	97,671	217,926	(35,120)	182,806
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	—	—	1,643	1,643

Net income	$112,558	$(14,887)	$97,671	$217,926	$(33,477)	$184,449

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.35	$(0.05)	$0.30	$0.67	$(0.11)	$0.56
Cumulative effect of a change in accounting principle	—	—	—	—	0.01	0.01

Basic net income per share	$0.35	$(0.05)	$0.30	$0.67	$(0.10)	$0.57

Diluted:
Before cumulative effect of a change in accounting principle	$0.33	$(0.04)	$0.29	$0.64	$(0.11)	$0.53
Cumulative effect of a change in accounting principle	—	—	—	—	—	0.01

Diluted net income per share	$0.33	$(0.04)	$0.29	$0.64	$(0.11)	$0.54

Shares used in the calculation of earnings per share:
Basic	323,935	—	323,935	325,832	—	325,832

Diluted	337,429	1,310	338,739	340,715	2,412	343,127

Dividends declared per share	$0.125	$—	$0.125	$0.225	$—	$0.225

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statement of cash flows for the six months ended December 24, 2005.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended December 24, 2005
	As Previously Reported	Adjustments	As Restated

		(In thousands)
Cash flows from operating activities:
Net income	$217,926	$(33,477)	$184,449
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	82,253	43,267	125,520
Depreciation and amortization	41,099	1,173	42,272
Deferred taxes	—	(29,049)	(29,049)
Tax benefit related to stock based compensation	29,586	(9,358)	20,228
Excess tax benefit related to stock based compensation	(21,259)	(4,069)	(25,328)
Changes in assets and liabilities:
Accounts receivable	(28,684)	926	(27,758)
Inventories	(18,722)	4,166	(14,556)
Deferred taxes	(18,601)	18,601	—
Other current assets	(7,705)	256	(7,449)
Accounts payable	20,776	(5,368)	15,408
Income tax payable	19,602	1,483	21,085
Deferred income on shipments to distributors	(825)	—	(825)
All other accrued liabilities	(2,592)	1,174	(1,418)

Net cash provided by operating activities	312,854	(10,275)	302,579

Cash flows from investing activities:
Additions to property, plant and equipment	(55,406)	3,551	(51,855)
Proceeds from sale of property, plant, and equipment	—	1,544	1,544
Other non-current assets	(1,614)	1,110	(504)
Purchases of available-for-sale securities	(399,107)	—	(399,107)
Proceeds from sales/maturities of available-for-sale securities	490,851	—	490,851

Net cash provided by investing activities	34,724	6,205	40,929

Cash flows from financing activities:
Issuance of common stock	82,775	—	82,775
Excess tax benefit related to stock based compensation	21,259	4,069	25,328
Repurchase of common stock	(415,913)	1	(415,912)
Dividends paid	(72,784)	—	(72,784)

Net cash used in financing activities	(384,663)	4,070	(380,593)

Net decrease in cash and cash equivalents	(37,085)	—	(37,085)
Cash and cash equivalents:
Beginning of period	185,551	—	185,551

End of period	$148,466	$—	$148,466

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$76,642	$—	$76,642

Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$—	$9,968	$9,968

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The pre-tax impact of the restatement to the three and six months ended December 24, 2005 is approximately $22.8 million and $53.4 million, respectively and primarily reflect corrections in the Company’s previous accounting for stock-based compensation and other pre-tax adjustments previously considered immaterial and related to certain accruals, reserves, and allowances and the amortization of manufacturing variances.

The following table summarizes the restated stock-based compensation and other adjustments to the previously reported financial statements for three and six months ended December 24, 2005:

	Pre-tax Adjustments to Stock-based Compensation	Related Payroll and Withholding Charges	Pre-tax Adjustment Not Related to Stock-based Compensation	Total Pre-tax Adjustment
	Increase (Decrease) in Pre-tax Income (in thousands)
Three months ended Dec. 24, 2005	$(19,774)	$(317)	$(2,729)	$(22,820)
Six months ended Dec. 24, 2005	(43,267)	(322)	(9,844)	(53,433)

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

Other Corrections

The following table summarizes the adjustments not related to stock-based compensation to the previously reported financial statements for three and six months ended December 24, 2005:

	Three Months Ended December 24, 2005	Six Months Ended December 24, 2005

	Increase (Decrease) in Pre-tax Income
	(in thousands)
Accounts receivable	$(361)	$(630)
Inventory	(2,081)	(3,132)
Property, plant and equipment	(450)	(900)
Accrued employee bonuses	479	(3,796)
Accrued expenses	(566)	(1,704)
Interest income and other, net	250	318

	$(2,729)	$(9,844)

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounts Receivable Corrections

The Company corrected errors in previously reported accounts receivable. These adjustments resulted from errors in amounts recorded for revenue deferrals and returns reserves. The correction of these errors resulted in a decrease in accounts receivable allowances and a decrease in net revenues.

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

Accrued Employee Bonus Corrections

The Company corrected errors in previously reported accrued employee bonuses which are included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets. These errors resulted from not accurately reflecting the service period for the employees’ bonuses when determining amounts which needed to be accrued for such bonuses. The correction of these errors, net of amounts recorded into inventory, resulted in a decrease in salary and related expenses and an increase in salary and related expenses for the three and six months ended December 24, 2005, respectively.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE 4: STOCK-BASED COMPENSATION

During the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, prior periods are not restated for the effect of SFAS 123(R). The Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). In November 2005, the FASB issued Staff Position FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Awards. The Company has elected to adopt the alternative transition method in its adoption of SFAS 123(R). The adoption of SFAS 123(R) as previously reported did not include a cumulative effect of a change in accounting principle in fiscal year 2006, the period of adoption. As a consequence of the restatement adjustments, the Company recorded as an increase to net income, a cumulative effect adjustment of $1.6 million, net of tax, as of June 25, 2006. This adjustment reflects the difference between using actual forfeitures under APB 25 and estimated forfeitures under APB 25 for unvested stock options outstanding on the adoption date. Additionally, upon the adoption of SFAS 123(R), the unamortized balance of $166.7 million of deferred stock-based compensation, as restated, within stockholder’s equity was reclassified to additional paid in capital.

The following table shows total stock-based compensation expense by type of award and resulting tax effect for the three months and six months ended December 23, 2006 and December 24, 2005, included in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005

	(In thousands)
Cost of goods sold
Stock options	$10,620	$15,656	$41,788	$32,279
Employee stock purchase plan	—	658	1,431	1,428
Restricted stock units	5,065	—	9,025	—

	15,685	16,314	52,244	33,707

Research and development expense
Stock options	21,955	29,491	121,103	62,535
Employee stock purchase plan	—	2,146	4,672	4,660
Restricted stock units	12,853	—	24,159	—

	34,808	31,637	149,934	67,195

Selling, general and administrative expense
Stock options	8,642	11,959	42,820	23,190
Employee stock purchase plan	—	658	1,431	1,428
Restricted stock units	3,038	—	5,629	—

	11,680	12,617	49,880	24,618

Total stock-based compensation expense
Stock options	41,217	57,106	205,711	118,004
Employee stock purchase plan	—	3,462	7,534	7,516
Restricted stock units	20,956	—	38,813	—

Pre-tax stock-based compensation expense	62,173	60,568	252,058	125,520
Less: Income tax effect	21,465	19,766	87,201	40,913

Net stock-based compensation expense	$40,708	$40,802	$164,857	$84,607

Stock-based compensation cost capitalized as part of inventory as of December 23, 2006 and June 24, 2006 was $16.4 million and $17.5 million, respectively.

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3, 100% of the realized tax benefits generated by stock based employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as excess tax benefits. Stock based employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. The Company recorded $8.1 million and $25.3 million of excess tax benefits as financing cash inflows for the six months ended December 23, 2006 and December 24, 2005, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share-Based Compensation and Other Adjustments Resulting From the Blackout Period

On September 8, 2006, the SEC was notified that the Company would delay filing its Annual Report on Form 10-K for the fiscal year ended June 24, 2006, due September 23, 2006, as a result its ongoing stock option investigation into the Company’s historical stock option granting practices. As a result of such delay, the Company has suspended the issuance of shares to employees upon the exercise of stock options, vesting of restricted stock units or pursuant to planned purchases of stock under the Employee Stock Participation Plan until the Company becomes current with all of its required SEC filings and its registration statements on Form S-8 are declared effective (“Blackout Period”). The Company instituted multiple programs in an attempt to make employees whole during this period, as described below.

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

RSU Loan Program

In October 2006 the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan (“RSU Loan”) for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or the Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company’s stock price appreciates (“SAR”) between the vest date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle RSUs vesting during the Blackout Period held by foreign employees. The aforementioned offers were considered modifications of the RSUs triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid in capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid-in capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company made cash payments of $10.1 million pursuant to the RSU loan program and $2.3 million for settlement of RSUs held by foreign employees during the six months ended December 23, 2006 as a result of this program.

The SAR given to domestic employees accepting the loan offer was valued using a Black-Scholes model and will be recorded as compensation expenses at each respective vest date in the Blackout Period. The Company recorded additional compensation expenses of $2.9 million from the SAR for the three months and six months ended December 23, 2006.

Other Modifications

Employee Stock Participation Plan (ESPP)

As a result of the aforementioned suspension of the issuance of shares under the Company’s Form S-8 registration statements, the September 30, 2006 planned stock purchases under the Company’s ESPP did not occur and all employee contributions made during the September 30, 2006 purchase period were refunded on or about September 28, 2006. The Company ceased withholdings as no future stock purchases can be made until the Company is current with all of its required SEC filings.

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

Extension of Post-Termination Exercise Period

In September 2006, the Company also decided to extend the post-termination exercise period for employees holding vested options granted under the Dallas Semiconductor stock option plans, which were assumed by the Company as part of its acquisition of Dallas Semiconductor Corporation, who were terminated after September 22, 2006 and whose stock options would expire prior to reaching the 10 year contractual term during the Blackout Period. The extension provided these employees with 90 days to exercise vested options from the end of the Blackout Period. The Company calculated the incremental compensation expense of this modification in accordance with SFAS 123(R) and recognized compensation expense in the quarter ended September 23, 2006 totaling $0.8 million for 0.2 million options for the extension of the options held by these employees terminating employment during the Blackout Period.

Fair Value

The fair value of share-based awards granted to employees was estimated using a Black-Scholes option pricing model and the following weighted-average assumptions:

	Stock Option Plan		Stock Option Plan
	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
Expected option holding period (in years)	6.3	4.8	6.3	5.2
Risk-free interest rate	4.7%	4.3%	4.9%	4.1%
Stock price volatility	30%	28%	31%	28%
Dividend yield	2.1%	1.3%	2.1%	1.1%

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options on the Company’s stock and its historical stock prices. The Company analyzes historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the quarter’s average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or the actual forfeitures differ from those estimates.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted-average fair value of stock options granted during the three months and six months ended December 23, 2006 was $9.14 per share, and $8.54 per share, respectively. The weighted-average fair value of stock options granted during the three months and six months ended December 24, 2005 was $11.11 and $12.23 per share, respectively.

STOCK OPTION PLANS

Stock Options and Restricted Stock Units

The following table summarizes outstanding stock options as of December 23, 2006 and the activity during the period then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 24, 2006	89,378,424	$34.14
Options granted	2,438,591	28.42
Options exercised	(1,527,356)	11.89
Options cancelled	(2,403,360)	37.02

Balance at December 23, 2006	87,886,299	34.29	5.8	$233,461,303

Exercisable, December 23, 2006	42,643,074	31.04	4.0	$200,061,706

Vested and expected to vest, December 23, 2006	84,562,360	34.16	5.7	$232,049,779

(1)

Aggregate intrinsic value for stock options represents the difference between exercise price and the closing price per share of our common stock on December 23, 2006, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 23, 2006.

As of December 23, 2006, there was $295.8 million of unrecognized stock compensation related to 45.2 million unvested stock options which is expected to be recognized over a weighted average period of approximately 2.2 years.

The following table summarizes outstanding and expected to vest restricted stock units (“RSUs) as of December 23, 2006 and their activity during the period then ended:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 24, 2006	6,075,591
Restricted stock units granted	843,579
Restricted stock units released	(773,238)
Restricted stock units cancelled	(296,311)

Balance at December 23, 2006	5,849,621	1.7	$178,530,433

Expected to vest at December 23, 2006	4,775,595	1.6	$145,751,155

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on December 23, 2006, multiplied by the number of RSUs outstanding or expected to vest as of December 23, 2006.

As of December 23, 2006, there was $19.3 million of unrecognized compensation expense related to 5.1 million unvested RSUs, not subject to the RSU loan program, which is expected to be recognized over a weighted average period of approximately 2.3 years.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5: INVENTORIES

The components of inventories consist of:

	December 23, 2006	June. 24, 2006
	(in thousands)
Raw materials	$22,289	$15,963
Work-in-process	164,298	144,501
Finished goods	60,274	50,431

	$246,861	$210,895

The Company recorded inventory write downs of $7.6 million and $0.0 million, $14.6 million and $0.0 million, for the three and six months ended December 23, 2006 and December 24, 2005, respectively.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding common shares excludes unvested RSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed vesting of outstanding RSUs and assumed issuance of stock under the ESPP using the treasury stock method. As discussed in Note 4, the Company will cash settle vested RSUs during the Blackout Period. These RSUs are considered liability instruments under SFAS 123(R) and as such are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$97,568	$97,671	$117,906	$184,449

Denominator for basic earnings per share	320,553	323,935	320,317	325,832
Effect of dilutive securities:
Stock options, RSUs, and ESPP	9,067	14,804	8,545	17,295

Denominator for diluted earnings per share	329,620	338,739	328,862	343,127

Earnings per share:
Basic	$0.30	$0.30	$0.37	$0.57

Diluted	$0.30	$0.29	$0.36	$0.54

Approximately 66.3 million and 34.7 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ended December 23, 2006 and December 24, 2005, respectively. Approximately 67.0 million and 33.0 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the six months ended December 23, 2006 and December 24, 2005, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7: SHORT-TERM INVESTMENTS

All short-term investments as of December 23, 2006 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income and other, net” in the Condensed Consolidated Statements of Income.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
		(Restated)		(Restated)
	(in thousands)
United States	$110,514	$99,859	$224,803	$199,423
China	143,983	121,549	277,945	240,721
Japan	51,824	42,553	101,117	80,904
Rest of Asia	93,670	91,913	195,759	174,317
Europe	84,925	76,769	175,215	149,073
Rest of World	12,537	12,877	25,359	25,177

	$497,453	$445,520	$1,000,198	$869,615

Net long-lived assets by geographic region were as follows:

	December 23, 2006	June 24, 2006
	(in thousands)
United States	$1,006,738	$908,552
Philippines	197,341	178,502
Rest of World	99,925	77,430

	$1,304,004	$1,164,484

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	Dec. 23, 2006	Dec. 24, 2005	Dec. 23, 2006	Dec. 24, 2005
		(Restated)		(Restated)
	(in thousands)
Net income, as reported	$97,568	$97,671	$117,906	$184,449
Change in unrealized gains (losses) on investments, net of tax benefit (expense) of $(710), $391, $(2,683) and $1,552, respectively	1,237	(665)	4,507	(2,643)
Change in unrealized losses on forward exchange contracts, net of net of tax benefit (expense) of $(96), $205, $(13) and $246, respectively	165	(348)	25	(420)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	(616)	—	(1,778)	—

Total comprehensive income	$98,354	$96,658	$120,660	$181,386

Accumulated other comprehensive gains (losses) presented in the Condensed Consolidated Balance Sheets as of December 23, 2006 and June 24, 2006 consist of net unrealized gains (losses) on available-for-sale investments of $(2.3) million and $(6.8) million, respectively, net unrealized gains (losses) on forward exchange contracts of $0.2 million and $0.2 million, respectively, net foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively, and deferred income tax of $(1.8) million and $0.0 million, respectively, on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

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

Other Legal Proceedings

In the third quarter of fiscal year 2007, the Company settled ongoing litigation involving trade secret allegations brought by Analog Devices, Inc. (“ADI”) against the Company, and certain of its employees, relating to analog to digital converters. Under the terms of the settlement agreement, the Company paid ADI $19.0 million in fiscal 2007, which amount was accrued in the fourth quarter of fiscal year 2006. The Company also agreed that for a four year period from the date of settlement, the Company will not develop new standalone analog to digital converters having certain specified resolutions, speeds and purposes. This restriction does not include the use of analog to digital converters when embedded on the same die with a more comprehensive device, system or functionality.

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

Potential Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of the Company’s investigation into its historical stock option granting practices, the Company has determined that a number of its outstanding stock option awards were granted at exercise prices below the fair market value of the Company’s stock on the appropriate accounting measurement date. A significant adverse tax consequence is that the re-measured options vesting after December 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) (“Section 409A”). Maxim’s option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that Maxim’s action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Section 409A apply to option holders subsequent to the Company’s ability to cure the options from exposure to Section 409A, and the Company decides to reimburse option holders for such taxes, the Company’s results of operations may be materially adversely affected.

Also as a result of its investigation into equity awards, the Company has determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that Maxim’s accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

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

NOTE 11: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims and general liability in the amount of $13.3 million and $11.7 million are included in accrued expenses in the Condensed Consolidated Balance Sheets as of December 23, 2006 and June 24, 2006, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims included in “Accrued salary and related expenses” in the Condensed Consolidated Balance Sheets were immaterial as of December 23, 2006 and June 24, 2006, respectively.

NOTE 12: COMMON STOCK REPURCHASES

From fiscal years 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. As of June 24, 2006, approximately 7.8 million shares remained available under the repurchase authorization.

During the three months ended September 23, 2006, the Company repurchased 2.1 million shares of its common stock for $60.8 million. As of December 23, 2006, approximately 5.7 million shares remained available for repurchase under the repurchase authorization approved by the Board of Directors, which has no expiration date. Common stock repurchased is retired and is not held as treasury stock.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In connection with the stock options investigation, the Company suspended repurchases of stock under this program as of September 23, 2006.

NOTE 13: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (“CEO”) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation. Deferred compensation bears interest at 4%. Compensation deferred on or prior to December 31, 2004, including interest, is payable upon the CEO’s termination over a five-year period. In June 2006, the Board of Directors approved payment of the pre December 31, 2004 deferred amounts in 15 quarterly installments starting on September 21, 2006 through March 18, 2010. Compensation deferred after December 31, 2004, including interest, is payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. As of December 23, 2006 and June 24, 2006, the CEO’s deferred compensation balances, including interest thereon, totaled $30.6 million and $29.6 million, respectively, which is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 14: OTHER ASSETS

The components of other assets consist of:

	December 23, 2006	June 24, 2006
	(in thousands)
Deferred tax assets	$53,565	$36,410
Other	34,209	33,527

	$87,774	$69,937

NOTE 15: SUBSEQUENT EVENTS

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

Restatements of Prior Period Condensed Consolidated Financial Statements in Previous Filings

In this quarterly report on Form 10-Q, we restated our condensed consolidated statements of income for the three and six months ended December 23, 2006 and condensed consolidated statement of cash flows for the six months ended December 23, 2006 as discussed in Note 2 to the Condensed Consolidated Financial Statements. The following Management’s Discussion and Analysis reflects the restatement.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $497.5 million and $445.5 million for the three months ended December 23, 2006 and December 24, 2005, respectively, an increase of 11.7%. Net revenues for the six months ended December 23, 2006 and December 24, 2005, were $1,000.2 million and $869.6 million, respectively, an increase of 15.0%. The increase in net revenues for three and six months ended December 23, 2006 as compared to the three and six months ended December 24, 2005 was primarily due to unit shipments increasing by more than 25%, partially offset by a change in product mix related to increased sales of products with lower average selling prices.

During the three months ended December 23, 2006 and December 24, 2005, approximately 78% of net revenues were derived from customers outside of the United States. During the six months ended December 23, 2006 and December 24, 2005, approximately 78% and 77%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three and six months ended December 23, 2006 and December 24, 2005 was immaterial.

Gross Margin

Our gross margin as a percentage of net revenues was 62.0% and 65.8% for the three months ended December 23, 2006 and December 24, 2005, respectively. The gross margin percentage for the three months ended December 23, 2006 as compared to the three months ended December 24, 2005, decreased primarily due to an increase of inventory write-downs for inventories in excess of demand. Inventory write-downs increased by $7.6 million during the three months ended December 23, 2006 as compared to the three months ended December 24, 2005. Inventory write-downs were $7.6 million and $0.0 million for the three months ended December 23, 2006 and December 24, 2005, respectively. In addition, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage for the three months ended December 23, 2006 as compared to the three months ended December 24, 2005.

Our gross margin as a percentage of net revenues was 60.7% and 66.2% for the six months ended December 23, 2006 and December 24, 2005, respectively. The gross margin percentage for the six months ended December 23, 2006 as compared to the six months ended December 24, 2005, decreased due to an increase in stock-based compensation of $18.5 million and increased inventory write-downs of $14.6 million. The increase in stock-based compensation for the six months ended December 23, 2006 as compared to six months ended December 24, 2005 was primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. In addition, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage for the six months ended December 23, 2006 as compared to the six months ended December 24, 2005.

Research and Development

Research and development expenses were $138.3 million and $123.4 million for the three months ended December 23, 2006 and December 24, 2005, respectively, which represented 27.8% and 27.7% of net revenues, respectively. The increase in research and development expenses was primarily due to increased salary and related expenses and increased stock-based compensation. Salary and related expenses for the three months ended December 23, 2006 as compared to the three months ended December 24, 2005 increased by $11.6 million due to salary increases and hiring additional engineers to support our research and development and process development efforts. Stock-based compensation increased by $3.2 million for the three months ended December 23, 2006 as compared to three months ended December 24, 2005.

Research and development expenses were $351.6 million and $252.9 million for the six months ended December 23, 2006 and December 24, 2005, respectively, which represented 35.2% and 29.1% of net revenues, respectively. The increase in research and development expenses was primarily due to an increase in stock-based compensation and increased salary and related expenses. Stock-based compensation increased by $82.7 million for the six months ended December 23, 2006 as compared to six months ended December 24, 2005 primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. Salary and related expenses for the six months ended December 23, 2006 as compared to six months ended December 24, 2005 increased by $15.4 million due to salary increase and hiring additional engineers to support our research and development and process development efforts.

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

Selling, General and Administrative

Selling, general and administrative expenses were $43.0 million and $36.9 million for the three months ended December 23, 2006 and December 24, 2005, respectively, which represented 8.6% and 8.3% of net revenues, respectively. The increase in selling, general, and administrative expenses for the three months ended December 24, 2005 as compared to the three months ended December 25, 2004 was primarily due to an increase of $3.3 million in salary and related expenses resulting from hiring additional headcount to support our growth. In addition, legal expenses increased by $2.7 million primarily due to costs related to the investigation of our stock option granting practices.

Selling, general and administrative expenses were $112.7 million and $74.3 million for the six months ended December 23, 2006 and December 24, 2005, respectively, which represented 11.3% and 8.5% of net revenues, respectively. The increase in selling, general, and administrative expenses for the six months ended December 23, 2006 as compared to the six months ended December 24, 2005 was primarily due to increased of stock-based compensation, increased salary and related expenses and increased legal expenses. Stock-based compensation increased by $25.3 million for the six months ended December 23, 2006 as compared to six months ended December 24, 2005 primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. Salary and related expenses for the six months ended December 23, 2006 as compared to the six months ended December 24, 2005 increased by $4.7 million due to salary increases and the hiring of additional headcount to support our growth. Legal expenses increased by $5.9 million for the six months ended December 23, 2006 as compared to the six months ended December 24, 2005 primarily due to the investigation of our stock option granting practices.

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

Stock-based Compensation

The following tables show stock-based compensation expense by type of award and resulting tax effect included in the Condensed Consolidated Statements of Income for the three and six months ended December 23, 2006 and December 24, 2005:

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005

	(In thousands)
Cost of goods sold
Stock options	$10,620	$15,656	$41,788	$32,279
Employee stock purchase plan	—	658	1,431	1,428
Restricted stock units	5,065	—	9,025	—

	15,685	16,314	52,244	33,707

Research and development expense
Stock options	21,955	29,491	121,103	62,535
Employee stock purchase plan	—	2,146	4,672	4,660
Restricted stock units	12,853	—	24,159	—

	34,808	31,637	149,934	67,195

Selling, general and administrative expense
Stock options	8,642	11,959	42,820	23,190
Employee stock purchase plan	—	658	1,431	1,428
Restricted stock units	3,038	—	5,629	—

	11,680	12,617	49,880	24,618

Total stock-based compensation expense
Stock options	41,217	57,106	205,711	118,004
Employee stock purchase plan	—	3,462	7,534	7,516
Restricted stock units	20,956	—	38,813	—

Pre-tax stock-based compensation expense	62,173	60,568	252,058	125,520
Less: Income tax effect	21,465	19,766	87,201	40,913

Net stock-based compensation expense	$40,708	$40,802	$164,857	$84,607

Interest Income and Other, Net

Interest income and other, net, was $14.8 million for the three months ended December 23, 2006, compared to $11.5 million for the three months ended December 24, 2005, respectively. Interest income and other, net, was $28.2 million for the six months ended December 23, 2006, compared to $22.5 million for the six months ended December 24, 2005, respectively. The increase was mainly due to higher average interest rates partially offset by lower average levels of invested cash, cash equivalents, and short-term investments.

Provision for Income Taxes

The effective income tax rate for the three months ended December 23, 2006 and December 24, 2005 was 31.1% and 32.4%, respectively. The effective income tax rate for the six months ended December 23, 2006 and December 24, 2005 was 31.1% and 32.4%, respectively. The decrease in the effective tax rate for three and six months ended December 23, 2006 compared to three and six months ended December 24, 2005 was primarily due to the extension of the Federal research tax credit, which had expired on December 31, 2005. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits generated by export sales, the research and development credit, and the domestic production activities deduction.

The Company’s net deferred tax asset at December 23, 2006 was $281.3 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

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

BACKLOG

At the end of the second quarter of fiscal year 2007, backlog shippable within the next 12 months was approximately $404 million, including approximately $343 million requested for shipment in the third quarter of fiscal year 2007. The Company’s previous quarter ending backlog shippable within the next 12 months was approximately $415 million, including approximately $365 million that was requested for shipment in the second quarter of fiscal year 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds the six month period ended December 23, 2006 were net cash generated from operating activities of $301.1 million. In addition, we received approximately $25.7 million of proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Participation Plan.

The principal uses of funds for the six month period ended December 23, 2006 were repurchases of our common stock of $60.8 million, $125.8 million for income tax payments, purchases of property, plant and equipment of $194.4 million, payment of dividends of $100.1 million, and $12.4 million related to cash settlements of vested restricted stock units and payouts under the RSU loan program.

As of December 23, 2006, the Company’s available funds consisted of $1,315.7 million in cash, cash equivalents, and short-term investments. This amount represents a decrease of $26.9 million from $1,342.7 million as of June 24, 2006. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures and dividend payments for the next twelve months.

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

•

We have spent $117.3 million to cash-settle stock options which expired as a result of the expiration of the 10 year contractual term during the Blackout Period due to the inability of the affected employees to exercise their stock options. We will incur significant cash payments for certain stock options that expire subsequent to June 28, 2008.

•

We have spent $54.8 million in the form of non-recourse loans to employees for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. We will loan employees additional amounts subsequent to June 28, 2008 for RSUs that vest during the Blackout Period and such amounts may be significant.

•

We have spent $10.0 million to cash-settle certain international employees’ RSUs which vested during the Blackout Period for which we were unable to deliver the shares of common stock. We will pay additional amounts subsequent to June 28, 2008 to cash-settle certain international employees’ RSUs which vest during the Blackout Period.

In addition to the above, while we intend to vigorously defend against lawsuits related to our past stock options granting practices, we do not presently know whether we will be successful in such lawsuits. If we are not successful, we may be required to pay substantial cash settlement expenses which could have a material adverse impact on our results of operations and liquidity.

Off-Balance-Sheet Arrangements

As of December 23, 2006, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer (“CEO”) and our interim chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 23, 2006. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were not effective as of December 23, 2006 due to the presence of the material weaknesses in our internal control over financial reporting relating to deficiencies in our (1) control environment, due to the Company’s failure to maintain proper tone and control consciousness at the executive management level, effective policies and procedures for monitoring our stock administration department, effective monitoring controls to detect or prevent non-compliance with the Company’s policies regarding option grants, and proper lines of communication regarding identification and processing of stock option transactions; and (2) controls over stock option practices and the related accounting for stock option transactions, due to the Company’s failure to maintain sufficient procedures and controls over granting and accounting for stock options, lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options, and lack of complete and consistent documentation for stock option transactions. These material weaknesses are more fully described in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, and continue to exist as of December 23, 2006.

Changes in Internal Control Over Financial Reporting

Other than the activities to remediate our material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006 that took place or that were ongoing during the three months ended December 23, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 23, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risks associated with our business, financial condition and results of operation is set forth in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, which is herein incorporated by reference. We have no material changes in our risks from such description.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make stock repurchases during the second quarter of fiscal year 2007. During fiscal year 2006, the Company repurchased 15.6 million shares of its common stock for $580.4 million. At June 24, 2006, approximately 7.8 million shares remained available under the repurchase authorization approved by the Board of Directors. All shares repurchased during the six months ended December 23, 2006 were pursuant to the Company’s share repurchase programs described above, which have no expiration date. As of December 23, 2006, approximately 5.7 million shares remained available under the repurchase authorization. In connection with the stock options investigation, we suspended repurchases of stock under this program as of September 23, 2006.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

NOT APPLICABLE

ITEM 4:	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM 5:	OTHER INFORMATION

NOT APPLICABLE

ITEM 6:	EXHIBITS

(a)	Exhibits

3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company

3.4(a) (4)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4(a)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
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

(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.
(4)	Incorporated by reference to exhibit 3.4(a) in the Company’s Current Report on Form 8-K filed December 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 30, 2008	MAXIM INTEGRATED PRODUCTS, INC.

	By:	/s/ Alan P. Hale
Vice President, Interim Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.3(2)	Amendments to Restated Certificate of Incorporation of the Company

3.4(3)	Amended and Restated Bylaws of the Company

3.4(a) (4)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4(a)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
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

(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.
(4)	Incorporated by reference to exhibit 3.4(b) in the Company’s Current Report on Form 8-K filed December 22, 2006.