Form 10-Q
period 2007-03-24
MAXIM INTEGRATED PRODUCTS INC
filed 2008-09-30
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 24, 2007

or

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

MAXIM INTEGRATED PRODUCTS, INC.

MAXIM INTEGRATED PRODUCTS, INC.

EXPLANATORY NOTE REGARDING RESTATEMENT

In this quarterly report on Form 10-Q, we are restating our condensed consolidated statement of income and the related condensed consolidated statement of cash flows for the three and nine months ended March 25, 2006, as a result of an independent stock option investigation conducted by a special committee of our board of directors. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in our “Explanatory Note Regarding Restatement” preceding Part I of our annual report on Form 10-K for the year ended June 24, 2006 (the “2006 Form 10-K”), as well as in Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2, “Restatement of Consolidated Financial Statements” to our consolidated financial statements of our 2006 Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 24, 2007	June 24, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$383,061	$422,333
Short-term investments	941,189	920,317

Total cash, cash equivalents and short-term investments	1,324,250	1,342,650

Accounts receivable, net	250,703	297,285
Inventories	249,078	210,895
Deferred tax assets	234,588	179,294
Other current assets	19,052	21,992

Total current assets	2,077,671	2,052,116

Property, plant and equipment, net	1,349,185	1,164,484
Other assets	96,200	69,937

TOTAL ASSETS	$3,523,056	$3,286,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,997	$127,081
Income taxes payable	43,095	84,348
Accrued salary and related expenses	190,573	177,639
Accrued expenses	84,551	84,166
Deferred income on shipments to distributors	23,812	21,127

Total current liabilities	461,028	494,361

Other liabilities	17,700	16,687

Total liabilities	478,728	511,048

Commitments and contingencies (Note10)

Stockholders’ equity:
Common stock	321	320
Additional paid-in capital	247,997	22,105
Retained earnings	2,805,033	2,761,183
Accumulated other comprehensive loss	(9,023)	(8,119)

Total stockholders’ equity	3,044,328	2,775,489

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,523,056	$3,286,537

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
		(Restated)		(Restated)
	(in thousands, except per share data)
Net revenues	$476,556	$478,170	$1,476,754	$1,347,785
Cost of goods sold	190,286	163,813	583,243	458,159

Gross margin	286,270	314,357	893,511	889,626
Operating expenses:
Research and development	159,434	127,437	511,015	380,310
Selling, general and administrative	40,567	39,891	153,251	114,194

Total operating expenses	200,001	167,328	664,266	494,504

Operating income	86,269	147,029	229,245	395,122
Interest income and other, net	15,062	11,017	43,218	33,538

Income before provision for income taxes and cumulative effect of a change in accounting principle	101,331	158,046	272,463	428,660
Provision for income taxes	25,263	50,936	78,489	138,744

Income before cumulative effect of a change in accounting principle	76,068	107,110	193,974	289,916
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	—	1,643

Net income	$76,068	$107,110	$193,974	$291,559

Earnings per share:
Basic
Income before cumulative effect of a change in accounting principle	$0.24	$0.33	$0.61	$0.89
Cumulative effect of a change in accounting principle	—	—	—	0.01

Basic net income per share	$0.24	$0.33	$0.61	$0.90

Diluted
Income before cumulative effect of a change in accounting principle	$0.23	$0.32	$0.59	$0.85
Cumulative effect of a change in accounting principle	—	—	—	—

Diluted net income per share	$0.23	$0.32	$0.59	$0.85

Shares used in the calculation of earnings per share:
Basic	320,553	320,686	320,395	324,117

Diluted	330,365	336,120	329,575	339,154

Dividends declared per share	$0.156	$0.125	$0.468	$0.350

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 24, 2007	March 25, 2006
		(Restated)
	(in thousands)
Cash flows from operating activities:
Net income	$193,974	$291,559
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	296,264	185,839
Depreciation and amortization	77,501	64,266
Deferred taxes	(76,009)	(35,308)
Tax benefit related to stock-based compensation plans	14,493	29,994
Excess tax benefit from stock-based compensation plans	(8,149)	(36,988)
Accounts receivable	46,582	(67,008)
Inventories	(40,310)	(21,202)
Other current assets	833	(3,767)
Accounts payable	(10,735)	5,402
Income tax payable	(41,253)	10,992
Deferred income on shipments to distributors	2,685	2,208
All other accrued liabilities	(6,635)	1,845

Net cash provided by operating activities	449,241	427,832

Cash flows from investing activities:
Additions to property, plant and equipment	(258,422)	(100,241)
Proceeds from sale of property, plant, and equipment	—	1,544
Other non-current assets	(16,121)	(10,246)
Purchases of available-for-sale securities	(769,531)	(408,072)
Proceeds from sales/maturities of available-for-sale securities	757,675	600,782

Net cash provided by (used in) investing activities	(286,399)	83,767

Cash flows from financing activities:
Excess tax benefit from stock-based compensation plans	8,149	36,988
Cash settlement of vested restricted stock units	(4,181)	—
Payouts under the RSU loan program	(20,865)	—
Issuance of common stock	25,674	125,653
Repurchase of common stock	(60,767)	(503,673)
Dividends paid	(150,124)	(112,808)

Net cash used in financing activities	(202,114)	(453,840)

Net increase (decrease) in cash and cash equivalents	(39,272)	57,759
Cash and cash equivalents:
Beginning of period	422,333	185,551

End of period	$383,061	$243,310

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$179,776	$134,179

Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$47,181	$25,448

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended March 24, 2007 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

The Company has a 52-to-53 week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53 week fiscal year. Fiscal year 2007 is a 53 week fiscal year.

NOTE 2: RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In this quarterly report on Form 10-Q, the Company restated its condensed consolidated statements of income for the three and nine months ended March 25, 2006 and condensed consolidated statement of cash flows for the nine months ended March 25, 2006 as a result of an independent stock option review initiated by the Company’s Board of Directors.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported condensed consolidated statements of income for the three and nine months ended March 25, 2006.

Condensed Consolidated Statements of Income

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statement of cash flows for the nine months ended March 25, 2006.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended March 25, 2006
(In thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$338,235	$(46,676)	$291,559
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	124,355	61,484	185,839
Depreciation and amortization	62,916	1,350	64,266
Deferred taxes	—	(35,308)	(35,308)
Tax benefit related to stock based compensation	43,941	(13,947)	29,994
Excess tax benefit related to stock based compensation	(29,949)	(7,039)	(36,988)
Changes in assets and liabilities:
Accounts receivable	(67,576)	568	(67,008)
Inventories	(25,376)	4,174	(21,202)
Deferred taxes	(23,883)	23,883	—
Other Current assets	(3,777)	10	(3,767)
Accounts payable	802	4,600	5,402
Income tax payable	10,647	345	10,992
Deferred income on shipments to distributors	2,208	—	2,208
All other accrued liabilities	(1,962)	3,807	1,845

Net cash provided by operating activities	430,581	(2,749)	427,832

Cash flows from investing activities:
Additions to property, plant and equipment	(95,641)	(4,600)	(100,241)
Proceeds from sale of property, plant, and equipment	1,544	—	1,544
Other non-current assets	(10,556)	310	(10,246)
Purchases of available-for-sale securities	(408,072)	—	(408,072)
Proceeds from sales/maturities of available-for-sale securities	600,782	—	600,782

Net cash provided by investing activities	88,057	(4,290)	83,767

Cash flows from financing activities:
Issuance of common stock	125,653	—	125,653
Excess tax benefit related to stock based compensation	29,949	7,039	36,988
Repurchase of common stock	(503,673)	—	(503,673)
Dividends paid	(112,808)	—	(112,808)

Net cash used in financing activities	(460,879)	7,039	(453,840)

Net increase in cash and cash equivalents	57,759	—	57,759
Cash and cash equivalents:
Beginning of period	185,551	—	185,551

End of period	$243,310	$—	$243,310

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$134,179	$—	$134,179

Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$25,448	$—	$25,448

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The pre-tax impact of the restatement to the three and nine months ended March 25, 2006 is approximately $20.7 million and $74.2 million, respectively and primarily reflect corrections in our previous accounting for stock-based compensation and other pre-tax adjustments previously considered immaterial and related to certain accruals, reserves, and allowances and the amortization of manufacturing variances.

The following table summarizes the restated stock-based compensation and other adjustments to the previously reported financial statements for three months and nine months ended March 25, 2006:

	Pre-tax Adjustments to Stock-based Compensation	Related Payroll and Withholding Charges	Pre-tax Adjustment Not Related to Stock-based Compensation	Total Pre-tax Adjustment
	Increase (Decrease) in Pre-tax Income (in thousands)
Three months ended March 25, 2006	$(18,217)	$(317)	$(2,185)	$(20,719)
Nine months ended March 25, 2006	(61,484)	(639)	(12,029)	(74,152)

Stock-Based Compensation Corrections

The Company recorded adjustments to its previously reported amounts related to errors identified in connection with the investigation into accounting for stock-based transactions. The Company concluded adjustments were required for:

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

Other Corrections

The following table summarizes the adjustments not related to stock-based compensation to the previously reported financial statements for three and nine months ended March 25, 2006:

	Three Months Ended March 25, 2006	Nine Months Ended March 25, 2006
	Increase (Decrease) in Pre-tax Income
	(in thousands)
Accounts receivable	$50	$(580)
Inventory	—	(3,132)
Property, plant and equipment	(450)	(1,350)
Accrued employee bonuses	(1,461)	(5,257)
Accrued expenses	(897)	(2,601)
Interest income and other, net	573	891

	$(2,185)	$(12,029)

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounts Receivable Corrections

The Company corrected errors in previously reported accounts receivable. These adjustments resulted from errors in amounts recorded for revenue deferrals and returns reserves. The correction of these errors resulted in a decrease in accounts receivable allowances and an increase in net revenues for the three months ended March 25, 2006 and an increase in accounts receivable allowances and a decrease in net revenues for the nine months ended March 25, 2006.

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

Accrued Employee Bonus Corrections

The Company corrected errors in previously reported accrued employee bonuses which are included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets. These errors resulted from not accurately reflecting the service period for the employees’ bonuses when determining amounts which needed to be accrued for such bonuses. The correction of these errors, net of amounts recorded into inventory, resulted in an decrease in salary and related expenses and an increase in salary and related expenses for the three and nine months ended March 24, 2007, respectively.

Accrued Expenses Corrections

The Company corrected errors in previously reported accrued expenses. These adjustments resulted from errors in amounts for certain accruals and reserves. The correction of these errors resulted in an increase in accrued expenses.

Interest and Other Income, Net Corrections

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

NOTE 4: STOCK-BASED COMPENSATION

During the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, prior periods are not restated for the effect of SFAS 123(R). The Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). In November 2005, the FASB issued Staff Position FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method in its adoption of SFAS 123(R). The adoption of SFAS 123(R) as previously reported did not include a cumulative effect of a change in accounting

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

principle in fiscal year 2006, the period of adoption. As a consequence of the restatement adjustments, we recorded as an increase to net income, a cumulative effect adjustment of $1.6 million, net of tax, as of June 25, 2006. This adjustment reflects the difference between using actual forfeitures under APB 25 and estimated forfeitures under APB 25 for unvested stock options outstanding on the adoption date. Additionally, upon the adoption of SFAS 123(R), the unamortized balance of $166.7 million of deferred stock based compensation, as restated, within stockholder’s equity was reclassified to additional paid-in capital.

The following table shows total stock-based compensation expense by type of award and resulting tax effect for the three months and nine months ended March 24, 2007 and March 25, 2006, included in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
	(in thousands)
Cost of goods sold
Stock options	$9,884	$13,936	$51,672	$46,215
Employee stock purchase plan	—	598	1,431	2,026
Restricted stock units	4,900	16	13,925	16

	14,784	14,550	67,028	48,257

Research and development expense
Stock options	20,820	28,829	141,923	91,364
Employee stock purchase plan	—	1,951	4,672	6,611
Restricted stock units	12,007	1,438	36,166	1,438

	32,827	32,218	182,761	99,413

Selling, general and administrative expense
Stock options	(6,429)	12,668	36,391	35,858
Employee stock purchase plan	—	598	1,431	2,026
Restricted stock units	3,024	285	8,653	285

	(3,405)	13,551	46,475	38,169

Total stock-based compensation expense
Stock options	24,275	55,433	229,986	173,437
Employee stock purchase plan	—	3,147	7,534	10,663
Restricted stock units	19,931	1,739	58,744	1,739

Pre-tax stock-based compensation expense	44,206	60,319	296,264	185,839
Less: Income tax effect	15,337	20,383	102,538	61,296

Net stock-based compensation expense	$28,869	$39,936	$193,726	$124,543

Stock-based compensation cost capitalized as part of inventory was $15.3 million and $17.5 million as of March 24, 2007 and June 24, 2006, respectively.

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3, 100% of the realized tax benefits generated by stock based employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as excess tax benefits. Stock based employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. The Company recorded $8.1 million and $37.0 million of excess tax benefits as financing cash inflows for the nine months ended March 24, 2007 and March 25, 2006, respectively.

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

Restricted Stock Units

On February 1, 2006, the Company filed with the SEC a tender offer statement allowing employees, excluding officers, to exchange vested, outstanding employee stock options previously granted under various Maxim stock option plans with an exercise price equal to or greater than $35 per share for restricted stock units (“RSUs”) vesting quarterly over four or six quarters beginning on May 15, 2006. The restricted stock units represent a promise by the Company to the employees to issue shares of its common stock in the future, provided the vesting criteria have been satisfied. During the third quarter of fiscal year 2006 a total of 11.8 million vested options were exchanged for approximately 2.4 million RSUs in this program. The aggregate value of the RSUs issued exceeded the value of the options exchanged by $20.3 million. This amount will be amortized as a charge to earnings over a service period of up to 18 months.

RSU Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan (“RSU Loan”) for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or the Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company’s stock price appreciates (“SAR”) between the vest date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle RSUs vesting during the Blackout Period held by foreign employees. The aforementioned offers were considered modifications of the RSUs triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid in capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid in capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company made cash payments of $20.9 million pursuant to the RSU loan program and $4.2 million for settlement of RSUs held by foreign employees during the nine months ended March 24, 2007 as a result of this program. During the three and nine months ended March 24, 2007 the Company recorded additional compensation expenses of $14.0 million and $21.2 million, respectively and reclassifications from additional paid-in capital to accrued salary and related expenses of $8.4 million and $14.8 million, respectively.

The SAR given to domestic employees accepting the loan offer was valued using a Black-Scholes model and will be recorded as compensation expenses at each respective vest date in the Blackout Period. The Company recorded additional compensation expenses of $2.8 million and $5.7 million, respectively, from the SAR in the three months and nine months ended March 24, 2007.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company had unrecognized compensation expenses of $6.2 million as of June 24, 2006 related to its ESPP. In addition, the Company began a new offering period on July 3, 2006 for new plan participants with a fair value of $1.3 million. The Company determined that the contribution refund results in a cancellation of all awards associated with the respective offerings without a concurrent offer to grant a replacement award, which is considered a repurchase for no consideration under SFAS 123(R). Accordingly, the Company recognized compensation expense, including the acceleration of all unrecognized compensation expense totaling $7.5 million, in the three months ended September 23, 2006.

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

Fair Value

The fair value of share-based awards granted to employees was estimated using a Black-Scholes option pricing model and the following weighted-average assumptions:

	Stock Option Plan		Stock Option Plan
	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
Expected option holding period (in years)	6.2	5.2	6.2	5.2
Risk-free interest rate	4.7%	4.4%	4.8%	4.3%
Stock price volatility	31%	29%	31%	28%
Dividend yield	2.0%	1.3%	2.0%	1.2%

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted-average fair value of stock options granted during the three months and nine months ended March 24, 2007 was $9.86 per share, and $9.07 per share, respectively. The weighted-average fair value of stock options granted during the three months and nine months ended March 25, 2006 was $11.25 and $11.64 per share, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

STOCK OPTION PLANS

Stock Options and Restricted Stock Units

The following table summarizes outstanding stock options as of March 24, 2007 and the activity during the period then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 24, 2006	89,378,424	$34.14
Options granted	4,077,214	29.49
Options exercised	(1,527,356)	11.89
Options cancelled	(5,036,680)	38.41

Balance at March 24, 2007	86,891,602	34.06	5.5	$254,700,209

Exercisable, March 24, 2007	45,524,439	31.34	3.9	$220,447,422

Vested and expected to vest, March 24, 2007	83,813,064	33.95	5.4	$253,183,105

(1)

Aggregate intrinsic value for stock options represents the difference between exercise price and the closing price per share of our common stock on March 24, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of March 24, 2007.

As of March 24, 2007, there was $270.2 million of unrecognized stock compensation related to 41.4 million unvested stock options which is expected to be recognized over a weighted average period of approximately 2.2 years.

The following table summarizes outstanding and vested restricted stock units (“RSUs”) as of March 24, 2007 and their activity during the period then ended:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 24, 2006	6,075,591
Restricted stock units granted	1,560,732
Restricted stock units released	(773,238)
Restricted stock units cancelled	(478,278)

Balance at March 24, 2007	6,384,807	1.7	$200,610,636

Expected to vest, March 24, 2007	4,585,327	1.6	$144,070,976

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on March 24, 2007, multiplied by the number of RSUs outstanding or expected to vest as of March 24, 2007.

As of March 24, 2007, there was $17.5 million of unrecognized compensation expense related to 4.9 million unvested RSUs not subject to the RSU Loan Program, which is expected to be recognized over a weighted average period of approximately 2.4 years.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5: INVENTORIES

The components of inventories consist of:

	March 24, 2007	June 24, 2006

	(in thousands)
Raw material	$22,099	$15,963
Work-in-process	165,653	144,501
Finished goods	61,326	50,431

	$249,078	$210,895

The Company recorded inventory write downs of $11.0 million and $0.4 million, $25.6 million and $0.4 million, for the three and nine months ended March 24, 2007 and March 25, 2006, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006

		(Restated)		(Restated)
Numerator for basic earnings per share and diluted earnings per share
Net income	$76,068	$107,110	$193,974	$291,559

Denominator for basic earnings per share	320,553	320,686	320,395	324,117
Effect of dilutive securities:
Stock options, RSUs, and ESPP	9,812	15,434	9,180	15,037

Denominator for diluted earnings per share	330,365	336,120	329,575	339,154

Earnings per share:
Basic	$0.24	$0.33	$0.61	$0.90

Diluted	$0.23	$0.32	$0.59	$0.85

Approximately 64.5 million and 28.8 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ended March 24, 2007 and March 25, 2006, respectively. Approximately 63.6 million and 29.4 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 24, 2007 and March 25, 2006, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7: SHORT-TERM INVESTMENTS

All short-term investments as of March 24, 2007 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income and other, net” in the Condensed Consolidated Statements of Income.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006

		(Restated)		(Restated)
	(in thousands)
United States	$114,455	$101,955	$339,258	$301,378
China	135,755	130,884	413,700	371,605
Japan	82,554	48,568	183,671	129,472
Rest of Asia	83,923	97,153	279,682	271,470
Europe	46,227	85,687	221,442	234,760
Rest of World	13,642	13,923	39,001	39,100

	$476,556	$478,170	$1,476,754	$1,347,785

Net long-lived assets by geographic region were as follows:

	March 24, 2007	Jun. 24 2006

	(in thousands)
United States	$1,037,983	$908,552
Philippines	199,814	178,502
Rest of World	111,388	77,430

	$1,349,185	$1,164,484

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006

		(Restated)		(Restated)
	(in thousands)
Net income, as reported	$76,068	$107,110	$193,974	$291,559
Change in unrealized gains (losses) on investments, net of tax benefit (expense) of $(684), $(320), $(3,367) and $1,232, respectively	1,189	545	5,696	(2,098)
Change in unrealized losses on forward exchange contracts, net of net of tax benefit (expense) of $158, $(82), $145 and $164, respectively	(274)	141	(249)	(279)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	(4,572)	—	(6,350)	—

Total comprehensive income	$72,411	$107,796	$193,071	$289,182

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated other comprehensive gains (losses) presented in the Condensed Consolidated Balance Sheets as of March 24, 2007 and June 24, 2006 consist of net unrealized gains (losses) on available-for-sale investments of $(1.1) million and $(6.8) million, respectively, net unrealized gains (losses) on forward exchange contracts of $(0.1) million and $0.2 million, respectively, net foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively, and deferred income tax of $(6.4) million and $0.0 million, respectively, on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of our business. The Company does not believe that the ultimate outcome of matters arising in the normal course of business will have a material adverse effect on the financial position of the Company.

Potential Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of its investigation into its historical stock option granting practices, the Company has determined that a number of its outstanding stock option awards were granted at exercise prices below the fair market value of its stock on the appropriate accounting measurement date. A significant adverse tax consequence is that the re-measured options vesting after December 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) (“Section 409A”). Maxim’s option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that Maxim’s action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to the Company’s ability to cure the options from exposure to Section 409A, and the Company decides to reimburse option holders for such taxes, the Company’s results of operations may be materially adversely affected.

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

NOTE 11: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims and general liability in the amount of $13.9 million and $11.7 million, are included in accrued expenses in the Condensed Consolidated Balance Sheets as of March 24, 2007 and June 24, 2006, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims included in “Accrued salary and related expenses” in the Condensed Consolidated Balance Sheets were immaterial as of March 24, 2007 and June 24, 2006, respectively.

NOTE 12: COMMON STOCK REPURCHASES

From fiscal years 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. As of June 24, 2006, approximately 7.8 million shares remained available under the repurchase authorization.

During the three months ended September 23, 2006, the Company repurchased 2.1 million of its common stock for $60.8 million. As of March 24, 2007, approximately 5.7 million shares remained available for repurchase under the repurchase authorization approved by the Board of Directors, which has no expiration date. Common stock repurchased is retired and is not held as treasury stock.

In connection with the stock options investigation, the Company suspended repurchases of stock under this program as of September 23, 2006.

NOTE 13: DEFERRED COMPENSATION

The Company and the Chief Executive Officer (“CEO”) have entered into a deferred compensation plan, pursuant to which the CEO defers receipt of a portion of his cash compensation. Deferred compensation bears interest at

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On December 31, 2006, John F. Gifford retired from his positions as Company President, Chief Executive Officer, and Chairman of the Board of Directors. On January 5, 2007, the Company and Mr. Gifford entered into a Binding Memorandum of Understanding (“MOU”) which superseded the employment agreement and amended the deferred compensation plan previously entered into between the Company and Mr. Gifford. He remained with the Company on a part-time basis as a strategic advisor until January 26, 2007. In connection with the MOU, the Company recorded a $3.1 million post-retirement obligation for Mr. Gifford. In addition, in January 2007 and May 2008, the Company paid Mr. Gifford $22.4 million and $7.1 million, respectively, representing the vested balance of his deferred compensation account. As of March 24, 2007 and June 24, 2006, the CEO’s deferred compensation balances, including interest thereon, totaled $6.8 million and $29.6 million, respectively, which is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 14: OTHER ASSETS

The components of other assets consist of:

	March 24, 2007	June 24, 2006
	(in thousands)
Deferred tax assets	$47,553	$36,410
Deposits for property, plant and equipment	21,884	—
Other	26,763	33,527

	$96,200	$69,937

NOTE 15: SUBSEQUENT EVENTS

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Restatements of Prior Period Condensed Consolidated Financial Statements in Previous Filings

In this quarterly report on Form 10-Q, we restated our condensed consolidated statements of income for the three and nine months ended March 25, 2006 and condensed consolidated statement of cash flows for the nine months ended March 25, 2006 as discussed in Note 2 to the Condensed Consolidated Financial Statements. The following management’s discussion and analysis reflects the restatement.

Overview

Maxim Integrated Products, Inc. (“Maxim” or “the Company” and also referred to as “we,” “our” or “us”) designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers and is incorporated in the state of Delaware. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. The major end-markets of the Company’s products are sold in are the communications, computing, consumer and industrial markets.

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $476.6 million and $478.2 million for the three months ended March 24, 2007 and March 25, 2006, respectively. Net revenues for the nine months ended March 24, 2007 and March 25, 2006, were $1,476.8 million and $1,347.8 million, respectively, an increase of 9.6%. Net revenue remained flat for the three months ended March 24, 2007 and March 25, 2006 due to slightly higher unit shipments offset by a change in product mix related to increased sales of products with lower average selling prices. The increase in net revenues for the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006 was primarily due to an approximate 20% increase in unit shipments, offset somewhat by a change in product mix related to increased sales of products with lower average selling prices.

During the three months ended March 24, 2007 and March 25, 2006, approximately 76% and 79%, respectively, of net revenues were derived from customers outside of the United States. During the nine months ended March 24, 2007 and March 25, 2006, approximately 77% and 78%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months and nine months ended March 24, 2007 and March 25, 2006 was immaterial.

Gross Margin

Our gross margin as a percentage of net revenues was 60.1% and 65.7% for the three months ended March 24, 2007 and March 25, 2006, respectively. The gross margin percentage decreased for the three months ended March 24, 2007 as compared to the three months ended March 25, 2006 primarily due to an increase of inventory write downs for inventories in excess of demand. Inventory write downs increased by $10.6 million during the three months ended March 24, 2007 as compared to the three months ended March 25, 2006. We recorded $11.0 million and $0.4 million inventory write downs for the three months ended March 24, 2007 and March 25, 2006, respectively. In addition, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage for the three months ended March 24, 2007 as compared to the three months ended March 25, 2006.

Our gross margin percentage was 60.5% and 66.0% for the nine months ended March 24, 2007 and March 25, 2006, respectively. The gross margin percentage for the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006 decreased primarily due to an increased stock-based compensation and increased inventory write downs. Stock-based compensation increased by $18.8 million for the nine months ended March 24, 2007 as compared to nine months ended March 25, 2006 primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. Inventory write downs increased by $25.2 million during the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006. Inventory write downs were $25.6 million and $0.4 million for the nine months ended March 24, 2007 and March 25, 2006, respectively.

Research and Development

Research and development expenses were $159.4 million and $127.4 million for the three months ended March 24, 2007 and March 25, 2006, respectively, which represented 33.5% and 26.7% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to payroll and related taxes which resulted from liabilities incurred related to stock option grants and cash exercises and increased salary and related expenses. We recorded $19.9 million in expense during the three months ended March 24, 2007 to reflect liabilities related to stock option grants and cash exercises. Salary and related expenses for the three months ended March 24, 2007 as compared to the three months ended March 25, 2006 increased by $9.0 million from hiring additional engineers to support our research and development and process development efforts.

Research and development expenses were $511.0 million and $380.3 million for the nine months ended March 24, 2007 and March 25, 2006 respectively, which represented 34.6% and 28.2% of net revenues, respectively. The increase in research and development expenses was primarily due to an increase of stock-based compensation charges, increased salary and related expenses and payroll and related taxes which resulted from liabilities incurred related to stock option grants and cash exercises. Stock-based compensation charge increased by $83.3 million for the nine months ended March 24, 2007 as compared to nine months ended March 25, 2006 primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. Salary and related expenses for the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006 increased by $24.5 million from hiring additional engineers to support our research and development and process development efforts. Additionally, we recorded $18.1 million in expense to reflect liabilities related to stock option grants and cash exercises.

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

Selling, General and Administrative

Selling, general and administrative expenses were $40.6 million and $39.9 million for the three months ended March 24, 2007, and March 25, 2006, respectively, which represented 8.5% and 8.3% of net revenues, respectively. Selling, general, and administrative expenses were flat for the three months ended March 24, 2007 as compared to the three months ended March 25, 2006. Stock-based compensation decreased by $17.0 million for the three months ended March 24, 2007 as compared to the three months ended March 25, 2006 primarily due to reversal of $12.7 million of previously recognized stock-based compensation which was reversed due to the forfeiture of our former Chief Executive Officer’s unvested stock options upon his retirement. This decrease was offset by increased salary and related expenses and increased legal and accounting expenses. Salary and related expenses for the three months ended March 24, 2007 as compared to the three months ended March 25, 2006 increased by $6.8 million due to salary increases and hiring additional headcount to support our growth. We also recorded a $3.1 million charge during the three months ended March 24, 2007 to reflect the net present value of termination benefits given our former Chief Executive Officer upon his retirement. Legal expenses increased by $5.2 million and accounting fees increased by $1.9 million for the three months ended March 24, 2007 as compared to the three months ended March 25, 2006 primarily due to the investigation of our stock option granting practices, related legal proceedings and subsequent restatements of our previously filed financial statements.

Selling, general and administrative expenses were $153.3 million and $114.2 million for the nine months ended March 24, 2007 and March 25, 2006 respectively, which represented 10.4% and 8.5% of net revenues, respectively. The increase in selling, general and administrative expenses was primarily due to increased stock-based compensation, increased salary and related expenses and increased legal and accounting expenses. Stock-based compensation increased by $21.0 million for the nine months ended March 24, 2007 as compared to nine months ended March 25, 2006 primarily due to due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. The increase in stock based compensation noted above was offset by $12.7 million of previously recognized stock-based compensation which was reversed due to the forfeiture of our former Chief Executive Officer’s unvested stock options upon his retirement. Salary and related expenses for the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006 increased by $11.5 million due to salary increases and hiring additional headcounts to support our growth. We also recorded a $3.1 million charge during the nine months ended March 24, 2007 to reflect the net present value of termination benefits given our former Chief Executive Officer upon his retirement. Legal expenses increased by $11.2 million and accounting fees increased by $2.0 million for the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006 primarily due to the investigation of our stock option granting practices, related legal proceedings and subsequent restatements of our previously filed financial statements.

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

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award and resulting tax effect for the three and nine months ended March 24, 2007 and March 25, 2006, included in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
	(in thousands)
Cost of goods sold
Stock options	$9,884	$13,936	$51,672	$46,215
Employee stock purchase plan	—	598	1,431	2,026
Restricted stock units	4,900	16	13,925	16

	14,784	14,550	67,028	48,257

Research and development expense
Stock options	20,820	28,829	141,923	91,364
Employee stock purchase plan	—	1,951	4,672	6,611
Restricted stock units	12,007	1,438	36,166	1,438

	32,827	32,218	182,761	99,413

Selling, general and administrative expense
Stock options	(6,429)	12,668	36,391	35,858
Employee stock purchase plan	—	598	1,431	2,026
Restricted stock units	3,024	285	8,653	285

	(3,405)	13,551	46,475	38,169

Total stock-based compensation expense
Stock options	24,275	55,433	229,986	173,437
Employee stock purchase plan	—	3,147	7,534	10,663
Restricted stock units	19,931	1,739	58,744	1,739

Pre-tax stock-based compensation expense	44,206	60,319	296,264	185,839
Less: Income tax effect	15,337	20,383	102,538	61,296

Net stock-based compensation expense	$28,869	$39,936	$193,726	$124,543

Interest Income and Other, Net

Interest income and other, net was $15.1 million and $43.2 million for the three and nine months ended March 24, 2007, compared to $11.0 million and $33.5 million for the three and nine months ended March 25, 2006, respectively. The increases in interest income and other, net for the three and nine month ended March 24, 2007 when compared to the three and nine month periods ended March 25, 2006 was primarily due to higher average interest rates.

Provision for Income Taxes

The effective income tax rate for the three months ended March 24, 2007 and March 25, 2006 was 24.9% and 32.2%, respectively. The effective income tax rate for the nine months ended March 24, 2007 and March 25, 2006 was 28.8% and 32.4%, respectively. The decrease in the effective tax rate for three months and 9 months ended March 24, 2007 compared to three and nine months ended March 25, 2006 was primarily due to the release of tax reserves due to the expiration of the statute of limitations for the years to which the reserves related. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to the tax reserve release and tax benefits generated by export sales, the research and development credit, and the domestic production activities deduction.

The Company’s net deferred tax asset at March 24, 2007 was $282.1 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

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

BACKLOG

At the end of the third quarter of fiscal year 2007, backlog shippable within the next 12 months was approximately $397 million, including approximately $350 million requested for shipment in the fourth quarter of fiscal year 2007. The Company’s previous quarter ending backlog shippable within the next 12 months was approximately $404 million, including approximately $343 million that was requested for shipment in the third quarter of fiscal year 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the nine month period ended March 24, 2007 were net cash generated from operating activities of $449.2 million. In addition, we received approximately $25.7 million of proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Participation Plan.

The principal uses of funds for the nine month period ended March 24, 2007 were repurchases of our common stock of $60.8 million, $179.8 million for income tax payments, purchases of property, plant and equipment of $258.4 million, and payment of dividends of $150.1 million, and $25.0 million related to RSU loan payment and settlement of foreign vested RSU.

As of March 24, 2007, the Company’s available funds consisted of $1,324.3 million in cash, cash equivalents, and short-term investments. This amount represents a decrease of $18.4 million from $1,342.7 million as of June 24, 2006. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, common stock repurchases, and dividend payments for the next twelve months.

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

Off-Balance-Sheet Arrangements

As of March 24, 2007, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

ITEM 4:	CONTROLS AND PROCEDURES

Stock Option Investigation

As described in the Explanatory Note in the Form 10-Q, we have restated certain of our historical consolidated financial statements to record additional stock-based compensation expense as a result of errors identified in connection with our independent stock option review. We have also included in the restatement certain other adjustments to these historical consolidated financial statements.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer (“CEO”) and our interim chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 24, 2007. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were not effective as of March 24, 2007 due to the presence of the material weaknesses in our internal control over financial reporting relating to deficiencies in our (1) control environment, due to the Company’s failure to maintain proper tone and control consciousness at the executive management level, effective policies and procedures for monitoring our stock administration department, effective monitoring controls to detect or prevent non-compliance with the Company’s policies regarding option grants, and proper lines of communication regarding identification and processing of stock option transactions; and (2) controls over stock option practices and the related accounting for stock option transactions, due to the Company’s failure to maintain sufficient procedures and controls over granting and accounting for stock options, lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options, and lack of complete and consistent documentation for stock option transactions. These material weaknesses are more fully described in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, and continue to exist as of March 24, 2007.

Changes in Internal Control Over Financial Reporting

Other than the activities to remediate our material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006 that took place or that were ongoing during the three months ended March 24, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 24, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of Remedial Actions of Material Weaknesses

Throughout the second half of fiscal year 2007 and fiscal year 2008, the Company has implemented the remedial actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

As of the date of this filing, the Company has completed its evaluation of such remedial actions, including the design of the new policies, procedures and controls it has instituted, which have been in place for a sufficient period of time, and tested their operating effectiveness. The Company considers that the corrective steps have improved the effectiveness of the Company’s internal control over financial reporting and have remediated the material weaknesses discussed above.

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

A description of the risks associated with our business, financial condition and results of operations is set forth in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, which is herein incorporated by reference. We have no material changes in our risks from such description.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make stock repurchases during the third quarter of fiscal year 2007. During fiscal year 2006, the Company repurchased 15.6 million shares of its common stock for $580.4 million. As of June 24, 2006, approximately 7.8 million shares remained available under the repurchase authorization approved by the Board of Directors. All shares repurchased during the nine months ended March 24, 2007 were pursuant to the Company’s share repurchase programs described above, which have no expiration date. As of March 24, 2007, approximately 5.7 million shares remained available under the repurchase authorization. In connection with the stock options investigation, we suspended repurchases of stock under this program as of September 23, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NOT APPLICABLE

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

NOT APPLICABLE

ITEM 6:	EXHIBITS

(a)	Exhibits

3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company

3.4(a) (4)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4

10.36	Memorandum of Understanding between the Company and Jack Gifford dated January 5, 2007

10.37	Letter of Resignation dated January 26, 2007 from Jack Gifford to the Company

10.38	Severance Agreement and Release dated February 2, 2007 between the Company and Carl Jasper

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
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

DATE: September 30, 2008	MAXIM INTEGRATED PRODUCTS, INC.

	By:	/s/ Alan P. Hale
Vice President, Interim Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.3(2)	Amendments to Restated Certificate of Incorporation of the Company

3.4(3)	Amended and Restated Bylaws of the Company

3.4(a) (4)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4 and 3.4(b)

10.36	Memorandum of Understanding between the Company and Jack Gifford dated January 5, 2007

10.37	Letter of Resignation dated January 26, 2007 from Jack Gifford to the Company

10.38	Severance Agreement and Release dated February 2, 2007 between the Company and Carl Jasper

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
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