Form 10-K
period 2007-06-30
MAXIM INTEGRATED PRODUCTS INC
filed 2008-09-30
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

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

Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of September 1, 2008: 320,553,460

Documents Incorporated By Reference:

None.

[1]

The Company’s common stock par value $0.001 per share was suspended from trading on NASDAQ effective as of October 2, 2007. On October 17, 2007, NASDAQ filed a Form 25 to effect the delisting of the Company’s common stock from NASDAQ. Currently, the Company’s common stock is traded on the Pink OTC Market under the symbol “MXIM.PK.”

MAXIM INTEGRATED PRODUCTS

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item 1A – Risk Factors and the business outlook section in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, manufacturing plans and pending litigation, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “forecast,” “believe,” “could,” “intend,” “will,” “plan,” “seek,” “project,” and variations of such words and similar words or expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this 2007 Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so, except as required by federal securities laws.

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

Three general classes of semiconductor products arise from this partitioning of signals into linear or digital:

•	Digital devices, such as memories and microprocessors that operate primarily in the digital domain;

•	Linear devices such as amplifiers, references, analog multiplexers and switches that operate primarily in the analog domain; and

•	Mixed-signal devices, such as data converter devices, that combine linear and digital functions on the same integrated circuit and interface between the analog and digital worlds.

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

Our linear and mixed signal products serve four major end-markets. These major end-markets and their primary market segments are noted in the table below:

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

Sales to certain international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. The agreements generally permit distributors to exchange a portion of their purchases on a periodic basis. See “Critical Accounting Policies” in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding our revenue recognition policy.

We operate in one reportable segment – the design, development, marketing and manufacturing of a broad range of linear and mixed signal integrated circuits. No single customer accounted for more than 10% of net revenues in fiscal years 2007, 2006 and 2005. Based on customers’ ship-to location, international sales accounted for approximately 77%, 78% and 74% of net revenues in fiscal years 2007, 2006 and 2005, respectively. See Note 13, “Segment Information” in the Notes to Consolidated Financial Statements.

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

Our research and development plans require engineering talent and tools for process technologies, test development, packaging development, product definition, business management, Electronic Design Automation (“EDA”), circuit design, software development and application support. Research and development expenses were approximately $659.5 million, $514.1 million and $380.4 million in fiscal years 2007, 2006 and 2005, respectively.

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

You should carefully consider and evaluate the risk factors described below and those noted in Item 1—Business of this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business, financial condition and operating results. If any of these risks occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline. This Annual Report on Form 10-K contains “forward-looking” statements that involve risks and uncertainties.

Risks Related to the Investigation of our Historical Stock Option Practices and the Resulting Restatement of our Prior Financial Statements

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, our review of our stock option grant practices resulted in the restatement of certain of our past financial statements. In connection with our past option grant practices, we have been subject to a number of ongoing shareholder derivative litigation, unable to file periodic reports to the SEC on a timely basis and delisted from the NASDAQ Global Select Market (formerly the NASDAQ National Market). We have also been subject to an informal inquiry by the SEC, subject to an investigation by the U.S. Attorney for the Northern District of California (the “U.S. Attorney”), subject to an ongoing audit by the Internal Revenue Service, and required to suspend the issuing of shares upon the exercise of all of our outstanding stock options and restricted stock units (“RSUs”) and purchases under our employee stock purchase program inasmuch as our Form S-8 registration statements for our equity plans are not effective because of our delinquent SEC periodic reporting. The informal SEC investigation has subsequently been settled without any admission of wrongdoing on the part of the Company and without any assessment of penalties and the U.S Attorney subsequently informed us that its office does not intend to pursue any further investigation or action against the Company concerning our option grant practices. As a result of these events, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) the commencement of additional regulatory or governmental investigations relating to our restatement or option grant practices, (ii) private litigation relating to our restatement or option grant practices, including the pending or new stockholder litigation or possible litigation by option holders, (iii) currently unanticipated issues with respect to our restatement or our ability to become current in our periodic SEC reports that could materially delay our ability to permit the exercise of outstanding options and to achieve relisting on NASDAQ or another national securities exchange, which would likely have a material adverse effect on the liquidity of our common stock and our ability to recruit and retain employees; (iv) additional significant costs in effectuating on-going or additional remedial actions or in dealing with any further litigation or unanticipated problems in attaining relisting of our shares on NASDAQ or another national securities exchange and (v) diversion of the time and attention of members of our management and our board of directors from the management of our business.

Dependence on New Products, Packages and Process Technologies

Our future success will continue to depend on our ability to introduce new products, select and enter new markets and to develop new packages and process technologies. Semiconductor design and package and process technologies are subject to rapid technological change, requiring a high level of expenditures for time consuming research and development. Design and package and process development for the portions of the semiconductor market in which we participate are particularly challenging. The success of new product introductions is dependent on several factors, including proper product features, timely product introduction, achievement of acceptable production test times and yields. From time to time, we have not fully achieved our new product introduction and process development goals. There can be no assurance that we will successfully develop or implement new process technologies or that new products will be introduced on a timely basis or receive sufficient market acceptance. It is difficult to predict a schedule for a new product. If a product is not developed on time or does not meet a customer’s specifications, the development can be a complete failure. Additionally, we do not always have the necessary development tools, the number of engineers, product definers or business managers, skill sets or experience required in these areas, which may result in our not meeting our research and development goals. Development tools sometimes require licensing and sometimes become obsolete, which can contribute to higher research and development expenses.

Dependence on New Markets and Consumer Demand

Our growth is dependent on our continued ability to defend our existing market and penetrate new markets. We have limited experience in new markets and competition is intense. Innovation, by its nature, is dependent on applying good judgment to predict future technology trends, often based on little existing data about those new markets. There can be no assurance that the markets we serve will grow (for example, older markets do saturate and decline); that our existing and new products will meet the requirements of such markets; that our products will achieve customer acceptance in such markets; that competitors will not drive prices to an unacceptably low level or take market share from us; or that we can achieve or maintain profitability in these markets. Additionally, we have increased the emphasis on highly-integrated products in our product development plans. Such products are more vulnerable to time-to-market demands, proper new product definitions with the right set of functionalities, development execution delays and gross margin pressure. Delays in product development can significantly reduce return on investment and adversely affect our growth In addition, highly integrated product lives are generally shorter. Shorter product lives can result in excess inventory which we would have to write down. Such write downs may materially adversely impact our results of operations.

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

Volatility of Stock Price

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations including but not limited to the following

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

Potential Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of our investigation into our historical stock option granting practices, we have determined that a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. A significant adverse tax consequence is that the re-measured options vesting after December 31, 2004 or options that are materially modified after October 3, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) (“Section 409A”). Our option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. We took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that Maxim’s action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to our ability to cure the options from exposure to Section 409A, and we decide to reimburse our option holders for such taxes, our results of operations may be materially adversely affected.

Also as a result of our investigation into equity awards, we have determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable amounts of such liabilities. There can be no assurance that Maxim’s accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

Foreign Trade and Currency Fluctuations

We conduct our manufacturing and other operations in various worldwide locations. A portion of operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 77%, 78% and 74% of our net revenues in fiscal years 2007, 2006 and 2005 were shipped to foreign locations. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase our operating costs and the cost of components manufactured abroad, and the cost of our products to foreign customers or decrease the costs of products from our foreign competitors.

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

Internal Control Over Financial Reporting

Material weaknesses exist in our internal control over financial reporting related to our not maintaining an effective control environment and, separately, not maintaining effective controls over our stock option practices and the related accounting for stock option transactions, which are discussed in further detail in Item 9A – Controls and Procedures. As a result of these material weaknesses, our systems of internal controls failed to timely prevent or detect errors which had a material adverse effect on our financial condition and results of operations. There can be no assurance that subsequent to the filing date of this Annual Report on Form 10-K that additional material weaknesses will not be identified which will have a material adverse effect on our financial statements.

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

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2007 and 2006:

	High	Low
Fiscal Year 2007
First Quarter	$32.67	$26.49
Second Quarter	$33.04	$27.73
Third Quarter	$33.63	$30.18
Fourth Quarter	$33.90	$28.86

Fiscal Year 2006
First Quarter	$45.65	$38.14
Second Quarter	$43.09	$34.60
Third Quarter	$42.26	$35.76
Fourth Quarter	$37.94	$30.31

The following table sets forth the dividends paid per share for fiscal years 2007 and 2006:

	Fiscal Years
	2007	2006
First Quarter	$0.156	$0.100
Second Quarter	$0.156	$0.125
Third Quarter	$0.156	$0.125
Fourth Quarter	$0.156	$0.125

Issuer Purchases of Equity Securities

From fiscal year 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. All shares repurchased during fiscal year 2006 and during the three months ended September 23, 2006 were pursuant to the above authorized share repurchase programs, which have no expiration date. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of our common stock, general market and business conditions and other factors.

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

Cumulative total returns are as follows:

	Base Period	Fiscal Year Ended
Company/index	June 29, 2002	June 28, 2003	June 26, 2004	June 25, 2005	June 24, 2006	June 30, 2007
Maxim Integrated Products, Inc.	$100.00	$90.00	$136.96	$103.22	$86.54	$91.71
NASDAQ Composite	100.00	109.91	139.04	141.74	155.82	191.32
NASDAQ Electronic Components	100.00	106.83	139.17	122.56	116.07	133.48

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2007 and the option agreements assumed by the Company pursuant to the terms of Maxim’s acquisition of Dallas Semiconductor Corporation (“Dallas Semiconductor”) on April 11, 2001.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	92,359,443	(1)	$31.61	3,318,105	(2)
Equity compensation plans not approved by security holders(3)	1,370,085		$30.33	—

Total	93,729,528		$31.60	3,318,105

(1)

Represents common stock issuable upon the exercise of options granted under our existing stockholder approved equity compensation plans. Includes 6,657,429 restricted stock units which have an exercise price of zero. Excludes purchase rights accruing under the 1987 Employee Stock Participation Plan (the “ESP Plan”) because the number of shares and weighted average exercise price cannot be determined. Under the ESP Plan, each eligible employee may purchase shares of common stock with accumulated payroll deductions (in an amount not to exceed a percentage determined by the Board of Directors’ of the employee’s eligible compensation, or $25,000) on March 31, June 30, October 31 and December 31 each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of our common stock on the employee’s entry date into the offering period in which that quarterly purchase date occurs or (ii) the closing selling price per share on the quarterly purchase date. The ESP Plan expired on August 25, 2007.

(2)	Includes 1,160,574 shares of common stock available for issuance under the 1996 Stock Incentive Plan; and (ii) 2,157,531 shares of common stock available for issuance under the ESP Plan.
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

On or about September 22, 2006, we suspended our the issuance of shares pursuant to the exercise of stock options and restricted stock units and purchases under our employee stock purchase program under our Form S-8 registration statements pending the completion of the Special Committee investigation and filing of all of our delayed periodic reports with the SEC. As a result, no stock options and restricted stock units can be issued pursuant to the above-described plans until our Registration Statement on Form S-8 becomes effective.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The data set forth below as of June 30, 2007 and June 24, 2006 and for each of the three years in the period ended June 30, 2007 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data, and notes thereto included elsewhere in this Form 10-K. The following selected financial data as of June 25, 2005, June 26, 2004 and June 28, 2003 and each of the two years in the period ended June 26, 2004 is derived from our consolidated financial statements not included herein.

	Fiscal Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005	June 26, 2004	June 28, 2003
	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,009,124	$1,856,945	$1,671,734	$1,440,582	$1,153,190
Cost of goods sold	792,697	638,547	499,716	480,244	360,544

Gross margin	1,216,427	1,218,398	1,172,018	960,338	792,646
Gross margin %	60.5%	65.6%	70.1%	66.7%	68.7%

Operating income	352,413	525,499	668,769	424,873	333,750
% of net revenues	17.5%	28.3%	40.0%	29.5%	28.9%

Income before cumulative effect of a change in accounting principle	286,227	386,058	462,277	305,610	236,684
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	1,643	—	—	—

Net income	$286,227	$387,701	$462,277	$305,610	$236,684

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.89	$1.19	$1.42	$0.94	$0.73
Cumulative effect of a change in accounting principle	—	0.01	—	—	—

Basic net income per share	$0.89	$1.20	$1.42	$0.94	$0.73

Diluted:
Before cumulative effect of a change in accounting principle	$0.87	$1.14	$1.35	$0.88	$0.70
Cumulative effect of a change in accounting principle	—	0.00	—	—	—

Diluted net income per share	$0.87	$1.14	$1.35	$0.88	$0.70

Shares used in the calculation of earnings per share:
Basic	320,434	323,460	326,239	326,731	322,106

Diluted	329,883	338,627	342,466	348,308	340,147

Dividends declared per share	$0.624	$0.475	$0.380	$0.320	$0.080

	As of
	June 30, 2007	June 24, 2006	June 25, 2005	June 26, 2004	June 28, 2003
	(Amounts in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$577,068	$422,333	$185,551	$126,905	$250,798
Short-term investments	722,286	920,317	1,289,141	948,879	913,209

Total cash, cash equivalents and short-term investments	$1,299,354	$1,342,650	$1,474,692	$1,075,784	$1,164,007
Working capital	$1,615,669	$1,557,755	$1,652,990	$1,279,950	$1,384,503
Total assets	$3,606,784	$3,286,537	$3,059,939	$2,631,912	$2,436,053
Stockholders’ equity	$3,131,934	$2,775,489	$2,685,505	$2,233,814	$2,175,582

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this report and the risk factors included in Part I, Item 1A of this report, as well as forward-looking statements and other risks described herein and elsewhere in this report, before making an investment decision regarding our common stock.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further below. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements.

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

These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 30, 2007 and June 24, 2006, the Company had $12.4 million and $14.1 million accrued for returns and allowances, respectively. During fiscal years 2007 and 2006, the Company recorded $79.2 million and $86.3 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $80.9 million and $78.7 million actual returns and allowances given during fiscal years 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write down inventories to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted. Historically, such differences have not been material. During fiscal years 2007, 2006 and 2005, we had inventory write downs of $35.6 million, $9.0 million and $19.9 million, respectively, due primarily to inventory in excess of forecasted demand.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. We recorded a $10.2 million impairment of long-lived assets due to the transfer of certain wafer manufacturing production from our San Jose, California wafer manufacturing facility to an independent wafer manufacturing facility in fiscal year 2007. Actual results and the remaining economic lives of our property, plant and equipment did not vary materially from our estimates used in assessing the recoverability of these assets.

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

Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of option awards and the increase in total fair value during fiscal year 2007 and fiscal year 2006 were as follows:

	Fiscal Year 2007		Fiscal Year 2006
	Weighted Average Fair Value (1) Per Share	Increase in Total Fair Value (1) (in thousands)	Weighted Average Fair Value (1) Per Share	Increase in Total Fair Value (1) (in thousands)
As reported:	$9.17		$11.43
Hypothetical:
Increase expected volatility by 5 percentage points (2)	$10.30	$5,600	$12.82	$18,200
Increase expected life by 1 year	$9.78	$3,100	$11.97	$7,000

(1)	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the service period, net of estimated forfeitures.
(2)	For example, an increase from the 31% reported volatility for fiscal year 2007 to a hypothetical 36% volatility.

The Company previously applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123 (“SFAS 148”).

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

On an annual basis, we evaluate our deferred tax asset balance for realizability and record a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income, or additional paid in capital, as appropriate, in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period in which such determinations are made.

Litigation and Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against us. We periodically assess each matter in order to determine if a contingent liability in accordance with SFAS 5 should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. We expense legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

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

Subsequent Events

Please see Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements for more information regarding events occurring after June 30, 2007.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods presented:

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	39.5%	34.4%	29.9%

Gross margin	60.5%	65.6%	70.1%
Operating expenses:
Research and development	32.8%	27.7%	22.8%
Selling, general and administrative	10.2%	9.6%	7.3%

Total operating expenses	43.0%	37.3%	30.1%

Operating income	17.5%	28.3%	40.0%
Interest income and other, net	3.0%	2.5%	1.8%

Income before provision for income taxes and cumulative effect of a change in accounting principle	20.5%	30.8%	41.8%
Provision for income taxes	6.3%	10.0%	14.2%

Income before cumulative effect of a change in accounting principle	14.2%	20.8%	27.6%
Cumulative effect of a change in accounting principle, net of tax	0.0%	0.1%	0.0%

Net income	14.2%	20.9%	27.6%

The following table shows stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods presented:

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Cost of goods sold	4.0%	3.3%	1.5%
Research and development	10.8%	7.4%	3.1%
Selling, general and administrative	2.8%	2.7%	0.9%

	17.6%	13.4%	5.5%

Net Revenues

We reported net revenues of $2,009.1 million, $1,856.9 million and $1,671.7 million in fiscal years 2007, 2006 and 2005, respectively. Net revenues in fiscal years 2007 increased by 8.2% compared to net revenues in fiscal year 2006 primarily due to an increase in unit shipments of approximately 18%. Net revenues in fiscal year 2006 increased by 11.1% compared with net revenues in fiscal year 2005 due to an increase of approximately 20% in unit shipments. The increase in unit shipments and net revenues noted above was offset somewhat by a change in product mix related to increased sales of products with lower average selling prices.

Approximately 77%, 78% and 74% of the Company’s net revenues in fiscal years 2007, 2006, and 2005, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim, Europe, and Japan. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company’s results of operations for fiscal years 2007, 2006, and 2005 was immaterial.

Gross Margin

Our gross margin as a percentage of net revenues was 60.5% in fiscal year 2007 compared to 65.6% in fiscal year 2006. The gross margin percentage decreased in fiscal year 2007 from fiscal year 2006 primarily due to increased stock-based compensation, increased inventory write downs and fixed assets impairment charges related to our manufacturing fab located in San Jose, California. Stock-based compensation increased by $19.0 million for fiscal year 2007 as compared to fiscal year 2006 primarily due to the extension of the terms of vested stock options that expire during the blackout as a result of the expiration of the 10 year contractual term and the resulting modification charge. We recorded a $10.2 million charge in the fourth quarter of fiscal year 2007 due to our decision to transfer certain wafer manufacturing production from our San Jose, California facility to an independent wafer manufacturing facility resulting in the impairment of certain fixed assets. During fiscal year 2007, inventory write-downs increased by $26.6 million compared with fiscal year 2006. Inventory write downs were $35.6 million in fiscal year 2007 compared with $9.0 million in fiscal year 2006. The above decreases to gross margin were offset by a decrease of approximately $4.9 million in defective product liability related to certain previously accrued costs which were no longer required. In addition to the above, while unit sales volume increased year-over-year, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage in fiscal year 2007 from fiscal year 2006.

Our gross margin as a percentage of net revenues was 65.6% in fiscal year 2006 compared to 70.1% in fiscal year 2005. The gross margin percentage decreased in fiscal year 2006 from fiscal year 2005 primarily due to an increase of $37.8 million in stock-based compensation resulting from the adoption of SFAS 123(R). Although unit sales volume increased year-over-year, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage in fiscal year 2006 from fiscal year 2005. The above decreases to gross margin were offset by a decrease of $10.9 million in inventory write downs for inventory in excess of demand in fiscal year 2006 as compared to fiscal year 2005. Inventory write downs were $9.0 million in fiscal year 2006 as compared to $19.9 million in fiscal year 2005.

Research and Development

Research and development expenses were $659.5 million and $514.1 million for fiscal years 2007 and 2006, respectively, which represented 32.8% and 27.7% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to an increase of stock-based compensation, increased salary and related expenses and payroll and related taxes which resulted from liabilities incurred related to improper accounting for stock option grants and cash exercises. Stock-based compensation increased by $78.4 million for fiscal year 2007 as compared to fiscal year 2006 due to the extension of the terms of vested stock options that expire during the blackout as a result of the expiration of the 10 year contractual term and the resulting modification charge. Salary and related expenses for fiscal year 2007 as compared to fiscal year 2006 increased by $41.7 million due to salary increases and hiring additional engineers to support our research and development and process development efforts. In addition to the above, we recorded $18.5 million in expense to reflect payroll and withholding tax related liabilities related to improperly accounted for stock option grants and cash exercises.

Research and development expenses were $514.1 million and $380.4 million for fiscal years 2006 and 2005, respectively, which represented 27.7% and 22.8% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to an increase of $86.9 million in stock-based compensation resulting from the adoption of SFAS 123(R). We recorded $138.3 million and $51.4 million in stock-based compensation charges for fiscal years 2006 and 2005, respectively. In addition, research and development expenses for fiscal year 2006 as compared to fiscal year 2005 increased due to $33.3 million of salary and related expenses primarily from salary increases and hiring additional engineers to support the Company’s research and development and process development efforts.

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

Selling, General and Administrative

Selling, general and administrative expenses were $204.5 million and $178.8 million in fiscal years 2007 and 2006, respectively, which represented 10.2% and 9.6% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars for fiscal year 2007 as compared to fiscal year 2006 is primarily due to increased stock-based compensation, salary and related expenses, legal and accounting expenses. Stock-based compensation increased by $17.6 million for fiscal year 2007 as compared to fiscal year 2006 primarily due to the extension of the terms of vested stock options that expire during the blackout as a result of the expiration of the 10 year contractual term and the resulting modification charges which was offset by $12.7 million of previously recognized stock-based compensation which was reversed due to the forfeiture of our former Chief Executive Officer’s unvested stock options upon his retirement. We also recorded in fiscal year 2007 a $3.1 million charge to reflect the net present value of termination benefits given to our former Chief Executive Officer upon his retirement. Salary and related expenses increased by $15.7 million due to salary increases and increased headcount in fiscal 2007 as compared to fiscal 2006. Legal and accounting expenses associated with our stock option investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities increased by $22.6 million in fiscal year 2007 as compared to fiscal year 2006. The above increases were offset by a legal settlement of $19.0 million with Analog Devices, Inc., recorded in fiscal 2006 and an arbitrator’s award related to a terminated sales representative of the Company which resulted in a charge recorded of $6.3 million in fiscal year 2006.

Selling, general and administrative expenses mainly include expenditures for salary and benefits, stock-based compensation expense, advertising and marketing costs, accounting, legal and other professional fees, facilities and depreciation expenses. Selling, general and administrative expenses were $178.8 million and $122.8 million in fiscal years 2006 and 2005, respectively, which represented 9.6% and 7.3% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars for fiscal year 2007 as compared to fiscal year 2006 is primarily due to $36.4 million of stock-based compensation recorded resulting from the adoption of SFAS 123(R). In addition, we incurred increased legal expenses of $25.3 million year-over-year which resulting from a $19.0 million legal settlement with Analog Devices, Incorporated and an arbitrator’s ruling related to claims by a former representative, Master Chips bvba, which resulted in a $6.3 million charge being recorded. The above increases were offset by a $4.6 million decrease in salary and related expenses due primarily to charges recorded in fiscal year 2005 resulting from payroll related liabilities incurred related to improper accounting for stock option grants and cash exercises.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues, our success in recruiting sales and administrative personnel needed to support our operations, and the level of stock-based compensation expense. We experienced a significant increase in selling, general and administrative expenditures in fiscal years 2007 and 2008 for expenses associated with our stock option investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities, particularly, for accounting, legal and other professional service fees. These expenditures since the commencement of the stock option investigation at the end of June 2006 through fiscal year 2008 are approximately $91.9 million. We expect to incur significant expenses for these and related matters beyond fiscal year 2008.

Interest Income and Other, Net

Interest income and other, net was $61.3 million, $46.4 million, and $30.1 million in fiscal years 2007, 2006, and 2005, respectively. The increases in interest income from fiscal years 2005 through 2007 is due primarily to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

Provision for Income Taxes

Our annual income tax expense was $127.5 million, $185.8 million, and $236.6 million, in fiscal years 2007, 2006, and 2005, respectively. The effective tax rate was 30.8%, 32.5% and 33.9% for fiscal years 2007, 2006 and 2005, respectively. The fiscal years 2007, 2006 and 2005 effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales, the research credit, and the manufacturing deduction. The effective tax rate decreased from 2006 to 2007 primarily due to the extension of the Federal research tax credit, which had expired on December 31, 2005, and the release of tax reserves due to the expiration of the statute of limitations for the years to which the reserves related. The effective tax rate decreased from 2005 to 2006 primarily due to the domestic production activities deduction that was enacted as part of the American Jobs Creation Act of 2004 and benefited the Company for the first time in fiscal 2006.

Stock-based compensation

The following table shows stock-based compensation by type of award for the periods presented:

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
	(In thousands)
Cost of goods sold
Stock options	$60,527	$59,096	$24,342
Restricted stock units	19,228	501	—
Employee stock purchase plan	1,431	2,543	—

	81,186	62,140	24,342

Research and development expense
Stock options	162,330	119,442	51,435
Restricted stock units	49,727	10,586	—
Employee stock purchase plan	4,672	8,299	—

	216,729	138,327	51,435

Selling, general and administrative expense
Stock options	42,474	46,051	14,537
Restricted stock units	11,941	2,353	—
Employee stock purchase plan	1,431	2,543	—

	55,846	50,947	14,537

Total stock-based compensation expense
Stock options	265,331	224,589	90,314
Restricted stock units	80,896	13,440	—
Employee stock purchase plan	7,534	13,385	—

Pre-tax stock-based compensation expense	353,761	251,414	90,314
Less: Income tax effect	121,539	83,391	29,300

Net stock-based compensation expense	$232,222	$168,023	$61,014

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FASB Interpretation No. 48 on July 1, 2007 and applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying FIN 48 is expected to result in a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS

No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires employers to recognize in the statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. It also requires employers to measure plan assets and obligations that determine the funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of SFAS 158 in fiscal year 2007 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 improves the relevance, comparability and transparency of financial statements and eliminates diversity in practice that currently exists in accounting for transactions between an entity and noncontrolling interests. This standard is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

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

Backlog

At the end of the fourth quarter of fiscal year 2007, backlog shippable within the next 12 months was approximately $412 million (compared to $429 million at the end of fiscal year 2006), including approximately $350 million (compared to $366 million at the end of fiscal year 2006) requested for shipment in the next fiscal quarter. Because our backlog of orders at any point is not necessarily based on firm, non-cancelable orders and because our customers do in fact routinely cancel orders for their own convenience with little notice, backlog has limited value as a predictor of future revenues.

Financial Condition, Liquidity and Capital Resources

Our primary sources of funds for fiscal years 2007, 2006, and 2005 have been net cash provided by operating activities of approximately $616.6 million $619.1 million and $727.1 million, respectively. In addition, we received approximately $25.7 million, $148.8 million and $106.0 million of proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Participation Plan during fiscal years 2007, 2006 and 2005, respectively.

Prior to adopting SFAS 123(R), we presented all excess tax benefits resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS 123(R) requires excess realized tax benefits generated by stock based employee awards to be classified as cash flows from financing activities. Since we adopted the alternative transition method, described in FASB Staff Position (“FSP”) SFAS 123(R)-3, 100% of the realized tax benefits generated by employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as excess tax benefits. Stock based employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. As a result of adopting SFAS 123(R), $8.2 million and $44.7 million of excess tax benefits for fiscal years 2007 and 2006, respectively, have been classified as financing cash inflows.

Total assets increased to $3,606.8 million at the end of fiscal year 2007, up from $3,286.5 million at the end of fiscal year 2006. Cash, cash equivalents and short-term investments decreased to $1,299.4 million in fiscal year 2007 from

$1,342.7 million in fiscal year 2006, due primarily to the purchase of $401.7 million of property, plant and equipment reflecting our recent investments in manufacturing capacity expansion and productivity tools; the payment of $200.1 million of dividends; and the repurchase of 2.1 million shares of our common stock for $60.8 million. The above decreases were offset by cash generated from operations of $616.6 million. Accounts receivable decreased to $245.0 million in fiscal year 2007 from $297.3 million in fiscal year 2006 primarily due to more linearity in sales during fourth quarter of fiscal year 2007 as compared to the fourth quarter of fiscal year 2006. Net inventories increased to $262.7 million in fiscal year 2007 from $210.9 million in fiscal year 2006 primarily due our effort to increase die bank inventories and finished goods in order to be in a better position to ship product under a reduced lead time environment and due to stock based compensation cost capitalized as part of inventories. Accounts payable decreased to $93.8 million in fiscal year 2007 from $127.1 million in fiscal year 2006 primarily due to decrease in amounts accrued for capital additions year over year.

The principal uses of funds for fiscal years 2007, 2006, and 2005 were income tax payments of $229.3 million, $191.1 million and $93.6 million; repurchases of $60.8 million, $580.4 million, and $168.5 million of our common stock, purchases of property, plant and equipment of $401.7 million, $201.2 million and $162.3 million and dividends paid of $200.1 million, $153.0 million and $123.9 million, respectively. In fiscal year 2007, in connection with the stock option investigation and the restatement to correct our past accounting for stock options, we suspended the issuance of shares pursuant to the exercise of stock options and RSUs, as well as purchases under our stock purchase program under our Registration Statement on Form S-8 pending the completion of the Special Committee investigation and filing of all of our delayed periodic reports with the SEC.

We are subject to pending legal proceedings. See Item 3 – Legal Proceedings in Part I of this report and Note 9, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for information regarding pending stock option litigation and patent litigation. Although the results of such legal proceedings are unpredictable, we do not believe that any pending legal proceedings will have a material adverse impact on our liquidity or financial position.

As of June 30, 2007, our available funds consisted of $1,299.4 million in cash, cash equivalents, and highly liquid investment securities. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including our anticipated level of capital expenditures, common stock repurchases, and dividend payments for the next twelve months.

During fiscal year 2008, our cash expenditures included dividends paid of approximately $240.4 million, $215.9 million for property, plant and equipment acquisitions, $202.3 million for income tax payments, and $64.1 million for the acquisition of storage products division from Vitesse Semiconductor Corporation.

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

See Note 16, “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at June 30, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at June 30, 2007:

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Operating lease obligations (1)	$31,268	$6,865	$10,875	$7,755	$5,773
Royalty obligations (2)	60,000	10,000	20,000	20,000	10,000
Capital equipment and inventory related purchase obligations (3)	56,000	39,077	3,062	3,103	10,758

Total	$147,268	$55,942	$33,937	$30,858	$26,531

(1)	The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through October 2014.
(2)	Royalty obligations represent payments for licensed patents.
(3)

Capital equipment purchase obligations represent commitments for purchase of plant and equipment. The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

Off-Balance-Sheet Arrangements

As of June 30, 2007, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which includes U.S. Treasury and Federal Agency debt securities, and repurchase agreements relating to such securities or money market funds restricted to investment in these instruments. Investments mature at frequent intervals during the year, at which time the funds are available for use in the business, or for reinvestment, as cash demands dictate. We place our investments only in high-quality financial instruments, limit the amount invested in any one institution or instrument, and limit portfolio duration. This policy is intended to reduce default risk, market risk and reinvestment risk. We do not use derivative financial instruments in our investment portfolio. The fair value of our investment portfolio would vary by approximately $3 million by a change in market interest rates of 100 basis points as of June 30, 2007. Exposure to interest rate fluctuations is mitigated by maintaining a laddered portfolio of investment instruments that mature at regular intervals over a three-year investment horizon. By creating a steady stream of cash from maturing investments, we intend to generate cash to meet business needs without liquidating investments. At June 30, 2007, our investment portfolio had an expected weighted average return of 4.5% (3.2% at June 24, 2006) and a weighted maturity of 137 days (222 days at June 24, 2006).

Foreign Currency Risk

We transact business in various non-U.S. currencies, primarily the Japanese Yen, British Pound, and the Euro. We are exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. We have established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in these exchange rates. These strategies reduce, but do not always entirely eliminate, the impact of currency exchange movements. We also incur expenses in Philippine Peso and Thailand Baht related to our testing facility at those locations. We have not hedged these exposures as of June 30, 2007.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities were immaterial in fiscal years 2007, 2006 and 2005. We had forward contracts to sell foreign currencies for $58.8 million and $76.6 million at June 30, 2007 and June 24, 2006, respectively. The fair market value of these forward contracts was zero and $0.5 million at June 30, 2007 and June 24, 2006, respectively. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 30, 2007 and June 24, 2006 would not have a material impact on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15 (a) of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer (“CEO”) and our interim chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2007. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. As set forth in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, our management determined that material weaknesses existed in our control environment and controls over stock option practices and the related accounting for stock option transactions as of June 24, 2006. As discussed in more detail below, our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007 due to the continuing presence of the material weaknesses or ongoing implementation of remedial actions as of June 30, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO and effected by the Company’s Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that two material weaknesses existed in our internal control over financial reporting as of June 30, 2007, due to the effect of not maintaining an effective control environment and, separately, not maintaining effective controls over our stock option practices and the related accounting for stock option transactions. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to not maintaining an effective control environment and, separately, not maintaining effective controls over our stock option practices and the related accounting for stock option transactions, and are described in more detail as follows:

Control Environment

As set forth in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, our management determined that the control environment constituted a material weakness in internal control as of June 24, 2006, due to the Company’s failure to maintain proper tone and control consciousness at the executive management level, effective policies and procedures for monitoring our stock administration department, effective monitoring controls to detect or prevent non-compliance with the Company’s policies regarding option grants, and proper lines of communication regarding identification and processing of stock option transactions. Due to the ongoing implementation of remedial actions as of June 30, 2007, management has concluded that the Company’s control environment was not effective and therefore a material weakness in internal control continued to exist.

Stock Option Practices and Related Accounting for Stock Option Transactions

As set forth in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, our management determined that the recording of additional stock-based compensation for fiscal years 1997 through 2005 due to errors in accounting for stock option transactions constituted a material weakness, due to the Company’s failure to maintain sufficient procedures and controls over granting and accounting of stock options, lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options, and lack of complete and consistent documentation for stock option transactions. Due to the continuing presence of the material weaknesses or ongoing implementation of remedial actions as of June 30, 2007, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than the activities to remediate our material weaknesses as described further below, that took place or that were ongoing during the three months ended June 30, 2007, there were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

The grant date for an equity award is the date on which the Compensation Committee or Equity Grant Subcommittee of the Board of Directors meets and approves the number of shares of an individual’s equity award.

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

•	The Compensation Committee approves annual, new hire and special recognition (e.g., promotions) grants on the first Tuesday of each month.

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

•

In April 2008, the Company created and filled a new position within finance, Director of Technical Accounting, who has the responsibility to provide independent monitoring of Stock Administration and stock option accounting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”), that Maxim Integrated Products, Inc. and subsidiaries (collectively, “the Company”) did not maintain effective internal control over financial reporting as of June 30, 2007 because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Control Environment

As set forth in Management’s Annual Report on Internal Control over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended June 24, 2006, management determined that the control environment constituted a material weakness in internal control as of June 24, 2006, due to the Company’s failure to maintain proper tone and control consciousness at the executive management level, effective policies and procedures for monitoring the stock administration department, effective monitoring controls to detect or prevent non-compliance with the Company’s policies regarding option grants, and proper lines of communication regarding identification and processing of stock option transactions. Due to the ongoing implementation of remedial actions as of June 30, 2007, this material weakness in internal control continues to exist.

Stock Option Practices and Related Accounting for Stock Option Transactions

As set forth in Management’s Annual Report on Internal Control over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended June 24, 2006, management determined that the errors in accounting for stock option transactions that resulted in the recording of additional stock-based compensation for fiscal years 1997 through 2005 were due to the Company’s failure to maintain sufficient procedures and controls over granting and accounting of stock options, lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options, and lack of complete and consistent documentation for stock option transactions. The deficiencies in controls over stock option practices and the related accounting for stock option transactions described above constituted a material weakness. Due to the ongoing implementation of remedial actions as of June 30, 2007, this material weakness in internal control continues to exist.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company and our report dated September 30, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 30, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Dr. Wazzan has served as a director of the Company since 1990. Dr Wazzan is Distinguished Professor and Dean (1986-2001) Emeritus of the School of Engineering and Applied Science, University of California, Los Angeles. Dr. Wazzan has served as consultant to Douglas Aircraft, Hughes Electrodynamics, North American Rockwell, the U.S. Atomic Energy Commission, Westinghouse Oceanics Division, Honeywell, the Department of Defense while at Rand Corporation— where he contributed to work on the design of underwater weapon systems, the effect of nuclear radiation on the performance of electronic materials and communication satellites, and methods of hardening boosters and satellites to laser and microwave weapons. Dr. Wazzan is a member of the American Institute of Aeronautics and Astronautics, a Guggenheim Fellow, and a Fellow of the American Nuclear Society. He is recipient of the Gold Medal Award at the First International Meeting on Nuclear Power Plants in Commercial Operations.

James R. Bergman	66

Mr. Bergman has served as a director of the Company since 1988. Mr. Bergman was a founder and general partner of DSV Associates since 1974 and a founder and general partner of its successors, DSV Partners III and DSV Partners IV. These firms provided venture capital and management assistance to emerging companies, primarily in high technology. Since August 1996, Mr. Bergman has been a limited partner of Brantley Venture Management, L.P., the General Partner of Brantley Venture Partners III and IV which are private venture capital partnerships. Since July 1997, he has also served as a special limited partner of Cardinal Health Partners and Cardinal Partners II, which are also private venture capital funds.

Joseph R. Bronson	59

Mr. Bronson has served as a director of the Company since November 2007. Mr. Bronson is President and Chief Operating Officer at Sanmina-SCI, a world wide contract manufacturer and a member of its board, and serves on the board of directors of Jacobs Engineering Group Inc. Before joining Sanmina-SCI, Mr. Bronson served as President and a director of FormFactor, Inc., a manufacturer of advanced semiconductor wafer probe cards. Mr. Bronson also spent 20 years at Applied Materials in senior level operations management positions concluding with Executive Vice President and Chief Financial Officer of the company.

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

In addition, on August 5, 2008, we appointed Robert E. Grady and William D. Watkins to our Board of Directors.

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and their ages as July 1, 2008.

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

Corporate Governance

Information Regarding the Board and Its Committees

Board of Directors

At the end of fiscal year 2007, the members of the Board of Directors (the “Board”) consisted of James R. Bergman, Michael J. Byrd, Tunc Doluca, Peter de Roetth, B. Kipling Hagopian and A. R. Frank Wazzan.

During fiscal year 2007, John F. Gifford retired from the positions of President, Chief Executive Officer and Chairman of the Board effective January 1, 2007, and Mr. Doluca was appointed to replace Mr. Gifford as our Chief Executive Officer and as a member of the Board of Directors. After the completion of fiscal year 2007, Mr. Byrd and Mr. de Roetth resigned from their respective positions on our Board on August 29, 2007 and February 8, 2008, respectively.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, is currently comprised of directors Bergman, Bronson and Wazzan, each of whom is independent within the meaning of the NASDAQ director independence standards as currently in effect. Since March 2007, Mr. Bergman has been the Chairman of the Audit Committee. The Board has determined that each member of the Audit Committee is an “audit committee financial expert” as defined under the rules of the SEC. The Audit Committee has a written charter adopted on June 8, 2000 and most recently amended on April 6, 2007.

From the start of fiscal year 2007 and until March 1, 2007, Mike Byrd, a former director, served as the Chairman of the Audit Committee, and Mr. Bergman was appointed to the Audit Committee and to serve as its Chairman on March 1, 2007 at the time Mr. Byrd resigned from the Audit Committee. On May 15, 2008, Mr. Hagopian resigned from the Audit Committee due to time limitations and Mr. Bronson was appointed to fill the vacancy as a result of Mr. Hagopian’s resignation. Mr. Bronson will become the Chairman of the Audit Committee upon completion of the Company’s restatement.

Compensation Committee

The Compensation Committee is currently comprised of directors Bergman, Hagopian and Wazzan each of whom is independent within the meaning of the NASDAQ director independence standards as currently in effect. Since March 2007, Dr. Wazzan has been Chairman of the Compensation Committee. Among other tasks, the Compensation Committee (i) annually reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and annually reviews and evaluates the Company’s Chief Executive Officer against such approved goals and objectives, (ii) in consultation with the Chief Executive Officer, reviews and approves the compensation of our officers, (iii) administers our 1996 Stock Incentive Plan (the “1996 Stock Plan”), (iv) makes recommendations to the Board with respect to compensation of our directors and committee members, (v) prepares the Compensation Discussion and Analysis and issues the Compensation Committee Report in accordance with the rules of the SEC to be included in the Company’s proxy statement or annual report on Form 10-K, and (vi) performs such functions regarding compensation as the Board may delegate.

Pursuant to its charter, on June 30, 2007, the Compensation Committee established a two-person sub-committee that is comprised of two directors on the Compensation Committee, which sub-committee is referred to as the Equity Award Grant Sub-Committee. The Equity Award Grant Sub-Committee’s purpose is to make equity awards under the Company’s Equity Award Grant Policy.

Interim Option Committee

On December 19, 2006, the Company’s Interim Option Committee (“IOC”), which was comprised of the then-Chairman of the Board and then-Chief Executive Officer, John F. Gifford, was effectively abolished. Prior to being abolished, the IOC had the authority to make stock option grants and restricted stock unit awards other than to executive officers and to otherwise administer the 1996 Stock Plan.

Nominating and Governance Committee

On March 1, 2007, the Board established a Nominating and Governance Committee (the “Governance Committee”) that consisted of directors Bergman, de Roetth and Hagopian as its members. Currently, the Governance Committee consists of directors Bergman and Hagopian. Each of the members of the Governance Committee is independent within the meaning of the NASDAQ director independence standards, as currently in effect. Since March 2007, Mr. Bergman has been the Chairman of the Governance Committee. Among other tasks, the Governance Committee assists the Board by identifying and recommending prospective director candidates, develops and recommends to the Board the governance principles applicable to the Company and oversees the evaluation of the Board and the Board’s evaluation of management.

Nominations of Director Candidates by Stockholders

On April 6, 2007, the Board approved Corporate Governance Guidelines. These guidelines, in conjunction with the Company’s Certificate of Incorporation, Bylaws and Board committee charters, form the framework for the governance of the Company. Pursuant to our Corporate Governance Guidelines, the Board’s policy is to have the Governance Committee consider all bona fide director candidates nominated by stockholders of the Company. More specifically, the Board has established the following procedures by which stockholders may submit nominations of director candidates:

•

To nominate a candidate for election to the Board, a stockholder must have held at least 100,000 shares of the Company for at least twelve (12) consecutive months leading up to the date of the recommendation and must notify the Governance Committee by writing to the General Counsel of the Company;

•	The stockholder’s notice shall set forth the following information;

(i) To the extent reasonably available, information relating to such director nominee as would be required to be disclosed in a proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in which such individual is a candidate for election to the Board;

(ii) The director nominee’s written consent to (A) if selected by the Governance Committee as a director candidate, be named in the Company’s proxy statement and proxy, and (B) if elected, serve on the Board; and

(iii) Any other information that such stockholder believes is relevant in considering the director nominee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, as amended (the “Exchange Act”), requires our directors and officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten (10%) percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that a Form 4 was not timely filed by Matthew Murphy in connection with the award of restricted stock units granted in January 2007 as part of his promotion to Vice President of Worldwide Sales due to administrative errors. A corrective filing reporting this award was made in April 2007.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors and employees, including but not limited to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or entity, and (v) accountability for adherence to the Code of Ethics. A copy of Code of Ethics is available on our website at http://www.maxim-ic.com/company/policy. A hard copy of the Code of Ethics will be sent free of charge upon request.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides a review of our executive compensation philosophy, policies and practices with respect to the following current and former executive officers of Maxim: the Chief Executive Officer, the Chief Financial Officer, the other three most highly compensated executive officers during fiscal year 2007, and our former Chief Executive Officer and former Chief Financial Officer, both of whom departed during fiscal year 2007 (the “Named Executive Officers”).

Executive Compensation Philosophy and Components

The objectives of our executive compensation program are as follows:

•	To attract, retain, motivate and reward the best and brightest executives who have the talent and experience required to achieve our goals;

•	To align the short-term and long-term interests and objectives of our executive officers with stockholders and customers;

•	To create a high-performance culture by linking total rewards to company performance, including performance relative to our peers; and

•	To recognize executives for their contributions to our success by rewarding individual performance.

We accomplish these objectives by providing our executives with compensation components that are specifically linked to either short-term or long-term corporate and executive performance. The principal components of our executive compensation are:

•	Base salary;

•	Cash performance bonuses;

•	Stock options and restricted stock units; and

•	Benefits.

Each of these components is intended to achieve one or more of our compensation objectives. The mix of compensation components is designed to reward recent performance with cash compensation and to motivate long-term performance and retention through equity awards. The Compensation Committee relies on its judgment in determining the appropriate mix of cash and equity compensation.

Governance of Executive Officer Compensation Program

Role and Members of the Compensation Committee

The Compensation Committee of the Board of Directors is responsible for determining executive officer compensation. The Committee is currently comprised of three members of the Board of Directors, Messrs. James R. Bergman, B. Kipling Hagopian and A. R. Frank Wazzan, each of whom is an independent, non-employee director. Peter de Roetth was also a member of the Compensation Committee during a portion of fiscal years 2007 and 2008 until his resignation from the Board of Directors (and all committees) on February 6, 2008 for family medical reasons. Since March 1, 2007, Dr. Wazzan has, and continues to, serve as Chairman of the Compensation Committee.

The primary purpose of the Compensation Committee is to:

•

Review and approve corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer (the “CEO”), evaluate CEO performance, and determine CEO compensation based on this evaluation;

•

Approve and oversee, in consultation with our Chief Executive Officer (the “CEO”) the total compensation package for our officers including their base salaries, bonus, equity-based compensation, severance benefits and change-in-control benefits (if any);

•	Review the CEO’s performance evaluation of all officers and approve compensation decisions;

•	Review periodically and make recommendations to the Board regarding any equity or long-term compensation plans, and administer these plans; and

•	Make recommendations to the Board with respect to compensation for Board members and Board committee members.

The Compensation Committee operates according to a charter that details its specific duties and responsibilities. The Compensation Committee periodically reviews the charter and recommends proposed changes to the Board for approval (most recently on April 6, 2007). The Compensation Committee Charter is available on our website in the Corporate Governance section at http://www.maxim-ic.com/company/investor/governance. The charter sets forth the membership requirements, authority and duties of the Compensation Committee, which shall consist of no fewer than two members, all of whom (i) meet the independence requirements of the NASDAQ Marketplace Rules, (ii) are “non-employee directors” under the definition of Rule 16b-3 promulgated under Section 16 of the Exchange Act, and (iii) are “outside directors” for purposes of the regulations promulgated under Section 162(m) of the Internal Revenue Code. During fiscal year 2007, and currently, all members of the Compensation Committee met these criteria.

Process for Evaluating Executive Officer Performance and Compensation

The Compensation Committee generally holds at least two scheduled meetings during the year and holds additional meetings periodically to review and discuss executive compensation issues. In addition, certain members of the Compensation Committee generally communicate on an informal basis concerning Compensation Committee matters throughout the fiscal year. The Compensation Committee may also consider and take certain actions by unanimous written consent.

Our Corporate Secretary, along with other individuals in the Company, supports the Compensation Committee in its work. The Compensation Committee also has the authority to engage the services of outside advisors, experts and others for assistance.

Outside Compensation Consultant

In fiscal year 2007, the Compensation Committee did not engage an independent compensation consulting firm to advise it and the Board on executive equity and cash compensation matters. However, the Compensation Committee Chairman devoted a substantial amount of time and effort in obtaining and analyzing peer group data and advising the Compensation Committee and the Board on such data.

In fiscal year 2008, the Compensation Committee engaged an independent compensation consulting firm, Compensia LLC, to advise the Compensation Committee and the Board on executive cash and equity compensation matters, including the Company’s new Officer Compensation Plan for fiscal years 2008 and 2009. The consulting firm reports directly to the Compensation Committee, and the Compensation Committee has sole authority to hire, terminate and direct the work of the consulting firm.

Role of Management in Executive Compensation Process

The Compensation Committee seeks input from our Chief Executive Officer and/or other senior executives, to obtain recommendations with respect to Company compensation programs, practices and packages for executives and other employees. Our Chief Executive Officer’s role in the compensation-setting process consists of (i) evaluating executive and employee performance; (ii) assisting in the establishment of business performance targets and objectives; and (iii) recommending salary levels and equity awards. While the Compensation Committee may discuss our CEO’s compensation package with him, it meets in executive session in his absence to determine his compensation.

Executive Compensation Benchmark and Minimum Levels of Guaranteed Compensation

During fiscal year 2007, the Compensation Committee examined the compensation practices of a peer group to assess the competitiveness of our executive officer compensation practices and levels. The peer group for fiscal year 2007 included Analog Devices, Inc., Broadcom Corporation, Linear Technology Corporation, National Semiconductor Corporation and Texas Instruments Inc. These companies were selected by the Compensation Committee because they are in the same industry as the Company, some are of comparable size in terms of revenues, and they are all companies with which we compete for executive talent. The peer group will be reviewed annually by the Compensation Committee, and adjustments are made as necessary to ensure the peer group is appropriate and continues to properly reflect the market in which Maxim competes for talent.

Previously, our Compensation Committee authorized, at the recommendation of John F. Gifford, our then Chief Executive Officer, an offer of a minimum amount of total compensation for each officer of the Company to make, excluding Mr. Gifford, for fiscal year 2007 and 2008 service. For fiscal 2007, this amount was derived by adding base salary, the cash performance bonus awarded in fiscal year 2007 for fiscal year 2006 performance, and any assumed gain in all equity awards vesting in fiscal 2007. To the extent a short-fall existed between the guaranteed minimum amount and the sum of these three components, then the Company would pay a special bonus equal to the difference. The Compensation Committee authorized such minimum compensation arrangements primarily for retention purposes. In light of the pendency of the Company’s financial restatement, the Chief Executive Officer and three other most highly compensated officers subsequently declined to accept such guaranteed minimum amount, and the guaranteed amount was not paid, believing that such a bonus was not appropriate given that the Company’s financial restatement had not been completed.

Evaluation of Named Executive Officer Compensation

Base Salary

Base salaries are used to attract, motivate and retain highly qualified executives. Base salary is the primary fixed component of compensation in the executive compensation program and is determined by:

•	Level of responsibility;

•	Expertise and experience of the executive; and

•	Competitive conditions in the industry.

Annual base salary increases, if any, are a reflection of:

•	The individual’s performance for the preceding year;

•	The individual’s pay level relative to similar positions in our peer group;

•	Anticipated future contributions of the executives; and

•	Competitive conditions in the industry.

Fiscal 2007 Base Salary Actions

As part of an annual process, Mr. Gifford, the then-CEO of Maxim, presented his recommendations for executive officer base salary increases to the Compensation Committee on November 15, 2006 for the fiscal year ended June 30, 2007. After the Compensation Committee evaluated Company performance, individual performance and data related to market practices for executive compensation, the Compensation Committee then approved the following salary increases for the Named Executive Officers, except for Mr. Gifford’s base salary which was left unchanged, effective as of the start of fiscal year 2007:

Named Executive Officer	Title	Annualized 2007 Base Salary		% Increase from 2006
John F. Gifford	Former President and Chief Executive Officer*	$500,000		0
Tunc Doluca	President and Chief Executive Officer**	$500,000	***	25
Carl Jasper	Former Chief Financial Officer†	$300,000		50
Alan Hale	Interim Chief Financial Officer††	$300,000		—
Richard C. Hood	Vice President	$300,000		50
Pirooz Parvarandeh	Group President	$400,000		33.33
Vijay Ullal	Group President†††	$400,000		33.33

*	Mr. Gifford retired from his position as Maxim’s President and Chief Executive Officer and Chairman of the Board effective as of December 31, 2006.
**	Mr. Doluca was appointed as Maxim’s President and Chief Executive Officer and member of the Board effective as of January 1, 2007.
***

Prior to his appointment as President and Chief Executive Officer, Mr. Doluca’s annualized base salary as a Group President was $400,000. On July 18, 2007, the Compensation Committee increased Mr. Doluca’s annualized base salary retro-active to January 1, 2007, the date on which he was appointed President and Chief Executive Officer.

†	Mr. Jasper resigned from his position as Maxim’s Chief Financial Officer as of January 31, 2007.
††	Mr. Hale was appointed as Maxim’s Interim Chief Financial Officer effective as of January 31, 2007.
†††	Mr. Ullal was appointed as a Group President effective January 1, 2007. Prior to this appointment, Mr. Ullal was a Senior Vice President.

2007 Base Salary for Tunc Doluca

After considering peer group data, on July 18, 2007, the Compensation Committee increased Mr. Doluca’s annualized base salary to $500,000 retro-active to January 1, 2007, the date on which he was appointed President and Chief Executive Officer.

2007 Compensation for John F. Gifford; Separation Agreement

The Compensation Committee did not increase Mr. Gifford’s base salary from fiscal year 2006 to fiscal year 2007. Due to Mr. Gifford’s retirement from his positions effective December 31, 2006, he only received approximately one-half of his annualized base salary for fiscal year 2007.

On January 5, 2007, we entered into a binding memorandum of understanding (“MOU”) with Mr. Gifford. The MOU fully supersedes and replaces prior employment agreements entered into between the Company and Mr. Gifford. Under the MOU, Mr. Gifford was employed by us on a part-time basis devoting up to 24 hours of service per week on matters assigned to him by the Company. Mr. Gifford’s part-time service lasted approximately three and one-half weeks until Mr. Gifford resigned from part-time service on January 26, 2007.

Under the MOU, Mr. Gifford was entitled to an annual base salary of $300,000 payable ratably in proportion to hours worked based upon full-time service and he was eligible to be awarded, in the sole and absolute discretion of the Compensation Committee, up to one-half of bonus for fiscal year 2007. No bonus was awarded by the Compensation Committee to Mr. Gifford for fiscal 2007 service. Under the MOU, Mr. Gifford was no longer eligible to participate in our officer or employee bonus program for services rendered in his part-time capacity. Although the MOU provided that Mr. Gifford would continue to vest in his outstanding stock options and restricted stock units in proportion to the hours worked during his part-time employment, no equity vested during his part-time service and all unvested equity awards have been cancelled. Under the Retirement Agreement, Mr. Gifford and his spouse receive health insurance coverage at the Company’s cost for the remainder of each of their lives, which is consistent with the terms of Mr. Gifford’s employment agreement entered into on February 17, 1994, and the Company reimburses him for the cost of an office and an assistant to Mr. Gifford. The Company may cease providing health insurance coverage benefits and the office space and administrative assistant in the event Mr. Gifford competes with the Company. Under the MOU, the Board of Directors also further accelerated amounts deferred by Mr. Gifford under his deferred compensation plan with the Company such that amounts deferred at December 31, 2004 were distributed in January 2007 and the amounts deferred in 2005, 2006 and 2007 were distributed in 2008.

2007 Base Salary for Alan Hale

The Compensation Committee approved the hiring of Mr. Hale as the Interim Chief Financial Officer at an annualized base salary of $300,000, the same annualized rate paid to our prior Chief Financial Officer. The Compensation Committee not only considered the base salary paid to our prior Chief Financial Officer in making its determination but also peer company data.

2007 Base Salary for Carl Jasper; Separation Agreement

Due to Mr. Jasper’s resignation as Chief Financial Officer effective January 31, 2007, he only received a portion of his $300,000 annualized base salary for fiscal year 2007 for the period he worked. On February 2, 2007, we entered into a severance and release agreement with Mr. Jasper, and paid Mr. Jasper $482,400, less required withholdings, in exchange for a release of all claims against the Company. The amount paid to Mr. Jasper was equal to the pro-rata amount Mr. Jasper claimed he was entitled to receive as a minimum performance bonus for fiscal year 2007. All of Mr. Jasper’s unvested stock options and restricted stock units were immediately cancelled. Mr. Jasper will have ninety (90) days after the Company becomes current with its reporting obligations with the Securities and Exchange Commission to exercise stock options vested on his termination date unless such stock options have reached their maximum 10-year term without being exercised in which case they will expire without remuneration or other payment to Mr. Jasper.

2007 Base Salary for Other Named Executives

The base salary increases for Messrs. Doluca (in his capacity as Group President), Hood, Parvarandeh and Ullal are based on the peer group analysis conducted by the Compensation Committee Chairman and considered by the Compensation Committee and the Board.

Fiscal 2008 Base Salary Actions

The Compensation Committee, after a review of individual and Company performance, as well as market practices for executive compensation, did not approve base salary increases for our Named Executive Officers for fiscal year 2008 and no such increases were proposed or recommended by the Chief Executive Officer. Accordingly, the base salaries for our executive officers were not changed.

Cash Bonus

In 1997, the Company adopted, and our stockholders approved, a cash bonus plan (the “Bonus Plan”) for the Company’s officers, including the Named Executive Officers, which was in effect during fiscal year 2007. Under the Bonus Plan, a bonus pool for distribution to all officers of up to a maximum of 3% of the Company’s pre-tax earnings will be created, with the specific amount of the pool determined by equal weighting of two performance criteria: (a) up to 1 1/2% of such earnings tied to the year-to-year rate of growth in the Company’s earnings per share and (b) up to 1 1/2% of such earnings tied to the year-to-year increase in the market price of its stock. The bonus pool will be based on the Company’s actual achievement related to these objective performance criteria versus a target growth of 30% per year for each criterion. From this pool, each officer will receive a bonus in respect of each fiscal year, in an amount to be approved by the Compensation Committee based on the same objective performance criteria and the analysis and recommendations of the Chief Executive Officer based upon individual performance. The maximum bonus that may be paid in any fiscal year to any officer, including the Chief Executive Officer, is one-half of the pool.

After the end of each fiscal year, the Compensation Committee is to determine and certify the Company’s performance as compared to the criteria set for that fiscal year, and to determine the amount of each officer’s bonus for such year. The Compensation Committee reserves the right to pay any officer less than the maximum bonus determined under the objective performance criteria based upon the Compensation Committee’s determination of that officer’s individual performance during the year and on all other relevant factors, including other compensation received during the year, such as stock option grants and restricted stock units.

In addition to bonuses paid pursuant to the Bonus Plan, the Company has the authority to give bonuses to officers outside the terms of the Bonus Plan. Bonuses given outside the Bonus Plan may be based on specific officer-group achievements or for individual reasons.

For fiscal year 2007, there was an aggregate amount of approximately $969,000 earned under the Bonus Plan and available for distribution to all of the Company’s 13 officers. This amount was derived based upon a 13% increase in the market price of the Company’s stock based on the closing price of the stock on the last trading day of fiscal year 2007 as compared to the last trading day of fiscal year 2006 and our pre-tax earnings. Fiscal year 2007 pre-tax earnings per share decreased as compared to fiscal year 2006, and therefore, no amount was earned under the Bonus Plan using these criteria.

The Compensation Committee, with the recommendation of the Chief Executive Officer, determined not to pay the amount earned under the Bonus Plan for fiscal year 2007 because such amount would be inadequate and not meaningful. However, the Compensation Committee determined to award bonuses for fiscal year 2007 performance outside of the Bonus Plan.

In November 2007, the Chief Executive Officer, made recommendations to the Compensation Committee with respect to the amount of performance bonus to pay each officer for fiscal 2007 service, including the Named Executive Officers with the exception of himself and Mr. Hale. The recommendations were based upon his assessment of their actual performance to defined quarterly goals (prior to the start of each fiscal quarter, each officer, establishes a number of goals to achieve in the quarter), time commitment, and vision and creativity. In addition, a total of 225 points were allocated among officers based upon their respective strategic importance to the Company during fiscal year 2007. The aggregate bonus pool for fiscal 2006 service was also used as a benchmark for determining the aggregate amount of bonuses paid for fiscal year 2007 service.

The Compensation Committee reviewed and discussed the Chief Executive Officer’s recommendations during its meeting on November 15, 2007 and requested that the Chief Executive Officer make modifications to his recommendations for certain individuals. The Compensation Committee also reviewed and discussed a proposed bonus for the Chief Executive Officer during its executive session based upon the similar criteria used for other officers. Thereafter, the Compensation Committee approved performance bonuses by action by unanimous written consent on November 21, 2007 to all officers except for Mr. Hale after the Chief Executive Officer modified his recommendations. In awarding bonuses, the Compensation Committee considered Company performance, market data from the five peer group companies as well as individual performance.

Mr. Hale’s performance bonus for his service in fiscal year 2007 was approved by the Compensation Committee on June 7, 2007 in connection with his hiring as the Interim Chief Financial Officer and was set at $394,615 and due on July 1, 2007, provided he satisfactorily made successful progress towards the completion of the restatement as determined by the Board of Directors.

Bonus Payouts for Fiscal 2007 Performance

The Compensation Committee approved the following 2007 bonus payments for the Named Executive Officers, based on corporate and individual performance:

Named Executive Officer	2007 Bonus Paid
Tunc Doluca	$825,000
John F. Gifford	$0
Alan Hale	$394,615
Carl Jasper	$0
Richard C. Hood	$398,159
Pirooz Parvarandeh	$541,938
Vijay Ullal	$680,644

Target Bonus for Fiscal 2008 Performance and New Bonus Plan for Officers

At the March 1, 2007 meeting of the Board of Directors, the Chief Executive Officer recommended to the Board and the Compensation Committee that a new compensation plan for the Company’s officers, including the Named Executive Officers, be adopted to replace the existing Bonus Plan and offered suggestions on what the new compensation plan should encompass. After receiving feedback from the Board, the Chief Executive Officer, together with the Compensation Committee Chairman, developed a proposed compensation plan for officers for fiscal years 2008 and 2009 that they presented to the Board and the Compensation Committee at meeting held on May 24, 2007. After additional input and feedback was given by the Compensation Committee and incorporated into the proposed compensation plan, the Compensation Committee met on July 18, 2007 and approved a new compensation model in principle for officers, including the Named Executive Officers, excluding Mr. Hale, for fiscal years 2008 and 2009.

Cash Incentive Compensation – Short Term Incentives

Under the compensation plan for officers for fiscal years 2008 and 2009, the aggregate annual target cash bonus pool is 1.2% of the Company’s non-GAAP operating profit before taxes (excluding stock-based compensation) and the pool floor and maximum are 0.6% and 1.8%, respectively, of the Company’s non-GAAP operating profit before taxes. The annual bonus pool is dependent upon (i) the achievement of growth targets for non-GAAP operating profit before taxes (excluding stock-based compensation), (ii) the Company’s stock price performance relative to the Philadelphia Semiconductor Index (SOX), and (iii) the achievement of targets for return on invested capital. Each officer’s share of the bonus pool is dependent upon his or her position points and performance relative to the other executives.

Equity Compensation – Long Term Incentives

The bonus plan also contains an equity compensation component that is comprised of a mixture of stock options, restricted stock units and performance shares (restricted stock units that vest upon the attainment of milestones). The number of restricted stock units to be awarded to all officers is 200,000, which will vest over four consecutive quarters based upon continued service starting in the second quarter of fiscal 2009. The aggregate target number of performance shares to be granted to all officers over a two-year measurement period (fiscal year 2008 and 2009) is 200,000 shares per each fiscal year, with a range from zero to 400,000 shares per fiscal year. For business unit executives, vesting of performance shares are tied to business unit operating profit targets and operating margin targets. For non-business unit executives, vesting of performance shares is tied to (i) achievement of Company growth targets for non-GAAP operating profit before taxes (excluding stock- based compensation), (ii) the Company’s stock price performance relative to the Philadelphia Semiconductor Index (SOX), and (iii) the achievement of targets for return on invested capital. The aggregate target number of stock options to be awarded to all officers each year is 1,140,000 shares, none of which have been granted.

Additional information and details regarding the officer compensation plan for fiscal year 2008 and 2009 will be described in the proxy statement for the Company’s 2008 annual meeting of stockholders.

Equity Compensation

We believe equity compensation is an effective way to align the interests of our executive officers with those of our stockholders in order to achieve long-term stock price growth. In designing the equity compensation program, we take into account stockholder concerns about stock usage and dilution.

Equity Awards for Fiscal Year 2007 and 2008 Performance

In fiscal years 2007 and 2008, we did not make any equity awards to any of the Named Executive Officers primarily because the Board of Directors and management believed that it would be inappropriate to grant equity awards to them before the completion of our restatement of our consolidated financial statements.

However, the new bonus plan covering officers, including the Named Executive Officers, provides for (i) an aggregate of 200,000 restricted stock units to be awarded to all officers each fiscal year that will vest based upon continued service, and (ii) an aggregate number of performance shares will range from zero to 400,000 depending on performance. The performance shares vest upon the metrics discussed above. The aggregate target number of stock options to be awarded to all officers each year is 1,140,000 shares. No performance shares or stock options have been granted to officers under this plan as of the date hereof. An award of restricted stock units that vest over eight consecutive quarters starting on November 15, 2008 was made to officers, excluding the Named Executive Officers, on September 2, 2008.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) in which all employees (subject to limited exceptions), including executives, are eligible to participate, was suspended for all of fiscal year 2007 as a result of the stock option review described below. In addition, the term of the Company’s ESPP expired in August 2007, and as such, the Company currently does not have an ESPP to offer. Management and the Board of Directors are contemplating a new ESPP, and once approved by the Company’s stockholders, it would enable participants to purchase Company Common Stock at a discount of up to 15% from the market price. Employee contributions would be made through payroll deductions.

Benefits and Perquisites

The Company’s philosophy regarding benefits for our employees, including executives, is that they should be competitive with the market in order to attract and retain a high quality workforce, meet the needs of our employees, encourage employee well-being, and provide protection from catastrophic events. We provide medical, dental and vision insurance coverage to executives that are generally available to other full-time employees, including basic group life insurance and disability insurance. For all management employees, including our officers, we pay the premiums for executive life insurance, executive disability and umbrella liability insurance plans. We also offer a tax qualified 401(k) plan in which all U.S. based employees, including officers, are eligible to participate. All of our Named Executive Officers participated in our 401(k) plan during fiscal year 2007. Starting on January 1, 2008, employees are eligible to receive a matching contribution from the Company equal to 100% of the before-tax contributions made by the employee up to 3% of total cash compensation. Starting January 1, 2009 the matching contribution will be increased to 100% of the before-tax contributions made by the employee up to 3% of total cash compensation plus fifty percent of before tax contributions exceeding 3% of total cash compensation but not to exceed 5% of total cash compensation. Under certain circumstances we have provided reimbursement of expenses for tax preparation for certain executives.

The Compensation Committee reviews the perquisites provided to executive officers as part of its overall review of executive compensation. The Compensation Committee has determined the type and amount paid in perquisites to be within the appropriate range of competitive compensation practices. Details about the named executive officer’s perquisites, including fiscal year 2007 cost to the Company, are shown in the Summary Compensation Table under the “All Other Compensation” column and the accompanying narrative.

Employment Agreements

Several years ago we entered into at-will employment agreements with each of Messrs. Doluca, Hood, Parvarandeh and Ullal that contain substantially the same terms. The agreements do not grant the executive officers any right to be retained by us, and we may terminate employment of each executive officer either with or without cause. In the event of termination of employment by the Company with or without cause, all compensation and benefits, except benefits provided by law (e.g., COBRA health insurance continuation benefits) immediately cease to accrue. However, in the event of termination of employment by the Company without cause, severance payments are to be made in accordance with our normal policy then in effect, if any, or as otherwise mutually agreed between the Company and the executive officer.

If the executive officer terminates his full-time employment with us and his written notice of termination provides that he is willing to provide certain consulting services to us, we will make health insurance coverage available to the executive officer and his family during the period of provision of such services (or willingness to provide services) by the executive officer. The terms of his service, unless otherwise agreed, will provide for part-time services (up to one day per month) and annual compensation equal to at least 5% of the executive officer’s base salary at the time of termination provided services are rendered. Health insurance coverage means coverage under any group health plan we maintain for our employees.

During the ten-year period following the notice of termination, the executive officer pays the same amount for health coverage as a similarly situated full-time employee is required to pay for coverage under our group health plan. After the ten-year period, the executive officer pays us the cost of the coverage, which is the cost of COBRA health insurance continuation benefits. In the event of the executive officer’s death while receiving health insurance coverage, the executive officer’s spouse is eligible for health insurance coverage until her death so long as she pays for the coverage in an amount equal to the cost for an employee with identical coverage. In the event the executive officer becomes disabled while receiving health insurance coverage, he is deemed to have met his service obligations to us during the disability.

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

Under the Dallas Executives Retiree Medical Plan, Mr. Hale and his spouse are eligible to receive medical care benefits at no cost during the period Mr. Hale renders services to the Company and thereafter for the remainder of their lives.

Under the Split-Dollar Insurance Agreement, which was originally entered into in February 1994 and amended in July 2000 and January 2001, the Company is required to pay cash premiums for a life insurance policy on the life of Mr. Hale, and the policy provides for the recovery of the cost of premiums paid from the cash value or death benefits collaterally assigned to the Company by Mr. Hale to the extent such premiums are recoverable. In fiscal year 2007, $4,596 was attributed to Mr. Hale on his split-dollar life insurance policy.

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

Post-Employment Obligations

The at-will employment agreements with Messrs. Doluca, Hood, Parvarandeh and Ullal provide that in the event of termination of employment by the Company without cause, severance payments are to be made in accordance with our normal policy then in effect, if any, or as otherwise mutually agreed between the Company and the individual. The Company does not have any normal policy with respect to severance payments of former executives.

In addition to the post-retirement benefit payable to Mr. Hale pursuant to the Change-in-Control Agreement described above, our offer letter agreement with Mr. Hale provides that we would pay Mr. Hale the pro rata share of his bonus in the event his employment was terminated before the end of fiscal year 2007.

Reasonableness of Compensation

The Compensation Committee believes it is fulfilling our compensation objectives and in particular, rewarding executive officers in a manner that supports our strong pay-for-performance philosophy. Executive compensation is tied to our performance and is structured to ensure that there is an appropriate balance between our long-term and short-term performance, and also a balance between our operational performance and stockholder return. The Compensation Committee believes the average target pay position relative to market and pay mix are reasonable and appropriate.

Other Considerations

Equity Grant Practices

During fiscal year 2007 the Company changed the processes and procedures in which it grants equity awards. Prior to December 19, 2006, equity awards could be made to employees and outside members of the Board of Directors by the Company’s Interim Option Committee (“IOC”) which was comprised of John F. Gifford, our prior Chief Executive Officer. The equity awards made by the IOC were then reviewed and ratified by the Compensation Committee at a subsequent meeting. Equity awards to officers could be only made by the Compensation Committee, which continues to be the case. On December 19, 2006, the IOC was effectively abolished and the Board determined that all equity awards should be made by the full Board of Directors until the Company developed and instituted an entirely new process to make equity awards. During the remainder of fiscal year 2007, equity awards were made by the Board of Directors using the fair market value of the Company’s Common Stock on the date of grant pursuant to an award list that was circulated to the Board by the Company’s Secretary in advance of the meeting.

On June 4, 2007, the Board of Directors adopted a new and comprehensive Equity Award Grant Policy governing the processes and procedures for the grant of equity awards. With respect to all equity awards including those to officers, such awards may only be made at a meeting (and not be unanimous written consent) of the Compensation Committee (or a 2-person Sub-Committee comprised of at least 2 members of the Compensation Committee). Meetings for the grant of equity to new employees and promotional awards are made on the first Tuesday of each month. The meeting in which equity will be granted to continuing officers will be held during an open trading window under the Company’s Insider Trading Policy. The Company’s independent registered accounting firm, along with the Company’s Chief Executive Officer, is provided the list of proposed equity awards in advance of the meeting in which any award will be made and are invited to attend each such meeting.

With respect to officers, the Compensation Committee will be provided with a written recommendation from the Company’s Chief Executive Officer regarding the proposed terms of equity awards to each officer (excluding himself), including the number and type of award to be considered for grant and vesting schedule. The Compensation Committee shall independently arrive at a recommendation with respect to the equity award for the Chief Executive Officer, based upon several factors, including but not limited to, Company performance and individual performance relevant to the compensation of the Company’s Chief Executive Officer. Once the Compensation Committee approves the number, type of award and vesting schedule of equity awards for officers (including the Chief Executive Officer), the Compensation Committee will grant the equity awards at a duly called meeting held during an open trading window under the Company’s Insider Trading Policy at which the independent registered accounting firm and the Chief Executive Officer have been invited to attend. The Company’s legal counsel and Controller will also attend the meeting and each will certify that the grant was in fact made on such date.

Tax Considerations

Section 162(m) of the Internal Revenue Code states that public companies cannot deduct compensation paid to certain of its top executive officers in excess of $1 million per officer per year. We believe it is in our best interest, to the extent practical, to have executive officer compensation be fully deductible under Section 162(m). However, the Compensation Committee also retains the discretion, for competitive reasons, to provide compensation that may not be fully deductible. In a few instances, a portion of our annual bonus payments to certain of our executive officers does not currently qualify as deductible under Section 162(m). The Compensation Committee will continue to evaluate whether it is in the Company’s best interest to qualify future incentive awards under Section 162(m). Our 1996 Stock Incentive Plan has been structured with the intention that stock options and performance shares granted under the plan be qualified as performance-based compensation not subject to Section 162(m), however improperly accounted for stock options and performance shares granted under this plan may not qualify as performance-based compensation.

Stock Ownership Guidelines

The Company does not currently have any stock ownership guidelines for its executive officers or members of its Board of Directors.

Summary Compensation Table

The compensation for the Chief Executive Officer, Interim Chief Financial Officer, the three most highly compensated executive officers, and the Company’s former Chief Executive Officer and former Chief Financial Officer, both of whom departed from the Company during the fiscal year (together “Named Executive Officers”), for all services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended June 30, 2007 is set forth below. Please note that the Company did not grant any equity awards to Named Executive Officers during fiscal year 2007 except Alan Hale who was granted 3,900 restricted stock units prior to the time he was appointed Interim Chief Financial Officer.

Fiscal Year 2007 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Restricted Stock Unit Awards ($)(1)	Option Awards ($)(2)	Change in non-qualified deferred compensation earnings ($)		All Other Compensation ($)		Total ($)
Tunc Doluca President and CEO	2007	448,077	825,000		354,392	8,252,442	—		10,110	(5)	9,890,021

Alan P. Hale Vice President, Interim Chief Financial Officer	2007	118,346	416,718	(3)	23,844	774,025	—		5,926	(6)	1,338,859

Richard C. Hood Vice President	2007	298,077	398,159		70,878	6,734,693	—		2,229	(7)	7,504,036

Pirooz Parvarandeh Group President	2007	398,077	541,938		329,870	6,253,104	—		1,417	(7)	7,524,406

Vijay Ullal Group President	2007	398,077	680,644		336,673	7,700,548	—		1,552	(7)	9,117,494

John F. Gifford Former President, Chief Executive Officer and Chairman of the Board	2007	312,884	—		—	9,154,050	799,605	(4)	28,694,403	(8)	38,960,942

Carl W. Jasper Former Vice President and Chief Financial Officer	2007	228,232	—		36,394	5,233,278	—		503,587	(9)	6,001,491

(1)

Reflects the dollar amount recognized for financial statement reporting purposes for restricted stock unit awards in accordance with SFAS 123(R), whether granted to the Named Executive Officers in fiscal year 2007 or 2006 (the first year that restricted stock units were granted), and disregarding an estimate of forfeitures related to service-based vesting conditions. The assumptions used in the valuation of these awards are set forth in Note 3, “Stock-Based Compensation” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(2)

Reflects the dollar amount of stock-based compensation expense recognized for financial statement reporting purposes for (i) historical stock option awards granted in prior fiscal years, including under-water options, in accordance with SFAS 123(R), and (ii) compensation charges incurred in connection with the modification of expiring options. See Note 3 to the Consolidated Financial Statements. The assumptions used in the valuation of these awards are set forth in Note 3, “Stock-Based Compensation” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(3)

Includes $22,103 cash bonus earned by Mr. Hale during fiscal year 2007 in connection with his regular part-time employment (prior to his becoming a Named Executive Officer) and his cash bonus earned as Interim Chief Financial Officer.

(4)

Reflects interest earned on Mr. Gifford’s deferred compensation balance at a rate equal to the interest rate (as adjusted from time to time) that employees of the Company are required to pay the Company under the Company’s employee loan program (4% in fiscal year 2007). See Deferred Compensation table later in this discussion.

(5)	Reflects premiums of $2,765, $3,865 and $3,480 paid by us for Mr. Doluca’s executive life insurance, executive disability and umbrella liability insurance plans, respectively.
(6)

Reflects (a) $4,596 attributed to Mr. Hale on his split-dollar life insurance policy and (b) imputed interest of $1,330 on an amount loaned by the Company to Mr. Hale (prior to his becoming a Named Executive Officer) for his RSUs that vested following the suspension of the issuance of shares under our Form S-8 registration statement as a result of our stock option review. The loan was secured by the vested RSUs. Mr. Hale paid off the loan and interest thereon immediately after assuming his responsibilities as Vice President and Interim Chief Financial Officer of the Company on February 1, 2007. In addition, we agreed to pay an amount that is not determinable yet for tax preparation for fiscal year 2007.

(7)	Reflects premiums paid by us for executive life insurance.
(8)

Reflects (a) premiums of $3,741, $5,943 and $3,480 paid by us for Mr. Gifford’s executive life insurance, executive disability and umbrella liability insurance plans, respectively and (b) $25,533,355 distributed to Mr. Gifford from his deferred compensation balance (see Deferred Compensation table later in this discussion) and a post retirement obligation estimate of $3,147,884 recorded by the Company in fiscal year 2007 for Mr. Gifford in connection with his Retirement Agreement.

(9)

Reflects premium of $1,694 paid by us for Mr. Jasper’s executive life insurance for the benefit of Mr. Jasper. Mr. Jasper resigned from the Company on January 31, 2007. On February 2, 2007, the Company and Mr. Jasper entered into a severance and release agreement with respect to Mr. Jasper’s resignation from the Company. Under the agreement, Mr. Jasper released all claims against the Company. The Company paid Mr. Jasper’s a lump sum severance payment of $482,400, less required withholdings lump sum (consisting of $432,400 base salary and pro-rated bonus; $50,000 to settle claims that Mr. Jasper contended was owed to him under a severance arrangement) and $19,493 paid by the Company for medical premiums under COBRA for continued health coverage for Mr. Jasper and his family under the Company’s health insurance plans until his eligibility ceases in accordance with the terms of the agreement.

Grants of Plan-Based Awards

The following table shows certain information regarding grants of plan-based awards to the Named Executive Officers for the fiscal year ended June 30, 2007; the Company did not make equity awards to any of the Named Executive Officers during fiscal year 2007, except to an award of 3,900 restricted stock units to Mr. Hale, as noted below, in connection with his regular part-time employment prior to his becoming a Named Executive Officer:

Grants of Plan-Based Awards in Fiscal Year 2007

Name	Grant Date	All Other Stock Awards: Number of Restricted Stock Units		All Other Option Awards: Number of Underlying Securities	Exercise or base price of option awards	Grant date fair value of stock and option awards
		(#)		(#)	($/Sh)	($)
Tunc Doluca	—	—			—	5,389,140	(2)
Alan P. Hale	8/7/2006	3,900	(1)	—	—	103,311
Richard C. Hood	—	—			—	5,395,471	(2)
Pirooz Parvarandeh	—	—			—	3,444,172	(2)
Vijay Ullal	—	—			—	5,021,898	(2)
John F. Gifford	—	—			—	5,591,560	(2)
Carl W. Jasper	—	—			—	4,162,441	(2)

(1)

These RSUs vest at the following rates: 634 shares on November 15, 2006, 202 shares on February 15, 2007, 48 shares on May 15, 2007, 325 shares each quarterly beginning on February 15, 2009 through November 15, 2010 and 416 shares on February 15, 2011.

(2)

In September 2006, the Company approved the extension of the terms of vested stock options that expire during the blackout as a result of the expiration of the 10-year contractual term. The extension was considered a modification under SFAS 123(R). The incremental compensation expense of the modification was based on the fair value of the option at the modification date after the extension. The Company recognized additional compensation expense totaling $118.9 million for 8.3 million options in the three months ended September 23, 2006 including the amounts disclosed for Messrs. Doluca, Hood, Parvarandeh, Ullal, Gifford and Jasper in the table above. The stock-based compensation expense adjustment was based on modified vested options held by employees that expired during the period from September 22, 2006 through the end of the Blackout Period. See Note 3, “Stock-Based Compensation” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Outstanding Equity Awards at June 30, 2007

The following table shows certain information regarding outstanding equity awards at June 30, 2007 for the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2007

	Option Awards						Restricted Stock Unit Awards
	Number of securities underlying unexercised options	Number of securities underlying unexercised options		Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)		(#)	($)		(#)		($)	(#)	($)
Name	exercisable	unexercisable
Tunc Doluca	193,120	—		—	$14.5313	10/27/2007	10,000	(23)	$334,100	—	$—
	92,890	—		—	$14.0625	6/17/2008
	125,934	—		—	$24.5938	5/25/2009
	75,000	25,000	(1)	—	$33.6800	9/27/2011
	87,500	12,500	(2)	—	$48.1900	4/26/2012
	150,000	50,000	(3)	—	$33.0400	12/31/2012
	100,000	150,000	(4)	—	$51.0000	1/29/2014
	—	200,000	(5)	—	$42.4000	9/17/2014
	87,500	12,500	(6)	—	$40.9100	9/28/2014
	—	250,000	(7)	—	$42.0700	8/24/2015
Total	911,944	700,000		—			10,000		$334,100	—	$—

Alan P. Hale	31,566	—		—	$18.2300	10/5/2008	7,596	(24)	$253,782	—	$—
	17,811	42,189	(8)	—	$33.6800	9/27/2011	3,016	(25)	$100,765
	—	60,000	(9)	—	$33.0400	12/31/2012
	—	50,000	(10)	—	$42.4000	9/17/2014
Total	49,377	152,189		—			10,612		$354,547	—	$—

Richard C. Hood	153,120	—		—	$14.5313	10/27/2007	2,000	(26)	$66,820	—	$—
	70,890	—		—	$14.0625	6/17/2008
	4,066	—		—	$24.5938	5/25/2009
	99,934	—		—	$24.5938	5/25/2009
	1,729	—		—	$57.8125	3/15/2010
	1,720	—		—	$58.1250	1/30/2011
	75,000	25,000	(11)	—	$33.6800	9/27/2011
	140,000	—		—	$48.1900	4/26/2012
	100,000	50,000	(12)	—	$33.0400	12/31/2012
	—	50,000	(13)	—	$51.0000	1/29/2014
	—	100,000	(14)	—	$42.4000	9/17/2014
	—	100,000	(15)	—	$42.0700	8/24/2015
Total	646,459	325,000		—			2,000		$66,820	—	$—

Pirooz Parvarandeh	160,000	—		—	$14.5313	10/27/2007	4,000	(27)	$133,640	—	$—
	80,000	—		—	$14.0625	6/17/2008
	104,000	—		—	$24.5938	5/25/2009
	1,729	—		—	$57.8125	3/15/2010
	1,720	—		—	$58.1250	1/30/2011
	67,500	22,500	(16)	—	$33.6800	9/27/2011
	195,000	15,000	(17)	—	$48.1900	4/26/2012
	120,000	80,000	(18)	—	$33.0400	12/31/2012
	40,000	70,000	(19)	—	$51.0000	1/29/2014
	—	200,000	(20)	—	$42.4000	9/17/2014
	87,500	62,500	(21)	—	$40.9100	9/28/2014
	—	250,000	(22)	—	$42.0700	8/24/2015
Total	857,449	700,000		—			4,000		$133,640	—	$—

Outstanding Equity Awards at June 30, 2007 (continued)

	Option Awards						Restricted Stock Unit Awards
	Number of securities underlying unexercised options	Number of securities underlying unexercised options		Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)		(#)	($)		(#)		($)	(#)	($)
Name	exercisable	unexercisable
Vijay Ullal	160,000	—		—	$14.5313	10/27/2007	14,000	(34)	$467,740	—	$—
	100,000	—		—	$14.0625	6/17/2008
	130,000	—		—	$24.5938	5/25/2009
	1,729	—		—	$57.8125	3/15/2010
	10,762	—		—	$67.1875	10/11/2010
	1,720	—		—	$58.1250	1/30/2011
	150,000	—		—	$33.0400	12/31/2012
	75,000	25,000	(28)	—	$33.6800	9/27/2011
	187,500	12,500	(29)	—	$48.1900	4/26/2012
	25,000	150,000	(30)	—	$51.0000	1/29/2014
	—	200,000	(31)	—	$42.4000	9/17/2014
	112,500	62,500	(32)	—	$40.9100	9/28/2014
	—	200,000	(33)	—	$42.0700	8/24/2015
Total	954,211	650,000		—			14,000		$467,740	—	$—

John F. Gifford	1,035,934	—		—	$24.5938	5/25/2009	—		$—	—	$—
	1,729	—		—	$57.8125	3/15/2010
	53,333	—		—	$75.0000	9/18/2010
	1,720	—		—	$58.1250	1/30/2011
	570,000	—		—	$33.6800	9/27/2011
	500,000	—		—	$48.1900	4/26/2012
	730,000	—		—	$39.8200	5/12/2013
	200,000	—		—	$51.0000	1/29/2014
Total	3,092,716	—		—			—		$—	—	$—

Carl W. Jasper	285,000	—		—	$14.0625	6/17/2008	—		$—	—	$—
	78,000	—		—	$21.0625	3/1/2009
	40,000	—		—	$33.6800	9/27/2011
	60,000	—		—	$48.1900	4/26/2012
	60,000	—		—	$33.0400	12/31/2012
Total	523,000	—		—			—		$—	—	$—

(1)	Vesting: 25,000 shares on July 1, 2007.
(2)	Vesting: 12,500 shares on July 1, 2007.
(3)	Vesting: 12,500 shares on October 1, 2007; 12,500 shares on January 1, 2008; 12,500 shares on April 1, 2008; 12,500 shares on July 1, 2008.
(4)	Vesting: 37,500 shares on October 1, 2007; 37,500 shares on January 1, 2008; 37,500 shares on April 1, 2008; 37,500 shares on July 1, 2008.
(5)	Vesting: 50,000 shares on October 1, 2008; 50,000 shares on January 1, 2009; 50,000 shares on April 1, 2009; 50,000 shares on July 1, 2009.
(6)	Vesting: 12,500 shares on July 1, 2007.
(7)	Vesting: 62,500 shares on October 1, 2009; 62,500 shares on January 1, 2010; 62,500 shares on April 1, 2010; 62,500 shares on July 1, 2010.
(8)	Vesting: 42,189 shares on September 27, 2011.
(9)	Vesting: 15,000 shares on October 1, 2007; 15,000 shares on January 1, 2008; 15,000 shares on April 1, 2008; 15,000 shares on July 1, 2008.

(10)	Vesting: 12,500 shares on October 1, 2008; 12,500 shares on January 1, 2009; 12,500 shares on April 1, 2009; 12,500 shares on July 1, 2009.
(11)	Vesting: 25,000 shares on July 1, 2007.
(12)	Vesting: 12,500 shares on October 1, 2007; 12,500 shares on January 1, 2008; 12,500 shares on April 1, 2008; 12,500 shares on July 1, 2008.
(13)	Vesting: 12,500 shares on October 1, 2007; 12,500 shares on January 1, 2008; 12,500 shares on April 1, 2008; 12,500 shares on July 1, 2008.
(14)	Vesting: 25,000 shares on October 1, 2008; 25,000 shares on January 1, 2009; 25,000 shares on April 1, 2009; 25,000 shares on July 1, 2009.
(15)	Vesting: 25,000 shares on October 1, 2009; 25,000 shares on January 1, 2010; 25,000 shares on April 1, 2010; 25,000 shares on July 1, 2010.
(16)	Vesting: 22,500 shares on July 1, 2007.
(17)	Vesting: 15,000 shares on July 1, 2007.
(18)	Vesting: 20,000 shares on October 1, 2007; 20,000 shares on January 1, 2008; 20,000 shares on April 1, 2008; 20,000 shares on July 1, 2008.
(19)	Vesting: 17,500 shares on October 1, 2007; 17,500 shares on January 1, 2008; 17,500 shares on April 1, 2008; 17,500 shares on July 1, 2008.
(20)	Vesting: 50,000 shares on October 1, 2008; 50,000 shares on January 1, 2009; 50,000 shares on April 1, 2009; 50,000 shares on July 1, 2009.
(21)	Vesting: 12,500 shares on July 1, 2007; 12,500 shares on October 1, 2007; 12,500 shares on January 1, 2008; 12,500 shares on April 1, 2008; 12,500 shares on July 1, 2008.
(22)	Vesting: 62,500 shares on October 1, 2009; 62,500 shares on January 1, 2010; 62,500 shares on April 1, 2010; 62,500 shares on July 1, 2010.
(23)	Vesting: 2,500 shares on August 15, 2007; 2,500 shares on November 15, 2007; 2,500 shares on February 15, 2008; 2,500 shares on May 15, 2008.
(24)	Vesting: 7,596 shares on August 15, 2007.
(25)

Vesting: 325 shares on February 15, 2009; 325 shares on May 15, 2009; 325 shares on August 15, 2009; 325 shares on November 15, 2009; 325 shares on February 15, 2010; 325 shares on May 15, 2010; 325 shares on August 15, 2010; 325 shares on November 15, 2010; 416 shares on February 15, 2011.

(26)	Vesting: 500 shares on August 15, 2007; 500 shares on November 15, 2007; 500 shares on February 15, 2008; 500 shares on May 15, 2008.
(27)	Vesting: 1,000 shares on August 15, 2007; 1,000 shares on November 15, 2007; 1,000 shares on February 15, 2008; 1,000 shares on May 15, 2008.
(28)	Vesting: 25,000 shares on July 1, 2007.
(29)	Vesting: 12,500 shares on July 1, 2007.
(30)	Vesting: 37,500 shares on October 1, 2007; 37,500 shares on January 1, 2008; 37,500 shares on April 1, 2008; 37,500 shares on July 1, 2008.
(31)	Vesting: 50,000 shares on October 1, 2008; 50,000 shares on January 1, 2009; 50,000 shares on April 1, 2009; 50,000 shares on July 1, 2009
(32)	Vesting: 12,500 shares on July 1, 2007; 12,500 shares on October 1, 2007; 12,500 shares on January 1, 2008; 12,500 shares on April 1, 2008; 12,500 shares on July 1, 2008.
(33)	Vesting: 50,000 shares on October 1, 2009; 50,000 shares on January 1, 2010; 50,000 shares on April 1, 2010; 50,000 shares on July 1, 2010.
(34)	Vesting: 3,500 shares on August 15, 2007; 3,500 shares on November 15, 2007; 3,500 shares on February 15, 2008; 3,500 shares on May 15, 2008.

Option Exercises and Stock Vested

The following table shows certain information regarding option exercises and stock vested during the last fiscal year with respect to the Named Executive Officers during fiscal year 2007:

Option Exercises and Stock Vested in Fiscal Year 2007

Name	Option Awards		Restricted Stock Unit Awards
	Number of shares acquired on exercise (#) (1)	Value realized on exercise	Number of shares acquired on vesting (#) (2)	Value realized on vesting
Tunc Doluca	20,000	$368,800	10,000	$306,950
Alan P. Hale	—	—	38,821	1,188,688
Richard C. Hood	—	—	2,000	61,390
Pirooz Parvarandeh	64,000	1,217,357	10,000	306,950
Vijay Ullal	170,524	3,326,250	5,000	153,475
John F. Gifford	—	—	—	—
Carl W. Jasper	—	—	1,500	44,528

(1)	Stock options were exercised prior to the Blackout Period which commenced on September 22, 2006.
(2)	Includes vested but unexercised restricted stock units due to the Blackout Period.

Non-Qualified Deferred Compensation

The following table shows certain information regarding non-qualified deferred compensation for and as of the year ended June 30, 2007 with respect to Mr. Gifford (none of the other Named Executive Officers had a deferred compensation arrangement with the Company during fiscal year 2007):

Non-Qualified Deferred Compensation for Fiscal Year 2007

	Executive’s contributions in last fiscal year		Registrant’s contributions in last fiscal year	Aggregate earnings in last fiscal year		Aggregate withdrawals/ distributions	Aggregate balance at June 30, 2007
Name	($)		($)	($)		($)	($)
Tunc Doluca	—		—	—		—	—
Alan P. Hale	—		—	—		—	—
Richard C. Hood	—		—	—		—	—
Pirooz Parvarandeh	—		—	—		—	—
Vijay Ullal	—		—	—		—	—
John F. Gifford	2,030,682	(1)	—	799,605	(2)	25,533,355	6,874,972
Carl W. Jasper	—		—	—		—	—

(1)	Includes amounts deferred for Mr. Gifford’s fiscal year 2007 salary and Mr. Gifford’s bonus earned in fiscal year 2006.
(2)

Deferred payments bear interest at a rate equal to the interest rate (as adjusted from time to time) that employees of the Company are required to pay the Company under the Company’s employee loan program (4% in fiscal year 2007).

Director Compensation

The following table shows certain information regarding director compensation for the year ended June 30, 2007 (except as otherwise noted):

Director Compensation for Fiscal Year 2007

Name	Fees earned or paid in cash ($)		Restricted Stock Unit Awards ($)	Option Awards ($) (1)		All other compensation ($)		Total ($)
James R. Bergman	60,000		—	277,332	(2)	115,603	(3) (4)	452,935
Michael J. Byrd	56,000		—	155,445		21,617	(4)	233,062
Peter de Roetth	102,000	(5)	—	211,637		—		313,637
B. Kipling Hagopian	56,000		—	277,332	(2)	61,560	(3)	394,892
A.R. Frank Wazzan	62,000		—	277,332	(2)	61,560	(3)	400,892

(1)

Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) for option awards granted to the director in a prior fiscal year that vested during fiscal year 2007 disregarding an estimate of forfeitures related to service-based vesting conditions. The assumptions used in the valuation of these awards are set forth in Note 3, “Stock-Based Compensation” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(2)	Reflects non-cash compensation expense for the extension of the term of 12,000 stock options from five years to 10 years due to the stock option exercise suspension.
(3)

Reflects income of $61,560 under Section 409A of the Internal Revenue Code for vested discount stock options outstanding at December 31, 2007. These amounts were included in the respective directors 1099 forms for calendar 2007.

(4)

Reflects $54,043 and $21,617 premium for medical insurance coverage, for Messrs. Bergman and Byrd, respectively, which is also offered to each member of the Board of Directors in connection with their Board service.

(5)	Includes $50,000 that was paid for Special Committee service.

During the fiscal year ended June 30, 2007, each non-employee member of the Board of Director was paid an annual retainer of $50,000 payable in quarterly installments of $12,500. In addition, each non-employee director was paid an annual retainer in the amount of (i) $4,000 for services provided as a member of the Compensation Committee of the Board, and (ii) $8,000 for services provided as a member of the Audit Committee of the Board, each payable in equal quarterly installments. The sole member of the Special Committee during fiscal year 2007 was paid $50,000 in a single payment during the year for his extra-ordinary services. The Company reimburses each director for reasonable expenses incurred in attend meetings of the Board of Directors or its committees. In addition, the Company makes medical insurance coverage available to each non-employee Board member in connection with each individual’s service as a director of the Company.

Non-employee directors participate in the 1996 plan. However, in fiscal year 2007 the Company did not grant stock options or other equity awards to the non-employee Board members. In September 2006, the Interim Option Committee extended the 5-year term of stock options exercisable for 12,000 shares of Common Stock to a term of 10-years that were granted to James Bergman, B. Kipling Hagopian and A.R. Frank Wazzan in 2001 in connection with their Board service. The extension was made because the options could not be exercised before expiring as a result of the Company’s equity exercise suspension as a result of its historical stock option review.

Employment Contracts and Change in Control Arrangements

Each of Messrs. Doluca, Hood, Parvarandeh and Ullal is a party to an agreement with us, pursuant to which each such officer may entitled to certain severance payments and benefits under the specified circumstances. Mr. Hale is party to the Change-in-Control Agreement, split-dollar insurance agreement and the Dallas Executives Retiree Medical Plan, pursuant to which he is entitled to certain severance and retirement benefits. Each of Messrs. Gifford and Jasper are parties to agreements specifying the terms of their separation from us. For further information and detail regarding the above-mentioned agreements and change in control arrangements, please see Item 11 – Compensation Discussion and Analysis contained in this Annual Report on Form 10-K.

Other Potential Post-Employment Payments

Each of Messrs. Doluca, Hood, Parvarandeh, Ullal and Hale is party to an agreement that may entitle each such officer to certain post-employment payments from us under the specified circumstances. For a detailed discussion of such potential post-employment obligations of the Company, please see Item 11 – Compensation Discussion and Analysis contained in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Compensation Committee is, or ever has been, an executive officer or employee of the Company or any of its subsidiaries. No interlocking relationship exists, or during fiscal year 2007 existed, between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Relationship Among Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the company.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Compensation Committee

A.R. Frank Wazzan, Chairman

James R. Bergman

B. Kipling Hagopian

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners, Directors and Management

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of July 1, 2008 by: (i) each current director; (ii) each current named executive officer; (iii) all executive officers and directors as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. The number of shares beneficially owned is determined under the rules of the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Capital World Investors (2) (3)	38,085,100	11.9%
Capital Research Global Investors (2) (4)	27,113,400	8.5%
Fidelity Management & Research Company LLC (5)	23,116,980	7.2%
Dodge & Cox (6)	16,335,000	5.1%
John F. Gifford, Former President, Former Chief Executive Officer and Former Chairman of the Board (7)	5,553,158	1.7%
James R. Bergman, Director (8)	229,000	*
A. R. Frank Wazzan, Director (9)	142,800	*
B. Kipling Hagopian, Director (10)	118,360	*
Joseph Bronson, Director (11) (18)	9,750	*
Tunc Doluca, President, Chief Executive Officer and Director (12) (18)	1,725,684	*
Richard C. Hood, Vice President (13) (18)	1,435,562	*
Vijay Ullal, Group Vice President (14) (18)	1,186,045	*
Pirooz Parvarandeh, Group Vice President (15) (18)	956,982	*
Carl Jasper, Former Chief Financial Officer (16) (18)	239,174	*
Alan P. Hale, Vice President, Interim Chief Financial Officer and Principal Accounting Officer (17) (18)	147,975	*
All executive officers and directors as a group (15 persons) (19)	12,599,212	3.8%

*	Less than one percent
(1)

This table is based upon information supplied by officers, directors, principal stockholders and the Company’s transfer agent, and contained in Schedules 13G filed with the SEC. Unless otherwise indicated, the address of each person or entity listed is c/o Maxim Integrated Products, Inc., 120 San Gabriel Drive, Sunnyvale, California 94086. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 320,553,460 shares outstanding on July 1, 2008 adjusted as required under rules promulgated by the SEC. For disclosure purposes, the information includes the Company’s executive officers who were Named Executive Officers of the Company in either fiscal year 2006 or 2007 or both.

(2)

Based solely on information provided by Capital Research and Management Company (“CRMC”) in a Schedule 13G/A filed with the SEC on February 8, 2008. Capital Research Global Investors (“CRGI”) and Capital World Investors (“CWI”) are divisions of CRMC which manages equity assets for various investment companies through its divisions, CRGI and CWI. These divisions generally function separately from each other with respect to investment research activities and they make investment decisions and proxy decisions for the investment companies on a separate basis. The investment operations of CRGI and CWI are such that beneficial ownership should be attributed to CRGI and CWI separately from each other.

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

(6)

Based solely on information supplied by Dodge & Cox in a Schedule 13G filed with the SEC on February 13, 2008. The address of Dodge & Cox is 555 California Street, 40th Floor, and San Francisco, CA 94104.

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

(9)	Includes 62,000 shares subject to options exercisable within 60 days of July 1, 2008.
(10)	Includes (i) 54,000 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 2,000 shares held by a family foundation for which Mr. Hagopian disclaims beneficial ownership.
(11)	Includes (i) 9,000 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 250 restricted stock units that vest within 60 days of July 1, 2008.
(12)	Includes (i) 875,934 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 5,400 shares owned by Mr. Doluca’s two daughters, of which each daughter owns 2,700 shares.
(13)	Includes (i) 547,449 shares subject to options exercisable within 60 days of July 1, 2008 and (ii) 883,382 shares held in a family trust.
(14)	Includes 944,211 shares subject to options exercisable within 60 days of July 1, 2008.
(15)	Includes 867,449 shares subject to options exercisable within 60 days of July 1, 2008.
(16)	Includes 238,000 shares subject to options exercisable within 60 days of July 1, 2008.
(17)	Includes 109,377 shares subject to options exercisable within 60 days of July 1, 2008.
(18)

Includes vested but unexercised RSUs due to the suspension of the issuance of shares under our Form S-8 registration statements; these shares are assumed to be net of federal and state income payroll taxes.

(19)	Includes 7,583,413 shares subject to options exercisable within 60 days of July 1, 2008 and 7,937 restricted stock units that vest within 60 days of July 1, 2008.

Equity Compensation Plan Information

The required information concerning our equity compensation plans is contained in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company employs Kevin Lynch, the son-in-law of Mr. Gifford, former Chief Executive Officer of the Company, Robert Bergman, the son of James R. Bergman, a director of the Company, Brian Hood, the son of Richard C. Hood, a Vice President of the Company, Michelle Hood, the daughter-in-law of Richard C. Hood, and Becky Tanner, the daughter of Richard C. Hood. Each of these individuals receives compensation and other benefits commensurate with other employees at similar levels within the Company.

The Company has entered into indemnification agreements with its directors and certain of its officers. The indemnification agreements provide, among other things, that the Company will indemnify each of its directors and officers, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines and settlements each may be required to pay in actions or proceedings to which he or she may be made a party by reason of his or her position or positions as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws.

For any continuing transactions with any of the above related parties after the end of fiscal year 2007, please see the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 being filed immediately after the filing of this report.

Review, Approval or Ratification of Related Party Transactions

The Audit Committee Charter provides that the Audit Committee will review all related party transactions for potential conflict of interest situations on an ongoing basis and approve all such transactions (if such transactions are not approved by another independent body of the Board). Any related party transaction will be disclosed in an applicable SEC filing as required by the rules of the SEC.

The Audit Committee has had knowledge of the employment of the individuals listed above, as each has been employed by the Company for several years. However, the Audit Committee has not and did not specifically approve the compensation for each individual because the employment and compensation of each such individual is consistent and commensurate with those of individuals in similarly situated positions.

Independence of the Board of Directors

The Board has determined that, with the exception of Tunc Doluca, the Company’s Chief Executive Officer and John Gifford, the Company’s former Chief Executive Officer, all of its members during fiscal year 2007 are or, at the time of their service “independent directors” as that term is defined in the NASDAQ listing standards, including for the purposes of the Audit Committee composition requirements. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in certain types of business transactions or dealings with the Company. In addition, as further required by the NASDAQ listing standards, the Board has made a subjective determination that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out his responsibilities as director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2007 and June 24, 2006, respectively, and fees billed for other services rendered by Deloitte & Touche LLP during such fiscal years. All fees set forth below are exclusive of any value-added tax (VAT) or GST.

	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$1,798,044	$1,144,515
Audit-Related Fees(2)	—	14,400
Tax Fees(3)	9,164	20,090
All Other Fees(4)	5,006	—

	$1,812,214	$1,179,005

(1)

Audit Fees consist of fees billed for professional services rendered in connection with the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and audit services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings. Fees for fiscal year 2007 also included fees of $0.4 million for services rendered during fiscal year 2007 in connection with the restatement of previously filed financial statements to correct past accounting for stock options.

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

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees incurred in fiscal year 2006.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one (1) year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also provide pre-approval for particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. For fiscal year 2007, there were no audit-related fees, tax fees, or any other fees that were approved by the Audit Committee pursuant to the “de minimus” exception under Regulation S-X Rule 2-01(c)(7)(i)(C).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Report:

Page
(1) Financial Statements.

Consolidated Balance Sheets at June 30, 2007 and June 24, 2006	71

Consolidated Statements of Income for each of the three years in the period ended June 30, 2007	72

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2007	73

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2007	74

Notes to Consolidated Financial Statements	75

Report of Independent Registered Public Accounting Firm	102

(2) Financial Statement Schedule.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.

Schedule II - Valuation and Qualifying Accounts	103

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(3) The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b)	Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2007	June 24, 2006
ASSETS
Current assets:
Cash and cash equivalents	$577,068	$422,333
Short-term investments	722,286	920,317

Total cash, cash equivalents and short-term investments	1,299,354	1,342,650

Accounts receivable, net of allowances of $17,301 in 2007 and $18,790 in 2006	244,998	297,285
Inventories	262,713	210,895
Deferred tax assets	247,953	179,294
Other current assets	15,555	21,992

Total current assets	2,070,573	2,052,116

Property, plant and equipment, net	1,431,273	1,164,484
Other assets	104,938	69,937

TOTAL ASSETS	$3,606,784	$3,286,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,773	$127,081
Income taxes payable	70,302	84,348
Accrued salary and related expenses	195,494	177,639
Accrued expenses	71,694	84,166
Deferred income on shipments to distributors	23,641	21,127

Total current liabilities	454,904	494,361

Other Liabilities	19,946	16,687

Total liabilities	474,850	511,048

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value authorized: 2,000 shares issued and outstanding: none	—	—
Common stock, $0.001 par value authorized: 960,000 shares issued and outstanding: 320,553 in 2007 and 320,075 in 2006	321	320
Additional paid-in capital	292,603	22,105
Retained earnings	2,847,281	2,761,183
Accumulated other comprehensive loss	(8,271)	(8,119)

Total stockholders’ equity	3,131,934	2,775,489

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,606,784	$3,286,537

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Net revenues	$2,009,124	$1,856,945	$1,671,734
Cost of goods sold	792,697	638,547	499,716

Gross margin	1,216,427	1,218,398	1,172,018
Operating expenses:
Research and development	659,541	514,138	380,420
Selling, general and administrative	204,473	178,761	122,829

Total operating expenses	864,014	692,899	503,249

Operating income	352,413	525,499	668,769
Interest income and other, net	61,267	46,355	30,064

Income before provision for income taxes and cumulative effect of a change in accounting principle	413,680	571,854	698,833
Provision for income taxes	127,453	185,796	236,556

Income before cumulative effect of a change in accounting principle	286,227	386,058	462,277
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	1,643	—

Net income	$286,227	$387,701	$462,277

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.89	$1.19	$1.42
Cumulative effect of a change in accounting principle	—	0.01	—

Basic net income per share	$0.89	$1.20	$1.42

Diluted:
Before cumulative effect of a change in accounting principle	$0.87	$1.14	$1.35
Cumulative effect of a change in accounting principle	—	—	—

Diluted net income per share	$0.87	$1.14	$1.35

Shares used in the calculation of earnings per share:
Basic	320,434	323,460	326,239

Diluted	329,883	338,627	342,466

Dividends declared per share	$0.624	$0.475	$0.380

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock- Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, June 26, 2004	324,444	$325	$306,904	$(254,599)	$2,188,148	$(6,964)	$2,233,814
Components of comprehensive income:
Net income					462,277		462,277
Unrealized gain on forward-exchange contracts, net of tax						795	795
Unrealized loss on available-for-sale investments, net of tax						(361)	(361)

Total comprehensive income							462,711

Exercises under the Stock Option and Purchase Plans	7,112	7	105,986				105,993
Repurchase of common stock	(4,062)	(5)	(168,452)				(168,457)
Stock based compensation, net			(3,087)	87,850			84,763
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans			90,624				90,624
Dividends declared and paid					(123,943)		(123,943)

Balance, June 25, 2005	327,494	327	331,975	(166,749)	2,526,482	(6,530)	2,685,505
Components of comprehensive income:
Net income					387,701		387,701
Unrealized loss on forward-exchange contracts, net of tax						(188)	(188)
Unrealized loss on available-for-sale investments, net of tax						(1,401)	(1,401)

Total comprehensive income							386,112

Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)			(166,749)	166,749
Exercises under the Stock Option and Purchase Plans	8,194	8	148,784				148,792
Repurchase of common stock	(15,613)	(15)	(580,372)				(580,387)
Stock based compensation			254,827				254,827
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans			33,640				33,640
Dividends declared and paid					(153,000)		(153,000)

Balance, June 24, 2006	320,075	320	22,105	—	2,761,183	(8,119)	2,775,489
Components of comprehensive income:
Net income					286,227		286,227
Unrealized loss on forward-exchange contracts, net of tax						(79)	(79)
Deferred tax effect of the unrealized exchange loss on long-term intercompany receivable						(6,505)	(6,505)
Unrealized gain on available-for-sale investments, net of tax						6,432	6,432

Total comprehensive income							286,075

Exercises under the Stock Option and Purchase Plans	2,577	3	25,672				25,675
Repurchase of common stock	(2,099)	(2)	(60,765)				(60,767)
Stock based compensation			330,916				330,916
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans			14,255				14,255
Modification of equity instruments to liability			(39,580)				(39,580)
Dividends declared and paid					(200,129)		(200,129)

Balance, June 30, 2007	320,553	$321	$292,603	$—	$2,847,281	$(8,271)	$3,131,934

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June
	June 30, 2007	June 24, 2006	June 25, 2005
	(in thousands)
Cash flows from operating activities:
Net income	$286,227	$387,701	$462,277
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	353,761	251,414	90,314
Depreciation and amortization	104,643	90,324	77,653
Deferred taxes	(103,526)	(58,856)	22,883
Gain from sale of property, plant and equipment	(1,197)	—	—
Tax benefit related to stock-based compensation plans	14,255	33,640	90,624
Excess tax benefit from stock-based compensation plans	(8,150)	(44,660)	—
Asset impairment	10,190	—	—
Changes in assets and liabilities:
Accounts receivable	52,287	(97,694)	(57)
Inventories	(54,242)	(22,340)	(41,939)
Other current assets	4,030	(9,521)	8,815
Accounts payable	(12,278)	30,885	(7,721)
Income tax payable	(14,046)	20,933	29,069
Deferred income on shipments to distributors	2,514	902	(2,633)
All other accrued liabilities	(17,909)	36,382	(2,161)

Net cash provided by operating activities	616,559	619,110	727,124

Cash flows from investing activities:
Additions to property, plant and equipment	(401,740)	(201,203)	(162,314)
Proceeds from sale of property, plant, and equipment	2,334	1,544	—
Restricted cash	—	—	20,829
Other non-current assets	(11,665)	(9,163)	1,497
Purchases of available-for-sale securities	(779,652)	(416,037)	(1,150,968)
Proceeds from sales/maturities of available-for-sale securities	987,789	782,466	808,885

Net cash provided by (used in) investing activities	(202,934)	157,607	(482,071)

Cash flows from financing activities
Excess tax benefit from stock-based compensation plans	8,150	44,660	—
Mortgage liability	3,347	—	—
Cash settlement of vested restricted stock units	(5,677)	—	—
Payouts under the RSU loan program	(29,489)	—	—
Issuance of common stock	25,675	148,792	105,993
Repurchase of common stock	(60,767)	(580,387)	(168,457)
Dividends paid	(200,129)	(153,000)	(123,943)

Net cash used in financing activities	(258,890)	(539,935)	(186,407)

Net increase (decrease) in cash and cash equivalents	154,735	236,782	58,646
Cash and cash equivalents:
Beginning of year	422,333	185,551	126,905

End of year	$577,068	$422,333	$185,551

Supplemental disclosures of cash flow information:
Cash paid, net during the year for income taxes	$229,296	$191,148	$93,622

Noncash investing and financing activities:
Increases in accounts payable related to property, plant and equipment purchases	$23,500	$44,530	$4,600

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every sixth or seventh year will be a 53-week fiscal year. Fiscal year 2007 is a 53-week fiscal year. Fiscal years 2006 and 2005 were 52-week fiscal years.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condition for control of entities is the ownership of a majority voting interest and ability to otherwise exercise control over the entity.

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

Derivative Instruments

The Company transacts business in various non-U.S. currencies, primarily the Japanese Yen, British Pound, and the Euro. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. The Company has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in these exchange rates. These strategies reduce, but do not always entirely eliminate, the impact of currency exchange movements. We also incur expenses in Philippine Peso and Thailand Baht related to our testing facility at those locations. We have not hedged these exposures as of June 30, 2007.

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S.-dollar-denominated cash flows. These contracts are designated as cash flow hedges and recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than 6 months. The Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent of $58.8 million and $76.6 million at June 30, 2007 and June 24, 2006, respectively. For these derivatives, the effective portion of the gain or loss is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings during the period of change. The ineffective portion of the gains and losses on the derivatives has been immaterial in all periods presented. The net value of all contracts which hedge transactions that have affected earnings is classified within current assets. For contracts which hedge transactions that have not affected earnings (primarily backlog), a net gain is classified within current assets and a net loss is classified within current liabilities.

For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in Interest and other income, net in the Consolidated Statements of Income. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in earnings in each period until the instrument matures, is terminated or is sold. In fiscal years 2007 and 2006, no cash flow hedges were discontinued as a result of forecasted transactions that did not occur. Fair value of the contracts is determined by reference to liquidation value.

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

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue for sales to direct customers and sales to international distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, risk of loss has transferred, collectability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and the Company does not have any significant post-shipment obligations. The Company estimates returns for sales to direct customers and international distributors based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered in this estimate.

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

The Company makes estimates of potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by the Company may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. At June 30, 2007 and June 24, 2006, the Company had $12.4 million and $14.1 million accrued for returns and allowances, respectively. During fiscal years 2007 and 2006, the Company recorded $79.2 million and $86.3 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $80.9 million and $78.7 million actual returns and allowances given during fiscal years 2007 and 2006, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist of expenditures for labor and benefits, masks, prototype wafers and depreciation.

Other Liabilities

Included in other liabilities on the Consolidated Balance Sheet at June 30, 2007 and June 24, 2006 were $14.1 million and $16.7 million of deferred license revenues, respectively. See Note 15 in these Notes to Consolidated Financial Statements for additional amounts accrued in other liabilities at June 30, 2007.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were $9.2 million, $9.3 million, and $11.3 million in fiscal years 2007, 2006, and 2005, respectively.

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

Stock-Based Compensation

Prior to June 26, 2005, the Company previously applied Accounting Principles Board (“APB”) APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation “SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123 “SFAS 148”). In accordance with APB 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the option.

Effective June 26, 2005, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options and other awards made to the Company’s employees and directors in exchange for services, in the income statement. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, dividend yield and forfeiture rates.

The Company adopted SFAS 123(R) using the modified prospective method, and, accordingly, financial statements for prior periods have not been restated to reflect the effect of SFAS 123(R). The Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Upon the adoption of SFAS 123(R) on June 26, 2005, the deferred stock-based compensation balance of $166.7 million was reclassified into additional paid-in capital, reflecting the cumulative effect of adopting SFAS 123(R). The Company also recognized a cumulative effect of change in accounting principle of $1.6 million, net of tax, on June 26, 2005 related to previously recognized compensation cost of unvested awards that are not expected to vest based on the Company’s estimate of forfeitures as of the date of adoption of SFAS 123(R). Previously, under APB 25, the Company had accounted for actual forfeitures as they occurred.

401(k) Retirement Plan

The Company sponsors a 401(k) retirement plan (401(k) Plan) through Fidelity Investments, under which full-time U.S. employees may contribute, on a pretax basis, between 1% and 20% of their total annual income from the Company, subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The administration expense charged by Fidelity Investments, which the Company pays, was immaterial for fiscal years 2007, 2006 and 2005, respectively. Company contributions to the 401(k) Plan were $0.8 million, $0.7 million, and $0.5 million in fiscal years 2007, 2006 and 2005, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and restricted stock units. The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method. See Note 4 “Earnings Per Share” of these Notes to Consolidated Financial Statements.

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

Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses for certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim’s historical stock option granting practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. The Company expenses such amounts as incurred.

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

Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims, property and casualty and general liability. The Company’s workers’ compensation insurance has a $1.0 million deductible per case. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims, property and casualty and general liability of $14.5 million and $11.7 million are included in accrued expenses as of June 30, 2007 and June 24, 2006, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims are included in accrued salary and related expenses and were not material as of June 30, 2007 and June 24, 2006, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post-employment Benefits

Post-employment benefits accrued for health benefits provided to former employees are accounted for under SFAS No. 112, Employer’s Accounting for Post-employment Benefits (“SFAS 112”). A liability for post-employment benefits is recorded when payment is probable and the amount is reasonably estimable.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FASB Interpretation No. 48 on July 1, 2007 and applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying FIN 48 is expected to result in a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Plans (“SFAS 158”). SFAS 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires employers to recognize in the statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. It also requires employers to measure plan assets and obligations that determine the funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of SFAS 158 in fiscal year 2007 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 improves the relevance, comparability and transparency of financial statements and eliminates diversity in practice that currently exists in accounting for transactions between an entity and noncontrolling interests. This standard is

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

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

NOTE 3: STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) in fiscal year 2006. The Company adopted SFAS 123(R) using the modified prospective method, and, accordingly, financial statements for prior periods have not been restated to reflect the effect of SFAS 123(R). The Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). In March 2005, the SEC issued SEC SAB No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company elected to adopt the alternative transition method in its adoption of SFAS 123(R). The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.

At June 30, 2007, the Company had five stock option plans and one employee stock participation plan, including the Company’s 1996 Stock Incentive Plan (the “1996 Plan”), 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan (the “ESP Plan”), and

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Non-employee Stock Option Plan. In November 2005, the stockholders approved amendments to the 1996 Plan (1) to increase the authorized shares by 9.5 million shares (2) to provide the ability to grant awards of restricted stock units and restricted stock and (3) to extend the term of the plan through 2015.

The Company’s aggregate stock-based compensation cost for fiscal year 2007 was $353.8 million after accounting for estimated forfeitures and resulted primarily from awards of stock options and restricted stock units under the Company’s 1996 Plan and the extension of terms of certain options and newly granted restricted stock units. Stock-based compensation cost capitalized into inventory was $15.0 million and $17.5 million as of June 30, 2007 and June 24, 2006, respectively.

The following table shows total stock-based compensation expense by type of award and resulting tax effect included in the Consolidated Statements of Income for fiscal years 2007, 2006 and 2005:

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
	(In thousands)
Cost of goods sold
Stock options	$60,527	$59,096	$24,342
Restricted stock units	19,228	501	—
Employee stock purchase plan	1,431	2,543	—

	81,186	62,140	24,342

Research and development expense
Stock options	162,330	119,442	51,435
Restricted stock units	49,727	10,586	—
Employee stock purchase plan	4,672	8,299	—

	216,729	138,327	51,435

Selling, general and administrative expense
Stock options	42,474	46,051	14,537
Restricted stock units	11,941	2,353	—
Employee stock purchase plan	1,431	2,543	—

	55,846	50,947	14,537

Total stock-based compensation expense
Stock options	265,331	224,589	90,314
Restricted stock units	80,896	13,440	—
Employee stock purchase plan	7,534	13,385	—

Pre-tax stock-based compensation expense	353,761	251,414	90,314
Less: Income tax effect	121,539	83,391	29,300

Net stock-based compensation expense	$232,222	$168,023	$61,014

Prior to adopting SFAS 123(R), the Company presented all excess tax benefits resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS 123(R) requires excess tax benefits generated by stock based employee awards to be classified as cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3, 100% of the realized tax benefits generated by employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are treated as excess tax benefits and classified as cash flows from financing activities. Stock based employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. As a result of adopting SFAS 123(R), $8.2 and $44.7 million of realized tax benefits for fiscal years ended June 30, 2007 and June 24, 2006, respectively, have been classified as a financing cash inflow.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Participation Plan (“ESPP”)

The Company’s ESPP, which was previously approved by the Company’s stockholders, permits the grant of up to 18.1 million shares. Under the ESPP, the Company offers stock purchase rights to purchase shares of the Company’s stock at three to twenty-four month intervals at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. Each offering can be no longer than 27 months. The Company’s ESPP does not permit employees to buy more than $25,000 worth of stock annually.

1996 Stock Incentive Plan

The Company’s 1996 Plan, which was previously approved by the Company’s stockholders, permits the grant of up to 127.1 million shares. The 1996 Plan provides for the grant of stock options, restricted stock units and restricted stock. To date, the Company has only issued stock options and restricted stock units. The Company initially granted restricted stock units in fiscal year 2006. Under the 1996 Plan, the exercise price for all stock options will not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1996 Plan, as well as under the Company’s other stock plans described above, generally vest over five years and expire from five to ten years from the date of the grant or such shorter term as may be provided in the agreement.

Restricted Stock Units

Restricted stock units (“RSUs”) generally vest on a quarterly basis over a service period of 12 to 18 months from the issuance date. The restricted stock units represent a promise by the Company to the employees to issue shares of its common stock in the future, provided the vesting criteria have been satisfied. RSUs granted reduce the total number of shares available to grant under the 1996 Plan by a factor of two. To the extent RSUs are returned back to the 1996 Plan, for example, due to cancellations, such RSUs would increase the number of shares available to grant by a factor of two.

On February 1, 2006, the Company filed with the SEC a tender offer statement allowing employees, excluding officers, to exchange outstanding, vested and unexercised employee stock options, granted under the Company’s stock option plans, with an exercise price equal to or greater than $35 per share for RSUs vesting quarterly in four equal installments over the approximate 12-month period from issuance date at a specified exchange rate derived using the Black-Scholes valuation model. In some cases, employees could elect to exchange vested options for RSUs at a specified exchange rate greater than that derived using the Black-Scholes valuation model and these RSUs will vest quarterly in six equal installments over the approximate 18-month period from issuance date. The restricted stock units represent a promise by the Company to the employees to issue shares of its Common Stock in the future, provided the vesting criteria have been satisfied.

On March 1, 2006, the tender offer expired and approximately 11.8 million vested options were exchanged for approximately 2.4 million RSUs in this program. The Company accounted for the exchange as a modification under the provisions of SFAS 123(R). Incremental stock-based compensation expense resulting from the exchange was $20.3 million and is being amortized as a charge to earnings over service periods of 12 to 18 months.

Share-Based Compensation and Other Adjustments resulting from the Blackout Period

On September 8, 2006, the SEC was notified that the Company would delay filing its Annual Report on Form 10K for the fiscal year ended June 24, 2006 due September, 23, 2006 as a result of the ongoing stock option investigation into the Company’s stock option granting practices. As a result of such delay, the Company has suspended the issuance of shares to employees upon exercise of stock options, vesting of restricted stock units or pursuant to planned purchases of stock under the Employee Stock Participation Plan until the Company becomes current with all of its required SEC filings and its registration statements on Form S-8 is declared effective (“Blackout Period”). The Company instituted multiple programs in an attempt to compensate employees during this period, as described below.

RSU Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan “RSU Loan” for common stock that they would have otherwise been able to receive in settlement

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for RSUs that vested during the Blackout Period. The program was not offered to executive officers or the Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company’s stock price appreciates (“SAR”) between the vest date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle restricted stock units vesting during the Blackout Period held by foreign employees. These programs were considered a modification of the restricted stock units triggering a change in the classification from equity to a liability instrument for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid in capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modification. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid in capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company recorded $38.0 million of additional compensation expense in fiscal year 2007. During fiscal year 2007, the Company made cash payments under these programs totaling $35.2 million. The SAR given to domestic employees accepting the loan offer was valued using a Black-Scholes model. The Company recorded additional compensation of $7.7 million from SARs issued in the twelve months ended June 30, 2007.

Other Modifications

Employee Stock Participation Plan

As a result of the aforementioned suspension of the issuance of shares under our Form S-8 registration statements, the September 30, 2006 planned stock purchases under the Company’s ESPP did not occur and all employee contributions made during the September 30, 2006 purchase period were refunded on or about September 28, 2006. The Company ceased withholdings as no future stock purchases can be made until the Company is current with all of its required SEC filings.

The Company had unrecognized compensation expenses of $6.2 million at June 24, 2006 related to its ESPP. In addition, the Company began a new offering period on July 3, 2006 for new plan participants with a fair value of $1.3 million. The Company determined that the contribution refund results in a cancellation of all awards associated with the respective offerings without a concurrent offer to grant a replacement award, which is considered a repurchase for no consideration under SFAS 123(R). Accordingly, the Company recognized compensation expense including the acceleration of all unrecognized compensation expense totaling $7.5 million in the three months ended September 23, 2006. The weighted average grant date fair value of the ESPP awards was $10.38 and $11.99 for fiscal years 2006 and 2005, respectively. At June 30, 2007, a total of 2.2 million shares were reserved and available for issuance under the Company’s ESPP. The Company may not begin a new offering period until it becomes current in filing its periodic reports with the SEC.

Extension of Options that Expire after Reaching 10-Year Contractual Term and Cash Settlements of Expired Options

In September 2006, the Company approved the extension of the terms of vested stock options that expire during the blackout as a result of the expiration of the 10-year contractual term. The extension was considered a modification under SFAS 123(R). The incremental compensation expense of the modification was based on the fair value of the option at the modification date after the extension compared to the fair value of the option prior to modification. The Company recognized additional compensation expense totaling $118.9 million for 8.3 million options in the three months ended September 23, 2006. The stock-based compensation expense adjustment was based on modified vested options held by employees that expired during the period from September 22, 2006 through the end of the Blackout Period.

Extension of Post-Termination Exercise Period

In September 2006, the Company also decided to extend the post-termination exercise period for employees holding vested options granted under the Dallas Semiconductor stock option plans which were assumed by the Company as part of the acquisition of Dallas Semiconductor Corporation, who terminated after September 22, 2006 and whose stock options would expire prior to reaching the 10 year contractual term during the Blackout Period. The extension provided these employees with 90 days to exercise vested options from the end of the Blackout Period. The Company calculated the incremental compensation expense of this modification in accordance with SFAS 123(R) and recognized compensation expense in the quarter ended September 23, 2006 totaling $0.8 million for 0.2 million options for the extension of the options held by these employees terminating employment during the Blackout Period.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Assumptions

The fair value of awards granted under the Company’s 1996 Plan and ESP Plan is estimated on the date of grant using the Black-Scholes valuation model. The Company estimates expected volatility based on market-based implied volatility from traded options on the Company’s stock and its historical stock prices. The Company analyzes historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines dividend yield by dividing the annualized dividends per share by the quarter’s average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. Assumptions are revised as necessary. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimate changes or actual differs from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures of vested stock options.

The fair value of each award granted in fiscal years 2007, 2006 and 2005 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions (the weighted average assumptions for fiscal year 2005 were used in determining amounts for pro forma disclosures under SFAS 123):

	Stock Option Plan
	2007	2006	2005
Expected option holding period (in years)	6.2	5.1	4.5
Risk-free interest rate	4.8%	4.3%	3.3%
Stock price volatility	31%	28%	33%
Dividend yield	2.04%	1.22%	0.90%

	ESP Plan
	2007	2006	2005
Expected option holding period (in years)	n/a	1.1	1.1
Risk-free interest rate	n/a	4.3%	2.5%
Stock price volatility	n/a	29%	33%
Dividend yield	n/a	1.30%	1.00%

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required under the disclosure-only provisions of SFAS 123, the reported net income and earnings per share for fiscal year 2005 has been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense.

Year Ended June 25, 2005
(In thousands, except per share data)
Net income — as reported	$462,277
Add: Total stock-based compensation expense determined under the intrinsic value method, net of tax	59,700
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(186,568)

Net income—pro forma	$335,409

Earnings per share:
As reported
Basic	$1.42

Diluted	$1.35

Pro forma
Basic	$1.03

Diluted	$0.97

Shares used in the calculation of earnings per share:
As reported
Basic	326,239

Diluted	342,466

Pro forma
Basic	326,239

Diluted	344,418

At June 30, 2007, the Company had 3,318,105 shares of its common stock available for issuance to employees and other option recipients under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan, and Supplemental Nonemployee Stock Option Plan.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options that were outstanding and exercisable at June 30, 2007:

	Outstanding Options		Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 27, 2004	93,801,964	$31.84
Options granted	17,760,400	41.32
Options cancelled	(3,451,453)	37.50
Options exercised	(6,517,331)	12.88

Balance at June 25, 2005	101,593,580	34.52
Options granted	13,063,685	37.56
Options cancelled	(6,475,917)	39.11
Options exercised	(18,802,924)	36.86

Balance at June 24, 2006	89,378,424	34.14
Options granted	5,007,323	29.63
Options cancelled	(5,786,292)	38.04
Options exercised	(1,527,356)	11.89

Balance at June 30, 2007	87,072,099	34.01	5.2	$309,857,473

Exercisable at June 30, 2007	48,239,426	31.57	3.8	$264,614,271

Vested and expected to vest at June 30, 2007	84,333,305	33.92	5.2	$307,292,822

(1)

Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on June 29, 2007, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 30, 2007.

The following table summarizes information about stock options that were outstanding and exercisable at June 30, 2007:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$7.06 - $19.99	9,232,053	0.6	$14.51	9,182,336	$14.50
$20.44 - $24.99	9,078,143	3.8	22.30	7,199,767	22.55
$25.35- $29.99	3,266,630	6.7	28.09	1,281,706	27.90
$30.13 - $34.99	20,803,370	5.2	32.98	11,871,908	33.42
$35.16 - $39.99	20,594,620	6.8	37.38	8,666,550	37.36
$40.16. - $44.99	15,129,665	6.7	41.95	3,904,811	41.77
$45.25 - $87.06	8,967,618	5.1	49.36	6,132,348	50.21

	87,072,099	5.2	34.01	48,239,426	31.57

During fiscal years 2007 and 2006, the Company received cash of $25.7 million and $148.8 million from the exercise of stock options and equity awards. The Company issues new shares upon the exercise of options. During fiscal year 2007, the Company granted approximately 5.0 million stock options from its 1996 Plan with an estimated total grant date fair value of $45.9 million. The weighted average grant date fair values of stock options granted during fiscal years 2007, 2006 and 2005 were $9.17, $11.43 and $13.03, respectively. The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $25.6 million, $147.4 million and $192.3 million, respectively. As of June 30, 2007, there was $238.6 million of total unrecognized compensation costs related to 38.8 million unvested stock options expected to be recognized over a weighted average period of approximately 2.2 years.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes outstanding RSUs at June 30, 2007 and RSU activity during fiscal years 2007 and 2006:

	Outstanding RSU Awards	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balance at June 26, 2005	—
Awards granted	6,786,463
Awards released	(562,601)
Awards cancelled	(148,271)

Balance at June 24, 2006	6,075,591
Awards granted	1,982,802
Awards released	(773,238)
Awards cancelled	(627,726)

Balance at June 30, 2007	6,657,429	1.6	$222,424,703

Expected to vest at June 30, 2007	4,346,341	1.5	$145,211,263

(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s common stock on June 29, 2007, the last business day preceding the fiscal year end, multiplied by the number of RSUs outstanding, or expected to vest as of June 30, 2007.

The weighted average grant-date fair value of RSUs granted during fiscal years 2007 and 2006 was $29.54 and $26.38, respectively. No restricted stock units were granted prior to fiscal year 2006. As of June 30, 2007, there was $17.4 million of unrecognized compensation cost related to 4.7 million unvested RSUs, not subject to the RSU Loan Program, which is expected to be recognized over a weighted average period of approximately 2.4 years.

NOTE 4: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding common shares excludes unvested RSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed vesting of outstanding RSUs and assumed issuance of stock under the ESPP using the treasury stock method. As discussed in Note 3, the Company will cash settle vested RSUs during the Blackout Period. These RSUs are considered liability instruments under SFAS 123(R) and as such are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
	(In thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$286,227	$387,701	$462,277

Denominator for basic earnings per share	320,434	323,460	326,239
Effect of dilutive securities:
Stock options, RSUs, and ESPP	9,449	15,167	16,227

Denominator for diluted earnings per share	329,883	338,627	342,466

Earnings per share:
Basic	$0.89	$1.20	$1.42

Diluted	$0.87	$1.14	$1.35

Approximately 63.3 million, 34.4 million, and 27.5 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for fiscal years 2007, 2006, and 2005, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: FINANCIAL INSTRUMENTS

Investments

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company recorded a net unrealized loss of $1.6 million and $11.7 million on available-for-sale investments at June 30, 2007 and June 24, 2006, respectively. There are 20 investments that are in an unrealized loss position at June 30, 2007. The unrealized loss resulted from an increase in interest rates that occurred during fiscal years 2007 and 2006. The Company believes the unrealized loss is temporary as most of the related available-for-sale investments will be held to maturity resulting in cash flow equal to face value. Fair market values are calculated based upon prevailing market quotes at the end of each fiscal year.

Available-for-sale investments at June 30, 2007 were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	( In thousands)
U.S. Treasury securities	$245,470	$—	$(1,249)	$244,221
Federal Agency Debt securities	478,448	1	(384)	478,065

Total available-for-sale investments	$723,918	$1	$(1,633)	$722,286

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Treasury securities	$—	$—	$244,221	$(1,249)	$244,221	$(1,249)
Federal Agency Debt securities	478,065	(383)	—	—	478,065	(383)

	$478,065	$(383)	$244,221	$(1,249)	$722,286	$(1,632)

Available-for-sale investments at June 24, 2006 were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	( In thousands)
U.S. Treasury securities	$680,846	$—	$(11,102)	$669,744
Federal Agency Debt securities	251,212	—	(639)	250,573

Total available-for-sale investments	$932,058	$—	$(11,741)	$920,317

The Company’s interest income and other, net of $61.3 million, $46.4 million and $30.1 million in fiscal years 2007, 2006 and 2005, respectively, includes interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses.

Gross gains and losses realized upon the sale of marketable securities were immaterial during fiscal years 2007, 2006 and 2005, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s portfolio of marketable securities by contractual maturity is as follows:

	June 30, 2007	June 24, 2006
	(In thousands)
Due in one year or less	$722,286	$682,164
Due after one year through three years	—	238,153

Total	$722,286	$920,317

Foreign exchange contracts

At June 30, 2007, and June 24, 2006, the Company held forward exchange contracts, all having maturities of less than six months, to exchange various foreign currencies for U.S. dollars in the amount of $58.8 million and $76.6 million, respectively. The table below summarizes, by currency, the notional amounts of the Company’s forward exchange contracts and net unrealized gain or loss at the end of fiscal years 2007 and 2006. The net unrealized gain or loss approximates the fair market value of these contracts.

	June 30, 2007		June 24, 2006
	Notional Amounts	Unrealized Gains (Losses)	Notional Amounts	Unrealized Gains (Losses)
	(In thousands)
Currency:
Japanese Yen	$30,961	$424	$48,487	$470
British Pound Sterling	12,667	(222)	11,812	166
Euro	14,057	(203)	15,287	(99)
Swiss Franc	1,140	(19)	1,056	6

	$58,825	$(20)	$76,642	$543

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates at year-end. The Company attempts to control credit risk through credit approvals and monitoring procedures. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial in fiscal years 2007, 2006 and 2005.

NOTE 6: INVENTORIES

The components of inventories consist of:

	June 30, 2007	June 24, 2006
	(In thousands)
Raw materials	$24,117	$15,963
Work-in-process	175,746	144,501
Finished goods	62,850	50,431

	$262,713	$210,895

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 30, 2007	June 24, 2006
	(In thousands)
Land	$90,955	$76,596
Buildings and building improvements	367,298	327,877
Machinery and equipment	1,969,353	1,671,552

	2,427,606	2,076,025
Less accumulated depreciation	(996,333)	(911,541)

	$1,431,273	$1,164,484

The Company recorded $101.0 million, $85.2 million and $74.0 million of depreciation expense in fiscal years 2007, 2006 and 2005, respectively.

NOTE 8: IMPAIRMENT OF LONG-LIVED ASSETS

During the fourth quarter of fiscal year 2007, the Company announced it would be transferring certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to Epson’s Sakata, Japan facility. In connection with this move, the Company incurred an asset impairment charge of $10.2 million in the fourth quarter of fiscal year 2007 and in the first quarter of fiscal year 2008 recognized $2.4 million in severance and benefits costs for employee terminations resulting from this decision. These costs were expensed in cost of goods sold in the Company’s consolidated statements of income. The transfer was completed in the second quarter of fiscal year 2008. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of the recoverability of the related manufacturing assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company considered projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. The Company also utilized available data in its assessment of fair values for the assets being evaluated for impairment and estimated the fair value of the manufacturing tools after consideration of various factors including prices on tools lists for wafer manufacturing facilities on sale, tools available on the open market at various resellers, availability of tools in the marketplace, configuration of the respective tools and the age of the tools prior to writing down the related manufacturing assets to their estimated fair values.

NOTE 9: OTHER ASSETS

Other assets consist of:

	June 30, 2007	June 24, 2006
	(in thousands)
Deferred tax assets	$61,027	$36,410
Deposits for property, plant and equipment	17,709	—
Other	26,202	33,527

	$104,938	$69,937

Included in other assets on the Consolidated Balance Sheet at June 30, 2007 was $4.9 million of intellectual property, net of $9.1 million of accumulated amortization and adjustments. Amortization expenses and adjustments for the intellectual property were $1.4 million, $1.4 million and $2.7 million for fiscal years 2007, 2006 and 2005, respectively. The gross carrying amount of the intellectual property is $14.0 million and it is being amortized over ten years, which is its estimated useful life. The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the intellectual property whenever an indicator of impairment exists. There were no indicators of impairment as of June 30, 2007.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the carrying amount of identified assets recorded at June 30, 2007 and assuming no subsequent impairment of the underlying assets, the future amortization expense are expected to be as follows:

(In thousands)	2008	2009	2010	2011	2012
Intellectual property assets:	$1,400	$1,400	$1,400	$734	$—

Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be adversely impacted in the period in which such determination is made.

Also included in other assets in the Consolidated Balance Sheet at June 30, 2007 and June 24, 2006 are loans to employees of approximately $8.4 million and $7.5 million, respectively. These loans are collateralized mainly by employees’ stock options and RSUs . To the extent such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans. These loans are not made to officers of the Company nor for the purchase or exercise of stock options.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Maxim Integrated Products, Inc. Derivative Litigation, Lead Case No. 5:06-cv-03344-JW, which consolidates McKinney v. Beck, et al. (Case No. 06-3344) and Horkay v. Beck, et al. (Case No. 06-3395), City of Pontiac Policemen’s and Firemen’s Retirement System v. Hood, et al. (Case No. 06-03754) and Corey v. Gifford, et al. (Case No. 06-03755); (2) the California Superior Court, Santa Clara County, as Louisiana Sheriffs’ Pension & Relief Fund v. Gifford et al. (Case No. 1-06-CV-065626); and (3) the Delaware Court of Chancery, as Ryan v. Gifford, et al. (Case No. Civ 2213-N). The complaints allege, among other things, that certain of the Company’s current and former executive officers and directors breached their fiduciary duties to Maxim by engaging in alleged wrongful conduct of back-dating stock options as well as violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Legal Proceedings

In the third quarter of fiscal year 2007, we settled ongoing litigation involving trade secret allegations brought by Analog Devices, Inc. (“ADI”) against us, and certain of our employees, relating to analog to digital converters. Under the terms of the settlement agreement, we paid ADI $19.0 million in fiscal year 2007, which amount was accrued in the fourth quarter of fiscal year 2006. We also agreed that for a four year period from the date of settlement, we will not develop new standalone analog to digital converters having certain specified resolutions, speeds and purposes. This restriction does not include the use of analog to digital converters when embedded on the same die with a more comprehensive device, system or functionality.

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

Future annual minimum lease payments for all leased facilities are as follows:

Fiscal Years	(In thousands)
2008	$6,865
2009	6,189
2010	4,686
2011	4,148
2012	3,607
Thereafter	5,773

$31,268

Rental expense amounted to approximately $4.5 million, $4.2 million, and $4.6 million in fiscal years 2007, 2006, and 2005.

Other commitments as of June 30, 2007 totaled approximately $116.0 million mainly consist of royalty obligations for licensed patents and purchase obligations for plant and equipment and certain materials and supplies.

Potential Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of the investigation into its historical stock option granting practices, the Company has determined that a number of its outstanding stock option awards were granted at exercise prices below the fair market value of the Company’s stock on the

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriate accounting measurement date. A significant adverse tax consequence is that the re-measured options vesting after December 31, 2004 or options that are materially modified after October 3, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) (“Section 409A”). Maxim’s option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that Maxim’s action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to Maxim’s ability to cure the options from exposure to Section 409A, and the Company decides to reimburse option holders for such taxes, its results of operations may be materially adversely affected.

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

Indemnifications

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company is required by law in certain jurisdictions to indemnify employees from attorney’s fees and claims for damages arising from claims in the course and scope of their employment. The Company also indemnifies its directors and executive officers to the maximum extent permitted under the laws of the State of Delaware. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim’s historical stock option granting practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. We expense such amounts as incurred.

NOTE 11: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
	(In thousands)
Net income	$286,227	$387,701	$462,277
Change in unrealized gains (losses) on investments, net of tax benefit (expense) of $(3,790) in 2007, $823 in 2006, and $691 in 2005	6,432	(1,401)	(361)
Change in unrealized gains (losses) on forward exchange contracts, net of tax benefit (expense) of $46 in 2007, $111 in 2006, and $(423) in 2005	(79)	(188)	795
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	(6,505)	—	—

Total comprehensive income	$286,075	$386,112	$462,711

Accumulated other comprehensive gains (losses) presented in the Consolidated Balance Sheets at June 30, 2007 and June 24, 2006 consist of net unrealized gains (losses) on available-for-sale investments of $(0.4) million and $(6.8) million,

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, net unrealized gains (losses) on forward exchange contracts of $0.1 million and $0.2 million, respectively, net foreign currency translation adjustments of $(1.5) million and $(1.5) million, respectively and deferred income tax of $(6.5) million and $0.0 million, respectively on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

NOTE 12: INCOME TAXES

The provision for income taxes consisted of the following:

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
	(In thousands)
Federal
Current	$224,026	$243,747	$203,562
Deferred	(108,487)	(68,291)	16,907
State
Current	9,812	9,305	11,637
Deferred	(3,669)	(2,213)	1,066
Foreign
Current	5,596	4,119	3,384
Deferred	175	(871)	—

	$127,453	$185,796	$236,556

Pretax income from the Company’s foreign subsidiaries was approximately $18.1 million, $9.6 million and $14.3 million for the years ended June 30, 2007, June 24, 2006 and June 25, 2005, respectively.

The Company has tax holidays with respect to certain operations in Thailand. The Thailand tax holidays will expire in fiscal year 2012. The impact of the tax holidays on net income was not material for fiscal years 2007, 2006 and 2005.

As of June 30, 2007 the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $5.9 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 30, 2007 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $1.5 million

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Federal statutory rate	35.0%	35.0%	35.0%
State tax, next of federal benefit	0.7	0.7	1.2
General business credits	(1.7)	(0.4)	(0.5)
Export sales benefit	(2.0)	(3.5)	(2.9)
Domestic production deduction benefits	(1.6)	(1.2)	—
Stock-based compensation	1.2	1.2	0.2
Other	(0.8)	0.7	0.9

Income tax rate	30.8%	32.5%	33.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2007	June 24, 2006
	(In thousands)
Deferred tax assets:
Inventory valuation and reserves	$81,967	$65,463
Distributor related accruals and sales return and allowance accruals	16,384	15,172
Deferred revenue	6,061	7,037
Accrued compensation	46,889	46,740
Stock-based compensation	308,278	205,048
Net operating loss carryovers	2,003	2,930
Tax credit carryovers	36,767	40,520
Impairment charge	5,390	6,054
Other reserves and accruals not currently deductible for tax reporting	17,979	22,021
Other	5,310	5,383

Total deferred tax assets	527,028	416,368
Deferred tax liabilities:
Fixed assets cost recovery	(170,454)	(155,122)
Other	(10,686)	(4,061)

Net deferred tax assets before valuation allowance	345,888	257,185
Valuation allowance	(36,911)	(41,480)

Net deferred tax assets	$308,977	$215,705

The decrease in the valuation allowance of $4.6 million in fiscal year 2007 is primarily due to the utilization and recognition of loss and credit carryovers attributable to stock option deductions, the benefit of which was credited to additional paid-in capital when recognized.

The valuation allowance of $36.9 million is primarily attributable to the tax benefits of income tax deductions realized from the exercise of stock options, and when realized, will be recorded as a credit to additional paid-in-capital.

As of June 30, 2007, the Company has $31.8 million of state net operating loss carryforwards expiring at various dates between fiscal years 2018 and 2022, $7.1 million of state credit carryforwards expiring at various dates between fiscal years 2007 and 2026 and $49.4 million of state credit carryforwards with no expiration date.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on July 1, 2007 and applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying FIN 48 was a $9.4 and $19.2 million decrease to retained earnings and additional paid in capital, respectively, at the beginning of fiscal year 2008.

The Internal Revenue Service (“IRS”) is conducting an audit of our fiscal year 2005 and 2006 income tax returns. The IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
	(In thousands)
United States	$463,106	$417,529	$441,948
China	581,882	505,933	373,890
Japan	194,811	177,984	165,409
Rest of Asia	366,064	376,312	329,305
Europe	360,669	328,369	316,136
Rest of World	42,592	50,818	45,046

	$2,009,124	$1,856,945	$1,671,734

Net long-lived assets by geographic region were as follows:

	June 30, 2007	June 24, 2006
	(In thousands)
United States	$1,107,743	$908,552
Philippines	204,354	178,502
Rest of World	119,176	77,430

	$1,431,273	$1,164,484

NOTE 14: COMMON STOCK REPURCHASES

From fiscal years 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. During fiscal years 2006 and 2005, the Company repurchased its common stock approximately 15.6 million and 4.1 million shares, respectively, for $580.4 million and $168.5 million, respectively. As of June 24, 2006, approximately 7.8 million shares remained available under the repurchase authorization.

During fiscal year 2007, the Company repurchased approximately 2.1 million shares of its common stock for $60.8 million. As of June 30, 2007 approximately 5.7 million shares remained available for repurchase under the repurchase authorizations, which have no expiration date. In connection with the stock options investigation, the Company suspended repurchases of stock under this program as of September 23, 2006.

NOTE 15: BENEFITS

The Company and its former CEO, Mr. Gifford, have entered into a deferred compensation plan, pursuant to which the Mr. Gifford deferred receipt of a portion of his cash compensation. Deferred compensation bears interest at a rate equal to the interest rate that employees of the Company are required to pay the Company under the Company’s employee loan program (4% in fiscal year 2007). Compensation deferred on or prior to December 31, 2004, including interest, is payable (i) upon the Mr. Gifford’s termination as an employee or service provider to the Company, in approximately equal quarterly installments over a five-year period, (ii) upon his death, to his designated beneficiary, in a lump sum payment as soon as administratively possible, or (iii) in the event of an unforeseeable emergency. In addition, the Board of Directors of the Company have the discretion to accelerate the distribution of the portion of the Mr. Gifford’s account that was earned and vested as of December 31, 2004 with the written consent of Mr. Gifford. In June 2006, the Board of Directors, with Mr. Gifford’s consent, authorized the acceleration of the distribution of amounts deferred in the Mr. Gifford’s account on December 31, 2004 such that it would be paid in 15 quarterly

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

installments starting on September 21, 2006 through March 18, 2010. Compensation deferred after December 31, 2004, including interest, is payable under the same terms and conditions as compensation deferred on or prior to December 31, 2004, except to the extent that those terms and conditions would cause a violation of Section 409A of the Internal Revenue Code, as supplemented by any guidance issued by the Internal Revenue Service thereunder. Mr. Gifford resigned from the Company on December 31, 2006. He continued his employment with the Company as a part-time strategic advisor until January 26, 2007. During fiscal year 2007, the Company distributed $25.5 million from his deferred compensation balance to Mr. Gifford. As of June 30, 2007 and June 24, 2006, Mr. Gifford’s deferred compensation balances, including interest thereon, totaled $6.9 million and $29.6 million, respectively, which is included in accrued salary and related expenses in the Consolidated Balance Sheets.

The Company’s former CEO resigned in fiscal year 2007. As part of his resignation, he was provided with certain retirement benefits which included office space, administrative assistance, and health benefits. In accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefit (SFAS 112), the Company recorded a charge for the net present value of these benefits of $3.1 million in fiscal year 2007. Accrued in other liabilities in the Consolidated Balance Sheet at June 30, 2007 is $3.0 million for such benefits.

NOTE 16: SUBSEQUENT EVENTS

In September 2007, as a result of changes in NASDAQ regulations, the Company decided to cash settle all options expiring as a result of the expiration of the 10 year contractual term during the Blackout Period (“goodwill payment”) based a price determined by a formula approved by the Board of Directors. The cash payment is subject to the option holder executing a release of all claims relating to the option. The goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid in capital to accrued salaries and related expenses of $126.8 million and incremental compensation expenses of $27.5 million during the first fiscal quarter of 2008. The Company made goodwill payments totaling $117.3 million in fiscal 2008.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2007	6/30/2007	3/24/2007	12/23/2006	9/23/2006
	Unaudited
	(In thousands, except percentages and per share data)
Net revenues	$532,370	$476,556	$497,453	$502,745
Cost of goods sold	209,454	190,286	189,270	203,687

Gross margin	$322,916	$286,270	$308,183	$299,058
Gross margin %	60.7%	60.1%	62.0%	59.5%

Operating income	$123,168	$86,269	$126,846	$16,130
% of net revenues	23.1%	18.1%	25.5%	3.2%

Net income	$92,254	$76,068	$97,568	$20,338

Earnings per share
Basic	$0.29	$0.24	$0.30	$0.06

Diluted	$0.28	$0.23	$0.30	$0.06

Shares used in the calculation of earnings per share
Basic	320,553	320,553	320,553	320,068

Diluted	330,167	330,365	329,620	328,210

Dividends declared per share	$0.156	$0.156	$0.156	$0.156

The following table presents details of the total stock-based compensation expense that is included in the quarterly financial data above:

	Quarter Ended
	6/30/2007	3/24/2007	12/23/2006	9/23/2006
	(In thousands)
Cost of goods sold	$14,158	$14,784	$15,685	$36,559
Research and development expenses	33,968	32,827	34,808	115,126
Selling, general and administrative expenses	9,371	(3,405)	11,680	38,200

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2006	6/24/2006	3/25/2006	12/24/2005	9/24/2005
	Unaudited
	(In thousands, except percentages and per share data)
Net revenues	$509,160	$478,170	$445,520	$424,095
Cost of goods sold	180,388	163,813	152,315	142,031

Gross margin	$328,772	$314,357	$293,205	$282,064
Gross margin %	64.6%	65.7%	65.8%	66.5%

Operating income	$130,377	$147,029	$132,943	$115,150
% of net revenues	25.6%	30.7%	29.8%	27.2%

Income before cumulative effect of a change in accounting principle	$96,142	$107,110	$97,671	$85,135
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	—	1,643

Net income	$96,142	$107,110	$97,671	$86,778

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.30	$0.33	$0.30	$0.26
Cumulative effect of a change in accounting principle	—	—	—	0.01

Basic net income per share	$0.30	$0.33	$0.30	$0.27

Diluted:
Before cumulative effect of a change in accounting principle	$0.29	$0.32	$0.29	$0.25
Cumulative effect of a change in accounting principle	—	—	—	—

Diluted net income per share	$0.29	$0.32	$0.29	$0.25

Shares used in the calculation of earnings per share:
Basic	320,985	320,686	323,935	327,959

Diluted	333,437	336,120	338,739	346,693

Dividends declared per share	$0.125	$0.125	$0.125	$0.100

The following table presents details of the total stock-based compensation expense that is included in the quarterly financial data above:

	Quarter Ended
	6/24/2006	3/25/2006	12/24/2005	9/24/2005
	(In thousands)
Cost of goods sold	$13,883	$14,550	$16,314	$17,393
Research and development expenses	38,914	32,218	31,637	35,558
Selling, general and administrative expenses	12,778	13,551	12,617	12,001

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maxim Integrated Products, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and June 24, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3, on June 26, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 30, 2008 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 30, 2008

MAXIM INTEGRATED PRODUCTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(In thousands)
Doubtful accounts
Year ended June 30, 2007	$4,712	$552	$375	$4,889
Year ended June 24, 2006	$3,869	$844	$1	$4,712
Year ended June 25, 2005	$4,920	$(489)	$562	$3,869

(1)	Uncollectible accounts written off.

SIGNATURE

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
A.R. Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm

Deloitte & Touche LLP

San Jose, California

Registrar/Transfer Agent

Computershare .

Canton, Massachusetts

Corporate Headquarters

120 San Gabriel Drive

Sunnyvale, California 94086

(408) 737-7600

Stock Listing

At July 1, 2008, there were 1,151 stockholders of record of the Company’s common stock as reported by Computershare. Maxim common stock is currently traded over the counter on the Pink OTC Markets under the symbol, MXIM.PK.

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company, as amended

3.4(a) (14)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.4(a) and 3.4(b)

10.5 (1)	Amended and Restated Employment Agreement between John F. Gifford and the Company dated as of February 17, 1994(A)

10.6 (4)	Agreement between John F. Gifford and the Company dated as of March 7, 1991(A)

10.7(5)	Deferred Compensation Agreement between John F. Gifford and the Company dated as of March 13, 1993(A)

10.7(a) (15)	Consent Letter dated June 9, 2006 from John F. Gifford to the Company in relation to his Deferred Compensation Agreement dated as of March 13, 1993(A)

10.8 (6)	The Company’s Forms of Indemnity Agreement(A)

10.11 (1)	The Company’s Incentive Stock Option Plan, as amended(A)

10.12 (7)	The Company’s 1987 Supplemental Stock Option Plan, as amended(A)

10.13 (7)	The Company’s Supplemental Nonemployee Stock Option Plan, as amended(A)

10.14 (8)	The Company’s 1987 Employee Stock Participation Plan, as amended(A)

10.15 (7)	The Company’s 1988 Nonemployee Director Stock Option Plan, as amended(A)

10.16 (9)	The Company’s 1996 Stock Incentive Plan, as amended (A)

10.17 (10)	Dallas Semiconductor Corporation – 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder(A)

10.18 (10)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder(A)

10.19 (10)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended (A)

EXHIBIT INDEX

Exhibit Number	Description
10.21 (10)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended(A)

10.22 (10)	Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated May 20, 1999, as amended(A)

10.23 (10)	Employment Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated April 11, 2001 (A)

10.24 (10)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended

10.26 (10)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)

10.27 (10)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options(A)

10.28 (10)	Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended(A)

10.29 (10)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers(A)

10.30 (11)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company’s 1996 Stock Incentive Plan(A)

10.31 (12)	Form of Restricted Stock Unit Agreement under the Company’s 1996 Stock Incentive Plan(A)

10.31 (13)	Cash Bonus Plan in effect for Officers(A)

10.32 (15)	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993(A)

10.33 (15)	Employment Agreement between the Company and Vijay Ullal dated as of April 1, 1995(A)

10.34 (15)	Employment Agreement between the Company and Pirooz Parvarandeh dated as of November 1, 1994(A)

10.35 (15)	Employment Agreement between the Company and Richard Hood dated as of April 1, 1995(A)

10.36 (16)	Memorandum of Understanding between the Company and Jack Gifford dated January 5, 2007(A)

10.37 (16)	Letter of Resignation dated January 26, 2007 from Jack Gifford to the Company(A)

EXHIBIT INDEX

Exhibit Number	Description
10.38 (16)	Severance Agreement and Release dated February 2, 2007 between the Company and Carl Jasper(A)

10.39	Employment Letter Agreement between the Company and Alan Hale dated as of June 7, 2007(A)

14 (17)	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company

24.1	Power of Attorney (see page 105)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(2)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to Exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1991.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 No. 33-19561 and to the Company’s Annual Report on Form 10-K for the year ended June 25, 2005.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 27, 1998.
(8)	Incorporated by reference to the Appendix B in the Company’s Proxy Statement for a Meeting of its stockholders held on November October 18, 2004.

(9)

Incorporated by reference to the Company’s Proxy Statement filed as of October 7, 2005, as amended by that certain amendment to Proposal 2 in the Proxy Statement filed as of November 3, 2005, in connection with the Company’s Annual Meeting of Stockholders held on November 10, 2005.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 8, 2006.
(12)	Incorporated by reference to the Company’s Tender Offer Statement on Form SC-TO-I filed on February 1, 2006.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 27, 1998 as Exhibit 10.17.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2006.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 24, 2006.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 25, 2005.