Form 10-Q
period 2007-09-29
MAXIM INTEGRATED PRODUCTS INC
filed 2008-09-30
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class: Common Stock,	Outstanding at September 1, 2008
$0.001 par value	320,553,460 shares

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 29, 2007	June 30, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$813,673	$577,068
Short-term investments	535,292	722,286

Total cash, cash equivalents and short-term investments	1,348,965	1,299,354

Accounts receivable, net	275,383	244,998
Inventories	261,018	262,713
Deferred tax assets	235,120	247,953
Other current assets	9,529	15,555

Total current assets	2,130,015	2,070,573

Property, plant and equipment, net	1,469,744	1,431,273
Other assets	142,310	104,938

TOTAL ASSETS	$3,742,069	$3,606,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,338	$93,773
Income taxes payable	53,459	70,302
Accrued salary and related expenses	338,662	195,494
Accrued expenses	72,195	71,694
Deferred income on shipments to distributors	21,727	23,641

Total current liabilities	591,381	454,904

Other liabilities	32,460	19,946
Income taxes payable	101,945	—

Total liabilities	725,786	474,850

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock	—	—
Common stock	321	321
Additional paid-in capital	176,177	292,603
Retained earnings	2,847,351	2,847,281
Accumulated other comprehensive loss	(7,566)	(8,271)

Total stockholders’ equity	3,016,283	3,131,934

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,742,069	$3,606,784

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 29, 2007	September 23, 2006
	(Amounts in thousands, except per share data)
Net revenues	$524,081	$502,745
Cost of goods sold	206,515	203,687

Gross margin	317,566	299,058
Operating expenses:
Research and development	150,833	213,237
Selling, general and administrative	57,194	69,691

Total operating expenses	208,027	282,928

Operating income	109,539	16,130
Interest income and other, net	17,354	13,389

Income before provision for income taxes	126,893	29,519
Provision for income taxes	43,267	9,181

Net income	$83,626	$20,338

Earnings per share:
Basic	$0.26	$0.06

Diluted	$0.25	$0.06

Shares used in the calculation of earnings per share:
Basic	320,553	320,068

Diluted	328,873	328,210

Dividends declared per share	$0.188	$0.156

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	September 29, 2007	September 23, 2006
	(in thousands)
Cash flows from operating activities:
Net income	$83,626	$20,338
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	72,653	189,885
Depreciation and amortization	30,345	24,347
Deferred taxes	(8,461)	(48,150)
Tax benefit related to stock-based compensation	275	2,216
Excess tax benefit related to stock-based compensation	(3)	(8,143)
Changes in assets and liabilities:
Accounts receivable	(30,385)	823
Inventories	1,586	(12,959)
Other current assets	5,613	(363)
Accounts payable	51	(8,456)
Income tax payable	39,439	45,662
Deferred income on shipments to distributors	(1,914)	1,126
All other accrued liabilities	(17,423)	7,566

Net cash provided by operating activities	175,402	213,892

Cash flows from investing activities:
Additions to property, plant and equipment	(56,953)	(94,909)
Other non-current assets	934	3,380
Acquisition	(754)	—
Purchases of available-for-sale securities	(107,112)	(302,399)
Proceeds from sales/maturities of available-for-sale securities	295,767	301,491

Net cash provided by (used in) investing activities	131,882	(92,437)

Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	3	8,143
Payments on mortgage liability	(10)	—
Cash settlement of vested restricted stock units	(1,531)	—
Payouts under the RSU loan program	(9,037)	—
Issuance of common stock	—	25,674
Repurchase of common stock	—	(60,767)
Dividends paid	(60,104)	(50,020)

Net cash used in financing activities	(70,679)	(76,970)

Net increase in cash and cash equivalents	236,605	44,485
Cash and cash equivalents:
Beginning of period	577,068	422,333

End of period	$813,673	$466,818

Supplemental disclosures of cash flow information:
Income tax paid	$12,012	$9,505

Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$35,014	$64,688

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended September 29, 2007 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The Company has a 52-to-53 week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2007 was 53 week fiscal year. Fiscal year 2008 is 52 week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FASB Interpretation No. 48 on July 1, 2007 and applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying FIN 48 was a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In addition, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP No.157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial condition, results of operations and liquidity.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on the Company’s consolidated financial position or results of operations.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 29, 2007 and September 23, 2006:

	Three Months Ended
	Sept. 29 2007	Sept. 23 2006
	(in thousands)
Cost of goods sold
Stock options	$11,147	$31,168
Employee stock purchase plan	—	1,431
Restricted stock units	4,515	3,960

	15,662	36,559

Research and development expense
Stock options	32,464	99,148
Employee stock purchase plan	—	4,672
Restricted stock units	11,340	11,306

	43,804	115,126

Selling, general and administrative expense
Stock options	10,297	34,178
Employee stock purchase plan	—	1,431
Restricted stock units	2,890	2,591

	13,187	38,200

Total stock-based compensation expense
Stock options	53,908	164,494
Employee stock purchase plan	—	7,534
Restricted stock units	18,745	17,857

Pre-tax stock-based compensation expense	72,653	189,885
Less: Income tax effect	25,597	65,736

Net stock-based compensation expense	$47,056	$124,149

Compensation cost capitalized as part of inventory as of September 29, 2007 and June 30, 2007 was $14.9 million and $15.0 million, respectively.

SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, 100% of the realized tax benefits generated by stock based employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as excess tax benefits. Stock-based employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. The Company recorded $0.0 million and $8.1 million of excess tax benefits as financing cash inflows for the three months ended September 29, 2007 and September 23, 2006, respectively.

Share-Based Compensation and Other Adjustments Resulting From the Blackout Period

On September 8, 2006, the SEC was notified that the Company would delay filing its Annual Report on Form 10-K for the fiscal year ended June 24, 2006 due September 23, 2006 as a result of the ongoing stock option investigation into the Company’s historical stock option granting practices. As a result of such delay, the Company has suspended the issuance of shares to employees upon exercise of stock options, vesting of restricted stock units or pursuant to planned purchases of stock under the Employee Stock Participation Plan until the Company becomes current with all of its required SEC filings and its registration statements on Form S-8 are declared effective (“Blackout Period”). The Company instituted multiple programs in an attempt to make employees whole during this period, as described below.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Unit (“RSU”) Loan Program

In October 2006 the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan (“RSU Loan”) for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or the Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company’s stock price appreciates (“SAR”) between the vest date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle RSUs vesting during the Blackout Period held by foreign employees. The aforementioned loan offers were considered modifications of the RSUs triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid in capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid in capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company made cash payments of $9.0 million pursuant to the RSU loan program and $1.5 million for settlement of RSUs held by foreign employees during the three months ended September 29, 2007 as a result of this program.

During the three months ended September 29, 2007 the Company recorded additional compensation expenses of $13.9 million and reclassifications from additional paid-in capital to accrued salary and related expenses of $1.7 million. The SAR given to domestic employees accepting the loan offer was valued using the Black-Scholes model at the grant date. The Company recorded additional compensation expenses of $2.0 million from fully vested SARs in the three months ended September 29, 2007.

Other Modifications

Employee Stock Participation Plan (“ESPP”)

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

Extension of Options that Expire after Reaching 10 Year Contractual Term and Cash Settlements of Such Expired Options

In September 2006, the Company approved the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term. The extension was considered a modification under SFAS 123(R). The incremental compensation expense of the modification was based on the fair value of the option at the modification date after the extension compared to the fair value of the options prior to modification. The Company recognized additional compensation expense totaling $118.9 million for 8.3 million options in the three months ended September 23, 2006. The stock-based compensation expense adjustment was based on modified vested options held by employees that expired during the period from September 22, 2006 through the end of the Blackout Period.

In September 2007 as a result of changes in NASDAQ regulations the Company decided to cash settle all options expiring during the Blackout Period (“goodwill payment”) based on the price at which 10% of the daily close prices of the Company’s common stock fall above this price for trading days from August 7, 2006 (the date on which the Company initiated a trading blackout on officers and other individuals) through the expiration date of the option. The

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

cash payment is subject to the option holder executing a release of all claims relating to the option. The goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid-in capital to accrued salaries and related expenses of $126.8 million and incremental compensation expenses of $27.5 million. At the end of each period, the Company will recognize any change in fair value of the options in its consolidated statements of income in the period of change until the options are settled.

Extension of Post-Termination Exercise Period

In September 2006, the Company also decided to extend the post-termination exercise period for employees holding vested options granted under the Dallas Semiconductor stock option plans, which were assumed by the Company as part of its acquisition of Dallas Semiconductor Corporation, who were terminated after September 22, 2006 and whose stock options would expire prior to reaching the 10 year contractual term during the Blackout Period. The extension provided these employees with 90 days to exercise vested options from the end of the Blackout Period. The Company calculated the incremental compensation expense of this modification in accordance with SFAS 123(R) and recognized compensation expense in the first quarter of its fiscal year 2007 totaling $0.8 million for 0.2 million options for the extension of the options held by these employees terminating employment during the Blackout Period.

Fair Value

The fair value of share-based awards granted to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended
	September 29, 2007	September 23, 2006
Expected option holding period (in years)	6.5	6.2
Risk-free interest rate	4.8%	5.0%
Stock price volatility	33%	31%
Dividend yield	2.4%	2.1%

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options on the Company’s stock except for the period during the Company’s black-out where the Company used historical stock prices to calculate volatilities. The Company analyzes historical exercise patterns of relatively homogeneous groups of employees to estimate expected holding period. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the quarter’s average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or the actual forfeitures differ from those estimates.

The weighted-average fair value of stock options granted during the first quarter of fiscal year 2008 and 2007 was $9.97 and $8.24 per share, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

STOCK OPTION PLANS

Stock Options and Restricted Stock Units

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 29, 2007 and their activity during the period then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(¹)
Balance at June 30, 2007	87,072,099	$34.01
Options granted	670,700	31.42
Options exercised	—	—
Options cancelled	(3,700,089)	17.02

Balance at September 29, 2007	84,042,710	34.73	5.2	$155,569,679

Exercisable, September 29, 2007	47,710,990	32.92	3.8	$141,504,743

Vested and expected to vest, September 29, 2007	81,477,396	34.66	5.1	$161,507,952

(1)

Aggregate intrinsic value for stock options represents the difference between exercise price and the closing price per share of the Company’s common stock on September 29, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 29, 2007.

As of September 29, 2007, there was $209.6 million of unrecognized stock compensation related to 36.3 million unvested stock options which is expected to be recognized over a weighted average period of approximately 2.0 years.

The following table summarizes outstanding and vested restricted stock units (“RSUs”) as of September 29, 2007 and their activity during the period then ended:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(¹)
Balance at June 30, 2007	6,657,429
Restricted stock units granted	541,686
Restricted stock units released	—
Restricted stock units cancelled	(140,925)

Balance at September 29, 2007	7,058,190	1.7	$207,157,876

Expected to vest, September 29, 2007	4,103,173	1.6	$120,428,140

(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s stock on September 29, 2007, multiplied by the number of RSUs outstanding or expected to vest as of September 29, 2007.

As of September 29, 2007, there was $14.8 million of unrecognized compensation expense related to 4.4 million unvested RSUs, not subject to the RSU Loan Program, which is expected to be recognized over a weighted average period of approximately 2.6 years.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4: INVENTORIES

The components of inventories consist of:

	September 29, 2007	June 30, 2007
	(in thousands)
Raw materials	$21,723	$24,117
Work-in-process	183,509	175,746
Finished goods	55,786	62,850

	$261,018	$262,713

Inventory write downs were $8.6 million and $7.0 million for the three months ended September 29, 2007 and September 23, 2006, respectively.

NOTE 5: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding common shares excludes unvested RSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of stock under the ESPP using the treasury stock method. As discussed in Note 3, the Company will cash settle options that are expected to expire (reach the ten year contractual term) during the Blackout Period and cash settle vested RSUs. These options and RSUs are considered liability instruments under SFAS 123(R) and as such are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 29, 2007	September 23, 2006
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$83,626	$20,338

Denominator for diluted earnings per share	320,553	320,068
Effect of dilutive securities:
Stock options, RSUs, and ESPP	8,320	8,142

Denominator for diluted earnings per share	328,873	328,210

Earnings per share:
Basic	$0.26	$0.06

Diluted	$0.25	$0.06

Approximately 65.3 million and 67.0 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ended September 29, 2007 and September 23, 2006, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6: SHORT-TERM INVESTMENTS

All short-term investments at September 29, 2007 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income and other, net” in the Condensed Consolidated Statements of Income.

NOTE 7: SEGMENT INFORMATION

The Company operates and tracks its results as one reportable segment. The Company designs, develops, manufactures and markets a broad range of analog integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

The Company has fifteen operating segments which aggregate into one reportable segment under SFAS 131. Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

•	the sale of analog and mixed signal integrated circuits is the primary source of revenue for each of the Company’s fifteen operating segments;

•	the integrated circuits sold by each of the Company’s operating segments are manufactured using similar semiconductor manufacturing processes;

•	the integrated circuits marketed by each of the Company’s operating segments are sold to the same types of customers; and

•	all of the Company’s integrated circuits are sold through a centralized sales force and common wholesale distributors.

All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model. The causes for variation among the Company’s operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes its operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customers’ ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 29, 2007	September 23, 2006
	(in thousands)
United States	$103,834	$114,289
China	179,200	133,962
Japan	45,741	49,293
Rest of Asia	94,588	102,089
Europe	89,105	90,290
Rest of World	11,613	12,822

	$524,081	$502,745

Net long-lived assets by geographic region were as follows:

	September 29, 2007	June 30, 2007
	(in thousands)
United States	$1,129,321	$1,107,743
Philippines	202,484	204,354
Rest of World	137,939	119,176

	$1,469,744	$1,431,273

NOTE 8: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended
	September 29, 2007	September 23, 2006
	(in thousands)
Net income, as reported	$83,626	$20,338
Change in unrealized gains on investments, net of tax benefit (expense) of $(590) and $(1,973), respectively	1,027	3,270
Change in unrealized losses on forward exchange contracts, net of tax benefit (expense) of $151 and $82, respectively	(262)	(140)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	(60)	(1,162)

Total comprehensive income	$84,331	$22,306

Accumulated other comprehensive gains (losses) presented in the Condensed Consolidated Balance Sheets as of September 29, 2007 and June 30, 2007 consist of net unrealized gains (losses) on available-for-sale investments of $0.7 million and $(0.4) million, respectively, net unrealized gains (losses) on forward exchange contracts of $(0.2) million and $0.1 million, respectively, net foreign currency translation gain (loss) adjustments of $(1.5) million and $(1.5) million, respectively and deferred income tax of $(6.6) million and $(6.5) million, respectively, on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

NOTE 9: INCOME TAXES

The effective income tax rate for the three months ended September 29, 2007 and September 23, 2006 was 34.1% and 31.1%, respectively. The increase in the effective tax rate was primarily due to the final phase out of the

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

extraterritorial income exclusion by the American Jobs Creation Act of 2004 and the expiration of the Federal research tax credit on December 31, 2007. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits generated by the research and development credit and the domestic production activities deduction.

The Company’s net deferred tax asset at September 29, 2007 was $334.1 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

On July 1, 2007, the Company adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The Company has historically classified unrecognized tax benefits as income taxes payable, which was included within the current liabilities section of the Company’s Condensed Consolidated Balance Sheet or as a reduction to deferred tax assets to the extent that the unrecognized tax benefits related to net operating loss or tax credit carryforwards. As a result of the adoption of FIN 48, the Company now classifies unrecognized tax benefits as a current liability to the extent that settlement is anticipated within one year, as a non-current liability to the extent that settlement is anticipated beyond one year, or as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets such as operating loss or tax credit carryforwards.

The Company evaluated and assessed its tax positions under the recognition and measurement guidelines of FIN 48. The adoption of FIN 48 resulted in an increase to the Company’s contingent tax liability reserves of $28.6 million. Of this amount, approximately $9.4 million was accounted for as a reduction to beginning retained earnings and approximately $19.2 million as a reduction to additional paid-in capital. The amount of unrecognized tax benefits as of the date of adoption of FIN 48 was $123.6 million, excluding interest and penalties of $9.8 million. Of this amount, $61.3 million relates to unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate and the remaining $62.3 million relates to unrecognized tax benefits that, if recognized, would be credited to additional paid-in capital.

The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense, which is consistent with its methodology prior to the adoption of FIN 48. The amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $9.8 million. The amount of interest and penalties accrued during the three months ended September 29, 2007 was $1.6 million.

A summary of the tax years that remain subject to examination, as of September 29, 2007, for the Company’s major jurisdictions are:

United States - Federal	2004 - forward
United States - Various States	2003 - forward
Japan	2007 - forward
Philippines	2005 - forward
Thailand	2003 - forward
United Kingdom	2007 - forward

The Company has various state income tax returns that are currently being examined by the state taxing authorities. Management expects that these examinations will conclude within the next 12 months and that as a result unrecognized tax benefits could reasonably be expected to decline by between $4.1 million and $5.1 million within the next 12 months.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company. These derivative lawsuits were filed in: (1) the U.S. District Court

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of business. The Company does not believe that the ultimate outcome of matters arising in the normal course of business will have a material adverse effect on the financial position of the Company.

Potential Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of the Company’s investigation into its historical stock option granting practices, the Company has determined that a number of its outstanding stock option awards were granted at exercise prices below the fair market value of its stock on the appropriate accounting measurement date. A significant adverse tax consequence is that the re-measured options vesting after December 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) (“Section 409A”). The Company’s option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that Maxim’s action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to the Company’s ability to cure the options from exposure to Section 409A, and the Company decides to reimburse its option holders for such taxes, the Company’s results of operations may be materially adversely affected.

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

NOTE 11: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims and general liability in the amount of $15.2 million and $14.5 million, are included in accrued expenses in the Condensed Consolidated Balance Sheets as of September 29, 2007 and June 30, 2007, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims included in accrued salary and salary related expenses in the Condensed Consolidated Balance Sheets were immaterial as of September 29, 2007 and June 30, 2007.

NOTE 12: COMMON STOCK REPURCHASES

From fiscal years 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. As of September 29, 2007, approximately 5.7 million shares remained available for repurchase under the repurchase authorization approved by the Board of Directors, which has no expiration date.

The Company repurchased 2.1 million shares of its common stock for $60.8 million during the first quarter of fiscal year 2007. Common stock repurchased is retired and is not held as treasury stock.

In connection with the stock options investigation, the Company suspended repurchases of stock under this program as of September 23, 2006.

NOTE 13: BENEFITS

The Company and the former Chief Executive Officer (“CEO”) entered into a deferred compensation plan, pursuant to which the CEO deferred receipt of a portion of his cash compensation. Deferred compensation bears interest and was payable to the CEO over a stipulated period. On December 31, 2006, John F. Gifford retired from his positions as Company President, Chief Executive Officer, and Chairman of the Board of Directors. On January 5, 2007, the Company and Mr. Gifford entered into a Binding Memorandum of Understanding (“MOU”) which superseded the employment agreement and amended the deferred compensation plan previously entered into between the Company and Mr. Gifford. He remained with the Company on a part-time basis as a strategic advisor until January 26, 2007. In connection with the MOU, the Company recorded a $3.1 million post-retirement obligation for Mr. Gifford. In addition, in January 2007, the Company paid Mr. Gifford $22.4 million, representing the vested balance of his deferred compensation account. As of September 29, 2007 and June 30, 2007, the deferred compensation balances, including interest thereon, totaled $6.9 million and $6.9 million, respectively, which is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

The Company’s former CEO resigned in fiscal year 2007. As part of his resignation, he was provided with certain retirement benefits which included office space, administrative assistance, and health benefits. In accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefit, the Company recorded a charge for the net present value of these benefits of $3.1 million in fiscal year 2007. Included in other liabilities in the Consolidated Balance Sheets at September 29, 2007 and June 30, 2007 was $2.9 million and $3.0 million, respectively, for such benefits.

As a result of the Company’s historical acquisition of Dallas Semiconductor, the Company assumed responsibility associated with certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors. The policies are owned by the individuals with the Company maintaining a limited collateral assignment on each policy. As a result of the adoption of EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, during the first quarter of 2008, the Company recognized a $14.1 million cumulative effect adjustment to retained earnings. The Company had $6.4 million included in other assets as of September 29, 2007 associated with the limited collateral assignment to the policies. The Company had a $13.2 million obligation included in other liabilities as of September 29, 2007 related to the anticipated continued funding associated with these policies.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14: OTHER ASSETS

The components of other assets consist of:

	September 29, 2007	June 30, 2007
	(in thousands)
Deferred tax assets	$98,972	$61,027
Deposits for property, plant and equipment	17,709	17,709
Other	25,629	26,202

	$142,310	$104,938

NOTE 15: SUBSEQUENT EVENTS

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues, valuation of inventories, which impacts costs of goods sold and gross margins, the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets, accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses, accounting for income taxes, which impacts the income tax provision, and assessment of contingencies, which impacts charges recorded in cost of goods sold and selling, general and administrative expenses. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $524.1 million and $502.7 million for the three months ended September 29, 2007 and September 23, 2006, respectively, an increase of 4.2%. The increase in net revenues for the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 was primarily due to increased unit shipments of approximately 10%, offset by a change in product mix related to increased sales of products with lower average selling prices.

During the three months ended September 29, 2007 and September 23, 2006, approximately 80% and 77%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months ended September 29, 2007 and September 23, 2006 was immaterial.

Gross Margin

Our gross margin percentage was 60.6% and 59.5% for the three months ended September 29, 2007 and September 23, 2006, respectively. The gross margin percentage for the three months ended September 29, 2007 as compared to the three months ended September 23, 2006, increased primarily due to a decrease of $20.9 million stock-based compensation. This decrease was primarily due to stock based compensation recorded in the three months ended September 23, 2006 due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. The above was offset by an increase of $1.6 million in inventory write downs for inventories in excess of demand during the three months ended September 29, 2007 as compared to the three months ended September 23, 2006. Inventory write downs were $8.6 million and $7.0 million for the three months ended September 29, 2007 and September 23, 2006, respectively. In addition, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage for the three months ended September 29, 2007 as compared to the three months ended September 23, 2006.

Research and Development

Research and development expenses were $150.8 million and $213.2 million for the three months ended September 29, 2007 and September 23, 2006, respectively, which represented 28.8% and 42.4% of net revenues, respectively. The decrease in research and development expenses was primarily due to decreased stock-based compensation. Stock-based compensation decreased by $71.3 million primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. The above decrease was offset by a $13.1 million increase in salary and related expenses primarily from salary increases and hiring additional engineers to support our research and development and process development efforts for the three months ended September 29, 2007 as compared to the three months ended September 23, 2006.

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

Selling, General and Administrative

Selling, general and administrative expenses were $57.2 million and $69.7 million for the three months ended September 29, 2007 and September 23, 2006, respectively, which represented 10.9% and 13.9% of net revenues, respectively. The decrease in selling, general, and administrative expenses for the three months ended September 29, 2007 as compared to the three months ended September 23, 2006 was primarily due to the decrease of stock-based compensation expenses. Stock-based compensation decreased by $25.0 million primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. The above decrease was offset by an increase of $5.4 million in legal expense and an increase of $4.0 million in accounting fees associated with our stock option investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities. In addition, salary and related expenses increased by $2.8 million due to salary increases and hiring additional headcount for the three months ended September 29, 2007 as compared to the three months ended September 23, 2006.

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

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 29, 2007 and September 23, 2006:

	Three Months Ended
	Sept. 29 2007	Sept. 23 2006
	(in thousands)
Cost of goods sold
Stock options	$11,147	$31,168
Employee stock purchase plan	—	1,431
Restricted stock units	4,515	3,960

	15,662	36,559

Research and development expense
Stock options	32,464	99,148
Employee stock purchase plan	—	4,672
Restricted stock units	11,340	11,306

	43,804	115,126

Selling, general and administrative expense
Stock options	10,297	34,178
Employee stock purchase plan	—	1,431
Restricted stock units	2,890	2,591

	13,187	38,200

Total stock-based compensation expense
Stock options	53,908	164,494
Employee stock purchase plan	—	7,534
Restricted stock units	18,745	17,857

Pre-tax stock-based compensation expense	72,653	189,885
Less: Income tax effect	25,597	65,736

Net stock-based compensation expense	$47,056	$124,149

Interest Income and Other, Net

Interest income and other, net was $17.4 million and $13.4 million for the three months ended September 29, 2007 and September 23, 2006, respectively. This increase was due to higher average interest rates offset slightly by lower average invested cash, cash equivalents, and short-term investments balances.

Provision for Income Taxes

The effective income tax rate for the three months ended September 29, 2007 and September 23, 2006 was 34.1% and 31.1%, respectively. The increase in the effective tax rate was primarily due to the final phase out of the extraterritorial income exclusion by the American Jobs Creation Act of 2004 and the expiration of the Federal research tax credit on December 31, 2007. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits generated by the research and development credit and the domestic production activities deduction.

The Company’s net deferred tax asset at September 29, 2007 was $334.1 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this report. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

On July 1, 2007, the Company adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The Company has historically classified unrecognized tax benefits as income taxes payable, which was included within the current liabilities section of our Condensed Consolidated Balance Sheet or as a reduction to deferred tax assets to the extent that the unrecognized tax benefits related to net operating loss or tax credit carryforwards. As a result of the adoption of FIN 48, the Company now classifies unrecognized tax benefits as a current liability to the extent that settlement is anticipated within one year; as a non current liability to the extent that settlement is anticipated beyond one year; or as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets such as operating loss or tax credit carryforwards.

The Company evaluated and assessed its tax positions under the recognition and measurement guidelines of FIN 48. The adoption of FIN 48 resulted in an increase to our contingent tax liability reserves of $28.6 million. Of this amount, approximately $9.4 million was accounted for as a reduction to beginning retained earnings and approximately $19.2 million as a reduction to additional paid-in capital. The amount of unrecognized tax benefits at the beginning of fiscal year 2008 was $123.6 million, excluding interest and penalties of $9.8 million. Of this amount, $61.3 million relates to unrecognized tax benefits that, if recognized, would impact our effective tax rate and the remaining $62.3 million relates to unrecognized tax benefits that, if recognized, would be credited to additional paid in capital.

The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense,, which is consistent with its methodology prior to the adoption of FIN 48. The amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $9.8 million. The amount of interest and penalties accrued during the three months ended September 29, 2007 was $1.6 million.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FASB Interpretation No. 48 on July 1, 2007 and applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying FIN 48 was a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on the Company’s consolidated financial position or results of operations.

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

BACKLOG

At the end of the first quarter of fiscal year 2008, backlog shippable within the next 12 months was approximately $413.8 million, including approximately $361.4 million requested for shipment in the second quarter of fiscal year 2008. The Company’s previous quarter ending backlog shippable within the next 12 months was approximately $412.1 million, including approximately $350.0 million that was requested for shipment in the first quarter of fiscal year 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the three month period ended September 29, 2007 were net cash generated from operating activities of $175.4 million.

The principal uses of funds for the three month period ended September 29, 2007 were payments of $57.0 million for property, plant and equipment additions, payment of dividends of $60.1 million and the cash settlements of vested RSUs and payouts under the RSU loan program of $10.6 million.

As of September 29, 2007, the Company’s available funds consisted of $1,349.0 million in cash, cash equivalents, and short-term investments. This amount represents an increase of $49.6 million from $1,299.4 million as of June 30, 2007. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures and dividend payments for the next twelve months.

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

Off-Balance-Sheet Arrangements

As of September 29, 2007, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 4:	CONTROLS AND PROCEDURES

Stock Option Investigation

As described in the Explanatory Note, in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and in Note 2 of our Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, we have restated certain of our historical consolidated financial statements to record additional stock-based compensation expense as a result of errors identified in connection with our independent stock option review. We have also included in the restatement certain other adjustments to these historical consolidated financial statements.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer (“CEO”) and our interim chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 29, 2007. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were not effective as of September 29, 2007 due to the presence of the material weaknesses in our internal control over financial reporting relating to deficiencies in our (1) control environment, due to the Company’s failure to maintain proper tone and control consciousness at the executive management level, effective policies and procedures for monitoring our stock administration department, effective monitoring controls to detect or prevent non-compliance with the Company’s policies regarding option grants, and proper lines of communication regarding identification and processing of stock option transactions; and (2) controls over stock option practices and the related accounting for stock option transactions, due to the Company’s failure to maintain sufficient procedures and controls over granting and accounting for stock options, lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options, and lack of complete and consistent documentation for stock option transactions. These material weaknesses are more fully described in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, and continue to exist as of September 29, 2007.

Changes in Internal Control over Financial Reporting

Other than the remedial action outlined in our Annual Reports on Form 10-K for the fiscal year ended June 24, 2006 that took place or were ongoing during the three months ended September 29, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of Remedial Actions of Material Weaknesses

Throughout the second half of fiscal year 2007 and fiscal year 2008, the Company has implemented the remedial actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

As of the date of this filing, the Company has completed its evaluation of such remedial actions, including the design of the new policies, procedures and controls it has instituted, which have been in place for a sufficient period of time, and has tested their operating effectiveness. The Company considers that, as of the date of this filing, the corrective steps have improved the effectiveness of the Company’s internal control over financial reporting and have remediated the material weaknesses discussed above.

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

A description of risks associated with our business, financial condition and results of our operations is set forth in 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which is herein incorporated by reference. We have no material changes in our risks from such description.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NOT APPLICABLE

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

NOT APPLICABLE

ITEM 4:	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM 5:	OTHER INFORMATION

NOT APPLICABLE

ITEM 6:	EXHIBITS

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (1)

3.3	Amendments to Restated Certificate of Incorporation of the Company (2)

3.4	Amended and Restated Bylaws of the Company (3)

3.4(a)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006 (4)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4 and 3.4(a)

10.40	Employment Letter Agreement between the Company and Bruce E. Kiddoo dated as of August 6, 2007(A)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
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

Date: September 30, 2008	MAXIM INTEGRATED PRODUCTS, INC.

	By:	/s/ Alan P. Hale
Vice President, Interim Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (1)

3.3	Amendments to Restated Certificate of Incorporation of the Company (2)

3.4	Amended and Restated Bylaws of the Company (3)

3.4(a)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006 (4)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4 and 3.4(a)

10.40	Employment Letter Agreement between the Company and Bruce E. Kiddoo dated as of August 6, 2007(A).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
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