Form 10-Q
period 2007-12-29
MAXIM INTEGRATED PRODUCTS INC
filed 2008-09-30
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2007

or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class: Common Stock,	Outstanding at September 1, 2008
$0.001 par value	320,553,460 shares

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 29, 2007	June 30, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,007,426	$577,068
Short-term investments	147,375	722,286

Total cash, cash equivalents and short-term investments	1,154,801	1,299,354

Accounts receivable, net	286,675	244,998
Inventories	255,165	262,713
Deferred tax assets	233,097	247,953
Other current assets	52,197	15,555

Total current assets	1,981,935	2,070,573

Property, plant and equipment, net	1,500,819	1,431,273
Other assets	155,841	104,938

TOTAL ASSETS	$3,638,595	$3,606,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,288	$93,773
Income taxes payable	4,002	70,302
Accrued salary and related expenses	227,449	195,494
Accrued expenses	73,671	71,694
Deferred income on shipments to distributors	22,250	23,641

Total current liabilities	417,660	454,904

Other liabilities	31,972	19,946
Income taxes payable	101,945	—

Total liabilities	551,577	474,850

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock	—	—
Common stock	321	321
Additional paid-in capital	202,097	292,603
Retained earnings	2,894,268	2,847,281
Accumulated other comprehensive loss	(9,668)	(8,271)

Total stockholders’ equity	3,087,018	3,131,934

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,638,595	$3,606,784

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2007	December 23, 2006	December 29, 2007	December 23, 2006
	(Amounts in thousands, except per share data)
Net revenues	$540,025	$497,453	$1,064,106	$1,000,198
Cost of goods sold	204,409	189,270	410,924	392,957

Gross margin	335,616	308,183	653,182	607,241
Operating expenses:
Research and development	138,579	138,344	289,412	351,581
Selling, general and administrative	56,460	42,993	113,654	112,684

Total operating expenses	195,039	181,337	403,066	464,265

Operating income	140,577	126,846	250,116	142,976
Interest income and other, net	21,926	14,767	39,280	28,156

Income before provision for income taxes	162,503	141,613	289,396	171,132
Provision for income taxes	55,483	44,045	98,750	53,226

Net income	$107,020	$97,568	$190,646	$117,906

Earnings per share:
Basic	$0.33	$0.30	$0.59	$0.37
Diluted	$0.33	$0.30	$0.58	$0.36

Shares used in the calculation of earnings per share:
Basic	320,553	320,553	320,553	320,317

Diluted	326,284	329,620	327,913	328,862

Dividends declared per share	$0.19	$0.16	$0.38	$0.31

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 29, 2007	December 23, 2006
	(in thousands)
Cash flows from operating activities:
Net income	$190,646	$117,906

Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	114,369	252,058
Depreciation and amortization	64,824	50,236
Gain from sale of property, plant and equipment	(9,558)	—
Deferred taxes	18,260	(70,115)
Tax benefit related to stock based compensation	(3,346)	(3,709)
Excess tax benefit related to stock based compensation	(467)	(8,145)
Changes in assets and liabilities:
Accounts receivable	(41,677)	20,220
Inventories	7,397	(36,979)
Other current assets	(21,147)	(3,340)
Accounts payable	(5,952)	(21,001)
Income tax payable	(10,018)	1,085
Deferred income on shipments to distributors	(1,391)	64
Accrued liabilities—goodwill payments above settlement date fair value	(23,753)	—
All other accrued liabilities	(37,468)	2,837

Net cash provided by operating activities	240,719	301,117

Cash flows from investing activities:
Additions to property, plant and equipment	(133,683)	(194,373)
Proceeds from sale of property, plant, and equipment	14,158	—
Restricted Cash	(14,158)	—
Other non-current assets	18,030	(1,491)
Acquisition	(64,123)	—
Purchases of available-for-sale securities	(111,010)	(558,656)
Proceeds from sales/maturities of available-for-sale securities	687,652	541,250

Net cash provided by (used in) investing activities	396,866	(213,270)

Cash flows from financing activities:
Excess tax benefit related to stock based compensation	467	8,145
Payments on mortgage liability	(20)	—
Settlement date fair value of goodwill payments	(70,363)	—
Cash settlement of vested restricted stock units	(2,366)	(2,254)
Payouts under the RSU loan program	(14,738)	(10,148)
Issuance of common stock	—	25,674
Repurchase of common stock	—	(60,767)
Dividends paid	(120,207)	(100,116)

Net cash used in financing activities	(207,227)	(139,466)

Net increase in and cash equivalents	430,358	(51,619)
Cash and cash equivalents:
Beginning of period	577,068	422,333

End of period	$1,007,426	$370,714

Supplemental disclosures of cash flow information:
Income tax paid	$118,102	$125,818

Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$24,176	$39,704

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended December 29, 2007 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2007 was a 53-week fiscal year.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

The accounting policy below represents an addition to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Intangible Assets and Goodwill

The Company accounts for intangible assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on intangible assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in Financial Accounting Standards Board (“FASB”) Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements (“Concepts Statement 7”). Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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

NOTE 4: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months and six months ended December 29, 2007 and December 23, 2006:

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2007	December 23, 2006	December 29, 2007	December 23, 2006
	(in thousands)
Cost of goods sold
Stock options	$7,960	$10,620	$19,107	$41,788
Employee stock purchase plan	—	—	—	1,431
Restricted stock units	3,708	5,065	8,223	9,025

	11,668	15,685	27,330	52,244

Research and development expense
Stock options	13,678	21,955	46,142	121,103
Employee stock purchase plan	—	—	—	4,672
Restricted stock units	9,121	12,853	20,461	24,159

	22,799	34,808	66,603	149,934

Selling, general and administrative expense
Stock options	4,638	8,642	14,935	42,820
Employee stock purchase plan	—	—	—	1,431
Restricted stock units	2,611	3,038	5,501	5,629

	7,249	11,680	20,436	49,880

Total stock-based compensation expense
Stock options	26,276	41,217	80,184	205,711
Employee stock purchase plan	—	—	—	7,534
Restricted stock units	15,440	20,956	34,185	38,813

Pre-tax stock-based compensation expense	41,716	62,173	114,369	252,058
Less: Income tax effect	14,550	21,465	40,147	87,201

Net stock-based compensation expense	$27,166	$40,708	$74,222	$164,857

Compensation cost capitalized as part of inventory as of December 29, 2007 and June 30, 2007 was $13.0 million and $15.0 million, respectively.

SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, 100% of the realized tax benefits generated by stock based employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as excess tax benefits. Stock-based employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. The Company recorded $0.5 million and $8.1 million of excess tax benefits as financing cash inflows for the six months ended December 29, 2007 and December 23, 2006, respectively.

Share-Based Compensation and Other Adjustments Resulting From the Blackout Period

On September 8, 2006, the SEC was notified that the Company would delay filing its Annual Report on Form 10-K for the fiscal year ended June 24, 2006 due September, 23, 2006 as a result of the ongoing stock option investigation into the Company’s historical stock option granting practices. As a result of such delay, the Company has suspended the issuance of shares to employees upon exercise of stock options, vesting of restricted stock units or pursuant to planned purchases of stock under the Employee Stock Participation Plan until the Company becomes current with all of its required SEC filings and its registration statements on Form S-8 are declared effective (“Blackout Period”). The Company instituted multiple programs in an attempt to make employees whole during this period, as described below.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Unit (“RSU”) Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan (“RSU Loan”) for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or the Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company’s stock price appreciates (“SAR”) between the vest date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle RSUs vesting during the Blackout Period held by foreign employees. These aforementioned loan offers were considered modifications of the RSUs triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. In October 2006 the Company recorded a reclassification from additional paid in capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid in capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company made cash payments of $14.7 million pursuant to the RSU loan program and $2.4 million for settlement of RSUs held by foreign employees during the six months ended December 29, 2007 as a result of this program.

During the six months ended December 29, 2007 the Company recorded additional compensation expenses of $25.0 million and reclassifications from additional paid-in capital to accrued salary and related expenses of $1.7 million. The SAR given to domestic employees accepting the loan offer was valued using the Black-Scholes model at the date of grant. The Company recorded compensation expenses of $1.1 million and $3.1 million, respectively, from fully vested SARs issued in the three and six months ended December 29, 2007.

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

The Company had unrecognized compensation expenses of $6.2 million as of June 24, 2006 related to its ESPP. In addition, the Company began a new offering period on July 3, 2006 for new plan participants with a fair value of $1.3 million. The Company determined that the contribution refund results in a cancellation of all awards associated with the respective offerings without a concurrent offer to grant a replacement award, which is considered a repurchase for no consideration under SFAS 123(R). Accordingly, the Company recognized compensation expense including the acceleration of all unrecognized compensation expense totaling $7.5 million in the six months ended December 23, 2006.

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

Fair Value

The fair value of share-based awards granted to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Stock Option Plan		Stock Option Plan
	Three Months Ended		Six Months Ended
	December 29, 2007	December 23, 2006	December 29, 2007	December 23, 2006
Expected holding period (in years)	6.3	6.3	6.4	6.3
Risk-free interest rate	4.1%	4.7%	4.5%	4.9%
Expected stock price volatility	45%	30%	38%	31%
Dividend yield	2.9%	2.1%	2.6%	2.1%

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

The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal year 2008 was $9.37 per share and $9.71 per share, respectively. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal year 2007 was $9.14 per share and $8.54 per share, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

STOCK OPTION PLANS

Stock Options and Restricted Stock Units

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 29, 2007 and their activity during the period then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 30, 2007	87,072,099	$34.01
Options Granted	1,175,709	28.70
Options Exercised	—	—
Options Cancelled	(6,684,367)	18.87

Balance at December 29, 2007	81,563,441	35.17

Exercisable, December 29, 2007	48,117,345	33.82	3.9	$71,082,095

Vested and expected to vest, December 29, 2007	79,303,957	35.14	5.0	$76,856,443

(1)

Aggregate intrinsic value for stock options represents the difference between exercise price and the closing price per share of the Company’s common stock on December 29, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 29, 2007.

As of December 29, 2007, there was $184.1 million of unrecognized stock compensation related to 33.4 million unvested stock options which is expected to be recognized over a weighted average period of approximately 1.9 years.

The following table summarizes outstanding and vested restricted stock units (“RSUs”) as of December 29, 2007 and their activity during the period then ended:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(¹)
Balance at June 30, 2007	6,657,429
Restricted stock units granted	1,123,366
Restricted stock units released	—
Restricted stock units cancelled	(278,240)

Balance at December 29, 2007	7,502,555	1.6	$195,066,430

Expected to vest, December 29, 2007	4,087,681	1.6	$106,279,682

(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s stock on December 29, 2007, multiplied by the number of RSUs outstanding or expected to vest as of December 29, 2007.

As of December 29, 2007, there was $14.0 million of unrecognized compensation expense related to 4.4 million unvested RSUs not subject to the RSU Loan Program, which is expected to be recognized over a weighted average period of approximately 2.7 years.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5: INVENTORIES

The components of inventories consist of:

	December 29, 2007	June 30, 2007
	(in thousands)
Raw materials	$19,655	$24,117
Work-in-process	180,824	175,746
Finished goods	54,686	62,850

	$255,165	$262,713

Inventory write downs were $8.2 million and $7.6 million, and $16.8 million and $14.6 million for the three and six months ended December 29, 2007 and December 23, 2006, respectively.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding common shares excludes unvested RSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of stock under the ESPP using the treasury stock method. As discussed in Note 4, the Company will cash settle options that are expected to expire (reach the ten year contractual term) during the Blackout Period and cash settle vested RSUs. These options and RSUs are considered liability instruments under SFAS 123(R) and as such are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 29, 2007	December 23, 2006	December 29, 2007	December 23, 2006
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$107,020	$97,568	$190,646	$117,906

Denominator for basic earnings per share	320,553	320,553	320,553	320,317
Effect of dilutive securities:
Stock options, RSUs, and ESPP	5,731	9,067	7,360	8,545

Denominator for diluted earnings per share	326,284	329,620	327,913	328,862

Earnings per share:
Basic	$0.33	$0.30	$0.59	$0.37

Diluted	$0.33	$0.30	$0.58	$0.36

Approximately 68.2 million and 66.3 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ended December 29, 2007 and December 23, 2006, respectively. Approximately 63.7 million and 67.0 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the six months ended December 29, 2007 and December 23, 2006, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7: SHORT-TERM INVESTMENTS

All short-term investments at December 29, 2007 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income and other, net” in the Condensed Consolidated Statements of Income.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2007	December 23, 2006	December 29, 2007	December 23, 2006
	(in thousands)
United States	$103,545	$110,514	$207,379	$224,803
China	183,808	143,983	363,008	277,945
Japan	41,143	51,824	86,884	101,117
Rest of Asia	111,120	93,670	205,708	195,759
Europe	88,783	84,925	177,888	175,215
Rest of World	11,626	12,537	23,239	25,359

	$540,025	$497,453	$1,064,106	$1,000,198

Net long-lived assets by geographic region were as follows:

	December 29, 2007	Jun. 30 2007
	(in thousands)
United States	$1,152,479	$1,107,743
Philippines	203,602	204,354
Rest of World	144,738	119,176

	$1,500,819	$1,431,273

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2007	December 23, 2006	December 29, 2007	December 23, 2006
	(in thousands)
Net income, as reported	$107,020	$97,568	$190,646	$117,906
Change in unrealized gains (losses) on investments, net of tax benefit (expense) of $60, $(710), $(530) and $(2,683), respectively	(104)	1,237	923	4,507
Change in unrealized losses on forward exchange contracts, net of tax benefit (expense) of $(142), $(96), $9 and $(13), respectively	246	165	(16)	25
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	(2,244)	(616)	(2,304)	(1,778)

Total comprehensive income	$104,918	$98,354	$189,249	$120,660

Accumulated other comprehensive gain (loss) presented in the Condensed Consolidated Balance Sheets as of December 29, 2007 and June 30, 2007 consist of net unrealized gains (losses) on available-for-sale investments of $0.6 million and $(0.4) million, respectively, net unrealized gains (losses) on forward exchange contracts of $0.1 million and $0.1 million, respectively, net foreign currency translation gain (loss) adjustments of $(1.5) million and $(1.5) million, respectively and deferred income tax of $(8.8) million and $(6.5) million, respectively on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

NOTE 10: INCOME TAXES

The effective income tax rate for the three months ended December 29, 2007 and December 23, 2006 was 34.1% and 31.1%, respectively. The effective income tax rate for the six months ended December 29, 2007 and December 23, 2006 was also 34.1% and 31.1%, respectively. The increase in the effective tax rate for three and six months

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ended December 29, 2007 compared to the three and six months ended December 23, 2006 was primarily due to the final phase out of the extraterritorial income exclusion by the American Jobs Creation Act of 2004 and the expiration of the Federal research tax credit on December 31, 2007. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits generated by the research and development credit and the domestic production activities deduction.

The Company’s net deferred tax asset at December 29, 2007 was $305.0 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

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

The Company evaluated and assessed its tax positions under the recognition and measurement guidelines of FIN 48. The adoption of FIN 48 resulted in an increase to the Company’s contingent tax liability reserves of $28.6 million. Of this amount, approximately $9.4 million was accounted for as a reduction to beginning retained earnings and approximately $19.2 million as a reduction to additional paid-in capital. The amount of unrecognized tax benefits at the beginning of fiscal year 2008 was $123.6 million, excluding interest and penalties of $9.8 million. Of this amount, $61.3 million relates to unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate and the remaining $62.3 million relates to unrecognized tax benefits that, if recognized, would be credited to additional paid-in capital. The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense, which is consistent with its methodology prior to the adoption of FIN 48. The amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $9.8 million. The amount of interest and penalties accrued during the three and six months ended December 29, 2007 was $1.6 million and $3.2 million respectively.

A summary of the tax years that remain subject to examination, as of December 29, 2007, for the Company’s major jurisdictions are:

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

On February 6, 2008, a class action lawsuit was filed in the United States District Court for the Northern District of California against Maxim and its former chief executive officer and former chief financial officer. The complaint alleges that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaint seeks, on behalf of persons who purchased the Company’s common stock during the period from April 29, 2003 to January 17, 2008, unspecified damages, interest and costs and expenses, including attorneys’ fees and disbursements. The action has been stayed pending completion of the restatement of the Company’s consolidated financial statements.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Also as a result of the Company investigation into equity awards, the Company has determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued estimated probable amount of the liability. There can be no assurance that Maxim’s accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, the Company’s results of operations may be materially adversely affected.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims and general liability in the amount of $14.3 million and $14.5 million, are included in accrued expenses in the Condensed Consolidated Balance Sheets as of December 29, 2007 and June 30, 2007, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims included in accrued salary and salary related expenses in the Condensed Consolidated Balance Sheets were immaterial as of December 29, 2007 and June 30, 2007, respectively.

NOTE 13: COMMON STOCK REPURCHASES

From fiscal years 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. As of December 29, 2007, approximately 5.7 million shares remained available for repurchase under the repurchase authorization approved by the Board of Directors, which has no expiration date.

The Company repurchased 2.1 million shares of its common stock for $60.8 million during the first quarter of fiscal year 2007. Common stock repurchased is retired and is not held as treasury stock.

In connection with the stock options investigation, the Company suspended repurchases of stock under this program as of September 23, 2006.

NOTE 14: BENEFITS

The Company and the former Chief Executive Officer (“CEO”) entered into a deferred compensation plan, pursuant to which the CEO deferred receipt of a portion of his cash compensation. Deferred compensation bears interest and was payable to the CEO over a stipulated period. On December 31, 2006, John F. Gifford retired from his positions as Company President, Chief Executive Officer, and Chairman of the Board of Directors. On January 5, 2007, the Company and Mr. Gifford entered into a Binding Memorandum of Understanding (“MOU”) which superseded the employment agreement and amended the deferred compensation plan previously entered into between the Company and Mr. Gifford. He remained with the Company on a part-time basis as a strategic advisor until January 26, 2007. In connection with the MOU, the Company recorded a $3.1 million post retirement obligation for Mr. Gifford. In addition, in January 2007 and May 2008, the Company paid Mr. Gifford $22.4 million and $7.1 million, respectively, representing the vested balance of his deferred compensation account. As of December 29, 2007 and June 30, 2007, the deferred compensation balances, including interest thereon, totaled $7.0 million and $6.9 million, respectively, which is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

The Company’s former CEO resigned in fiscal year 2007. As part of his resignation, he was provided with certain retirement benefits which included office space, administrative assistance, and health benefits. In accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefit, the Company recorded a charge for the net present value of these benefits of $3.1 million in fiscal year 2007. Accrued in other liabilities in the Consolidated Balance Sheet at December 29, 2007 and June 30, 2007 was $2.9 million and $3.0 million for such benefits.

As a result of the Company’s historical acquisition of Dallas Semiconductor, the Company assumed responsibility associated with certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors. The policies are owned by the individuals with the Company maintaining a limited collateral assignment on each policy. As a result of the adoption of EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, during the first quarter of 2008, the Company recognized a $14.1 million cumulative effect

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

adjustment to retained earnings. The Company had $6.5 million included in other assets as of December 29, 2007 associated with the limited collateral assignment to the policies. The Company had a $13.4 million obligation included in other liabilities as of December 29, 2007 related to the anticipated continued funding associated with these policies.

NOTE 15: OTHER ASSETS

The components of other assets consist of:

	December 29, 2007	June 30, 2007
	(in thousands)
Deferred tax assets	$71,948	$61,027
Intangible assets	62,386	4,934
Deposits for property, plant and equipment	1,123	17,709
Other	20,384	21,268

	$155,841	$104,938

NOTE 16: ACQUISITIONS

On October 29, 2007 the Company acquired the Storage Products Division of Vitesse Semiconductor. The total cash consideration associated with the acquisition was $64.1 million consisting of $62.8 million in cash, $0.8 million in direct legal costs associated with the acquisition, $0.5 million related to the buyout of an existing arrangement between Vitesse and a vendor. The Company also assumed $2.0 million of liabilities. The Company will pay additional cash consideration of up to $12.0 million based on product shipments of the acquired business. The contingent consideration will be payable on a quarterly basis and such amounts will be recorded as goodwill. The Company allocated the acquisition cost to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquired assets included $4.9 million in tangible assets, $0.9 million in customer order backlog, $28.4 million in intellectual property, $22.2 million in customer relationships and $9.6 million in goodwill.

The unaudited condensed consolidated financial statements for the six months ended December 29, 2007 include the operations of Vitesse’s Storage Products Division commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

NOTE 17: GOODWILL AND INTANGIBLE ASSETS

The Company classifies goodwill and acquired intangible assets within other assets in the Condensed Consolidated Balance Sheets.

The Company’s carrying value of goodwill as of December 29, 2007 is $9.6 million which relates to the acquisition. In connection with the Company’s acquisition of the Storage products division of Vitesse Semiconductor the Company obtained $28.4 million in intellectual property, $22.2 million in customer relationships, $0.9 million in customer order backlog, and $9.6 million in goodwill. The useful lives of the significant definite lived intangible assets are as follows:

Asset	Life
Intellectual Property	5 years
Customer Relationships	10 years

Intangible assets consisted of the following:

	December 29, 2007
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$28,430	$948	$27,482
Customer relationships	22,230	371	21,859

Total intangible assets	$50,660	$1,319	$49,341

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization expense of $0.9 million associated with intellectual property was recorded in cost of goods sold during the second quarter of fiscal year 2008 while amortization expense of $0.4 million associated with customer relationships was recorded in Selling, general and administrative expenses in the second quarter of fiscal year 2008.

The following table presents the amortization of intangible assets:

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 23, 2006	December 29, 2007	December 23, 2006

	(in thousands)		(in thousands)
Intellectual property	$948	$—	$948	$—
Customer relationships	371	—	371	—

Total accumulated amortization	$1,319	$—	$1,319	$—

The following table represents the estimated future amortization expense of intangible assets as of December 29, 2007:

Fiscal Year	Amount
(in thousands)
2008 (remaining 6 months)	$3,955
2009	7,909
2010	7,909
2011	7,909
2012	7,909
2013	4,118
Thereafter	9,632

Total intangible assets	$49,341

NOTE 18: SUBSEQUENT EVENTS

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues, valuation of inventories, which impacts costs of goods sold and gross margins, the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets, accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses, accounting for income taxes, which impacts the income tax provision, and assessment of contingencies, which impacts charges recorded in cost of goods sold and selling, general and administrative expenses. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period. The accounting policy below represents an addition to the Company’s significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.

Intangible Assets and Goodwill

We account for intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS 144”), which requires impairment losses to be recorded on intangible assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements “Concepts Statement 7.” Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other

Intangible Asset (“SFAS 142”), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $540.0 million and $497.5 million for the three months ended December 29, 2007 and December 23, 2006, respectively, an increase of 8.5%. Net revenues for the six months ended December 29, 2007 and December 23, 2006, were $1,064.1 million and $1,000.2 million, respectively, an increase of 6.4%. The increase in net revenues for the three and six months ended December 29, 2007 as compared to the three and six months ended December 23, 2006 was primarily due to increased unit shipments of approximately 11% and 11%, respectively. The increase in unit shipments was offset somewhat by a change in product mix related to increased sales of products with lower average selling prices.

During the three months ended December 29, 2007 and December 23, 2006, approximately 81% and 78%, respectively, of net revenues were derived from customers outside of the United States. During the six months ended December 29, 2007 and December 23, 2006, approximately 81% and 78%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three and six months ended December 29, 2007 and December 23, 2006 was immaterial.

Gross Margin

Our gross margin as a percentage of net revenues was 62.1% and 62.0% for the three months ended December 29, 2007 and December 23, 2006, respectively. The gross margin percentage increased primarily due to a $4.0 million decrease in stock-based compensation during the three months ended December 29, 2007 as compared to the three months ended December 23, 2006. Inventory write downs increased by $0.6 million during the three months ended December 29, 2007 as compared to the three months ended December 23, 2006. Inventory write downs were $8.2 million for the three months ended December 29, 2007 as compared to $7.6 million for the three months ended December 23, 2006, respectively. In addition to the above, gross margin was negatively impacted due to product mix changes combined with decreased average unit selling prices which contributed to an unfavorable impact on gross margin percentage for the for the three months ended December 29, 2007 as compared to the three months ended December 23, 2006.

Our gross margin percentage was 61.4% and 60.7% for the six months ended December 29, 2007 and December 23, 2006, respectively. The increase in the gross margin percentage for the six months ended December 29, 2007 as compared to the six months ended December 23, 2006, is due to a $24.9 million decrease in stock-based compensation. This decrease was primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. The above was offset by a $2.2 million increase in inventory write downs for inventory is excess of demand during the six months ended December 29, 2007 as compared to the six months ended December 23, 2006. Inventory write downs were $16.8 million and $14.6 million for the six months ended December 29, 2007 and December 23, 2006, respectively. In addition, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage for the for the three months ended December 29, 2007 as compared to the three months ended December 23, 2006.

Research and Development

Research and development expenses were $138.6 million and $138.3 million for the three months ended December 29, 2007 and December 23, 2006, respectively, which represented 25.7% and 27.8% of net revenues, respectively. Although research and development expenses in absolute dollars was flat quarter over quarter, stock-based compensation decreased by $12.0 million. This decrease was offset by $9.4 million increase in salary and related expenses primarily from salary increases and hiring additional engineers to support our research and development and process development efforts for the three months December 29, 2007 as compared to the three months ended December 23, 2006.

Research and development expenses were $289.4 million and $351.6 million for the six months ended December 29, 2007 and December 23, 2006, respectively, which represented 27.2% and 35.2% of net revenues, respectively. The decrease in research and development expenses was primarily due to decreased stock-based compensation. Stock- based compensation decreased by $83.3 million primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. The above decrease was offset by a $22.5 million increase in salary and related expenses primarily from salary increases and hiring additional engineers to support our research and development and process development efforts for the six months December 29, 2007 as compared to the six months ended December 23, 2006.

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

Selling, General and Administrative

Selling, general and administrative expenses were $56.5 million and $43.0 million for the three months ended December 29, 2007 and December 23, 2006, respectively, which represented 10.5% and 8.6% of net revenues, respectively. The increase in selling, general, and administrative expenses for the three months ended December 29, 2007 as compared to the three months ended December 23, 2006 was primarily due to an increase of $6.0 million in legal expenses and an increase of $7.0 million in accounting fees associated with our stock option investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities. In addition, salary and related expenses increased by $1.9 million due to increased headcount for the three months ended December 29, 2008 as compared to the three months ended December 24, 2007. The above increases were offset by a decrease of $4.4 million in stock-based compensation during the three months ended December 29, 2007 as compared to the three months ended December 23, 2006.

Selling, general and administrative expenses were $113.7 million and $112.7 million for the six months ended December 29, 2007 and December 23, 2006, respectively, which represented 10.7% and 11.3% of net revenues, respectively. The decrease in selling, general, and administrative expenses for the six months ended December 29, 2007 as compared to the six months ended December 23, 2006 was primarily due to the decrease of stock-based compensation. Stock based compensation decreased by $29.4 million primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. The above decrease was offset by an increase of $11.4 million in legal expenses and an increase of $10.9 million in accounting fees associated with our stock option investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities. In addition, salary and related expenses increased by $4.7 million due to salary increases and hiring headcount during the six months ended December 29, 2008 as compared to the six months ended December 24, 2007.

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

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months and six months ended December 29, 2007 and December 23, 2006:

	Three Months Ended		Six Months Ended
	December 29, 2007	December 23, 2006	December 29, 2007	December 23, 2006

	(in thousands)
Cost of goods sold
Stock options	$7,960	$10,620	$19,107	$41,788
Employee stock purchase plan	—	—	—	1,431
Restricted stock units	3,708	5,065	8,223	9,025

	11,668	15,685	27,330	52,244

Research and development expense
Stock options	13,678	21,955	46,142	121,103
Employee stock purchase plan	—	—	—	4,672
Restricted stock units	9,121	12,853	20,461	24,159

	22,799	34,808	66,603	149,934

Selling, general and administrative expense
Stock options	4,638	8,642	14,935	42,820
Employee stock purchase plan	—	—	—	1,431
Restricted stock units	2,611	3,038	5,501	5,629

	7,249	11,680	20,436	49,880

Total stock-based compensation expense
Stock options	26,276	41,217	80,184	205,711
Employee stock purchase plan	—	—	—	7,534
Restricted stock units	15,440	20,956	34,185	38,813

Pre-tax stock-based compensation expense	41,716	62,173	114,369	252,058
Less: Income tax effect	14,550	21,465	40,147	87,201

Net stock-based compensation expense	$27,166	$40,708	$74,222	$164,857

Interest Income and Other, Net

Interest income and other, net was $21.9 million and $14.8 million for the three months ended December 29, 2007 and December 23, 2006, respectively. This increase was primarily due to a $9.6 million gain on sale of certain fixed assets. This increase was offset slightly by decreased interest income due to lower average interest rates combined with lower invested cash, cash equivalents, and short-term investments balances.

Interest income and other, net was $39.3 million and $28.2 million for six months ended December 23, 2006, respectively. This increase was primarily due to a $9.6 million gain on sale of certain fixed assets and increased interest income resulting from higher average interest rates offset slightly by lower average invested cash, cash equivalents, and short-term investments balances.

Provision for Income Taxes

The effective income tax rate for the three and six months ended December 29, 2007 and December 23, 2006 was 34.1% and 31.1%, respectively. The increase in the effective tax rate for three and six months ended December 29, 2007 compared to three and six months ended December 23, 2006 was primarily due to the final phase out of the extraterritorial income exclusion by the American Jobs Creation Act of 2004 and the expiration of the Federal research tax credit on December 31, 2007. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits generated by the research and development credit and the domestic production activities deduction.

The Company’s net deferred tax asset at December 29, 2007 was $305.0 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this report. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

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

The Company evaluated and assessed its tax positions under the recognition and measurement guidelines of FIN 48. The adoption of FIN 48 resulted in an increase to our contingent tax liability reserves of $28.6 million. Of this amount approximately $9.4 million was accounted for as a reduction to beginning retained earnings and approximately $19.2 million as a reduction to additional paid-in capital. The amount of unrecognized tax benefits at the beginning of fiscal year 2008 was $123.6 million, excluding interest and penalties of $9.8 million. Of this amount, $61.3 million relates to unrecognized tax benefits that, if recognized, would impact our effective tax rate and the remaining $62.3 million relates to unrecognized tax benefits that, if recognized, would be credited to additional paid in capital.

The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense, which is consistent with its methodology prior to the adoption of FIN 48. The amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $9.8 million. The amount of interest and penalties accrued during the three and six months ended December 29, 2007 was $1.6 million and $3.2 million respectively.

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

BACKLOG

At the end of the second quarter of fiscal year 2008, backlog shippable within the next 12 months was approximately $356 million, including approximately $304 million requested for shipment in the third quarter of fiscal year 2008. The Company’s previous quarter ending backlog shippable within the next 12 months was approximately $414 million, including approximately $361 million that was requested for shipment in the second quarter of fiscal year 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the six month period ended December 29, 2007 were net cash generated from operating activities of $240.7 million.

The principal uses of funds for the six month period ended December 29, 2007 included dividends paid of approximately $120.2 million, $133.7 million for property, plant and equipment, $118.1 million for income tax payments, $64.1 million for the acquisition of the storage products division from Vitesse Semiconductor Corporation, $94.1 million for cash settlements of expiring options and $17.1 million for cash settlements of vested RSUs and payouts under the RSU loan program.

As of December 29, 2007, the Company’s available funds consisted of $1,154.8 million in cash, cash equivalents, and short-term investments. This amount represents a decrease of $144.6 million from $1,299.4 million as of June 30, 2007. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures and dividend payments for the next twelve months.

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

•

We have paid $117.3 million to individual option holders to compensate them for stock options that contractually expired subsequent to the suspension of the Company’s S-8 Registration Statements at which time employees were no longer able to exercise their vested stock options (the “Blackout Period”). We will incur significant cash payments subsequent to June 28, 2008 for additional options that expire during the Blackout Period.

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

Off-Balance-Sheet Arrangements

As of December 29, 2007, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer (“CEO”) and our interim chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 29, 2007. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were not effective as of December 29, 2007 due to the presence of the material weaknesses in our internal control over financial reporting relating to deficiencies in our (1) control environment, due to the Company’s failure to maintain proper tone and control consciousness at the executive management level, effective policies and procedures for monitoring our stock administration department, effective monitoring controls to detect or prevent non-compliance with the Company’s policies regarding option grants, and proper lines of communication regarding identification and processing of stock option transactions; and (2) controls over stock option practices and the related accounting for stock option transactions, due to the Company’s failure to maintain sufficient procedures and controls over granting and accounting for stock options, lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options, and lack of complete and consistent documentation for stock option transactions. These material weaknesses are more fully described in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, and continue to exist as of September 29, 2007.

Changes in Internal Control over Financial Reporting

Other than the remedial actions described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006 that took place or were ongoing during the three months ended December 29, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of Remedial Actions of Material Weaknesses

Throughout the second half of fiscal year 2007 and fiscal year 2008, the Company has implemented the remedial actions described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

As of the date of this filing, the Company has completed its evaluation of such remedial actions, including the design of the new policies, procedures and controls it has instituted, which have been in place for a sufficient period of time, and has tested their operating effectiveness. The Company considers that as of the date of this filing, the corrective steps have improved the effectiveness of the Company’s internal control over financial reporting and have remediated the material weaknesses discussed above.

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

The information set forth above under Note 11 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A:	RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which is herein incorporated by reference. We have no material changes in our risks from such description.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NOT APPLICABLE

ITEM 3:	DEFAULTS UPON SENIOR SECURITES

NOT APPLICABLE

ITEM 4:	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM 5:	OTHER INFORMATION

NOT APPLICABLE

ITEM 6:	EXHIBITS

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (1)

3.3	Amendments to Restated Certificate of Incorporation of the Company (2)

3.4	Amended and Restated Bylaws of the Company (3)

3.4(a)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006 (4)

3.4(b)	Certificate of Amendment to the Bylaws of the Company effective November 15, 2007 (5)

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4, 3.4(a) and 3.4(b).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
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

(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.
(4)	Incorporated by reference to exhibit 3.4(b) in the Company’s Current Report on Form 8-K filed December 22, 2006.
(5)	Incorporated by reference to exhibit 3.1 in the Company’s Current Report on Form 8-K filed November 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 30, 2008	MAXIM INTEGRATED PRODUCTS, INC.

	By:	/s/ Alan P. Hale
Vice President, Interim Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (1)

3.3	Amendments to Restated Certificate of Incorporation of the Company (2)

3.4	Amended and Restated Bylaws of the Company (3)

3.4(a)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006 (4)

3.4(b)	Certificate of Amendment to the Bylaws of the Company effective November 15, 2007 (5)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.4(a) and 3.4(b).

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
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

(3)	Incorporated by reference to exhibit 3.4 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.
(4)	Incorporated by reference to exhibit 3.4(b) in the Company’s Current Report on Form 8-K filed December 22, 2006.
(5)	Incorporated by reference to exhibit 3.1 in the Company’s Current Report on Form 8-K filed November 21, 2007.