Form 10-Q
period 2008-03-29
MAXIM INTEGRATED PRODUCTS INC
filed 2008-09-30
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Class: Common Stock,	Outstanding at September 1, 2008
$0.001 par value	320,553,460 shares

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 29, 2008	June 30, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,189,051	$577,068
Short-term investments	—	722,286

Total cash, cash equivalents and short-term investments	1,189,051	1,299,354

Accounts receivable, net	269,292	244,998
Inventories	264,075	262,713
Deferred tax assets	241,114	247,953
Other current assets	45,696	15,555

Total current assets	2,009,228	2,070,573

Property, plant and equipment, net	1,497,461	1,431,273
Other assets	167,329	104,938

TOTAL ASSETS	$3,674,018	$3,606,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,499	$93,773
Income taxes payable	4,002	70,302
Accrued salary and related expenses	249,533	195,494
Accrued expenses	75,751	71,694
Deferred income on shipments to distributors	19,791	23,641

Total current liabilities	426,576	454,904

Other liabilities	31,427	19,946
Income taxes payable	101,945	—

Total liabilities	559,948	474,850

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Common stock	321	321
Additional paid-in capital	226,731	292,603
Retained earnings	2,895,196	2,847,281
Accumulated other comprehensive loss	(8,178)	(8,271)

Total stockholders’ equity	3,114,070	3,131,934

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,674,018	$3,606,784

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 24, 2007	March 29, 2008	March 24, 2007
	(Amounts in thousands, except per share data)
Net revenues	$487,410	$476,556	$1,551,516	$1,476,754
Cost of goods sold	202,614	190,286	613,538	583,243

Gross margin	284,796	286,270	937,978	893,511
Operating expenses:
Research and development	143,289	159,434	432,701	511,015
Selling, general and administrative	60,449	40,567	174,103	153,251

Total operating expenses	203,738	200,001	606,804	664,266

Operating income	81,058	86,269	331,174	229,245
Interest income and other, net	11,615	15,062	50,895	43,218

Income before provision for income taxes	92,673	101,331	382,069	272,463
Provision for income taxes	31,641	25,263	130,391	78,489

Net income	$61,032	$76,068	$251,678	$193,974

Earnings per share:
Basic	$0.19	$0.24	$0.79	$0.61
Diluted	$0.19	$0.23	$0.77	$0.59
Shares used in the calculation of earnings per share:
Basic	320,553	320,553	320,553	320,395

Diluted	322,480	330,365	327,000	329,575

Dividends declared per share	$0.19	$0.16	$0.56	$0.47

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 29, 2008	March 24, 2007
	(in thousands)
Cash flows from operating activities:
Net income	$251,678	$193,974
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	150,058	296,264
Depreciation and amortization	111,176	77,501
Deferred taxes	6,325	(76,009)
Gain from sale of PP&E	(9,827)	—
Tax benefit related to stock-based compensation	(4,672)	14,493
Excess tax benefit related to stock-based compensation	(479)	(8,149)
Changes in assets and liabilities:
Accounts receivable	(24,294)	46,582
Inventories	(3,735)	(40,310)
Other current assets	(14,591)	833
Accounts payable	(14,676)	(10,735)
Income tax payable	(10,018)	(41,253)
Deferred income on shipments to distributors	(3,850)	2,685
Accrued liabilities - goodwill payments above settlement date fair value	(27,085)	—
Other accrued liabilities	(9,148)	(6,635)

Net cash provided by operating activities	396,862	449,241

Cash flows from investing activities:
Additions to property, plant and equipment	(179,623)	(258,422)
Proceeds from sale of property, plant and equipment	15,635	—
Restricted cash	(14,309)	—
Other non-current assets	9,820	(16,121)
Acquisition	(64,123)	—
Purchases of available-for-sale securities	(111,847)	(769,531)
Proceeds from sales/maturities of available-for-sale securities	835,764	757,675

Net cash provided by (used in) investing activities	491,317	(286,399)

Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	479	8,149
Payments on mortgage liability	(30)	—
Settlement date fair value of goodwill payments	(72,604)	—
Cash settlement of vested restricted stock units	(3,167)	(4,181)
Payouts under the RSU loan program	(20,563)	(20,865)
Issuance of common stock	—	25,674
Repurchase of common stock	—	(60,767)
Dividends paid	(180,311)	(150,124)

Net cash used in financing activities	(276,196)	(202,114)

Net increase (decrease) in cash and cash equivalents	611,983	(39,272)
Cash and cash equivalents:
Beginning of period	577,068	422,333

End of period	$1,189,051	$383,061

Supplemental disclosures of cash flow information:
Cash paid, net during the year for income taxes	$152,874	$179,776

Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$20,112	$47,181

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all majority-owned subsidiaries (collectively, the “Company” or “Maxim”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended March 29, 2008 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2008 is a 52-week fiscal year.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

The accounting policy below represents an addition to the Company’s significant accounting policies as disclosed in its Annual Report on Form 10-K for the year ended June 30, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In addition, in February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial condition, results of operations and liquidity.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE 4: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 29, 2008 and March 24, 2007:

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 24, 2007	March 29, 2008	March 24, 2007

	(in thousands)
Cost of goods sold
Stock options	$7,728	$9,884	$26,835	$51,672
Employee stock purchase plan	—	—	—	1,431
Restricted stock units	2,807	4,900	11,030	13,925

	10,535	14,784	37,865	67,028

Research and development expense
Stock options	12,737	20,820	58,879	141,923
Employee stock purchase plan	—	—	—	4,672
Restricted stock units	6,433	12,007	26,894	36,166

	19,170	32,827	85,773	182,761

Selling, general and administrative expense
Stock options	4,002	(6,429)	18,937	36,391
Employee stock purchase plan	—	—	—	1,431
Restricted stock units	1,982	3,024	7,483	8,653

	5,984	(3,405)	26,420	46,475

Total Stock-based compensation expense
Stock options	24,467	24,275	104,651	229,986
Employee stock purchase plan	—	—	—	7,534
Restricted stock units	11,222	19,931	45,407	58,744

Pre-tax stock-based compensation expense	35,689	44,206	150,058	296,264
Less: Income tax effect	12,424	15,337	52,571	102,538

Net stock-based compensation expense	$23,265	$28,869	$97,487	$193,726

Stock-based compensation cost capitalized as part of inventory was $10.9 million and $15.0 million at March 29, 2008 and June 30, 2007, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“SFAS 123(R)”) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, 100% of the realized tax benefits generated by stock based employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as excess tax benefits. Stock-based employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. The Company recorded $0.5 million and $8.1 million of excess tax benefits as financing cash inflows for the nine months ended March 29, 2008 and March 24, 2007, respectively.

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

Restricted Stock Unit (“RSU”) Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan (“RSU Loan”) for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or the Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company’s stock price appreciates (“SAR”) between the vest date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle RSUs vesting during the Blackout Period held by foreign employees. These aforementioned loan offers were considered modifications of the RSUs triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. In October 2006 the Company recorded a reclassification from additional paid in capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid in capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company made cash payments of $20.6 million pursuant to the RSU loan program and $3.2 million for settlement of RSUs held by foreign employees during the nine months ended March 29, 2008 as a result of this program.

During the nine months ended March 29, 2008 the Company recorded additional compensation expenses of $32.6 million and reclassifications from additional paid-in capital to accrued salary and related expenses of $1.7 million. The SAR given to domestic employees accepting the loan offer was valued using the Black-Scholes model at the date of grant. The Company recorded additional compensation expenses of $0.5 million and $3.6 million, respectively, from fully vested SARs issued in the three months and nine months ended March 29, 2008.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company had unrecognized compensation expenses of $6.2 million as of June 24, 2006 related to its ESPP. In addition, the Company began a new offering period on July 3, 2006 for new plan participants with a fair value of $1.3 million. The Company determined that the contribution refund results in a cancellation of all awards associated with the respective offerings without a concurrent offer to grant a replacement award, which is considered a repurchase for no consideration under SFAS 123(R). Accordingly, the Company recognized compensation expense including the acceleration of all unrecognized compensation expense totaling $7.5 million in the nine months ended March 24, 2007.

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

Fair Value

The fair value of share-based awards granted to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Stock Option Plan		Stock Option Plan
	Three Months Ended		Nine Months Ended
	March 29, 2008	March 24, 2007	March 29, 2008	March 24, 2007
Expected option holding period (in years)	5.9	6.2	6.3	6.2
Risk-free interest rate	3.3%	4.7%	4.3%	4.8%
Stock price volatility	40%	31%	39%	31%
Dividend yield	3.8%	2.0%	2.8%	2.0%

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

The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal year 2008 was $5.74 per share and $9.01 per share, respectively. The weighted-average fair value of stock options granted during the third quarter and first nine months fiscal year 2007 was $9.86 per share and $9.07 per share, respectively.

STOCK OPTION PLANS

Stock Options and Restricted Stock Units

The following table summarizes outstanding, exercisable and vested and expected to vest stock options and vested restricted stock units as of March 29, 2008 and their activity during the period then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(¹)
Balance at June 30, 2007	87,072,099	$34.01
Options Granted	1,428,243	27.08
Options Exercised	—	—
Options Cancelled	(9,164,296)	23.31

Balance at March 29, 2008	79,336,046	35.12	4.8	$19,900,831

Exercisable, March 29, 2008	50,368,710	33.94	3.8	$19,259,396

Vested and expected to vest, March 29, 2008	77,501,460	34.09	4.7	$19,836,113

(1)

Aggregate intrinsic value for stock options represents the difference between exercise price and the closing price per share of the Company’s common stock on March 29, 2008, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of March 29, 2008.

As of March 29, 2008, there was $158.6 million of unrecognized stock compensation related to 29.0 million unvested stock options which is expected to be recognized over a weighted average period of approximately 1.8 years.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes outstanding and vested RSUs as of March 29, 2008 and their activity during the period then ended:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(¹)
Balance at June 30, 2007	6,657,429
Restricted stock units granted	1,427,955
Restricted stock units released	—
Restricted stock units cancelled	(559,945)

Balance at March 29, 2008	7,525,439	1.6	$152,540,649

Expected to vest, March 29, 2008	3,672,502	1.5	$74,441,619

(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s stock on March 29, 2008, multiplied by the number of RSUs outstanding or expected to vest as of March 29, 2008.

As of March 29, 2008, there was $12.6 million of unrecognized compensation expense related to 4.0 million unvested RSUs, not subject to the RSU Loan Program, which is expected to be recognized over a weighted average period of approximately 2.7 years.

NOTE 5: INVENTORIES

The components of inventories consist of:

	March 29, 2008	June 30, 2007
	(in thousands)
Raw material	$18,965	$24,117
Work-in-process	187,367	175,746
Finished goods	57,743	62,850

	$264,075	$262,713

Inventory write downs were $11.6 million and $11.0 million, and $28.5 million and $25.6 million for the three and nine months ended March 29, 2008 and March 24, 2007, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	March 29, 2008	March 24, 2007	March 29, 2008	March 24, 2007
Numerator for basic earnings per share and diluted earnings per share
Net income	$61,032	$76,068	$251,678	$193,974

Denominator for basic earnings per share	320,553	320,553	320,553	320,395
Effect of dilutive securities:
Stock options, RSUs, and ESPP	1,927	9,812	6,447	9,180

Denominator for diluted earnings per share	322,480	330,365	327,000	329,575

Earnings per share:
Basic	$0.19	$0.24	$0.79	$0.61

Diluted	$0.19	$0.23	$0.77	$0.59

Approximately 75.4 million and 64.5 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three months ended March 29, 2008 and March 24, 2007, respectively. Approximately 66.1 million and 63.6 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 29, 2008 and March 24, 2007, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 7: SHORT-TERM INVESTMENTS

All short-term investments as of March 29, 2008 are classified as available-for-sale and consist primarily of U.S. Treasury and Federal Agency debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in “Interest income and other, net” in the Condensed Consolidated Statements of Income.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•	the integrated circuits sold by each of the Company’s operating segments are manufactured using similar semiconductor manufacturing processes;

•	the integrated circuits marketed by each of the Company’s operating segments are sold to the same types of customers; and

•	all of the Company’s integrated circuits are sold through a centralized sales force and common wholesale distributors.

All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model. The causes for variation among its operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes its operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customers’ ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 24, 2007	March 29, 2008	March 24, 2007
	(in thousands)
United States	$108,231	$114,455	$315,610	$339,258
China	141,069	135,755	504,077	413,700
Japan	39,334	82,554	126,218	183,671
Rest of Asia	87,417	83,923	293,125	279,682
Europe	100,481	46,227	278,369	221,442
Rest of World	10,878	13,642	34,117	39,001

	$487,410	$476,556	$1,551,516	$1,476,754

Net long-lived assets by geographic region were as follows:

	March 29, 2008	June 30, 2007
	(in thousands)
United States	$1,146,941	$1,107,743
Philippines	205,401	204,354
Rest of World	145,119	119,176

	$1,497,461	$1,431,273

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 24, 2007	March 29, 2008	March 24, 2007
	(in thousands)
Net income, as reported	$61,032	$76,068	$251,678	$193,974
Change in unrealized gains (losses) on investments, net of tax benefit (expense) of $89, $(684), $(442) and $(3,367), respectively	(153)	1,189	770	5,696
Change in unrealized losses on forward exchange contracts, net of tax benefit (expense) of $35, $158, $44 and $145, respectively	(61)	(274)	(77)	(249)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	1,704	(4,572)	(600)	(6,350)

Total comprehensive income	$62,522	$72,411	$251,771	$193,071

Accumulated other comprehensive gain (loss) presented in the Condensed Consolidated Balance Sheets as of March 29, 2008 and June 30, 2007 consist of net unrealized gains (losses) on available-for-sale investments of $0.4 million and $(0.4) million, respectively, net unrealized gains (losses) on forward exchange contracts of $0.0 million and $0.1 million, respectively, net foreign currency translation gain (loss) adjustments of $(1.5) million and $(1.5) million, respectively, and deferred income tax of $(7.1) million and $(6.5) million, respectively on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

NOTE 10: INCOME TAXES

The effective income tax rate for the three months ended March 29, 2008 and March 24, 2007 was 34.1% and 24.9%, respectively. The effective income tax rate for the nine months ended March 29, 2008 and March 24, 2007 was 34.1% and 28.8%, respectively. The increase in the effective tax rate for three and nine months ended March 29, 2008 compared to the three and nine months ended March 24, 2007 was primarily due to the final phase out of the extraterritorial income exclusion by the American Jobs Creation Act of 2004, the expiration of the Federal research tax credit on December 31, 2007, and the nonrecurring tax reserve release in the third quarter of fiscal 2007 due to the expiration of the statute of limitations. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits generated by the research and development credit and the domestic production activities deduction.

The Company’s net deferred tax asset at March 29, 2008 was $318.8 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Of this amount, approximately $9.4 million was accounted for as a reduction to beginning retained earnings and approximately $19.2 million as a reduction to additional paid-in capital. The amount of unrecognized tax benefits at the beginning of fiscal year 2008 was $123.6 million, excluding interest and penalties of $9.8 million. Of this amount, $61.3 million relates to unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate and the remaining $62.3 million relates to unrecognized tax benefits that, if recognized, would be credited to additional paid-in capital. The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense, which is consistent with its methodology prior to the adoption of FIN 48. The amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $9.8 million. The amount of interest and penalties accrued during the three and nine months ended March 29, 2008 was $1.6 million and $4.8 million, respectively.

A summary of the tax years that remain subject to examination, as of March 29, 2008, for the Company’s major jurisdictions are:

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

In the third quarter of fiscal year 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s federal corporate income tax returns for the fiscal years 2005 and 2006. As part of this audit the IRS has requested information related to our stock option investigation. Management believes that it has adequately provided for any adjustments that may result from the IRS examination. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Potential Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of the Company’s investigation into its historical stock option granting practices, the Company has determined that a number of its outstanding stock option awards were granted at exercise prices below the fair market value of its stock on the appropriate accounting measurement date. A significant adverse tax consequence is that the re-measured options vesting after October 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

applicable, similar excise taxes under state law) (“Section 409A”). Maxim option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that Maxim’s action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to the Company’s ability to cure the options from exposure to Section 409A, and the Company decides to reimburse its option holders for such taxes, the Company’s results of operations may be materially adversely affected.

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

NOTE 12: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims and general liability in the amount of $15.2 million and $14.5 million, are included in accrued expenses in the Condensed Consolidated Balance Sheets as of March 29, 2008 and June 30, 2007, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims included in accrued salary and salary related expenses in the Condensed Consolidated Balance Sheets were immaterial as of March 29, 2008 and June 30, 2007, respectively.

NOTE 13: COMMON STOCK REPURCHASES

From fiscal years 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. As of March 29, 2008, approximately 5.7 million shares remained available for repurchase under the repurchase authorization approved by the Board of Directors, which has no expiration date.

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

NOTE 14: BENEFITS

The Company and the former Chief Executive Officer (“CEO”) entered into a deferred compensation plan, pursuant to which the CEO deferred receipt of a portion of his cash compensation. Deferred compensation bears interest and was payable to the CEO over a stipulated period. On December 31, 2006, John F. Gifford retired from his positions as Company President, Chief Executive Officer, and Chairman of the Board of Directors. On January 5, 2007, the Company and Mr. Gifford entered into a Binding Memorandum of Understanding (“MOU”) which superseded the employment agreement and amended the deferred compensation plan previously entered into between the Company and Mr. Gifford. He remained with the Company on a part-time basis as a strategic advisor until January 26, 2007. In connection with the MOU, the Company recorded a $3.1 million post-retirement obligation for Mr. Gifford. In addition, in January 2007 and May 2008, the Company paid Mr. Gifford $22.4 million and $7.1 million, respectively, representing the vested balance of his deferred compensation account. As of March 29, 2008 and June 30, 2007, the deferred compensation balances, including interest thereon, totaled $7.1 million and $6.9 million, respectively, which is included in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

The Company’s former CEO resigned in fiscal year 2007. As part of his resignation, he was provided with certain retirement benefits which included office space, administrative assistance, and health benefits. In accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefit (SFAS 112), the Company recorded a charge for the net present value of these benefits of $3.1 million in fiscal year 2007. Accrued in other liabilities in the Consolidated Balance Sheet at March 29, 2008 and June 30, 2007 was $2.8 million and $3.0 million for such benefits.

As a result of the Company’s historical acquisition of Dallas Semiconductor, the Company assumed responsibility associated with certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors. The policies are owned by the individuals with the Company maintaining a limited collateral assignment on each policy. As a result of the adoption of EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, during the first quarter of 2008, the Company recognized a $14.1 million cumulative effect adjustment to retained earnings. The Company had $6.6 million included in other assets as of March 29, 2008 associated with the limited collateral assignment to the policies. The Company had a $13.6 million obligation included in other liabilities as of March 29, 2008 and related to the anticipated continued funding associated with these policies.

NOTE 15: OTHER ASSETS

The components of other assets consist of:

	March 29, 2008	June 30, 2007
	(in thousands)
Deferred tax assets	$77,693	$61,027
Intangible assets	61,364	4,934
Deposits for property, plant and equipment	—	17,709
Other	28,272	21,268

	$167,329	$104,938

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16: RESTRUCTURING ACTIVITY

In quarter ended March 29, 2008, the Company continued to transfer certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to Epson’s Sakata, Japan facility. The Company recorded and paid approximately $2.4 million consisting principally of severance and benefit payments during the first quarter of fiscal year 2008 related to its San Jose, California fab transfer. In addition, the Company announced the wind down and eventual closure of its wafer manufacturing facility located in Dallas, Texas over an 18-month time period. The Company anticipates that the total costs associated with the Dallas wafer fab closure will approximate $6.2 million consisting principally of severance and benefit payments over the 18-month period. A substantial amount of the costs associated with this activity will be paid upon the closure of the facility which is anticipated to occur in the last quarter of fiscal year 2009. During three months ended March 29, 2008, the Company recognized and accrued restructuring charges of $1.0 million for severance and benefits associated with the Dallas fab restructuring activities and such costs are included in cost of goods sold in the Condensed Consolidated Statements of Income.

Activity and liability balances related to the restructuring activity for the three months ended March 29, 2008 follows:

Nine Months Ended March 29, 2008
(in thousands)
Balance, December 29, 2007	$—
Restructuring accrual	3,392
Cash payments	(2,179)

Balance, March 29, 2008	$1,213

The Company has included this amount in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

In connection with the anticipated closure of the Dallas facility, the Company evaluated the recoverability of the facilities’ manufacturing assets and concluded that there was no impairment. The Company also reevaluated the useful lives and salvage values of the fixed assets used in this manufacturing facility based on the new period of intended use. As a result of this review, the Company changed its depreciable lives and salvage values and recognized additional depreciation expense of $11.3 million during the three months and nine months ended March 29, 2008 related to this change in accounting estimate.

NOTE 17: ACQUISITIONS

On October 29, 2007 the Company acquired the Storage products division of Vitesse Semiconductor. The total cash consideration associated with the acquisition was $64.1 million consisting of $62.8 million in cash, $0.8 million in direct legal costs associated with the acquisition, $0.5 million related to the buyout of an existing arrangement between Vitesse and a vendor. The Company also assumed $2.0 million of liabilities. The Company will pay additional cash consideration of up to $12 million based on product shipments of the acquired business. The contingent consideration will be payable on a quarterly basis and such amounts will be recorded as goodwill. The Company allocated the acquisition cost to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquired assets included $4.9 million in tangible assets, $0.9 million in customer order backlog, $28.4 million in intellectual property, $22.2 million in customer relationships and $9.6 million in goodwill.

The unaudited condensed consolidated financial statements for the nine months ended March 29, 2008 include the operations of Vitesse’s Storage Products Division commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 18: GOODWILL AND INTANGIBLE ASSETS

The Company classifies goodwill and acquired intangible assets within other assets in the Condensed Consolidated Balance Sheets.

The Company’s carrying value of goodwill as of March 29, 2008 is $9.6 million which relates to the acquisition described in Note 17. In connection with the Company’s acquisition of the Storage products division of Vitesse Semiconductor the Company obtained $28.4 million in intellectual property, $22.2 million in customer relationships, $0.9 million in customer order backlog, and $9.6 million in goodwill. The useful lives of the significant definite lived intangible assets are as follows:

Asset	Life
Intellectual Property	5 years
Customer Relationships	10 years

Intangible assets consisted of the following:

	March 29, 2008
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$28,430	$2,369	$26,061
Customer relationships	22,230	926	21,304

Total intangible assets	$50,660	$3,295	$47,365

Amortization expense of $1.4 million and $2.4 million associated with intellectual property was recorded in cost of goods sold during the three and nine month ended March 29, 2008. Amortization expense of $0.6 million and $0.9 million associated with customer relationships was recorded in selling, general and administrative expenses during the three and nine months ended March 29, 2008.

The following table presents the amortization expense of intangible assets:

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 24, 2007	March 29, 2008	March 24, 2007
	(in thousands)
Intellectual property	$1,421	$—	$2,369	$—
Customer relationships	555	—	$926	—

Total	$1,976	$—	$3,295	$—

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents the estimated future amortization expense of intangible assets as of March 29, 2008:

Fiscal Year	Amount
(in thousands)
2008 (remaining 3 months)	$1,976
2009	7,909
2010	7,909
2011	7,909
2012	7,909
2013	4,118
Thereafter	9,635

Total intangible assets	$47,365

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Intangible Assets and Goodwill

We account for intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets or (“SFAS 144”), which requires impairment losses to be recorded on intangible assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements or (“Concepts Statement 7”). Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $487.4 million and $476.6 million for the three months ended March 29, 2008 and March 24, 2007, respectively, an increase of 2.3%. Net revenues for the nine months ended March 29, 2008 and March 24, 2007, were $1,551.5 million and $1,476.8 million, respectively, an increase of 5.1%. The increase in net revenues for the three and nine months ended March 29, 2008 as compared to the three and nine months ended March 24, 2007 was primarily due to increased unit shipments of approximately 5% and 9%, respectively. The increases in unit shipments was offset somewhat by a change in product mix related to increased sales of products with lower average selling prices.

During the three months ended March 29, 2008 and March 24, 2007, approximately 78% and 76%, respectively, of net revenues were derived from customers outside of the United States. During the nine months ended March 29, 2008 and March 24, 2007, approximately 80% and 77%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months and nine months ended March 29, 2008 and March 24, 2007 was immaterial.

Gross Margin

Our gross margin as a percentage of net revenues was 58.4% and 60.1% for the three months ended March 29, 2008 and March 24, 2007, respectively. The gross margin percentage decreased for the three months ended March 29, 2008 as compared to the three months ended March 24, 2007 primarily due to $11.3 million of accelerated depreciation expense recorded due to our decision to ramp down and eventually close our wafer fab in Dallas, Texas and $3.8 million recorded for severance charges related to the Dallas fab closure and headcount reductions at other manufacturing locations. Our inventory write downs for inventories in excess of demand increased by $0.6 million during the three months ended March 29, 2008 as compared to the three months ended March 24, 2007. Inventory write downs were $11.6 million and $11.0 million for the three months ended March 29, 2008 and March 24, 2007, respectively. In addition, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage for the three months ended March 29, 2008 as compared to the three months ended March 24, 2007. The above was offset by decreased stock-based compensation of $4.2 million for the three months ended March 29, 2008 as compared to the three months ended March 24, 2007.

Our gross margin percentage was 60.5% and 60.5% for the nine months ended March 29, 2008 and March 24, 2007, respectively. The gross margin percentage for the nine months ended March 29, 2008 stayed flat as compared to gross margin percentage for the nine months ended March 24, 2007. Stock-based compensation decreased $29.2 million resulted from recording charges during the nine months ended March 24, 2007 related to our decision to modify all stock options expiring as a result of the expiration of the 10 year contractual term during Blackout Period. The above was offset by $11.3 million of accelerated depreciation expense recorded due to our decision to the ramp down and eventually closure our wafer fab in Dallas, Texas and $6.2 million of severance charges recorded related to the Dallas fab closure, San Jose fab transfer and headcount reductions at other manufacturing locations for the nine months ended March 29, 2008. Our inventory write downs for inventory in excess of demand increased by $2.8 million during the nine months ended March 29, 2008 as compared to the nine months ended March 24, 2007. Inventory write downs were $28.5 million and $25.6 million for the nine months ended March 29, 2008 and March 24, 2007, respectively. In addition, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage for the nine months ended March 29, 2008 as compared to the nine months ended March 24, 2007.

Research and Development

Research and development expenses were $143.3 million and $159.4 million for the three months ended March 29, 2008 and March 24, 2007, respectively, which represented 29.4% and 33.5% of net revenues, respectively. The decrease in research and development expenses in absolute dollars was primarily due to an $18.8 million decrease in payroll and related withholding taxes recorded in the three months ended March 24, 2007 due to improper accounting for stock option grants and cash exercises. In addition, stock-based compensation decreased by $13.7 million for the three months ended March 29, 2008 as compared to three month ended March 24, 2007. These above decreases were offset by a $9.8 million increase in salary and related expenses from salary increases and hiring additional engineers to support our research and development and process development efforts for the three months ended March 29, 2008 as compared to the three months ended March 24, 2007. In addition, we recorded $4.6 million in severance charges related to reductions in headcount during the three months ended March 29, 2008.

Research and development expenses were $432.7 million and $511.0 million for the nine months ended March 29, 2008 and March 24, 2007 respectively, which represented 27.9% and 34.6% of net revenues, respectively. The decrease in research and development expenses was primarily due to decreased stock-based compensation and related expenses. Stock based compensation decreased by $97.0 million primarily due to charges recorded in the nine months ended March 24, 2007, due to our decision to modify all stock options expiring as a result of the expiration of the 10 year contractual term during the Blackout Period. In addition, we recorded during the nine months ended March 24, 2007, $19.1 million for payroll and related withholding tax liabilities due to improper accounting for stock option grants and cash exercises. The above decreases were offset by a $32.3 million increase in salary and related expenses primarily from salary increase and hiring additional engineers to support our research and development and process development efforts and a $4.6 million in severance charges related to reductions in headcount during the nine months ended March 29, 2008.

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

Selling, General and Administrative

Selling, general and administrative expenses were $60.4 million and $40.6 million for the three months ended March 29, 2008 and March 24, 2007, respectively, which represented 12.4% and 8.5% of net revenues, respectively. The increase in selling, general, and administrative expenses for the three months ended March 29, 2008 as compared to the three months ended March 24, 2007 was primarily due to an increase of $5.5 million in legal expenses and an increase of $6.3 million in accounting fees associated with our stock option investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities. In addition, stock-based compensation increased by $22.1 million primarily due to our decision to modify all stock options expiring as a result of the expiration of the 10 year contractual term during the Blackout Period offset by a reversal of the reversal of $12.7 million of previously recognized stock-based compensation during the three months ended March 24, 2007 due to the forfeiture of our former Chief Executive Officer’s unvested stock options upon his retirement. The above increases were offset by $3.1 million recorded during the three months ended March 24, 2007 to reflect the net present value of termination benefits given our former Chief Executive Officer upon his retirement.

Selling, general and administrative expenses were $174.1 million and $153.3 million for the nine months ended March 29, 2008 and March 24, 2007, respectively, which represented 11.2% and 10.4% of net revenues, respectively. The increase in selling, general, and administrative expenses for the nine months ended March 29, 2008 as compared to the nine months ended March 24, 2007 was primarily due to an increase of $16.9 million in legal expenses and an increase of $17.2 million in accounting fees associated with our stock option investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities. Salary and related expenses increased by $4.7 million during the nine months ended March 29, 2008 as compared to the nine months ended March 24, 2007 due to salary increases and hiring additional headcount to support our growth. In addition, depreciation expenses increased by approximately $1.6 million and intangible asset amortization related to customer relationships purchased from Vitesse increased by $0.9 million during the nine months ended March 29, 2008 as compared to the nine months ended March 24, 2007. The above increases were offset by a decrease of $32.8 million of stock-based compensation expenses during the nine months ended March 29, 2008 as compared to the nine months ended March 24, 2007 primarily due to our decision to modify all stock options expiring as a result of the expiration of the 10 year contractual term during the Blackout Period. This decrease was offset somewhat by the reversal of $12.7 million of previously recognized stock-based compensation during the nine months ended March 24, 2007 due to the forfeiture of our former Chief Executive Officer’s unvested stock options upon his retirement. In addition, during the nine months ended March 24, 2007, we recorded a $3.1 million charge to reflect the net present value of termination benefits given our former Chief Executive Officer upon his retirement.

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

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 29, 2008 and March 24, 2007:

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 24, 2007	March 29, 2008	March 24, 2007
	(in thousands)
Cost of goods sold
Stock options	$7,728	$9,884	$26,835	$51,672
Employee stock purchase plan	—	—	—	1,431
Restricted stock units	2,807	4,900	11,030	13,925

	10,535	14,784	37,865	67,028

Research and development expense
Stock options	12,737	20,820	58,879	141,923
Employee stock purchase plan	—	—	—	4,672
Restricted stock units	6,433	12,007	26,894	36,166

	19,170	32,827	85,773	182,761

Selling, general and administrative expense
Stock options	4,002	(6,429)	18,937	36,391
Employee stock purchase plan	—	—	—	1,431
Restricted stock units	1,982	3,024	7,483	8,653

	5,984	(3,405)	26,420	46,475

Total Stock-based compensation expense
Stock options	24,467	24,275	104,651	229,986
Employee stock purchase plan	—	—	—	7,534
Restricted stock units	11,222	19,931	45,407	58,744

Pre-tax stock-based compensation expense	35,689	44,206	150,058	296,264
Less: Income tax effect	12,424	15,337	52,571	102,538

Net stock-based compensation expense	$23,265	$28,869	$97,487	$193,726

Interest Income and Other, Net

Interest income and other, net was $11.6 million and $15.1 million for the three months ended March 29, 2008 and March 24, 2007, respectively. This decrease was mainly due to lower average interest rates combined with lower average invested cash, cash equivalents, and short-term investments balances.

Interest income and other, net was $50.9 million and $43.2 million for the nine months ended March 29, 2008 and March 24, 2007, respectively. This increase was primarily due to a $9.6 million gain on sale of land. This increase was offset slightly by decreased interest income due to lower average interest rates combined with lower invested cash, cash equivalents, and short-term investments balances.

Provision for Income Taxes

The effective income tax rate for the three months ended March 29, 2008 and March 24, 2007 was 34.1% and 24.9%, respectively. The effective income tax rate for the nine months ended March 29, 2008 and March 24, 2007 was 34.1% and 28.8%, respectively. The increase in the effective tax rate for three and nine months ended March 29, 2008 compared to the three and nine months ended March 24, 2007 was primarily due to the final phase out of the extraterritorial income exclusion by the American Jobs Creation Act of 2004, the expiration of the Federal research tax credit on December 31, 2007, and the nonrecurring tax reserve release in the third quarter of fiscal 2007 due to the expiration of the statute of limitations. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits generated by the research and development credit and the domestic production activities deduction.

The Company’s net deferred tax asset at March 29, 2008 was $318.8 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this report. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

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

The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense, which is consistent with its methodology prior to the adoption of FIN 48. The amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $9.8 million. The amount of interest and penalties accrued during the three and nine months ended March 29, 2008 was $1.6 million and $4.8 million, respectively.

In the third quarter of fiscal year 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s federal corporate income tax returns for the fiscal years 2005 and 2006. As part of this audit the IRS has requested information related to our stock option investigation. Management believes that it has adequately provided for any adjustments that may result from the IRS examination. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

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

BACKLOG

At the end of the third quarter of fiscal year 2008, backlog shippable within the next 12 months was approximately $370.0 million, including approximately $323.4 million requested for shipment in the fourth quarter of fiscal year 2008. The Company’s previous quarter ending backlog shippable within the next 12 months was approximately $356.3 million, including approximately $303.5 million that was requested for shipment in the third quarter of fiscal year 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds for the nine month period ended March 29, 2008 were net cash generated from operating activities of $396.9 million.

The principal uses of funds for the nine month period ended March 29, 2008 included dividends paid of approximately $180.3 million, $179.6 million for property, plant and equipment additions, $152.9 million for income tax payments, $64.1 million for the acquisition of the storage products division from Vitesse Semiconductor Corporation, $99.7 million of payments to cash settle expiring options and $23.7 million to cash settle vested RSUs and payouts under the RSU loan program.

As of March 29, 2008, the Company’s available funds consisted of $1,189.1 million in cash, cash equivalents, and short-term investments. This amount represents a decrease of $110.3 million from $1,299.4 million as of June 30, 2007. The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures and dividend payments for the next twelve months.

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

Off-Balance-Sheet Arrangements

As of March 29, 2008, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer (“CEO”) and our interim chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 29, 2008. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were not effective as of March 29, 2008 due to the presence of the material weaknesses in our internal control over financial reporting relating to deficiencies in our (1) control environment, due to the Company’s failure to maintain proper tone and control consciousness at the executive management level, effective policies and procedures for monitoring our stock administration department, effective monitoring controls to detect or prevent non-compliance with the Company’s policies regarding option grants, and proper lines of communication regarding identification and processing of stock option transactions; and (2) controls over stock option practices and the related accounting for stock option transactions, due to the Company’s failure to maintain sufficient procedures and controls over granting and accounting for stock options, lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options, and lack of complete and consistent documentation for stock option transactions. These material weaknesses are more fully described in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, and continue to exist as of March 29, 2008.

Changes in Internal Control over Financial Reporting

Other than the remedial actions described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006 that took place or were ongoing during the three months ended March 29, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 29, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of Remedial Actions of Material Weaknesses

Throughout the second half of fiscal year 2007 and fiscal year 2008, the Company has implemented the remedial actions described above and in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

As of the date of this filing, the Company has completed its evaluation of such remedial actions, including the design of the new policies, procedures and controls it has instituted, which have been in place for a sufficient period of time, and has tested their operating effectiveness. The Company considers that the corrective steps as of the date of this filing have improved the effectiveness of the Company’s internal control over financial reporting and have remediated the material weaknesses discussed above.

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

A description of risks associated with our business, financial condition and results of operations is set forth in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which is herein incorporated by reference. We have no material changes in our risks from such description.

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

September 30, 2008	MAXIM INTEGRATED PRODUCTS, INC.

	By:	/s/ Alan P. Hale
Vice President, Interim Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (1)

3.3	Amendments to Restated Certificate of Incorporation of the Company (2)

3.4	Amended and Restated Bylaws of the Company (3)

3.4(a)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006 (4)

3.4(b)	Certificate of Amendment to the Bylaws of the Company effective November 15, 2007 (5)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.4(a) and 3.4(b)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
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