Form 10-K
period 2008-06-28
MAXIM INTEGRATED PRODUCTS INC
filed 2008-09-30
CIK 743316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 28, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of September 1, 2008: 320,553,460

Documents Incorporated By Reference:

(1)

Items 10, 11, 12 13 and 14 of Part III incorporate information by reference from the definitive proxy statement (the “2008 Proxy Statement”) for the 2008 Annual Meeting of Stockholders, to be filed subsequently.

[1]

The Company’s common stock par value $0.001 per share was suspended from trading on NASDAQ effective as of October 2, 2007. On October 17, 2007, NASDAQ filed a Form 25 to effect the delisting of the Company’s common stock from NASDAQ. Currently, the Company’s common stock is traded on the Pink OTC Market under the symbol “MXIM.PK.”

MAXIM INTEGRATED PRODUCTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item 1A — Risk Factors and the business outlook section in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, manufacturing plans and pending litigation, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “forecast,” “believe,” “could,” “intend,” “will,” “plan,” “seek,” “project,” and variations of such words and similar words or expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this 2008 Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by federal securities laws.

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

Our strategy has been to target both the linear and mixed-signal markets, often collectively referred to as the analog market. In addition, some of our products are exclusively or principally digital. While our focus continues to be on the linear and mixed signal market, our capabilities in the digital domain enable development of new mixed signal and other products with very sophisticated digital characteristics. Risks associated with pursuing this strategy are discussed in Item 1A — Risk Factors.

Our linear and mixed signal products serve four major end-markets. These major end-markets and their primary market sectors are noted in the table below:

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

Sales to certain international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. The agreements generally permit distributors to exchange a portion of their purchases on a periodic basis. See “Critical Accounting Policies” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding our revenue recognition policy.

In fiscal year 2008, we selected one of our distributors, Avnet, Inc., as our primary global distributor and ended our distribution arrangements with Arrow Electronics.

We operate in one reportable segment — the design, development, marketing and manufacturing of a broad range of linear and mixed signal integrated circuits. No single customer accounted for more than 10% of net revenues in fiscal years 2008, 2007 and 2006. Based on customers’ ship-to locations, international sales accounted for approximately 80%, 77% and 78% of net revenues in fiscal years 2008, 2007 and 2006, respectively. See Note 16, “Segment Information” in the Notes to Consolidated Financial Statements.

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

Our research and development plans require engineering talent and tools for process technologies, test development, packaging development, product definition, business management, Electronic Design Automation

(“EDA”), circuit design, software development and application support. Research and development expenses were approximately $577.7 million, $659.5 million and $514.1 million in fiscal years 2008, 2007 and 2006, respectively.

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

You should carefully consider and evaluate the risk factors described below and those noted in Item 1 — Business of this Annual Report on Form 10-K, together with all of the other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business, financial condition and operating results. If any of these risks occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline. This Annual Report on Form 10-K contains “forward-looking” statements that involve risks and uncertainties.

Risks Related to the Investigation of our Historical Stock Option Practices and the Resulting Restatement of our Prior Financial Statements

In connection with our past stock option grant practices, we have been subjected to a number of ongoing shareholder lawsuits, unable to file periodic reports to the SEC on a timely basis and delisted from the NASDAQ Global Select Market (formerly the NASDAQ National Market). We have also been subject to an informal inquiry by the SEC, subject to an investigation by the U.S. Attorney for the Northern District of California (the “U.S. Attorney”), subject to an ongoing audit by the Internal Revenue Service, and required to suspend the issuance of shares upon the exercise of all of our outstanding stock options and restricted stock units (“RSUS”) and purchases under our employee stock purchase program inasmuch as our Form S-8 registration statements for our equity plans are not effective because of our delinquent SEC periodic reporting. The informal SEC investigation has subsequently been settled without any admission of wrongdoing on the part of the Company and without any assessment of penalties and the U.S Attorney subsequently informed us that its office does not intend to pursue any further investigation or action against the Company concerning our option grant practices. As a result of these events, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) the commencement of additional regulatory or governmental investigations relating to our restatement or option grant practices; (ii) private litigation relating to our restatement or option grant practices, including the pending or new stockholder litigation or possible litigation by option holders; (iii) currently unanticipated issues with respect to our restatement or our ability to become current in our periodic SEC reports that could materially delay our ability to permit the exercise of outstanding options and RSUs and to achieve relisting on NASDAQ or another national securities exchange, which would likely have a material adverse effect on the liquidity of our common stock and our ability to recruit and retain employees; (iv) additional significant costs in effectuating on-going or additional remedial actions or in dealing with any further litigation or unanticipated problems in attaining relisting of our shares on NASDAQ or another national securities exchange; and (v) diversion of the time and attention of members of our management and our board of directors from the management of our business.

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

Potential Income Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of our investigation into our historical stock option granting practices, we have determined that a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). Option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. We took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that such action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to our ability to cure the options from exposure to Section 409A, and we decide to reimburse option holders for such taxes, our results of operations may be materially adversely affected.

Also as a result of our investigation into equity awards, we have determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable of amount of the liability. There can be no assurance that Maxim’s accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

Foreign Trade and Currency Fluctuations

We conduct our manufacturing and other operations in various worldwide locations. A portion of operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 80%, 77% and 78% of our net revenues in fiscal years 2008, 2007 and 2006 were shipped to foreign locations. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also increase our operating costs and the cost of components manufactured abroad, and the cost of our products to foreign customers or decrease the costs of products from our foreign competitors.

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

Internal Controls Over Financial Reporting

Material weaknesses existed in our internal controls over financial reporting related to our not maintaining an effective control environment and, separately, not maintaining effective controls over our stock option practices and the related accounting for stock option transactions, which are discussed in further detail in

Item 9A — Controls and Procedures. As a result of these material weaknesses, our systems of internal controls failed to timely prevent or detect errors which had a material adverse effect on our financial condition and results of operations. There can be no assurance that subsequent to the filing date of this Annual Report on Form 10-K that additional material weaknesses will not be identified which will have a material adverse effect on our financial statements.

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

In addition to the property listed in the above table, we also lease sales, engineering and manufacturing offices and other premises at various locations in the United States and overseas under operating leases, none of which are material to our future cash flows. These leases expire at various dates through 2014. We anticipate no difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

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

Our common stock had been traded on the NASDAQ National Market (“NASDAQ”), under the symbol, MXIM, since our initial public offering in 1988 until October 2, 2007. Our common stock is currently quoted on the over the counter Pink OTC Markets under the symbol, MXIM.PK. For information regarding the suspension and delisting of our common stock from NASDAQ, please see Item 3 — Legal Proceedings. At July 1, 2008, there were 1,121 stockholders of record of our common stock as reported by Computershare.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2008 and 2007:

	High	Low
Fiscal Year 2008
First Quarter	$35.16	$28.21
Second Quarter	$29.61	$22.56
Third Quarter	$26.48	$17.13
Fourth Quarter	$23.90	$19.18

Fiscal Year 2007
First Quarter	$32.67	$26.49
Second Quarter	$33.04	$27.73
Third Quarter	$33.63	$30.18
Fourth Quarter	$33.90	$28.86

The following table sets forth the dividends paid per share for fiscal years 2008 and 2007:

	Fiscal Years
	2008	2007
First Quarter	$0.1875	$0.156
Second Quarter	$0.1875	$0.156
Third Quarter	$0.1875	$0.156
Fourth Quarter	$0.1875	$0.156

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

During the three months ended September 23, 2006, we repurchased 2.1 million shares of our common stock for $60.8 million. As of June 28, 2008, approximately 5.7 million shares remained available for repurchase under the repurchase authorizations, which have no expiration date. In connection with the stock options investigation, we suspended repurchases of stock under this program as of September 23, 2006.

Stock Performance Graph

The following line chart compares the cumulative total return on our common stock with the cumulative total return on the NASDAQ Composite Stock Index and NASDAQ Electronic Components Index. The graph assumes $100 invested at the indicated starting date in each of the market indices, with the reinvestment of all dividends.

Cumulative total returns are as follows:

	Base Year	Fiscal Year Ended
	June 28, 2003	June 26, 2004	June 25, 2005	June 24, 2006	June 30, 2007	June 28, 2008
Maxim Integrated Products, Inc.	100.00	151.16	112.87	93.43	97.07	62.64
NASDAQ Composite	100.00	129.09	127.97	136.00	164.15	142.67
NASDAQ Electronic Components	100.00	128.86	116.61	111.27	131.28	118.83

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The data set forth below as of June 28, 2008 and June 30, 2007 and for each of the three years in the period ended June 28, 2008 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data, and notes thereto included elsewhere in this Form 10-K. The following selected financial data as of June 24, 2006, June 25, 2005 and June 26, 2004 and for each of the two years in the period ended June 25, 2005 is derived from our consolidated financial statements not included herein.

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006	June 25, 2005	June 26, 2004
	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,052,783	$2,009,124	$1,856,945	$1,671,734	$1,440,582
Cost of goods sold	814,395	792,697	638,547	499,716	480,244

Gross margin	$1,238,388	$1,216,427	$1,218,398	$1,172,018	$960,338
Gross margin %	60.3%	60.5%	65.6%	70.1%	66.7%

Operating income	$426,053	$352,413	$525,499	$668,769	$424,873
% of net revenues	20.8%	17.5%	28.3%	40.0%	29.5%

Income before cumulative effect of a change in accounting principle	$317,725	$286,227	$386,058	$462,277	$305,610
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	1,643	—	—

Net income	$317,725	$286,227	$387,701	$462,277	$305,610

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.99	$0.89	$1.19	$1.42	$0.94
Cumulative effect of a change in accounting principle	—	—	0.01	—	—

Basic net income per share	$0.99	$0.89	$1.20	$1.42	$0.94

Diluted:
Before cumulative effect of a change in accounting principle	$0.98	$0.87	$1.14	$1.35	$0.88
Cumulative effect of a change in accounting principle	—	—	—	—	—

Diluted net income per share	$0.98	$0.87	$1.14	$1.35	$0.88

Shares used in the calculation of earnings per share:
Basic	320,553	320,434	323,460	326,239	326,731

Diluted	325,846	329,883	338,627	342,466	348,308

Dividends declared per share	$0.750	$0.624	$0.475	$0.380	$0.320

	As of
	June 28, 2008	June 30, 2007	June 24, 2006	June 25, 2005	June 26, 2004
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,013,119	$577,068	$422,333	$185,551	$126,905
Short-term investments	205,079	722,286	920,317	1,289,141	948,879

Total cash, cash equivalents and short-term investments	$1,218,198	$1,299,354	$1,342,650	$1,474,692	$1,075,784
Working capital	$1,627,406	$1,615,669	$1,557,755	$1,652,990	$1,279,950
Total assets	$3,708,390	$3,606,784	$3,286,537	$3,059,939	$2,631,912
Stockholders’ equity	$3,147,811	$3,131,934	$2,775,489	$2,685,505	$2,233,814

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impact the recording of revenues, valuation of inventories, which impacts costs of goods sold and gross margins, the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets, assessment of recoverability of intangible assets and goodwill, accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses, accounting for income taxes, which impacts the income tax provision, and assessment of litigation contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further below. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements.

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

Sales to certain U.S. distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain U.S. distributors to return a small portion of our products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, we defer recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer take possession of such inventory from its consigned location at which point inventory is relieved, title transfers, and we have a legally enforceable right to collection under the terms of our agreement with the related customers.

We make estimates of potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by us may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 28, 2008 and June 30, 2007, the Company had $12.1 million and $12.4 million accrued for returns and allowances, respectively. During fiscal years 2008 and 2007, the Company recorded $66.0 million and $79.2 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $66.3 million and $80.9 million actual returns and allowances given during fiscal years 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write down inventories to net realizable value based on 12 months forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted. Historically, such differences have not been material. During fiscal years 2008, 2007 and 2006, we had inventory write downs of $38.1 million, $35.6 million and $9.0 million, respectively, due primarily to inventory in excess of forecasted demand.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. We recorded $10.2 million impairment of long-lived assets due to the transfer of some production from our San Jose, California wafer manufacturing facility to an independent wafer manufacturing facility in fiscal year 2007. Actual results and the remaining economic lives of our property, plant and equipment did not vary materially from our estimates used in assessing the recoverability of these assets.

Intangible Assets and Goodwill

We account for intangible assets, in accordance with SFAS No. 144, which requires impairment losses to be recorded on intangible assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in Financial Accounting Standards Board (“FASB”) Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Stock-Based Compensation

Effective June 26, 2005, we adopted the fair value recognition provision of SFAS No. 123(R) (revised 2004) Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options and other awards made to our employees and directors in exchange for services, in the income statement. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. We use the Black-Scholes valuation model to measure the fair value of our stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, dividend yield and forfeiture rates. SFAS 123(R) also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of option awards and the increase in total fair value during fiscal years 2008 and 2007 were as follows:

	Fiscal Year 2008		Fiscal Year 2007
	Weighted Average Fair Value (1) per share	Increase in Total Fair Value (1) (in millions)	Weighted Average Fair Value (1) per share	Increase in Total Fair Value (1) (in millions)
As reported	$8.59		$9.17
Hypothetical
Increase expected volatility by 5 percent points (2)	$9.54	$1.5	$10.30	$5.6
Increase expected life by 1 year	$9.01	$0.7	$9.78	$3.1

(1)	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the service period, net of estimated forfeitures.

(2)	For example, an increase from the 38% reported volatility for fiscal year 2008 to a hypothetical 43% volatility

The Company previously applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 (“SFAS 148”).

Accounting for Income Taxes

We must make certain estimates and judgments in the calculation of income tax expense and in the determination of whether deferred tax assets are more likely than not to be realized. The calculation of our income tax expense and income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. For fiscal years 2007 and prior, we recognized potential liabilities for anticipated income tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether, and the extent to which, additional income tax payments are probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we recorded a contingent loss in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Although we believe that the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what was reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement framework for financial statement reporting and disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, a tax position is recognized in the financial statements when it is more-likely-than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that is greater than 50% likely of being realized upon settlement. Although we believe that the Company’s computation of tax benefits to be recognized and realized are reasonable, no assurance can be given that the final outcome will not be different from what was reflected in our income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made. See Note 15 for further information related to FIN 48.

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

Litigation and Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against us. We periodically assess each matter in order to determine if a contingent liability in accordance with SFAS 5, should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. We expense legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

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

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	June 28, 2008	June 30, 2007	June 24, 2006
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	39.7%	39.5%	34.4%

Gross margin	60.3%	60.5%	65.6%
Operating expenses:
Research and development	28.1%	32.8%	27.7%
Selling, general and administrative	11.4%	10.2%	9.6%

Total operating expenses	39.5%	43.0%	37.3%

Operating income	20.8%	17.5%	28.3%
Interest income and other, net	2.7%	3.0%	2.5%

Income before provision for income taxes and cumulative effect of a change in accounting principle	23.5%	20.5%	30.8%
Provision for income taxes	8.0%	6.3%	10.0%

Income before cumulative effect of a change in accounting principle	15.5%	14.2%	20.8%
Cumulative effect of a change in accounting principle, net of tax	0.0%	0.0%	0.1%

Net income	15.5%	14.2%	20.9%

The following table shows stock-based compensation included in the components of the Consolidated Statements of Income data reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006
Cost of goods sold	2.2%	4.0%	3.3%
Research and development	5.4%	10.8%	7.4%
Selling, general and administrative	1.6%	2.8%	2.7%

	9.2%	17.6%	13.4%

Net Revenues

We reported net revenues of $2,052.8 million, $2,009.1 million and $1,856.9 million in fiscal years 2008, 2007 and 2006, respectively. Net revenues in fiscal years 2008 increased by 2.2% compared with net revenues in fiscal year 2007. This increase was due to an approximate 5% increase in unit shipments, which was offset partially by changes in product mix related to increased sales of products with lower average selling prices.

Net revenues in fiscal year 2007 increased by 8.2% compared with net revenues in fiscal year 2006. This increase was due to an increase in unit shipments of approximately 19%, which was offset partially by changes in product mix related to increased sales of products with lower average selling prices.

Approximately 80%, 77% and 78% of the Company’s net revenues in fiscal years 2008, 2007 and 2006, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim, Europe, and Japan. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company’s results of operations for fiscal years 2008, 2007 and 2006 was immaterial.

Gross Margin

Our gross margin as a percentage of net revenues was 60.3% in fiscal year 2008 compared to 60.5% in fiscal year 2007. The gross margin percentage slightly decreased in fiscal year 2008 from fiscal year 2007 primarily due to $22.6 million in accelerated depreciation expense associated with equipment at our Dallas facilities in fiscal year 2008. We also recorded $4.5 million in severance charges from the decisions associated with our San Jose and Dallas facilities in fiscal year 2008. During fiscal year 2008, we acquired the storage products division from Vitesse Semiconductor, Inc. Amortization expense associated with intellectual property from this acquisition was $3.8 million in fiscal year 2008. Inventory write downs for inventory in excess of demand increased by $2.5 million during fiscal year 2008 as compared to fiscal year 2007. Inventory write downs were $38.1 million and $35.6 million in fiscal years 2008 and 2007, respectively. In addition to the above changes, product mix changes combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage for fiscal year 2008 as compared to fiscal year 2007. The above decreases were offset by $35.2 million decrease in stock-based compensation. This decrease resulted from charges recorded in fiscal year 2007 due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge In addition, during fiscal year 2007, we recorded a $10.2 million fixed asset impairment charge due to our decision to transfer certain wafer manufacturing production from our San Jose, California wafer manufacturing facility to an independent wafer manufacturing facility.

Our gross margin as a percentage of net revenues was 60.5% in fiscal year 2007 compared to 65.6% in fiscal year 2006. The gross margin percentage decreased in fiscal year 2007 from fiscal year 2006 primarily due to increased stock-based compensation, increased inventory write downs for inventory in excess of demand and fixed assets impairment charges related to our wafer manufacturing facility located in San Jose, California. Stock-based compensation increased by $19.0 million for fiscal year 2007 as compared to fiscal year 2006 primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge We recorded a $10.2 million charge due to our decision to transfer certain wafer manufacturing production from our San Jose, California wafer manufacturing facility to an independent wafer manufacturing facility resulting in the impairment of certain fixed assets. Although unit sales volume increased year-over-year, product mix combined with decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage in fiscal year 2007 compared to fiscal year 2006. In addition to the above, gross margin was negatively impacted in fiscal year 2007 due to inventory write downs for inventory in excess of demand which increased by $26.6 million during fiscal year 2007 as compared to fiscal year 2006. Inventory write downs were $35.6 million and $9.0 million in fiscal years 2007 and 2006, respectively.

Research and Development

Research and development expenses were $577.7 million and $659.5 million for fiscal years 2008 and 2007, respectively, which represented 28.1% and 32.8% of net revenues, respectively. The decrease in research and development expenses was primarily due to decreased stock-based compensation and related expenses. Stock-based compensation decreased by $106.8 million in fiscal year 2008 as compared to fiscal year 2007 primarily due to charges recorded in fiscal year 2007 related to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. Payroll and related taxes resulting from liabilities incurred due to improper accounting for stock option grants and cash exercises decreased by $25.8 million in fiscal year 2008 as compared to fiscal year 2007. The above decreases were offset by $31.8 million increase in salary and related expenses in fiscal year 2008 primarily from salary increases and the hiring of additional engineers to support our research and development and process development efforts. Additionally, in fiscal year 2008, we recorded $4.9 million in severance expenses related to reductions in headcount. In addition, depreciation expenses increased by $3.1 million in fiscal year 2008 as compared to fiscal year 2007 as a result of increased capital investment to support our research and development efforts.

Research and development expenses were $659.5 million and $514.1 million for fiscal years 2007 and 2006, respectively, which represented 32.8% and 27.7% of net revenues, respectively. The increase in research and development expenses in absolute dollars was primarily due to an increase of stock-based compensation, increased salary and related expenses and payroll and related taxes which resulted from liabilities incurred related to improper accounting for stock option grants and cash exercises. Stock-based compensation increased by $78.4 million for fiscal year 2007 as compared to fiscal year 2006 due the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge Salary and related expenses for fiscal year 2007 as compared to fiscal year 2006 increased by $41.7 million due to salary increases and hiring additional engineers to support our research and development and process development efforts. In addition to the above, we recorded $18.5 million in expense to reflect payroll and related tax liabilities due to improperly accounted for stock option grants and cash exercises.

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

Selling, General and Administrative

Selling, general and administrative expenses were $234.6 million and $204.5 million in fiscal years 2008 and 2007, respectively, which represented 11.4% and 10.2% of net revenues, respectively. The increase in selling, general, and administrative expenses for fiscal year 2008 as compared to fiscal year 2007 was primarily due to an increase of $19.8 million in legal expenses and an increase of $22.5 million in accounting fees associated with our stock option investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities. Salary and related expenses increased by $5.8 million due to salary increases and increased headcount in fiscal 2008 as compared to fiscal 2007. In addition to the above increases, in fiscal year 2007 we recorded a $3.1 million charge to reflect the net present value of termination benefits given to our former Chief Executive Officer upon his retirement and we recorded a reversal of $12.7 million of previously recognized stock-based compensation due to the forfeiture of our former Chief Executive Officer’s unvested stock options upon his retirement. The above changes in fiscal year 2008 were offset by a decrease of $22.0 million of stock-based compensation. Stock-based compensation decreased in fiscal year 2008 as compared to fiscal year 2007 primarily due to the extension of the terms in fiscal year 2007 of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge.

Selling, general and administrative expenses were $204.5 million and $178.8 million in fiscal years 2007 and 2006, respectively, which represented 10.2% and 9.6% of net revenues, respectively. The increase in selling, general, and administrative expenses in absolute dollars for fiscal year 2007 as compared to fiscal year 2006 is primarily due to increased stock-based compensation, salary and related expenses, legal and accounting expenses. Stock-based compensation increased by $4.9 million for fiscal year 2007 as compared to fiscal year 2006 primarily due to the extension of the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charges which was offset by $12.7 million of previously recognized stock-based compensation which was reversed due to the forfeiture of our former Chief Executive Officer’s unvested stock options upon his retirement. We recorded in fiscal year 2007 a $3.1 million charge to reflect the net present value of termination benefits given to our former Chief Executive Officer upon his retirement. Salary and related expenses increased by $15.7 million due to salary increases and increased headcount in fiscal 2007 as compared to fiscal 2006. Legal and accounting expenses associated with our stock option investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities increased 22.6 million in fiscal year 2007 as compared to fiscal year 2006, respectively. The above increases were offset by a legal settlement of $19.0 million with Analog Devices, Inc., recorded in fiscal 2006 and an arbitrator’s award related to a terminated product representative of the Company.

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

Interest Income and Other, Net

Interest income and other, net decreased to $56.7 million in fiscal year 2008 from $61.3 million in fiscal year 2007. The decrease is primarily due to lower average interest rates. This decrease was partially offset by a $9.6 million gain on the sale of land.

Interest income and other income, net increased to $61.3 million in fiscal year 2007 from $46.4 million in fiscal year 2006. The increase is due to higher average interest rates combined with higher average levels of invested cash, cash equivalents, and short-term investments.

Provision for Income Taxes

Our annual income tax expense was $165.1 million, $127.5 million, and $185.8 million, in fiscal years 2008, 2007, and 2006, respectively. The effective tax rate was 34.2%, 30.8% and 32.5% for fiscal years 2008, 2007 and 2006, respectively. The fiscal years 2008, 2007 and 2006 effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales, research tax credits, and the manufacturing deduction. The effective tax rate increased from 2007 to 2008 due to the expiration of the federal research credit on December 31, 2007, the phase-out of the extraterritorial income exclusion, and the nonrecurring tax reserve release in fiscal 2007 due to the expiration of the statute of limitations. The effective tax rate decreased from 2006 to 2007 due to the extension of the Federal research tax credit, which had expired on December 31, 2005, and the release of tax reserves in 2007 due to the expiration of the statute of limitations for the years to which the reserves related.

Stock-based Compensation

The following tables show stock-based compensation expense by type of award, resulting tax effect, and related impact on earnings per share included in the Consolidated Statements of Income for fiscal years 2008, 2007 and 2006:

	For the Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006
	(in thousands)
Cost of goods sold
Stock options	$28,550	$60,527	$59,096
Restricted stock units	17,440	19,228	501
Employee stock purchase plan	—	1,431	2,543

	45,990	81,186	62,140

Research and development expense
Stock options	69,159	162,330	119,442
Restricted stock units	40,752	49,727	10,586
Employee stock purchase plan	—	4,672	8,299

	109,911	216,729	138,327

	For the Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006
	(in thousands)
Selling, general and administrative expense
Stock options	22,141	42,474	46,051
Restricted stock units	11,678	11,941	2,353
Employee stock purchase plan	—	1,431	2,543

	33,819	55,846	50,947

Total stock-based compensation expense
Stock options	119,850	265,331	224,589
Restricted stock units	69,870	80,896	13,440
Employee stock purchase plan	—	7,534	13,385

Pre-tax stock-based compensation expense	189,720	353,761	251,414
Less: Income tax effect	66,272	121,539	83,391

Net stock-based compensation expense	$123,448	$232,222	$168,023

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FASB Interpretation No. 48 on July 1, 2007 and applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings and additional paid in capital. The cumulative effect of applying FIN 48 was a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on our consolidated financial position, results of operations and cash flows.

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

Backlog

At the end of the fourth quarter of fiscal year 2008, backlog shippable within the next 12 months was approximately $370 million (compared to $412 million at the end of fiscal year 2007), including approximately $326 million (compared to $350 million at the end of fiscal year 2007) requested for shipment in the next fiscal quarter. Because the Company’s backlog of orders at any point is not necessarily based on firm, non-cancelable orders and because the Company’s customers do in fact routinely cancel orders for their own convenience with little notice, backlog has limited value as a predictor of future revenues.

Financial Condition, Liquidity and Capital Resources

Our primary sources of funds for fiscal years 2008, 2007 and 2006 have been net cash generated from operating activities of approximately $519.4 million, $616.6 million and $619.1 million, respectively. In addition, we received approximately $25.7 million of proceeds from the exercise of stock options during fiscal year 2007. We received $148.8 million of proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Participation Plan during fiscal year 2006. There was no similar activity in fiscal year 2008.

Total assets increased to $3,708.4 million at the end of fiscal year 2008, up from $3,606.8 million at the end of fiscal year 2007. Cash, cash equivalents and short-term investments decreased to $1,218.2 million in fiscal year 2008 from $1,299.4 million in fiscal year 2007. Accounts receivable increased to $272.0 million in fiscal year 2008 from $245.0 million in fiscal year 2007 primarily due to increased sales and timing of cash receipts; property, plant and equipment, net increased $53.9 million due to capital expenditures offset by depreciation; deferred tax assets increased $5.5 million to $253.5 million primarily due to additional book stock compensation, while other assets increased to $176.6 million from $104.9 million primarily due intangible assets and goodwill associated with the acquisition of the Storage Products Division from Vitesse Semiconductor Corporation.

The principal uses of funds for fiscal years 2008, 2007 and 2006 were purchases of property, plant and equipment of $215.9 million, $401.7 million and $201.2 million, dividends paid of $240.4 million, $200.1 million and $153.0 million, and income tax payments of $202.3 million, $229.3 million and $191.1 million, respectively. During fiscal year 2008, we also utilized cash on hand for the acquisition of the storage products division of Vitesse Semiconductor of $64.1 million and had cash settlements for expired stock options of $117.3 million. During fiscal year 2008 and fiscal year 2007 we had cash settlements of vested restricted stock units and payouts under the RSU loan program of $29.6 and $35.2 million, respectively. In fiscal year 2007 and 2006, we spent $60.8 million and $580.4 million, respectively, to repurchase common stock. In fiscal year 2007, in connection with the stock option investigation and the restatement to correct our past accounting for stock options, we suspended the issuance of shares pursuant to the exercise of stock options and RSUs, as well as purchases under our employee stock purchase program under our Form S-8 Registration Statements pending the completion of the Special Committee investigation and filing of all of our delayed periodic reports with the SEC.

As of June 24, 2008, our available funds consisted of $1,218.2 million in cash, cash equivalents, and short-term investment securities. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, common stock repurchases, and dividend payments for the next twelve months.

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

During the first quarter of fiscal year 2009, the Board of Directors declared a cash dividend of $0.20 per share on the Company’s common stock payable on September 5, 2008 to stockholders of record on August 22, 2008.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at June 28, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at June 28, 2008:

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Operating lease obligations (1)	$27,722	$6,853	$9,948	$7,189	$3,732
Royalty obligations (2)	50,000	10,000	20,000	20,000	—
Capital equipment and inventory related purchase obligations (3)	54,391	32,751	4,472	4,112	13,056

Total	$132,113	$49,604	$34,420	$31,301	$16,788

(1)	The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2014.

(2)	Royalty obligations represent payments for licensed patents.

(3)

Capital equipment purchase obligations represent commitments for purchase of plant and equipment. The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

As of June 28, 2008, our gross unrecognized income tax benefits were $124.9 million, which excludes $16.3 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 28, 2008, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which includes U.S. Treasury and Federal Agency debt securities, and repurchase agreements relating to such securities. We limit portfolio duration. This investment policy is intended to reduce default risk, market risk and reinvestment risk. We do not use derivative financial instruments in our investment portfolio. The fair value of our investment portfolio would vary by approximately $3.0 million by a change in market interest rates of 100 basis points as of June 28, 2008. Exposure to interest rate fluctuations is mitigated by maintaining a laddered portfolio of investment instruments that mature at regular intervals over a three-year investment horizon. By creating a steady stream of cash from maturing investments, we intend to generate cash to meet business needs without liquidating investments. At June 28, 2008, our investment portfolio had an expected weighted average return of 2.7% (4.5% at June 30, 2007) and a weighted maturity of 532 days (137 days at June 30, 2007). In addition at June 28, 2008, Maxim maintains a significant portfolio of money market investments, which are included in cash. These funds are restricted to money market funds which invest in U.S. Treasury and Federal Agency debt securities, and repurchase agreements relating to such securities. These money market funds are all available on a daily basis.

Foreign Currency Risk

We transact business in various non-U.S. currencies, primarily the Japanese Yen, British Pound, and the Euro. We are exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. We have established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in these exchange rates. These strategies reduce, but do not always entirely eliminate, the impact of currency exchange movements. We also incur expenses in Philippine Peso and Thailand Baht related to our testing facility at those locations, but we have not hedged these exposures as of June 28, 2008.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities were immaterial in fiscal years 2008, 2007 and 2006. We had forward contracts to sell foreign currencies for $46.9 million and $58.8 million at June 28, 2008 and June 30, 2007, respectively. The fair market value of these forward contracts was $(0.8) million and $0.5 million at June 28, 2008 and June 30, 2007, respectively. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 28, 2008 and June 30, 2007 would not have a material impact on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15 (a) of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer (“CEO”) and our interim chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 28, 2008. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our management, including our current CEO and our interim CFO, concluded that (i) the Company has remediated the material weaknesses in internal control over financial reporting relating to our not maintaining an effective control environment and, separately, our not maintaining effective controls over our stock option practices and the related accounting for stock option transactions as described in Item 9A of our Annual Reports on Form 10K for the fiscal years ended June 30, 2007 and June 24, 2006, respectively, and (ii) our disclosure controls and procedures were effective as of June 28, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO and effected by the Company’s Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 28, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of June 28, 2008, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

Other than the activities to remediate our material weaknesses as described further below, that took place or that were ongoing during the three months ended June 30, 2008, there were no changes in our internal control over financial reporting that occurred during the three months ended June 28, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

Subsequent to June 24, 2006 through June 28, 2008, the Company has undertaken actions to remediate the material weaknesses in our internal control over financial reporting. These remediation actions were described in our previous annual and quarterly periodic reports in fiscal years 2007 and 2008.

During the quarter ended June 28, 2008, we completed the evaluation of the design, and tested the operating effectiveness of the policies and procedures and related controls that we implemented as discussed above. Accordingly, we believe that we have remediated the material weaknesses related to not maintaining an effective control environment and, separately, not maintaining effective controls over our stock option practices and the related accounting for stock option transactions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”), that Maxim Integrated Products, Inc. and subsidiaries (collectively, “the Company”) maintained effective internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 28, 2008 of the Company and our report dated September 30, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective July 1, 2008 and Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

September 30, 2008

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and their ages as July 1, 2008.

Name	Age	Position
Tunc Doluca	50	President and Chief Executive Officer
Alan P. Hale	47	Vice President, Interim Chief Financial Officer and Principal Accounting Officer
Richard C. Hood	58	Vice President
Bruce E. Kiddoo	47	Vice President of Finance
Matthew J. Murphy	35	Vice President
Christopher J. Neil	42	Vice President
Pirooz Parvarandeh	48	Group President
Charles G. Rigg	64	Senior Vice President
Vijay Ullal	49	Group President

Mr. Doluca has served as a director of the Company as well as the President and Chief Executive Officer since January 2007. He joined Maxim in October 1984 and served as Vice President from 1994 to 2005. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1994, he served in a number of integrated circuit development positions.

Mr. Hale has served as Vice President and Interim Chief Financial Officer since January 31, 2007. He joined Dallas Semiconductor Corporation in June 1987 and served in various financial management positions including Vice President and Chief Financial Officer when Dallas Semiconductor was acquired by Maxim in 2001. From 2001 until 2005, Mr. Hale continued in his capacity at Dallas Semiconductor and also served as a Vice President for Maxim. In July, 2005, following Mr. Hale’s request, his responsibilities were redistributed and reassigned. From July 2005 until January 2007, Mr. Hale assisted Maxim with its investor relations program and special projects on a part-time basis until agreeing to serve as Interim CFO in January 2007.

Mr. Hood, a founder of the Company, joined the Company in May 1983 and was promoted to Vice President in February 1997. Prior to February 1997, he served in a number of engineering and manufacturing positions.

Mr. Kiddoo joined the Company in September 2007 as Vice President of Finance. Following the completion of the Company’s restatement of previously filed financial statements, Mr. Kiddoo will be appointed Chief Financial Officer and Principal Accounting Officer of the Company. Prior to joining Maxim, Mr. Kiddoo held various positions at Broadcom Corporation, a global semiconductor company, beginning in December 1999. Since July 2002, Mr. Kiddoo served as Broadcom’s Corporate Controller and Principal Accounting Officer and served as Vice President since January 2003. He also served as Broadcom’s Acting Chief Financial Officer from September 2006 through March 2007.

Mr. Murphy joined Maxim in July 1994 and was promoted to Vice President in November 2006. Prior to 1997, he served in a number of business unit and executive management positions.

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

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Performance Graph.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Report:

		Page
(1)	Financial Statements.

	Consolidated Balance Sheets at June 28, 2008 and June 30, 2007	47

	Consolidated Statements of Income for each of the three years in the period ended June 28, 2008	48

	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 28, 2008	49

	Consolidated Statements of Cash Flows for each of the three years in the period ended June 28, 2008	50

	Notes to Consolidated Financial Statements	51

	Report of Independent Registered Public Accounting Firm	86

(2)	Financial Statement Schedule.

	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.

	Schedule II — Valuation and Qualifying Accounts	87

	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b)	Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 28, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,013,119	$577,068
Short-term investments	205,079	722,286

Total cash, cash equivalents and short-term investments	1,218,198	1,299,354

Accounts receivable, net of allowances of $15,228 in 2008 and $17,301 in 2007	272,029	244,998
Inventories	272,421	262,713
Deferred tax assets	253,490	247,953
Other current assets	30,423	15,555

Total current assets	2,046,561	2,070,573

Property, plant and equipment, net	1,485,200	1,431,273
Other assets	176,629	104,938

TOTAL ASSETS	$3,708,390	$3,606,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,673	$93,773
Income taxes payable	825	70,302
Accrued salary and related expenses	249,079	195,494
Accrued expenses	68,131	71,694
Deferred income on shipments to distributors	21,447	23,641

Total current liabilities	419,155	454,904

Other liabilities	30,791	19,946
Income taxes payable	110,633	—

Total liabilities	560,579	474,850

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value authorized: 2,000 shares issued and outstanding: none	—	—
Common stock, $0.001 par value authorized: 960,000 shares issued and outstanding: 320,553 in 2008 and 320,553 in 2007	321	321
Additional paid-in capital	251,478	292,603
Retained earnings	2,901,139	2,847,281
Accumulated other comprehensive loss	(5,127)	(8,271)

Total stockholders’ equity	3,147,811	3,131,934

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,708,390	$3,606,784

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended
	June 28, 2008	June 30, 2007	June 24, 2006
Net revenues	$2,052,783	$2,009,124	$1,856,945
Cost of goods sold	814,395	792,697	638,547

Gross margin	1,238,388	1,216,427	1,218,398
Operating expenses:
Research and development	577,748	659,541	514,138
Selling, general and administrative	234,587	204,473	178,761

Total operating expenses	812,335	864,014	692,899

Operating income	426,053	352,413	525,499
Interest income and other, net	56,727	61,267	46,355

Income before provision for income taxes and cumulative effect of a change in accounting principle	482,780	413,680	571,854
Provision for income taxes	165,055	127,453	185,796

Income before cumulative effect of a change in accounting principle	317,725	286,227	386,058
Cumulative effect of a change in accounting principle, net of tax of $1,039	—	—	1,643

Net income	$317,725	$286,227	$387,701

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.99	$0.89	$1.19
Cumulative effect of a change in accounting principle	—	—	0.01

Basic net income per share	$0.99	$0.89	1.20

Diluted:
Before cumulative effect of a change in accounting principle	$0.98	$0.87	$1.14
Cumulative effect of a change in accounting principle	—	—	—

Diluted net income per share	$0.98	$0.87	1.14

Shares used in the calculation of earnings per share:
Basic	320,553	320,434	323,460

Diluted	325,846	329,883	338,627

Dividends declared per share	$0.750	$0.624	$0.475

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, June 25, 2005	327,494	$327	$331,975	$(166,749)	$2,526,482	$(6,530)	$2,685,505
Components of comprehensive income:
Net income					387,701		387,701
Unrealized gain on forward-exchange contracts, net of tax						(188)	(188)
Unrealized loss on available-for-sale investments, net of tax						(1,401)	(1,401)

Total comprehensive income							386,112

Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)			(166,749)	166,749
Exercises under the Stock Option and Purchase Plans	8,194	8	148,784				148,792
Repurchase of common stock	(15,613)	(15)	(580,372)				(580,387)
Stock based compensation			254,827				254,827
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans			33,640				33,640
Dividends declared and paid					(153,000)		(153,000)

Balance, June 24, 2006	320,075	$320	$22,105	$—	$2,761,183	$(8,119)	$2,775,489
Components of comprehensive income:
Net income					286,227		286,227
Unrealized loss on forward-exchange contracts, net of tax						(79)	(79)
Tax effect of the unrealized exchange loss on long-term intercompany receivable						(6,505)	(6,505)
Unrealized loss on available-for-sale investments, net of tax						6,432	6,432

Total comprehensive income							286,075

Exercises under the Stock Option and Purchase Plans	2,577	3	25,672				25,675
Repurchase of common stock	(2,099)	(2)	(60,765)				(60,767)
Stock based compensation			330,916				330,916
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans			14,255				14,255
Modification of equity instruments to liability			(39,580)				(39,580)
Dividends declared and paid					(200,129)		(200,129)

Balance, June 30, 2007	320,553	321	292,603	—	2,847,281	(8,271)	$3,131,934
Components of comprehensive income:
Net income					317,725		317,725
Unrealized loss on forward-exchange contracts, net of tax						(77)	(77)
Tax effect of the unrealized exchange gain on long-term intercompany receivable						1,999	1,999
Unrealized gain on available-for-sale investments, net of tax						1,222	1,222

Total comprehensive income							320,869

Cumulative effect adjustment on adoption of EITF 06-10					(14,089)		(14,089)
Cumulative effect adjustment on adoption of FIN 48			(19,150)		(9,363)		(28,513)
Exercises under the Stock Option and Purchase Plans
Repurchase of common stock
Stock based compensation			111,450				111,450
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions under stock plans			(4,762)				(4,762)
Modification of equity instruments to liability			(128,663)				(128,663)
Dividends declared and paid					(240,415)		(240,415)

Balance, June 28, 2008	320,553	321	251,478	—	2,901,139	(5,127)	3,147,811

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended June
	June 28, 2008	June 30, 2007	June 24, 2006
Cash flows from operating activities:
Net income	$317,725	$286,227	$387,701
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	189,720	353,761	251,414
Depreciation and amortization	161,907	104,643	90,324
Deferred taxes	(14,648)	(103,526)	(58,856)
Gain from sale of property, plant and equipment	(9,578)	(1,197)	—
Tax benefit (deficiency) related to stock-based compensation plans	(4,762)	14,255	33,640
Excess tax benefit from stock-based compensation plans	(558)	(8,150)	(44,660)
Asset impairment	—	10,190	—
Changes in assets and liabilities:
Accounts receivable	(27,031)	52,287	(97,694)
Inventories	(9,287)	(54,242)	(22,340)
Other current assets	(13,660)	4,030	(9,521)
Accounts payable	(13,383)	(12,278)	30,885
Income taxes payable	(4,507)	(14,046)	20,933
Deferred income on shipments to distributors	(2,194)	2,514	902
Accrued liabilities - goodwill payments above settlement date fair value	(38,376)	—	—
All other accrued liabilities	(11,944)	(17,909)	36,382

Net cash provided by operating activities	519,424	616,559	619,110

Cash flows from investing activities:
Purchases of property, plant and equipment	(215,870)	(401,740)	(201,203)
Proceeds from sale of property, plant, and equipment	16,369	2,334	1,544
Acquisition	(64,123)	—	—
Other non-current assets	9,131	(11,665)	(9,163)
Purchases of available-for-sale securities	(316,182)	(779,652)	(416,037)
Proceeds from sales/maturities of available-for-sale securities	835,764	987,789	782,466

Net cash provided by (used in) investing activities	265,089	(202,934)	157,607

Cash flows from financing activities
Excess tax benefit from stock-based compensation plans	558	8,150	44,660
Mortgage liability	(40)	3,347	—
Settlement date fair value of goodwill payments	(78,940)	—	—
Cash settlement of vested restricted stock units	(4,339)	(5,677)	—
Payouts under the RSU loan program	(25,286)	(29,489)	—
Issuance of common stock	—	25,675	148,792
Repurchase of common stock	—	(60,767)	(580,387)
Dividends paid	(240,415)	(200,129)	(153,000)

Net cash used in financing activities	(348,462)	(258,890)	(539,935)

Net increase in cash and cash equivalents	436,051	154,735	236,782
Cash and cash equivalents:
Beginning of year	577,068	422,333	185,551

End of year	$1,013,119	$577,068	$422,333

Supplemental disclosures of cash flow information:
Cash paid, net during the year for income taxes	$202,280	$229,296	$191,148

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$20,992	$23,500	$44,530

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim” or “the Company”) designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers and is incorporated in the state of Delaware. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. The major end-markets the Company’s products are sold in are the communications, computing, consumer and industrial markets.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every sixth or seventh year will be a 53-week fiscal year. Fiscal year 2007 is a 53-week fiscal year. Fiscal years 2008 and 2006 were 52-week fiscal years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, valuation allowance for deferred tax assets, reserves relating to income tax audits, allowances for doubtful accounts, customer returns and allowances, inventory valuation, reserves relating to litigation matters, accrued liabilities and reserves and assumptions related to the calculation of stock-based compensation. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on sales of investment securities are determined based on the specific identification method and are included in “Interest income and other, net” in the Consolidated Statements of Income.

Derivative Instruments

The Company transacts business in various non-U.S. currencies, primarily the Japanese Yen, British Pound, and the Euro. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. The Company has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in these exchange rates. These strategies reduce, but do not always entirely eliminate, the impact of currency exchange movements. The Company also incurs expenses in Philippine Peso and Thailand Baht related to the Company’s testing facility at those locations, but the Company has not hedged these exposures as of June 28, 2008.

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S.-dollar-denominated cash flows. These contracts are designated as cash flow hedges and recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than 6 months. The Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent of $46.9 million and $58.8 million at June 28, 2008 and June 30, 2007, respectively. For derivatives, the effective portion of the gain or loss is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings during the period of change. The net value of all contracts which hedge transactions that have affected earnings is classified within current assets. For contracts which hedge transactions that have not affected earnings (primarily backlog), a net gain is classified within current assets and a net loss is classified within current liabilities.

For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in Interest and other income, net in the Consolidated Statements of Income. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in earnings in each period until the instrument matures, is terminated or is sold. In fiscal years 2008 and 2007, no cash flow hedges were discontinued as a result of forecasted transactions that did not occur. Fair value of the contracts is determined by reference to liquidation value.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets and Goodwill

The Company accounts for intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which requires impairment losses to be recorded on intangible assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company’s reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement framework for the financial statement reporting and disclosure of an income tax position taken or expected to be taken on a tax return. Under FIN 48, a tax position is recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adopting FIN 48 was a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws across multiple tax jurisdictions. Although FIN 48 provides clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations.

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

Sales to certain U.S. distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain U.S. distributors to return a small portion of the Company’s products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, the Company defers recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes possession of such inventory from its consigned location at which point inventory is relieved, title transfers, and the Company has a legally enforceable right to collection under the terms of the Company’s agreement with the related customers.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company makes estimates of potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by the Company may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. At June 28, 2008 and June 30, 2007, the Company had $12.1 million and $12.4 million accrued for returns and allowances, respectively. During fiscal years 2008 and 2007, the Company recorded $66.0 million and $79.2 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $66.3 million and $80.9 million actual returns and allowances given during fiscal years 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist of expenditures for labor and benefits, masks, prototype wafers and depreciation.

Other Liabilities

Included in other liabilities on the Consolidated Balance Sheet at June 28, 2008 and June 30, 2007 were $11.5 million and $14.1 million of deferred license revenues, respectively. See Note 18 for additional amount accrued in other liabilities at June 28, 2003 and June 30, 2007.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were $7.5 million, $9.2 million, and $9.3 million in fiscal years 2008, 2007, and 2006, respectively.

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

Stock-Based Compensation

Prior to June 26, 2005, the Company previously applied Accounting Principles Board (“APB”) APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation “SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 “SFAS 148”). In accordance with APB 25, a non-cash, stock-based

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the option.

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

401(k) Retirement Plan

The Company sponsors a 401(k) retirement plan (401(k) Plan) through Fidelity Investments, under which full-time U.S. employees may contribute, on a pretax basis, between 1% and 30% of their total annual income from the Company, subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. In addition, the Company started matching 401(k) contributions to all U.S. employees during fiscal year 2008. The Company matches dollar-for-dollar up to 3% of employees’ eligible compensation. The administration expense charged by Fidelity Investments, which the Company pays, was immaterial for fiscal years 2008, 2007 and 2006, respectively. Company contributions to the 401(k) Plan were $3.5 million, $0.8 million, and $0.7 million in fiscal years 2008, 2007 and 2006, respectively.

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

Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims, property and casualty and general liability. The Company’s workers’ compensation insurance has a $1.0 million deductible per case. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers’ compensation claims, property and casualty and general liability of $11.8 million and $14.5 million are included in accrued expenses as of June 28, 2008 and June 30, 2007, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrued for employee healthcare claims are included in accrued salary and related expenses and were not material as of June 28, 2008 and June 30, 2007, respectively.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FASB Interpretation No. 48 on July 1, 2007 and applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings and additional paid in capital. The cumulative effect of applying FIN 48 was a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company are currently evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial condition, results of operations and liquidity.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company is required to adopt the provisions of SFAS 159 as of the beginning of the fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company are currently evaluating the impact of adopting SFAS 161 on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting consistent with GAAP. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411 on September 16, 2008, The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on the Company consolidated financial statements.

NOTE 3: STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) in fiscal year 2006. The Company adopted SFAS 123(R) using the modified prospective method, and, accordingly, consolidated financial statements for prior periods have not been restated to reflect the effect of SFAS 123(R). The Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). In March 2005, the SEC issued SEC SAB No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company elected to adopt the alternative transition method in its adoption of SFAS 123(R). The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.

At June 28, 2008, the Company had five stock option plans and one employee stock participation plan, including the Company’s 1996 Stock Incentive Plan (the “1996 Plan”), 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan (the “ESP Plan”), and Supplemental Non-employee Stock Option Plan. In November 2005, the stockholders approved amendments to the 1996 Plan (1) to increase the authorized shares by 9.5 million shares (2) to provide the ability to grant awards of restricted stock units and restricted stock and (3) to extend the term of the plan through 2015.

The Company’s aggregate stock-based compensation cost for fiscal year 2008 was $189.7 million after accounting for estimated forfeitures and resulted primarily from awards of stock options and restricted stock units under the Company’s 1996 Plan and the extension of terms of certain options and newly granted restricted stock units. Stock-based compensation cost capitalized into inventory was $13.7 million and $15.0 million as of June 28, 2008 and June 30, 2007, respectively.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show stock-based compensation expense by type of award and resulting tax effect are included in the Consolidated Statements of Income for fiscal year 2008, 2007, and 2006:

	For the Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006
	(in thousands)
Cost of goods sold
Stock options	$28,550	$60,527	$59,096
Restricted stock units	17,440	19,228	501
Employee stock purchase plan	—	1,431	2,543

	45,990	81,186	62,140

Research and development expense
Stock options	69,159	162,330	119,442
Restricted stock units	40,752	49,727	10,586
Employee stock purchase plan	—	4,672	8,299

	109,911	216,729	138,327

Selling, general and administrative expense
Stock options	22,141	42,474	46,051
Restricted stock units	11,678	11,941	2,353
Employee stock purchase plan	—	1,431	2,543

	33,819	55,846	50,947

Total stock-based compensation expense
Stock options	119,850	265,331	224,589
Restricted stock units	69,870	80,896	13,440
Employee stock purchase plan	—	7,534	13,385

Pre-tax stock-based compensation expense	189,720	353,761	251,414
Less: Income tax effect	66,272	121,539	83,391

Net stock-based compensation expense	$123,448	$232,222	$168,023

SFAS 123(R) requires certain realized tax benefits resulting from the exercise of stock options to be classified as cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FASB Staff Position SFAS 123(R)-3, 100% of the realized tax benefits generated by employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as cash flows from financing activities. Excess tax benefits generated by employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) are classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset and proforma deferred tax asset attributable to stock-based compensation costs for such options. As a result of adopting SFAS 123(R), $0.6 million, $8.2 million and $44.7 million of realized tax benefits for fiscal years ended June 28, 2008, June 30, 2007 and June 24, 2006, respectively, have been classified as a financing cash inflow.

Employee Stock Participation Plan (“ESPP”)

The Company’s ESPP, which was previously approved by the Company’s stockholders, permits the grant of up to 18.1 million shares. Under the ESPP, the Company offers stock purchase rights to purchase shares of the

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s stock at three to twenty-four month intervals at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. Each offering can be no longer than 27 months. The Company’s ESPP does not permit employees to buy more than $25,000 worth of stock annually.

Due to the suspension of the issuance of shares under the Company’s Form S-8 registration statements no shares could be purchased under the ESP Plan during fiscal year 2008. At June 28, 2008, a total of 2.2 million shares were reserved and available for issuance under the Company’s ESP Plan. Payroll deductions for the three-month purchase period ending September 23, 2006 were refunded to plan participants on September 28, 2006. The weighted average grant date fair value of the ESP Plan awards was $10.38 for fiscal year 2006. At June 28, 2008, a total of 2.2 million shares were reserved and available for issuance under the Company’s ESP Plan. The Company may not begin a new offering period until it becomes current in filing its periodic reports with the SEC.

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

Restricted Stock Units

Restricted stock units (“RSUs”) generally vest on a quarterly basis over a service period of up to five years from the issuance date. The restricted stock units represent a promise by the Company to the employees to issue shares of its common stock in the future, provided the vesting criteria have been satisfied. RSUs granted reduce the total number of shares available to grant under the 1996 Plan by a factor of two. To the extent RSUs are returned back to the 1996 Plan, for example, due to cancellations, such RSUs would increase the number of shares available to grant by a factor of two.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RSU Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan “RSU Loan” for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or the Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company’s stock price appreciates (“SAR”) between the vest date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle restricted stock units vesting during the Blackout Period held by foreign employees. These programs were considered a modification of the restricted stock units triggering a change in the classification from equity to a liability instrument for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid in capital to accrued salary and related expenses of $2.2 million on the modification date and incremental compensation expenses of $19.4 million from the modification. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid in capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company recorded $50.2 million of additional compensation expense in fiscal year 2008. During fiscal year 2008, the Company made cash payments under these programs totaling $29.6 million.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extension of Options that Expire after Reaching 10-Year Contractual Term and Cash Settlements of Expired Options

In September 2006, the Company approved the extension of the terms of vested stock options that expire during the blackout as a result of the expiration of the 10-year contractual term. The extension was considered a modification under SFAS 123(R). The incremental compensation expense of the modification was equal to the fair value of the option at the modification date after the extension compared to the fair value of the option prior to modification. The Company recognized additional compensation expense totaling $118.9 million for 8.3 million options in the three months ended September 23, 2006. The stock-based compensation expense adjustment was based on modified vested options held by employees that expired during the period from September 22, 2006 through the end of the Blackout Period.

In September 2007, as a result of changes in NASDAQ regulations, the Company decided to cash-settle all options expiring during the Blackout Period (“goodwill payment”) based on the price at which 10% of the daily close prices of the Company’s common stock fall above this price for trading days from August 7, 2006 (the date on which the Company initiated a trading blackout on officers and other individuals) through the expiration date of the option. The cash payment is subject to the option holder executing a release of all claims relating to the option.

The supplemental goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid-in capital to accrued salaries and related expenses of $126.8 million and incremental compensation expenses of $ 27.5 million during the first fiscal quarter of 2008. At the end of each period, the Company will recognize any change in fair value of the options in its consolidated statements of income in the period of change until the options are settled.

Extension of Post-Termination Exercise Period

In September 2006, the Company also decided to extend the post-termination exercise period for employees holding vested options granted under the Dallas Semiconductor stock option plans, which were assumed by the Company as a part of its acquisition of Dallas Semiconductor Corporation, who terminated after September 22, 2006 and whose stock options would expire prior to reaching the 10 year contractual term during the Blackout Period. The extension provided these employees with 90 days to exercise vested options from the end of the Blackout Period. The Company calculated the incremental compensation expense of this modification in accordance with SFAS 123(R) and recognized compensation expense in the quarter ended September 23, 2006 totaling $0.8 million for 0.2 million options for the extension of the options held by these employees terminating employment during the Blackout Period

Valuation Assumptions

The fair value of awards granted under the Company’s 1996 Plan and ESP Plan is estimated on the date of grant using the Black-Scholes valuation model. The Company estimates expected volatility based on market-based implied volatility from traded options on the Company’s stock. The Company analyzes historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines dividend yield by dividing the annualized dividends per share by the quarter’s average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. Assumptions are revised as necessary. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimate changes or actual differs from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures of vested stock options.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each award granted in fiscal years 2008, 2007 and 2006 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Option Plan
	2008	2007	2006
Expected option holding period (in years)	6.2	6.2	5.1
Risk-free interest rate	4.1%	4.8%	4.3%
Stock price volatility	38%	31%	28%
Dividend yield	2.9%	2.0%	1.2%

	ESP Plan
	2008	2007	2006
Expected option holding period (in years)	n/a	n/a	1.1
Risk-free interest rate	n/a	n/a	4.3%
Stock price volatility	n/a	n/a	29%
Dividend yield	n/a	n/a	1.3%

At June 28, 2008, the Company had 4.1 million shares of its common stock available for issuance to employees and other option recipients under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 1987 Employee Stock Participation Plan, and Supplemental Non-employee Stock Option Plan.

The following table summarizes information about stock options that were outstanding and exercisable at June 28, 2008:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2005	101,593,580	$34.52
Options Granted	13,063,685	37.56
Options Exercised	(18,802,924)	36.86
Options Cancelled	(6,475,917)	39.11

Balance at June 24, 2006	89,378,424	34.14
Options Granted	5,007,323	29.63
Options Exercised	(1,527,356)	11.89
Options Cancelled	(5,786,292)	38.04

Balance at June 30, 2007	87,072,099	34.01
Options Granted	1,603,047	26.41
Options Exercised	—	—
Options Cancelled	(11,768,264)	22.63

Balance at June 28, 2008	76,906,882	35.59	4.7	11,143,360

Exercisable at June 28, 2008	50,820,814	34.70	3.7	10,376,053

Vested and expected to vest at June 28, 2008	75,366,869	35.59	4.6	11,052,763

(1)

Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on June 28, 2008, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 28, 2008.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options that were outstanding and exercisable at June 28, 2008:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 28, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 28, 2008	Weighted Average Exercise Price
$11.28 - $19.99	1,989,683	0.85	$15.48	1,784,262	$15.21
$20.12 - $24.99	9,191,393	2.93	22.33	8,518,768	22.37
$25.11 - $29.99	3,435,570	5.65	27.83	1,600,965	27.90
$30.13 - $34.99	20,627,186	4.22	32.95	16,137,742	33.28
$35.16 - $39.99	19,034,886	5.72	37.37	10,977,340	37.47
$40.16 - $44.99	13,838,803	5.62	41.95	4,652,370	41.85
$45.25 - $87.06	8,789,361	4.07	49.41	7,149,367	50.11

	76,906,882			50,820,814

During fiscal year 2007, the Company received cash of $25.7 million from the exercise of stock options and equity awards. There were no option exercises in 2008 as a result of the Company’s inability to issue common stock. The Company issues new shares upon the exercise of options. During fiscal year 2008, the Company granted approximately 1.6 million stock options from its 1996 Plan with an estimated total grant date fair value of $13.8 million. The weighted average grant date fair values of stock options granted during fiscal years 2008, 2007 and 2006 were $8.59, $9.17 and $11.43, respectively. The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $0 million, $25.6 million and $147.4 million, respectively. As of June 28, 2008, there was $135.4 million of total unrecognized compensation costs related to 26.1 million unvested stock options expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes outstanding RSUs at June 28, 2008 and RSU activity during fiscal year 2008:

	Number of Restricted stock units	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2005	—
Restricted stock units granted	6,786,463
Restricted stock units released	(562,601)
Restricted stock units cancelled	(148,271)

Balance at June 24, 2006	6,075,591
Restricted stock units granted	1,982,802
Restricted stock units released	(773,238)
Restricted stock units cancelled	(627,726)

Balance at June 30, 2007	6,657,429
Restricted stock units granted	4,319,975
Restricted stock units released	—
Restricted stock units cancelled	(711,203)

Balance at June 28, 2008	10,266,201	1.1	215,590,158

Expected to vest at June 28, 2008	5,884,104	1.1	123,566,200

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s common stock on June 28, 2008, the last business day preceding the fiscal year end, multiplied by the number of RSUs outstanding, or expected to vest as of June 28, 2008.

The weighted average grant-date fair value of RSUs granted during fiscal years 2008, 2007 and 2006 was $22.35, $29.54 and $26.38, respectively. As of June 28, 2008, there was $17.3 million of unrecognized compensation cost related to 6.2 million unvested RSUs that are not subject to the RSU Loan program, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006
	(In thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$317,725	$286,227	$387,701

Denominator for basic earnings per share	320,553	320,434	323,460
Effect of dilutive securities:
Stock options, RSUs, and ESPP	5,293	9,449	15,167

Denominator for diluted earnings per share	325,846	329,883	338,627

Earnings per share:
Basic	$0.99	$0.89	$1.20

Diluted	$0.98	$0.87	$1.14

Approximately 68.4 million, 63.3 million, and 34.4 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for fiscal years 2008, 2007, and 2006, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 5: FINANCIAL INSTRUMENTS

Investments

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company recorded a net unrealized gain (loss) of $0.7 million and $(1.6) million on available-for-sale investments at June 28, 2008 and June 30, 2007, respectively. There are 4 investments that are in an unrealized gain position at June 28, 2008. The unrealized gain resulted from a decrease in interest rates that occurred during

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal year 2008. There are 20 investments that are in an unrealized loss position at June 30, 2007. The unrealized loss resulted from an increase in interest rates that occurred during fiscal year 2007. The Company believes the unrealized gains and losses are temporary as most of the related available-for-sale investments will be held to maturity resulting in cash flow equal to face value. Fair market values are calculated based upon prevailing market quotes at the end of each fiscal year.

Available-for-sale investments at June 28, 2008 were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$204,335	$744	$—	$205,079

Available-for-sale investments at June 30, 2007 were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$245,470	$—	$(1,249)	$244,221
Federal Agency Debt securities	478,448	1	(384)	478,065

Total available-for-sale investments	$723,918	$1	$(1,633)	$722,286

The Company’s interest income and other, net of $56.7 million, $61.3 million and $46.4 million in fiscal years 2008, 2007 and 2006, respectively, includes interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses.

Gross gains and losses realized upon the sale of marketable securities were immaterial during fiscal years 2008, 2007 and 2006, respectively.

The Company’s portfolio of marketable securities by contractual maturity is as follows:

	June 28, 2008	June 30, 2007
	(In thousands)
Due in one year or less	$—	$722,286
Due after one year through three years	205,079	—

Total	$205,079	$722,286

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign exchange contracts

At June 28, 2008, and June 30, 2007, the Company held forward exchange contracts, all having maturities of less than six months, to exchange various foreign currencies for U.S. dollars in the amount of $46.9 million and $58.8 million, respectively. The table below summarizes, by currency, the notional amounts of the Company’s forward exchange contracts and net unrealized gain or loss at the end of fiscal years 2008 and 2007. The net unrealized gain or loss approximates the fair market value of these contracts.

	June 28, 2008		June 30, 2007
	Notional Amounts	Unrealized Losses	Notional Amounts	Unrealized Gains (Losses)
	(In thousands)
Currency:
Japanese Yen	$24,671	$(407)	$30,961	$424
British Pound Sterling	2,096	(23)	12,667	(222)
Euro	19,651	(371)	14,057	(203)
Swiss Franc	482	(8)	1,140	(19)

	$46,900	$(809)	$58,825	$(20)

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates at year-end. The Company attempts to control credit risk through credit approvals and monitoring procedures. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial in fiscal years 2008, 2007 and 2006.

NOTE 6: INVENTORIES

The components of inventories consist of:

	June 28, 2008	June 30, 2007
	(In thousands)
Raw materials	$16,729	$24,117
Work-in-process	200,556	175,746
Finished goods	55,136	62,850

	$272,421	$262,713

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 28, 2008	June 30, 2007
	(In thousands)
Land	$87,237	$90,955
Buildings and building improvements	393,580	367,298
Machinery and equipment	2,023,199	1,969,353

	2,504,016	2,427,606
Less accumulated depreciation	(1,018,816)	(996,333)

	$1,485,200	$1,431,273

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $155.2 million, $101.0 million and $85.2 million of depreciation expense in fiscal years 2008, 2007 and 2006, respectively.

NOTE 8: IMPAIRMENT OF LONG-LIVED ASSETS

During the fourth quarter of fiscal year 2007, the Company announced it would be transferring certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to Epson’s Sakata, Japan facility. In connection with this move, the Company incurred an asset impairment charge of $10.2 million in fiscal year 2007 and in fiscal year 2008 recognized $2.4 million in severance and benefits costs for employee terminations resulting from this decision. These costs were expensed in cost of goods sold in the Company’s consolidated statements of income. The transfer was completed in the second quarter of fiscal year 2008. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of the recoverability of the related manufacturing assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company considered projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. The Company also utilized available data in its assessment of fair values for the assets being evaluated for impairment and estimated the fair value of the manufacturing tools after consideration of various factors including prices on tools lists for wafer manufacturing facilities on sale, tools available on the open market at various resellers, availability of tools in the marketplace, configuration of the respective tools and the age of the tools prior to writing down the related manufacturing assets to their estimated fair values.

NOTE 9: OTHER ASSETS

Other assets consist of:

	June 28, 2008	June 30, 2007
	(in thousands)
Deferred tax assets	$88,630	$61,027
Intangible assets	61,655	4,934
Other	26,344	21,268
Deposits for property, plant and equipment	—	17,709

	$176,629	$104,938

Included in other assets in the Consolidated Balance Sheet at June 28, 2008 and June 30, 2007 are loans to employees of approximately $7.6 million and $8.4 million, respectively. These loans are collateralized primarily by employees’ stock options and RSUs. To the extent that such collateral is not sufficient to cover the amounts owed, there is risk of loss to the Company. To date, the Company has not experienced any material losses related to these employee loans. These loans are not made to officers of the Company nor for the purchase or exercise of stock options. See Note 11 for discussion of intangible assets.

NOTE 10: ACQUISITIONS

On October 29, 2007 the Company acquired the Storage Products Division of Vitesse Semiconductor, Inc (“Vitesse”). The total consideration associated with the acquisition was $64.1 million consisting of $62.8 million in cash, $0.8 million in direct legal costs associated with the acquisition, and $0.5 million related to the buyout of an existing arrangement between Vitesse and a vendor. The Company also assumed $2.0 million of liabilities. The Company will pay additional cash consideration of up to $12 million based on product shipments of the acquired business. During fiscal year 2008, the Company paid $3.1 million of additional consideration related to the acquired business pursuant to this provision. The contingent consideration will be payable on a quarterly

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis and such amounts will be recorded as goodwill. The Company allocated the acquisition cost to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquired assets included $4.9 million in tangible assets, $0.9 million in customer order backlog, $28.4 million in intellectual property, $22.2 million in customer relationships and $9.6 million in goodwill.

The consolidated financial statements for the fiscal year 2008 include the operations of Vitesse’s Storage products division commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

NOTE 11: GOODWILL AND INTANGIBLE ASSETS

The Company classifies goodwill and acquired intangible assets within other assets in the Consolidated Balance Sheets. The Company’s carrying value of goodwill at the end of fiscal year 2008 is $12.7 million which relates to the acquisition. In connection with the Company’s acquisition of the Storage Products Division of Vitesse Semiconductor the Company obtained $28.4 million in intellectual property, $22.2 million in customer relationships, $0.9 million in customer order backlog, and $9.6 million in goodwill. The useful lives of the significant definite lived intangible assets are as follows:

Asset	Life
Intellectual Property	5 years
Customer Relationships	10 years

Intangible assets consisted of the following:

	June 28, 2008
	Original Cost	Accumulated Amortization	Net
	(In thousands)
Intellectual property	$28,430	$3,791	$24,639
Customer relationships	22,230	1,482	20,748

Total	$50,660	$5,273	$45,387

Amortization expense of $3.8 million associated with Intellectual property was recorded in Cost of goods sold during fiscal year 2008 while amortization expense of $1.5 million associated with Customer relationships was recorded in selling, general and administrative expenses in fiscal year 2008.

The following table presents the accumulated amortization of intangible assets:

	As of
	June 28, 2008	June 30, 2007
	(In thousands)
Intellectual property	$3,791	$—
Customer relationships	1,482

Total	$5,273	$—

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the estimated future amortization expense of intangible assets as of the end of fiscal year 2008:

Fiscal Years	Amount
(in thousands)
2009	$7,909
2010	7,909
2011	7,909
2012	7,909
2013	4,118
Thereafter	9,633

Total	$45,387

Also included in other assets on the Consolidated Balance Sheet at June 28, 2008 was $3.5 million of intellectual property, net of $10.5 million of accumulated amortization and adjustments. Amortization expenses and adjustments for the intellectual property were $1.4 million, $1.4 million and $1.4 million for fiscal years 2008, 2007 and 2006, respectively. The gross carrying amount of the intellectual property is $14.0 million and it is being amortized over ten years, which is its estimated useful life. The intellectual property acquired by the Company is being used to design and develop new products as well as in some products currently in production and being sold. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the intellectual property whenever an indicator of impairment exists. There were no indicators of impairment as of June 28, 2008. Based on the carrying amount of identified assets recorded at June 28, 2008 and assuming no subsequent impairment of the underlying assets, the future amortization expense are expected to be as follows:

	2009	2010	2011	2012
	(In thousands)
Intellectual property assets:	$1,400	$1,400	$734	$—

Should it be determined in a future period that the projected remaining discounted cash flows attributable to products designed and developed with the acquired intellectual property are less than the net book value represented by the intellectual property, the Company’s results of operations could be adversely impacted in the period in which such determination is made.

NOTE 12: RESTRUCTURING ACTIVITY

In fiscal year 2008, the Company continued to transfer certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to Epson’s Sakata, Japan facility. See Note 8 of the Notes to Consolidated Financial Statements. The Company recorded and paid approximately $2.4 million consisting principally of severance and benefit payments during fiscal year 2008 related to the Company’s San Jose, California fab transfer. In addition, the Company announced the wind down and eventual closure of the Company’s wafer manufacturing facility located in Dallas, Texas over an 18-month time period. The Company anticipates that the total costs associated with the Dallas wafer fab closure will approximate $6.2 million consisting principally of severance and benefit payments over the 18-month period. A substantial amount of the costs associated with this activity will be paid upon the closure of the facility which is anticipated to occur in the last quarter of fiscal 2009. During fiscal year 2008, the Company recognized and accrued restructuring charges of $2.1 million for severance and benefits associated with the Dallas fab restructuring activities and such costs are included in cost of goods sold in the Consolidated Statements of Income.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity and liability balances related to the restructuring activity for fiscal year 2008 follows:

Severance and Benefits
(in thousands)
Balance at June 30, 2007	$—
Restructuring accrual	4,496
Cash payments	(2,414)

Balance at June 28, 2008	$2,082

The Company has included this amount in accrued salary and related expenses in the Consolidated Balance Sheets.

In connection with the anticipated closure of the Dallas facility, the Company evaluated the recoverability of the facilities’ manufacturing assets and concluded that there was no impairment. The Company also reevaluated the useful lives and salvage values of the fixed assets used in this manufacturing facility based on the new period of intended use. As a result of this review, the Company changed its depreciable lives and salvage values and recognized additional depreciation expense of $22.6 million for fiscal year 2008 related to this change in accounting estimate.

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

On February 6, 2008, a class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and the Company’s former chief executive officer and former chief financial officer. The complaint alleges that the Company and certain of the Company’s officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaint seeks, on behalf of persons who purchased the Company’s common stock during the period from April 29, 2003 to January 17, 2008, unspecified damages, interest and costs and expenses, including attorneys’ fees and disbursements. The action has been stayed pending completion of the restatement of the Company’s consolidated financial statements.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of the Company’s business. The Company does not believe that the ultimate outcome of matters arising in the normal course of business will have a material adverse effect on the financial position of the Company.

Commitments

The Company leases certain of its facilities under various operating leases that expire at various dates through October 2014. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future annual minimum lease payments for all leased facilities are as follows:

Fiscal Years	(In thousands)
2009	$6,853
2010	5,385
2011	4,563
2012	3,999
2013	3,190
Thereafter	3,732

$27,722

Rental expense amounted to approximately $6.9 million, $4.5 million, and $4.2 million in fiscal years 2008, 2007, and 2006.

Other commitments as of June 28, 2008 totaled approximately $104.4 million and mainly consist of royalty obligation for licensed patent and purchase obligations for plant and equipment and certain materials and supplies.

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

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	For the Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006
	(In thousands)
Net income	$317,725	$286,227	$387,701
Change in unrealized losses on forward exchange contracts, net of tax benefit (expense) of $44 in 2008, $46 in 2007, and $111 in 2006	(77)	(79)	(188)
Change in unrealized gains (losses) on investments, net of tax benefit (expense) of $(700) in 2008, $(3,790) in 2007, and $823 in 2006	1,222	6,432	(1,401)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	1,999	(6,505)	—

Total comprehensive income	$320,869	$286,075	$386,112

Accumulated other comprehensive gains (losses) presented in the Consolidated Balance Sheets at June 28, 2008 and June 30, 2007 consist of net unrealized gains (losses) on available-for-sale investments of $0.8 million and $(0.4) million, respectively, net unrealized gains (losses) on forward exchange contracts of $0 million and $0.1 million, respectively, net foreign currency translation gain (loss) adjustments of $(1.5) million and $(1.5) million, respectively, and deferred income tax of $(4.5) million and $(6.5) million, respectively on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: INCOME TAXES

The provision for income taxes consisted of the following:

	For the Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006
	(in thousands)
Federal
Current	$171,507	$224,026	$243,747
Deferred	(18,713)	(108,487)	(68,291)

State
Current	9,168	9,812	9,305
Deferred	(597)	(3,669)	(2,213)

Foreign
Current	3,849	5,596	4,119
Deferred	(159)	175	(871)

	$165,055	$127,453	$185,796

Pretax income from the Company’s foreign subsidiaries was approximately $26.9 million, $18.1 million and $9.6 million for the years ended June 28, 2008, June 30, 2007 and June 24, 2006, respectively.

The Company has tax holidays with respect to certain operations in Thailand. The Thailand tax holidays will expire in fiscal year 2012. The impact of the tax holidays on net income was not material for fiscal years 2008, 2007 and 2006.

As of June 28, 2008 the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $6.2 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 28, 2008 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $1.3 million.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.1	0.7	0.7
General business credits	(0.7)	(1.7)	(0.4)
Export sales benefit	—	(2.0)	(3.5)
Domestic production deduction benefit	(2.2)	(1.6)	(1.2)
Stock-based compensation	0.3	1.2	1.2
Other	0.7	(0.8)	0.7

Income tax rate	34.2%	30.8%	32.5%

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	For the Year Ended
	June 28, 2008	June 30, 2007
	(in thousands)
Deferred tax assets:
Inventory valuation and reserves	$101,646	$81,967
Distributor related accruals and sales return and allowance accruals	14,455	16,384
Deferred revenue	5,106	6,061
Accrued compensation	46,320	46,889
Stock-based compensation	326,856	308,278
Net operating loss carryovers	1,428	2,003
Tax credit carryovers	40,239	36,767
Impairment charge	5,023	5,390
Other reserves and accruals not currently deductible for tax reporting	17,608	17,979
Other	20,003	5,310

Total deferred tax assets	578,684	527,028
Deferred tax liabilities
Fixed assets cost recovery	(186,964)	(170,454)
Other	(9,593)	(10,686)

Net deferred tax assets before valuation allowance	382,127	345,888
Valuation allowance	(40,007)	(36,911)

Net deferred tax assets	$342,120	$308,977

The increase in the valuation allowance of $3.1 million in fiscal year 2008 is primarily due to the adoption of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on July 1, 2007.

The valuation allowance of $40.0 million is primarily attributable to the tax benefits of income tax deductions generated by the exercise of stock options that when realized, will be recorded as a credit to additional paid-in-capital.

As of June 28, 2008, the Company has $21.1 million of state net operating loss carryforwards expiring in fiscal year 2022, $8.8 million of state credit carryforwards expiring at various dates between fiscal years 2009 and 2026 and $53.1 million of state credit carryforwards with no expiration date.

On July 1, 2007, the Company adopted FIN 48. The Company historically classified unrecognized tax benefits as income taxes payable, which was included within the current liabilities section of the Company’s Consolidated Balance Sheet or as a reduction to deferred tax assets to the extent that the unrecognized tax benefits related to net operating loss or tax credit carryforwards. As a result of the adoption of FIN 48, the Company now classifies unrecognized tax benefits as a current liability to the extent that settlement is anticipated within one year; as a non current liability to the extent that settlement is anticipated beyond one year; or as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets such as operating loss or tax credit carryforwards.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated and assessed its tax positions under the recognition and measurement guidelines of FIN 48. The adoption of FIN 48 resulted in a cumulative effect adjustment increasing unrecognized tax benefits by $28.6 million. Of this amount, approximately $9.4 million was accounted for as a reduction to beginning retained earnings and approximately $19.2 million as a reduction to additional paid-in capital. The amount of gross unrecognized tax benefits at the beginning of fiscal year 2008 was $123.6 million, excluding interest and penalties of $9.8 million. Of this amount, $61.3 million relates to unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate and the remaining $62.3 million relates to unrecognized tax benefits that, if recognized, would be credited to additional paid in capital.

Consistent with prior years, the Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during the fiscal year 2008 was $6.5 million and the total amount of interest and penalties accrued as of the end of fiscal year 2008 was $16.3 million.

A reconciliation of the change in gross unrecognized tax benefits is as follows:

(in thousands)
Balance as of July 1, 2007	$123,555
Tax positions related to current year:
Addition	5,513
Reduction	—
Tax positions related to prior year:
Addition	—
Reduction	—
Settlements	(3,975)
Lapses in statutes of limitations	(161)

Balance as of June 28, 2008	$124,932 *

*	excludes interest, penalties, federal benefit of state reserves

The total amount of gross unrecognized tax benefits as of the end of the fiscal year, that if recognized, would affect the effective tax rate and additional paid in capital is $61.8 million and $63.1 million respectively.

The Company does not expect that its unrecognized tax benefits as of June 28, 2008 will significantly increase or decrease within the next 12 months.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

A summary of the fiscal tax years that remain subject to examination, as of June 28, 2008, for the Company’s major tax jurisdictions are:

United States - Federal	2004 - forward
United States - Various States	2004 - forward
Japan	2007 - forward
Philippines	2005 - forward
Thailand	2003 - forward
United Kingdom	2007 - forward

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of fiscal year 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s federal corporate income tax returns for the fiscal years 2005 and 2006. As part of this audit the IRS has requested information related to the Company’s stock option investigation. The Company also has ongoing audits by various state and foreign taxing jurisdictions that are not material to the financial statements. Management believes that it has adequately provided for any adjustments that may result from these examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

NOTE 16: SEGMENT INFORMATION

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

All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model. The causes for variation among the Company’s operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes the Company’s operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 28, 2008	June 30, 2007	June 24, 2006
	(in thousands)
United States	$418,827	$463,106	$417,529
China	672,996	581,882	505,933
Japan	165,349	194,811	177,984
Rest of Asia	381,663	366,064	376,312
Europe	369,233	360,669	328,369
Rest of World	44,715	42,592	50,818

	$2,052,783	$2,009,124	$1,856,945

Net long-lived assets by geographic region were as follows:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007
	(in thousands)
United States	$1,114,382	$1,107,743
Philippines	225,398	204,354
Rest of World	145,420	119,176

	$1,485,200	$1,431,273

NOTE 17: COMMON STOCK REPURCHASES

From fiscal years 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company’s common stock from time to time at the discretion of the Company’s management. In connection with the stock options investigation, the Company suspended repurchases of stock under this program as of September 23, 2006, the Company didn’t made any stock repurchases in fiscal year 2008 and will not repurchase additional shares until after the Company is current with its SEC filings. All shares repurchased during fiscal years 2007 and 2006 were pursuant to the above authorized share repurchase programs, which have no expiration date.

During fiscal years 2007 and 2006, the Company repurchased approximately 2.1 million and 15.6 million shares of its common stock for $60.8 million and $580.4 million, respectively. As of June 28, 2008 approximately 5.7 million shares remained available for repurchase under the repurchase authorizations, which have no expiration date.

NOTE 18: BENEFITS

The Company and its former CEO, Mr. Gifford, have entered into a deferred compensation plan, pursuant to which the Mr. Gifford deferred receipt of a portion of his cash compensation. Deferred compensation bears

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During fiscal years 2008 and 2007, the Company distributed $7.1 and $25.5 million from his deferred compensation balance to Mr. Gifford. As of June 28, 2008, no deferred compensation amounts were due to Mr. Gifford.

The Company’s former CEO resigned in fiscal year 2007. As part of his resignation, he was provided with certain retirement benefits which included office space, administrative assistance, and health benefits. In accordance with Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefit (FASB 112), the Company recorded a charge for the net present value of these benefits of $3.1 million in fiscal year 2007. Accrued in other liabilities in the Consolidated Balance Sheet at June 28, 2008 and June 30, 2007 is $2.7 million and $3.0 million, respectively, for such benefits.

As a result of the Company’s historical acquisition of Dallas Semiconductor, the Company assumed responsibility associated with certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors. The policies are owned by the individuals with the Company maintaining a limited collateral assignment on each policy. As a result of the adoption of EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, during the first quarter of 2008, the Company recognized a $14.1 million cumulative effect reduction to retained earnings. No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes. The Company had $6.7 million included in other assets as of June 28, 2008 associated with the limited collateral assignment to the policies. The Company had a $13.8 million obligation included in other liabilities as of June 28, 2008 related to the anticipated continued funding associated with these policies.

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2008	6/28/2008	3/29/2008	12/29/2007	9/29/2007
	Unaudited
	(In thousands, except percentages and per share data)
Net revenues	$501,267	$487,410	$540,025	$524,081
Cost of goods sold	200,857	202,614	204,409	206,515

Gross margin	$300,410	$284,796	$335,616	$317,566
Gross margin %	59.9%	58.4%	62.1%	60.6%

Operating income	$94,878	$81,058	$140,577	$109,539
% of net revenues	18.9%	16.6%	26.0%	20.9%

Net income	$66,046	$61,032	$107,020	$83,626

Earnings per share:
Basic	$0.21	$0.19	$0.33	$0.26

Diluted	$0.20	$0.19	$0.33	$0.25

Shares used in the calculation of earnings per share:
Basic	320,553	320,553	320,553	320,553

Diluted	323,843	322,480	326,284	328,873

Dividends declared per share	$0.188	$0.188	$0.188	$0.188

The following table presents details of the total stock-based compensation expense that is included in the quarterly financial data above:

	Quarter Ended
	6/28/2008	3/29/2008	12/29/2007	9/29/2007
Cost of goods sold	$8,125	$10,535	$11,668	$15,662
Research and development expenses	24,138	19,170	22,799	43,804
Selling, general and administrative expenses	7,399	5,984	7,249	13,187

MAXIM INTEGRATED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2007	6/30/2007	3/24/2007	12/23/2006	9/23/2006
	Unaudited
	(In thousands, except percentages and per share data)
Net revenues	$532,370	$476,556	$497,453	$502,745
Cost of goods sold	209,454	190,286	189,270	203,687

Gross margin	$322,916	$286,270	$308,183	$299,058
Gross margin %	60.7%	60.1%	62.0%	59.5%

Operating income (Loss)	$123,168	$86,269	$126,846	$16,130
% of net revenues	23.1%	18.1%	25.5%	3.2%

Net income (Loss)	$92,254	$76,068	$97,568	$20,338

Earnings (Loss) per share
Basic	$0.29	$0.24	$0.30	$0.06

Diluted	$0.28	$0.23	$0.30	$0.06

Shares used in the calculation of earnings per share
Basic	320,553	320,553	320,553	320,068

Diluted	330,167	330,365	329,620	328,210

Dividends declared per share	$0.156	$0.156	$0.156	$0.156

The following table presents details of the total stock-based compensation expense that is included in the quarterly financial date above:

	Quarter Ended
	6/30/2007	3/24/2007	12/23/2006	9/23/2006
Cost of goods sold	$14,158	$14,784	$15,685	$36,559
Research and development expenses	33,968	32,827	34,808	115,126
Selling, general and administrative expenses	9,371	(3,405)	11,680	38,200

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.

Maxim Integrated Products, Inc.

Sunnyvale, CA

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and subsidiaries (the “Company”) as of June 28, 2008 and June 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries at June 28, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 15, effective July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As discussed in Note 18, effective July 1, 2007 the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. As discussed in Note 3, on June 26, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 30, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, CA
September 30, 2008

MAXIM INTEGRATED PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(In thousands)
Doubtful accounts
Year ended June 28, 2008	$4,889	$(104)	$1,611	$3,174
Year ended June 30, 2007	$4,712	$552	$375	$4,889
Year ended June 24, 2006	$3,869	$844	$1	$4,712

(1)	Uncollectible accounts written off.

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

Signature	Title	Date

/S/ TUNC DOLUCA Tunc Doluca	President and Chief Executive Officer (Principal Executive Officer)	September 30, 2008

/S/ JAMES R. BERGMAN James R. Bergman	Director	September 30, 2008

/S/ JOSEPH R. BRONSON Joseph R. Bronson	Director	September 30, 2008

Robert E. Grady	Director

/S/ B. KIPLING HAGOPIAN B. Kipling Hagopian	Director and Chairman of the Board	September 30, 2008

William D. Watkins	Director

/S/ A. R. WAZZAN A. R. Wazzan	Director	September 30, 2008

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm

Deloitte & Touche LLP

San Jose, California

Registrar/Transfer Agent

Computershare

Canton, Massachusetts

Corporate Headquarters

120 San Gabriel Drive

Sunnyvale, California 94086

(408) 737-7600

Stock Listing

At July 1, 2008, there were 1,151 stockholders of record of the Company’s common stock as reported by EquiServe Trust Company, N.A. Maxim common stock is currently traded over the counter on the Pink OTC Markets under the symbol, MXIM.PK.

Exhibit Index

Exhibit Number	Description
3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company, as amended

3.4(a) (13)	Certificate of Amendment to the Bylaws of the Company effective December 21, 2006

3.4(b) (17)	Certificate of Amendment to the Bylaws of the Company effective November 15, 2007

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.4(a) and 3.4(b)

10.5 (1)	Amended and Restated Employment Agreement between John F. Gifford and the Company dated as of February 17, 1994 (A)

10.6 (4)	Agreement between John F. Gifford and the Company dated as of March 7, 1991 (A)

10.7 (5)	Deferred Compensation Agreement between John F. Gifford and the Company dated as of March 13, 1993 (A)

10.7(a) (14)	Consent Letter dated June 9, 2006 from John F. Gifford to the Company in relation to his Deferred Compensation Agreement dated as of March 13, 1993 (A)

10.8 (6)	The Company’s Forms of Indemnity Agreement (A)

10.11 (1)	The Company’s Incentive Stock Option Plan, as amended (A)

10.12 (7)	The Company’s 1987 Supplemental Stock Option Plan, as amended (A)

10.13 (7)	The Company’s Supplemental Nonemployee Stock Option Plan, as amended (A)

10.14 (8)	The Company’s 1987 Employee Stock Participation Plan, as amended (A)

10.15 (7)	The Company’s 1988 Nonemployee Director Stock Option Plan, as amended (A)

10.16	The Company’s 1996 Stock Incentive Plan, as amended and restated (A)

10.17 (9)	Dallas Semiconductor Corporation – 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder (A)

10.18 (9)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder (A)

10.19 (9)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended (A)

10.21 (9)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended (A)

10.22 (9)	Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated May 20, 1999, as amended (A)

10.23 (9)	Employment Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated April 11, 2001 (A)

10.24 (9)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan P. Hale, dated July 20, 2000, as amended

10.26 (9)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended (A)

10.27 (9)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options (A)

Exhibit Number	Description
10.28 (9)	Dallas Semiconductor Corporation Executives Retiree Medical Plan, as amended (A)

10.29 (9)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers (A)

10.30 (10)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company’s 1996 Stock Incentive Plan (A)

10.31 (11)	Form of Restricted Stock Unit Agreement under the Company’s 1996 Stock Incentive Plan (A)

10.31 (12)	Cash Bonus Plan in effect for Officers (A)

10.32 (14)	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993 (A)

10.33 (14)	Employment Agreement between the Company and Vijay Ullal dated as of April 1, 1995 (A)

10.34 (14)	Employment Agreement between the Company and Pirooz Parvarandeh dated as of November 1, 1994 (A)

10.35 (14)	Employment Agreement between the Company and Richard Hood dated as of April 1, 1995 (A)

10.36 (15)	Memorandum of Understanding between the Company and Jack Gifford dated January 5, 2007 (A)

10.37 (15)	Letter of Resignation dated January 26, 2007 from Jack Gifford to the Company (A)

10.38 (15)	Severance Agreement and Release dated February 2, 2007 between the Company and Carl Jasper (A)

10.39 (18)	Employment Letter Agreement between the Company and Alan Hale dated as of June 7, 2007 (A)

10.40 (19)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007 (A)

14 (16)	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 89)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.
(3)	Incorporated by reference to Exhibit 3.4 in the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1991.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 No. 33-19561 and to the Company’s Annual Report on Form 10-K for the year ended June 25, 2005.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 27, 1998.
(8)	Incorporated by reference to the Appendix B in the Company’s Proxy Statement for a Meeting of its stockholders held on November October 18, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 8, 2006.
(11)	Incorporated by reference to the Company’s Tender Offer Statement on Form SC-TO-I filed on February 1, 2006.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 27, 1998 as Exhibit 10.17.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2006.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 24, 2006.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2006.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 25, 2005.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 21, 2007.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.