Form 10-Q
period 2008-09-27
MAXIM INTEGRATED PRODUCTS INC
filed 2008-11-06
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 27, 2008

OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________to _________

Commission file number 0-16538

MAXIM INTEGRATED PRODUCTS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2896096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I. D. No.)

120 San Gabriel Drive
Sunnyvale, California    94086
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES    ☐        NO    ☒

Class: Common Stock, $0.001	Outstanding at October 31, 2008 316,101,273 shares

Note: PDF provided as a courtesy

MAXIM INTEGRATED PRODUCTS, INC.

INDEX

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 27,	June 28,
	2008	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,051,194	$ 1,013,119
Short-term investments	205,262	205,079
Total cash, cash equivalents and short-term investments	1,256,456	1,218,198

Accounts receivable, net	268,570	272,029
Inventories	263,244	272,421
Deferred tax assets	263,582	253,490
Other current assets	18,747	30,423
Total current assets	2,070,599	2,046,561
Property, plant and equipment, net	1,461,769	1,485,200
Other assets	168,395	176,629
TOTAL ASSETS	$ 3,700,763	$ 3,708,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 86,538	$ 79,673
Income taxes payable	21,807	825
Accrued salary and related expenses	215,189	249,079
Accrued expenses	57,225	68,131
Deferred income on shipments to distributors	21,309	21,447
Total current liabilities	402,068	419,155
Other liabilities	30,951	30,791
Income taxes payable	111,154	110,633
Total liabilities	544,173	560,579

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock and capital in excess of par value	255,818	251,799
Retained earnings	2,904,595	2,901,139
Accumulated other comprehensive loss	(3,823)	(5,127)
Total stockholders' equity	3,156,590	3,147,811
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 3,700,763	$ 3,708,390

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended
	September 27,	September 29,
(Amounts in thousands, except per share data)	2008	2007

Net revenues	$ 501,204	$ 524,081
Cost of goods sold (1)	209,654	203,535
Gross margin	291,550	320,546
Operating expenses:
Research and development (1)	138,915	159,985
Selling, general and administrative (1)	40,243	43,462
Impairment of long-lived assets	7,343	-
Severance and restructing expenses	4,106	2,350
Other operating expenses, net	7,358	5,210
Total operating expenses	197,965	211,007
Operating income	93,585	109,539
Interest income and other, net	9,101	17,354
Income before provision for income taxes	102,686	126,893
Provision for income taxes	35,119	43,267
Net income	$ 67,567	$ 83,626

Earnings per share:
Basic	$ 0.21	$ 0.26
Diluted	$ 0.21	$ 0.25

Shares used in the calculation of earnings per share:
Basic	320,553	320,553
Diluted	323,815	328,873

Dividends declared per share	$ 0.200	$ 0.188

(1) Includes stock-based compensation charges as follows:

Cost of goods sold	$ 11,920	$ 15,662
Research and development	19,419	43,804
Selling, general and administrative	6,222	13,187

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 27,	September 29,
	2008	2007
	(in thousands)

Cash flows from operating activities:
Net income	$ 67,567	$ 83,626
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	37,561	72,653
Depreciation and amortization	46,781	30,345
Deferred taxes	(924)	(8,461)
Tax benefit related to stock-based compensation	1,062	275
Excess tax benefit related to stock-based compensation	(52)	(3)
Impairment of long-lived assets	7,343	-
Loss from sale of property,plant and equipment	700	-
Changes in assets and liabilities:
Accounts receivable	3,460	(30,385)
Inventories	6,429	1,586
Other current assets	11,146	5,613
Accounts payable	15,471	51
Income taxes payable	21,503	39,439
Deferred income on shipments to distributors	(138)	(1,914)
Accrued liabilities-goodwill payments above settlement date fair value	(8,948)	-
All other accrued liabilities	(51,897)	(17,423)
Net cash provided by operating activities	157,064	175,402

Cash flows from investing activities:
Purchase of property, plant and equipment	(37,995)	(56,953)
Proceeds from sale of property, plant, and equipment	322	-
Other non-current assets	(3,206)	934
Acquisition	-	(754)
Purchases of available-for-sale securities	(1,370)	(107,112)
Proceeds from sales/maturities of available-for-sale securities	2,438	295,767
Net cash provided by (used in) investing activities	(39,811)	131,882

Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	52	3
Mortgage liability	(10)	(10)
Goodwill payment on expiring options	(4,997)	-
Cash settlement of vested restricted stock units	(1,910)	(1,531)
Payouts under the RSU loan program	(8,202)	(9,037)
Dividends paid	(64,111)	(60,104)
Net cash used in financing activities	(79,178)	(70,679)

Net increase in cash and cash equivalents	38,075	236,605
Cash and cash equivalents:
Beginning of period	1,013,119	577,068
End of period	$ 1,051,194	$ 813,673

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$ 128	$ 12,012
Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$ 12,386	$ 35,014

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended September 27, 2008 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2009 is a 52-week fiscal year.

Reclassifications

Certain prior-year amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

The reclassifications included the following:

  The Company reclassified certain expense items from cost of goods sold, research and development and selling, general and administrative expenses into other operating expenses, net. These costs include legal and accounting fees directly attributable to the Company's restatement, and cost reductions due to the reversal of accruals established in prior years for foreign payroll taxes, interest and penalties related to the misdating of option grants and exercises. These foreign payroll tax accruals were reversed due to the expiration of the statute of limitations in various foreign jurisdictions.

  The reclassification of severance and restructuring expenses incurred related to the transfer of manufacturing production from the Company's San Jose, California facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan facility. These expenses were previously included in cost of goods sold. The Company recognized severance and restructuring expenses in accordance with the provisions of Financial Statement Standards Board ("FASB") Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities.

The impact of the reclassifications for the three months ended September 29, 2007 was as follows:

	Three Months Ended
	September 29,		September 29,
	2007 (as reported)	Adjustments	2007 (revised)
	(Amounts in thousands)

Cost of goods sold	$ 206,515	$ (2,980)	$ 203,535
Gross margin	317,566	2,980	320,546

Research and development	150,833	9,152	159,985
Selling, general and administrative	57,194	(13,732)	43,462
Severance and restructing expenses	-	2,350	2,350
Other operating expenses, net	-	5,210	5,210
Total operating expenses	$ 208,027	$ 2,980	$ 211,007

These reclassifications did not result in changes to previously reported operating income or net income.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of the Company's fiscal year 2009, Maxim adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The adoption of SFAS 157 did not have a significant impact on the Company's consolidated financial condition, results of operations and liquidity.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the adoption of those provisions of SFAS 157 on its consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 improves the relevance, comparability and transparency of financial statements and eliminates diversity in practice that currently exists in accounting for transactions between an entity and noncontrolling interests. This standard is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on the Company's consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-01"). EITF 07-1 provides guidance on the classification, income statement presentation and disclosure associated with collaborative arrangements involving parties considered to be active participants to an activity and are exposed to significant risks and rewards which are dependent on the commercial success of the activity. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-01 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial position, results of operations and cash flows.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting consistent with GAAP. SFAS 162 is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411 on September 16, 2008, The Meaning of `Present fairly in conformity with generally accepted accounting principles.' The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 ("FSP EITF 03-6-1"), Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that qualify as participating securities, should be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on the Company's calculation of earnings per share.

Note 3: Fair Value Measurements

The Company adopted the provisions of SFAS 157 for its financial assets and liabilities at the beginning of its fiscal year 2009. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company's Level 1 assets and liabilities consist of U.S. Treasury securities and money market funds.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company's Level 2 assets and liabilities consist of bank certificates of deposit and foreign currency forward contracts.

Level 3 - Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The Company did not hold any Level 3 assets and liabilities during the first quarter of its fiscal year 2009.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 27, 2008, assets and liabilities measured at fair value on a recurring basis consist of the following:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Input (Level 2)	Total Fair Value as of Sept. 27, 2008
	(in thousands)
Money market fund deposits (1)	$ 954,318	$ -	$ 954,318
U.S. Treasury Notes (2)	205,262	-	205,262
Bank time deposits (1)	-	1,802	1,802
Foreign currency derivative contracts (net)	-	(281)	(281)
Total assets measured at fair value	$ 1,159,580	$ 1,521	$ 1,161,101

(1) Included in Cash and cash equivalents in the accompanying condensed consolidated balance sheets as of September 27, 2008

(2) Included in Short-term investments in the accompanying condensed consolidated balance sheets as of September 27, 2008

NOTE 4: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 27, 2008 and September 29, 2007:

	Three Months Ended
	Sept. 27,	Sept. 29,
	2008	2007
	(in thousands)
Cost of goods sold
Stock options	$ 6,115	$ 11,147
Restricted stock units	5,805	4,515
	$ 11,920	$ 15,662

Research and development expense
Stock options	$ 7,735	$ 32,464
Restricted stock units	11,684	11,340
	$ 19,419	$ 43,804

Selling, general and administrative expense
Stock options	$ 2,410	$ 10,297
Restricted stock units	3,812	2,890
	$ 6,222	$ 13,187

Total Stock-based compensation expense
Stock options	$ 16,260	$ 53,908
Restricted stock units	21,301	18,745
Pre-tax stock-based compensation expense	37,561	72,653
Less: income tax effect	12,799	25,597
Net stock-based compensation expense	$ 24,762	$ 47,056

Included in stock-based compensation expense for three months ended September 29, 2007 was $27.5 million related to the decision to cash-settle all options expired during the Blackout Period as defined below. Compensation cost capitalized as part of inventory as of September 27, 2008 and June 28, 2008 was $10.9 million and $13.7 million, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)") requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3, 100% of the realized tax benefits generated by stock based employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as excess tax benefits.  Stock-based employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) generate excess tax benefits to the extent that realized tax benefits exceed the deferred tax asset and proforma deferred tax asset attributable to such awards. The Company recorded $0.1 million and $0.0 million of excess tax benefits as financing cash inflows for the three months ended September 27, 2008 and September 29, 2007, respectively.

Share-Based Compensation and Other Adjustments Resulting From the Blackout Period

On September 8, 2006, the SEC was notified that the Company would delay filing its Annual Report on Form 10-K for the fiscal year ended June 24, 2006 as a result of the ongoing stock option investigation into the Company's historical stock option granting practices. As a result of such delay, the Company suspended the issuance of shares upon exercise of stock options, vesting of restricted stock units and purchases of stock under the Employee Stock Participation Plan until the Company became current with all of its required SEC filings and its registration statements on Form S-8 were declared effective ("Blackout Period"). The Company instituted multiple programs in an attempt to compensate employees during the Blackout Period, as described below. The Company became current in its SEC filings and its registration statements on From S-8 were declared effective on September 30, 2008.

RSU Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non- recourse loan ("RSU Loan") for common stock that they would have otherwise been able to receive in settlement for Restricted Stock Units that vested during the Blackout Period. The program was not offered to executive officers or the members of the Company's Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company's stock price appreciates ("SAR") between the vesting date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle restricted stock units vesting during the Blackout Period held by foreign employees. The aforementioned loan offers were considered modifications of the restricted stock units triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid-in-capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price will result in additional reclassifications from additional paid-in-capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company made cash payments of $8.2 million and $9.0 million, respectively, pursuant to the RSU loan program and $1.9 million and $1.5 million, respectively, for settlement of RSUs held by foreign employees during the three months ended September 27, 2008 and September 29, 2007, respectively, as a result of this program.

During the three months ended September 27, 2008, the Company recorded additional compensation expenses of $6.8 million and reclassifications from additional paid-in-capital to accrued salary and related expenses of $1.7 million. The SAR given to domestic employees accepting the loan offer was valued using the Black-Scholes model at the grant date. The Company recorded additional compensation expenses of $0.8 million from fully vested SARs in the three months ended September 27, 2008.

During the three months ended September 29, 2007, the Company recorded additional compensation expenses of $13.9 million and reclassifications from additional paid-in-capital to accrued salary and related expenses of $1.7 million. The SAR given to domestic employees accepting the loan offer was valued using the Black-Scholes model at the grant date. The Company recorded additional compensation expenses of $2.0 million from fully vested SARs in the three months ended September 29, 2007.

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

In September 2007, as a result of changes in NASDAQ regulations, the Company decided to cash-settle all options expiring during the Blackout Period ("goodwill payment") based on the price at which 10% of the daily close prices of the Company's common stock fall above this price for trading days from August 7, 2006 (the date on which the Company initiated a trading blackout on officers and other individuals) through the expiration date of the option. The cash payment was subject to the option holder executing a release of all claims relating to the option. The goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid-in-capital to accrued salaries and related expenses of $126.8 million and incremental compensation expenses of $27.5 million. At the end of each period, the Company will recognize any change in fair value of the options in its consolidated statements of income in the period of change until the options are settled. During the three months ended September 27, 2008, the Company made a cash settlement of $13.9 million for expired options reaching their 10 year contractual term. This program ended on September 30, 2008.

On September 26, 2008, the Compensation Committee of the Board of Directors offered certain individuals, including certain officers of the Company, holding vested stock options that expire due to reaching their maximum 10-year terms in October 2008, certain cash goodwill payments contingent upon employee acceptance and signing of a release. The Company will record the resulting modification charges as employees accept the offer in the second quarter of fiscal year 2009

Fair Value

The fair value of share-based awards granted to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended
	September 27, 2008	September 29, 2007
Expected option holding period (in years)	5.9	6.5
Risk-free interest rate	3.4%	4.8%
Stock price volatility	38.1%	33.1%
Dividend yield	3.6%	2.4%

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options of the Company's common stock except for the period the Company's common stock was delisted from NASDAQ during which the Company used historical volatilities. The Company analyzes historical exercise patterns of relatively homogeneous groups of employees to estimate expected holding period. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or the actual forfeitures differ from those estimates.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted-average fair value of stock options granted during the first quarter of fiscal years 2009 and 2008 was $5.82 and $9.97 per share, respectively.

STOCK OPTION PLANS

Stock Options and Restricted Stock Units

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 27, 2008 and their activity during three months ended September 27, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2008	76,906,882	$35.59
Options Granted	254,646	20.34
Options Exercised	-	-
Options Cancelled	(1,400,556)	32.28
Balance at September 27, 2008	75,760,972	$35.66	4.4	$ 5,126,194
Exercisable, September 27, 2008	52,311,811	$34.90	3.6	$ 4,932,272
Expected to vest, September 27, 2008	74,394,477	$35.68	4.4	$ 5,113,359
(1)

Aggregate intrinsic value for stock options represents the difference between exercise price and the closing price per share of the Company's common stock on September 27, 2008, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 27, 2008.

As of September 27, 2008, there was $112.1 million of unrecognized stock compensation net of estimated forfeitures related to 23.4 million unvested stock options which is expected to be recognized over a weighted average period of approximately 1.6 years.

The following table summarizes outstanding and expected to vest restricted stock units ("RSUs") as of September 27, 2008 and their activity during three months ended September 27, 2008:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2008	10,266,201	1.1
Restricted Stock Units Granted	381,882	-
Restricted Stock Units Released	-	-
Restricted Stock Units Cancelled	(173,195)	-
Balance at September 27, 2008	10,474,888	1.1	$ 204,678,056
Expected to vest, September 27, 2008	5,256,554	1.0	$ 98,560,396
(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company's stock on September 27, 2008, multiplied by the number of RSUs outstanding or expected to vest as of September 27, 2008.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5: INVENTORIES

The components of inventories consist of:

	September 27,	June 28,
	2008	2008
	(in thousands)
Raw materials	$ 16,694	$ 16,729
Work-in-process	198,939	200,556
Finished goods	47,611	55,136
	$ 263,244	$ 272,421

Inventory write downs were $8.4 million and $8.6 million for the three months ended September 27, 2008 and September 29, 2007, respectively.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding common shares excludes unvested restricted stock units ("RSUs"). Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of stock under the ESPP using the treasury stock method. As discussed in Note 4, the Company cash-settled options that expired (reached the ten year contractual term) during the Blackout Period and cash-settled vested RSUs. These options and RSUs are considered liability instruments under SFAS 123R and as such are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 27,	September 29,
(Amounts in thousands, except per share data)	2008	2007

Numerator for basic earnings per share and
diluted earnings per share
Net income	$ 67,567	$ 83,626

Denominator for diluted earnings per share	320,553	320,553
Effect of dilutive securities:
Stock options, RSUs, and ESPP	3,262	8,320
Denominator for diluted earnings per share	323,815	328,873

Earnings per share:
Basic	$ 0.21	$ 0.26
Diluted	$ 0.21	$ 0.25

Approximately 74.6 million and 65.3 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the three months ended September 27, 2008 and September 29, 2007, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7: SHORT-TERM INVESTMENTS

All short-term investments at September 27, 2008 are classified as available-for-sale and consist primarily of U.S. Treasury debt securities with original maturities beyond three months. Unrealized gains and losses, net of tax, on securities in this category are included in accumulated other comprehensive loss which is a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in "Interest income and other, net" in the Condensed Consolidated Statements of Income.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results as one reportable segment. The Company designs, develops, manufactures and markets a broad range of analog integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").

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

  The nature of products and services;
  The nature of the production processes;
  The type or class of customer for their products and services; and
  The methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

  The sale of analog and mixed signal integrated circuits is the primary source of revenue for each of the Company's fifteen operating segments;

  The integrated circuits sold by each of the Company's operating segments are manufactured using similar semiconductor manufacturing processes;

  The integrated circuits marketed by each of the Company's operating segments are sold to the same types of customers; and

  All of the Company's integrated circuits are sold through a centralized sales force and common wholesale distributors.

All of the Company's operating segments share similar economic characteristics as they have a similar long term business model. The causes for variation among the Company's operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation, and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes its operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customers' ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 27,	September 29,
	2008	2007
	(in thousands)
United States	$ 110,870	$ 103,834
China	163,966	179,200
Japan	37,859	45,741
Rest of Asia	86,734	94,588
Europe	90,655	89,105
Rest of World	11,120	11,613
	$ 501,204	$ 524,081

Net long-lived assets by geographic region were as follows:

	September 27,	June 28,
	2008	2008
	(in thousands)
United States	$ 1,083,607	$ 1,114,382
Philippines	230,315	225,398
Rest of World	147,847	145,420
	$ 1,461,769	$ 1,485,200

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended
	September 27,	September 29,
	2008	2007
	(in thousands)
Net income, as reported	$ 67,567	$ 83,626
Change in unrealized gains on investments,
net of tax expense of $530 and $590, respectively	923	1,027
Change in unrealized losses on forward exchange contracts,
net of tax of $0 and $151, respectively	-	(262)
Deferred tax on unrealized exchange gains (losses) on intercompany receivables	380	(60)
Total comprehensive income	$ 68,870	$ 84,331

Accumulated other comprehensive losses presented in the Condensed Consolidated Balance Sheets as of September 27, 2008 and June 28, 2008 consist of net unrealized gains on available-for-sale investments of $1.8 million and $0.8 million, respectively, net foreign currency translation loss adjustments of $(1.5) million and $(1.5) million, respectively, and deferred income tax of $(4.1) million and $(4.5) million, respectively, on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

NOTE 10: INCOME TAXES

The effective income tax rate for the three months ended September 27, 2008 and September 29, 2007 was 34.2% and 34.1%, respectively.  The effective rates were lower than the U.S. federal and state combined statutory rates primarily due to tax benefits generated by the domestic production activities deduction.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's net deferred tax asset at September 27, 2008 was $342.9 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

The Company's federal corporate income tax returns for the fiscal years 2005 and 2006 are being examined by the Internal Revenue Service ("IRS"). As part of this examination the IRS has requested information related to our stock option investigation. Management believes that it has adequately provided for any adjustments that may result from the IRS examination.  However, the outcome of tax audits cannot be predicted with certainty.  Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs which might have a significant impact on the results of operations for the period.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Maxim Integrated Products, Inc. Derivative Litigation, Lead Case No. 5:06-cv-03344-JW, which consolidates McKinney v. Beck, et al. (Case No. 06-3344) and Horkay v. Beck, et al. (Case No. 06-3395), City of Pontiac Policemen's and Firemen's Retirement System v. Hood, et al. (Case No. 06-03754) and Corey v. Gifford, et al. (Case No. 06-03755); (2) the California Superior Court, Santa Clara County, as Louisiana Sheriffs' Pension & Relief Fund v. Gifford et al. (Case No. 1-06-CV-065626); and (3) the Delaware Court of Chancery, as Ryan v. Gifford, et al. (Case No. Civ 2213-N). The complaints allege, among other things, that certain of the Company's current and former executive officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct of back-dating stock options as well as violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery.

The parties to the Delaware derivative litigation entered into a stipulated settlement agreement on September 16, 2008, conditioned upon approval of the Delaware Court of Chancery and subject to dismissal of all other pending derivative lawsuits.   The Delaware Court of Chancery has scheduled a hearing on November 24, 2008 to determine whether the Court will approve the settlement.  Currently, there is no trial date scheduled in any of the derivative lawsuits.

On February 6, 2008, a class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and its former chief executive officer and former chief financial officer. The complaint alleges that Maxim and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaint seeks, on behalf of persons who purchased the Company's common stock during the period from April 29, 2003 to January 17, 2008, unspecified damages, interest and costs and expenses, including attorneys' fees and disbursements. The action was stayed pending completion of the restatement of the Company's consolidated financial statements. A First Amended Complaint is due to be filed on November 14, 2008.

Stock Option Inquiry by Regulatory Authorities

On June 6, 2006, the Company was contacted by the SEC regarding an informal inquiry relating to the Company's past stock options grants and practices.  On December 4, 2007, the Company settled the matter with the SEC without admission of any guilt or wrongdoing and without any assessment of penalties against the Company. On June 29, 2006, the Company received a subpoena from the U.S. Attorney for the Northern District of California ("U.S. Attorney") requesting documents relating to its stock option grants and practices. The Company cooperated with the U.S. Attorney and was informed that the U.S. Attorney's office does not intend to pursue the matter.

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

Potential Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Tax Penalties

As a result of the Company's investigation into its historical stock option granting practices, the Company has determined that a number of its outstanding stock option awards were granted at exercise prices below the fair market value of its stock on the appropriate accounting measurement date. A significant adverse tax consequence is that the re-measured options vesting after December 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) ("Section 409A").  The Company's employees who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008.  The Company took action in fiscal year 2008 to cure certain options from exposure under Section 409A.  There can be no assurance that Maxim's action cured all potential circumstances in which Section 409A would apply.  Should it be found that excise taxes under Section 409A apply to option holders subsequent to the Company's ability to cure the options from exposure to Section 409A, and the Company decides to reimburse its employees for such taxes, the Company's results of operations may be materially adversely affected.

Also as a result of the Company's investigation into equity awards, the Company has determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that Maxim's accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties apply, the Company's results of operations may be materially adversely affected.

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

Legal fees associated with indemnification obligations, defense and other related costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices. The Company expenses such amounts as incurred.

NOTE 12: Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers' compensation claims and general liability in the amount of $12.5 million and $11.8 million, are included in accrued expenses in the Condensed Consolidated Balance Sheets as of September 27, 2008 and June 28, 2008, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims included in accrued salary and salary related expenses in the Condensed Consolidated Balance Sheets were immaterial as of September 27, 2008 and June 28, 2008.

NOTE 13: COMMON STOCK REPURCHASES

From fiscal years 2002 through 2006, the Board of Directors authorized the Company to repurchase up to 53.5 million shares of the Company's common stock from time to time at the discretion of the Company's management. The Company repurchased 2.1 million shares of its common stock for $60.8 million during the first quarter of fiscal year 2007. Common stock repurchased is retired and is not held as treasury stock. In connection with the stock options investigation, the Company suspended repurchases of stock under this program as of September 23, 2006. See Note 19, "Subsequent Events" in the Notes to Condensed Consolidated Financial Statements.

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

During the first quarter of fiscal year 2009, the Company recorded a $7.3 million asset impairment charge as a result of transferring certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan facility and reductions in demand and reduced future capacity requirements.

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

NOTE 15: BENEFITS

The Company's former CEO, John F. Gifford, resigned in fiscal year 2007. As part of his resignation, he was provided with certain retirement benefits which included office space, administrative assistance, and health benefits. In accordance with Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefit (FASB 112), the Company recorded a charge for the net present value of these benefits of $3.1 million in fiscal year 2007. Accrued in other liabilities in the Consolidated Balance Sheet at September 27, 2008 and June 28, 2008 is $2.6 million and $2.7 million, respectively, for such benefits.

As a result of the Company's historical acquisition of Dallas Semiconductor, the Company assumed responsibility associated with certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors.  The policies are owned by the individuals with the Company maintaining a limited collateral assignment on each policy.  As a result of the adoption of EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, during the first quarter of 2008, the Company recognized a $14.1 million cumulative effect reduction to retained earnings.  No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes. The Company had $6.8 and $6.7 million included in other assets as of September 27, 2008 and June 28, 2008, respectively, associated with the limited collateral assignment to the policies.  The Company had a $14.0 million and $13.8 million obligation included in other liabilities as of September 27, 2008 and June 28, 2008, respectively, related to the anticipated continued funding associated with these policies.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16: OTHER ASSETS

The components of other assets consist of:

	September 27,	June 28,
	2008	2008
	(in thousands)
Deferred tax asssets	$ 79,310	$ 88,630
Intangible assets	60,290	61,655
Other	28,795	26,344
	$ 168,395	$ 176,629

NOTE 17: RESTRUCTURING ACTIVITIES

The Company recorded severance and benefits expenses totaling approximately $2.1 million related to the termination of 78 employees and $2.4 million related to the termination of 96 employees during the first quarter of fiscal years 2009 and 2008, respectively, as a result of the decision to transfer certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan facility and reductions in demand and reduced future capacity requirements.

During the third quarter of its fiscal year 2008, the Company announced the wind-down and eventual closure of its wafer manufacturing facility located in Dallas, Texas over an 18-month time period. The Company anticipates that the Dallas wafer facility closure will result in the termination of approximately 200 employees and total costs of approximately $6.2 million consisting principally of severance and benefit payments over such 18-month period. A substantial amount of the costs associated with this activity will be paid upon the closure of the facility which is anticipated to occur in the last quarter of fiscal year 2009. The Company recorded approximately $1.0 million in severance and benefit expenses during the three months ended September 27, 2008.

In connection with the anticipated closure of the Dallas facility, the Company evaluated the recoverability of the facilities' manufacturing assets and concluded that there was no impairment. The Company also reevaluated the useful lives and salvage values of the fixed assets used in this manufacturing facility based on the new period of intended use. As a result of this review, the Company changed its depreciable lives and salvage values and recognized additional depreciation expense of $11.3 million during the three months ended September 27, 2008 related to this change in accounting estimate.

During the fourth quarter of its fiscal year 2008, the Company implemented certain actions to cease performing further in- house testing in the United States and have all future testing performed overseas in Thailand and the Philippines. These actions commenced during the fourth quarter of fiscal year 2008 and resulted in the recognition of a charge of $1.8 million in severance and benefits related to the termination of 93 employees.

In the first quarter of its fiscal year 2009, the Company continued these actions and terminated an additional 54 employees resulting in an additional charge of $1.0 million.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As noted in Note 1, "Basis of Presentation" in the Notes to Condensed Consolidated Financial Statements, Certain prior-year amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation. Activity and liability balances related to the restructuring activity for the three months ended September 27, 2008 were as follows:

Three Months Ended
September 27, 2008
(in thousands)
Balance, June 29, 2008	$ 4,222
Restructuring accrual	4,106
Cash payments	(2,395)
Balance, September 27, 2008	$ 5,933

The Company has included this amount in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 18: GOODWILL AND INTANGIBLE ASSETS

During fiscal year 2008, the Company acquired the Storage products division of Vitesse Semiconductor. The total cash consideration associated with the acquisition was $64.1 million consisting of $62.8 million in cash, $0.8 million in direct legal costs associated with the acquisition and $0.5 million related to the buyout of an existing arrangement between Vitesse and a vendor. The Company also assumed $2.0 million of liabilities from the acquired business. The Company will pay additional cash consideration of up to $12 million based on product shipments of the acquired business. The contingent consideration will be payable on a quarterly basis and such amounts will be recorded as goodwill. The acquired assets included $4.9 million in tangible assets, $0.9 million in customer order backlog, $28.4 million in intellectual property, $22.2 million in customer relationships and $9.6 million in goodwill.

The Company classifies goodwill and acquired intangible assets within other assets in the Condensed Consolidated Balance Sheets.

The Company has paid $4.1 million additional contingent cash consideration based on product shipments of the acquired business since the acquisition. The Company's carrying value of goodwill as of September 27, 2008 is $13.7 million.

Pursuant to the requirements under SFAS 142, the Company performed its annual goodwill impairment assessment as of September 27, 2008 and concluded that goodwill on the Condensed Consolidated Balance Sheet was not impaired.

The useful lives of the significant definite lived intangible assets are as follows:

Asset	Life
Intellectual Property	5 years
Customer Relationships	10 years

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible assets consisted of the following:

September 27, 2008
	Original Cost	Accumulated Amortization	Net
(in thousands)
Intellectual property	$ 28,430	$ 5,212	$ 23,218
Customer relationships	22,230	2,038	20,192
Total intangible assets	$ 50,660	$ 7,250	$ 43,410

Amortization expense of $1.4 million associated with intellectual property was recorded in cost of goods sold for the three months ended September 27, 2008 while amortization expense of $0.6 million associated with customer relationships was recorded in selling, general and administrative expenses for the three months ended September 27, 2008.

The following table presents the amortization expense of intangible assets:

	Three Months Ended
	September 27,	September 29,
	2008	2007
	(in thousands)
Intellectual property	$ 1,421	$ -
Customer relationships	555	-
Total	$ 1,976	$ -

The following table represents the estimated future amortization expense of intangible assets as of September 27, 2008:

Fiscal Year	Amount
(in thousands)
2009 remaining 9 months	$ 5,932
2010	7,909
2011	7,909
2012	7,909
2013	4,118
Thereafter	9,633
Total intangible assets	$ 43,410

NOTE 19: SUBSEQUENT EVENTS

In October, 2008, the Company acquired Mobilygen Corporation, a privately held, fabless semiconductor company with leading technology in H.264 video compression and completed the acquisition on October 27, 2008. The total purchase price for the acquisition of Mobilygen was $33.0 million.

In October 2008, the Board of Directors authorized the Company to repurchase up to $750 million of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase has no expiration date. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, general market and business conditions and other factors. All prior Board authorizations for the repurchase of common stock are canceled and superseded by this most recent authorization.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files from time to time with the SEC, such as its Annual Reports on Form 10-K (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations), its Quarterly Reports on Form 10-Q (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations), and any Current Reports on Form 8-K.

Maxim Integrated Products, Inc. ("Maxim" or "the Company" and also referred to as "we," "our" or "us") designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers and is incorporated in the state of Delaware. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. The major end-markets in which the Company's products are sold are the communications, computing, consumer and industrial markets.

Reclassifications

Certain prior-year amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

The reclassifications included the following:

  The Company reclassified certain expense items from cost of goods sold, research and development and selling general and administrative expenses into other operating expenses, net. These costs include legal and accounting fees directly attributable to the Company's restatement, and cost reductions due to the reversal of accruals established in prior years for foreign payroll taxes, interest and penalties related to the misdating of option grants and exercises. These foreign payroll tax accruals were reversed due to the expiration of the statute of limitations in various foreign jurisdictions.

  The reclassification of severance and restructuring expenses incurred related to the transfer of manufacturing production from the Company's San Jose, California facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan facility. These expenses were previously included in cost of goods sold. The Company recognized severance and restructuring expenses in accordance with the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The impact of the reclassifications for the three months ended September 29, 2007 was as follows:

	Three Months Ended
	September 29,		September 29,
	2007 (as reported)	Adjustments	2007 (revised)
	(Amounts in thousands)

Cost of goods sold	$ 206,515	$ (2,980)	$ 203,535
Gross margin	317,566	2,980	320,546

Research and development	150,833	9,152	159,985
Selling, general and administrative	57,194	(13,732)	43,462
Severance and restructing expenses	-	2,350	2,350
Other operating expenses, net	-	5,210	5,210
Total operating expenses	$ 208,027	$ 2,980	$ 211,007

These reclassifications did not result in changes to previously reported operating or net income.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and related allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and operating expenses. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $501.2 million and $524.1 million for the three months ended September 27, 2008 and September 29, 2007, respectively, a decrease of 4.4%. The decrease in net revenues for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008 is primarily due to decreased unit shipments of approximately 3%, combined with a change in product mix related to increased sales of products with lower average selling prices. Average selling price decreased approximately 1% for the three months ended September 27, 2008 compared with the three months ended September 29, 2007.

We classify our net revenue by four major end market categories: Computing, Consumer, Industrial and Communications. In the three months ended September 27, 2008 and September 29, 2007, net revenues from both the Consumer and Industrial markets increased. Net revenues from the Computing market decreased significantly from the comparable prior year period mainly due to a decline in shipments of notebook motherboard power management products. Net revenues from the Communications market increased from the comparable prior year period mainly due to the growth of the Asia communication infrastructure market.

During the three months ended September 27, 2008 and September 29, 2007, approximately 78% and 80%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months ended September 27, 2008 and September 29, 2007 was immaterial.

Gross Margin

Our gross margin percentage was 58.2% and 61.2% for the three months ended September 27, 2008 and September 29, 2007, respectively. The gross margin percentage for the three months ended September 27, 2008, as compared to the three months ended September 29, 2007, decreased primarily due to $11.3 million of accelerated depreciation expense recorded due to our decision to ramp down and eventually close our wafer fab in Dallas, Texas, and $1.4 amortization expense related to the acquisition of the Storage products division of Vitesse Semiconductor. In addition, product mix combined with approximate 1% decreased average unit selling prices contributed to an unfavorable impact on gross margin percentage for the three months ended September 27, 2008 as compared to the three months ended September 29, 2007. These were offset by a decrease of $3.7 million stock-based compensation expense primarily due to the decision to cash-settle vested stock options that expired during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting charge during the three months ended September 29, 2007.

Research and Development

Research and development expenses were $138.9 million and $160.0 million for the three months ended September 27, 2008 and September 29, 2007, respectively, which represented 27.7% and 30.5% of net revenues, respectively. The decrease in research and development expenses was primarily due to decreased stock-based compensation. Stock-based compensation decreased by $24.4 million primarily due to the decision to cash-settle vested stock options that expired during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting charge during the three months ended September 29, 2007. In addition, salary and related expenses decreased by $1.3 million primarily due to decreased bonus expense resulting from the reduced anticipated profitability and decreased headcount. These were offset by $2.1 million increase in outside services and $1.5 million increase in depreciation expenses due to increased capital equipment.

Selling, General and Administrative

Selling, general and administrative expenses were $40.2 million and $43.5 million for the three months ended September 27, 2008 and September 29, 2007, respectively, which represented 8.0% and 8.3% of net revenues, respectively. The decrease in selling, general, and administrative expenses for the three months ended September 27, 2008 as compared to the three months ended September 29, 2007 was primarily due to the decrease of stock-based compensation expenses. Stock-based compensation decreased by $7.0 million primarily due to the decision to cash-settle vested stock options that expired during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting charge during the three months ended September 29, 2007. The above decrease was offset by a $1.0 million increase in salary and related expenses primarily from annual salary increases for the three months ended September 27, 2008 as compared to the three months ended September 29, 2007.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 27, 2008 and September 29, 2007:

	Three Months Ended
	Sept. 27,	Sept. 29,
	2008	2007
	(in thousands)
Cost of goods sold
Stock options	$ 6,115	$ 11,147
Restricted stock units	5,805	4,515
	$ 11,920	$ 15,662

Research and development expense
Stock options	$ 7,735	$ 32,464
Restricted stock units	11,684	11,340
	$ 19,419	$ 43,804

Selling, general and administrative expense
Stock options	$ 2,410	$ 10,297
Restricted stock units	3,812	2,890
	$ 6,222	$ 13,187

Total Stock-based compensation expense
Stock options	$ 16,260	$ 53,908
Restricted stock units	21,301	18,745
Pre-tax stock-based compensation expense	37,561	72,653
Less: income tax effect	12,799	25,597
Net stock-based compensation expense	$ 24,762	$ 47,056

Included in stock-based compensation expense for the three months ended September 29, 2007 was $27.5 million related to the decision to cash-settle all options expired during the Blackout Period.

Impairment of Long-lived Assets

During the first quarter of fiscal year 2009, the Company recorded a $7.3 million assets impairment charge as a result of transferring certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan facility and reductions in demand and reduced future capacity requirements.

Severance and Restructuring Expenses

The Company recorded severance and benefits expenses totaling approximately $2.1 million related to the termination of 78 employees and $2.4 million related to the termination of 96 employees during the first quarter of fiscal years 2009 and 2008, respectively, as a result of the decision to transfer certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan facility and reductions in demand and reduced future capacity requirements.

During the third quarter of its fiscal year 2008, the Company announced the wind-down and eventual closure of its wafer manufacturing facility located in Dallas, Texas over an 18-month time period. The Company anticipates that the Dallas wafer facility closure will result in the termination of approximately 200 employees with total costs of approximately $6.2 million consisting principally of severance and benefit payments over such 18-month period. A substantial amount of the costs associated with this activity will be paid upon the closure of the facility which is anticipated to occur in the last quarter of fiscal year 2009. The Company recorded approximately $1.0 million in severance and benefit expenses during the three months ended September 27, 2008.

In connection with the anticipated closure of the Dallas facility, the Company evaluated the recoverability of the facility's manufacturing assets and concluded that there was no impairment. The Company also reevaluated the useful lives and salvage values of the fixed assets used in this manufacturing facility based on the new period of intended use. As a result of this review, the Company changed its depreciable lives and salvage values and recognized additional depreciation expense of $11.3 million during the three months ended September 27, 2008 related to this change in accounting estimate.

During the fourth quarter of its fiscal year 2008, the Company implemented certain actions to cease performing further in-house testing in the United States and have all future testing performed overseas in Thailand and the Philippines. These actions commenced during the fourth quarter of fiscal year 2008 and resulted in the recognition of a charge of $1.8 million in severance and benefits related to the termination of 93 employees.

In the first quarter of its fiscal year 2009, the Company continued these actions and terminated an additional 54 employees resulting in an additional charge of $1.0 million.

Other Operating Expenses, Net

Other operating expenses, net primarily consists of expense items related to the restatement of previously reported financial statements.

The following table summarizes the activities for the three months ended September 27, 2008 and September 29, 2007:

	Three Months Ended
	September 27, 2008	September 29, 2007
	(in thousands)
Legal and accounting expenses	$ 11,289	$ 13,448
Payroll tax and related adjustments	(5,381)	(8,238)
Other	1,450	-
Total	$ 7,358	$ 5,210

The Company incurred $11.3 million and $13.4 million legal and accounting expenses during the three months ended September 27, 2008 and September 29, 2007, respectively, primarily associated with the restatement of the previously filed financial statements, private litigation and other associated activities, particularly, for accounting, legal and other professional service fees. Accounting expense increased by $8.1 million for the three months ended September 27, 2008 as compared to the three months ended September 29, 2007 due to the increased activities and associated costs to complete the restatement of the previously filed financial statements. This was offset by $10.3 million decrease in legal expenses due to the tentative settlement of the derivative litigation reached during the first quarter of fiscal year 2009.

Also as a result of the Company's investigation into equity awards, the Company recorded certain U.S. and foreign payroll tax, interest and penalty accruals in prior years. The Company reversed $5.4 million and $8.2 million of these accruals during the three months ended September 27, 2008 and September 29, 2007, respectively, due to the expiration of the tax statutes of limitations in various foreign jurisdictions.

Interest Income and Other, Net

Interest income and other, net was $9.1 million and $17.4 million for the three months ended September 27, 2008 and September 29, 2007, respectively. This decrease was primarily due to lower average interest rates.

Provision for Income Taxes

The effective income tax rate for the three months ended September 27, 2008 and September 29, 2007 was 34.2% and 34.1%, respectively.  The effective rates were lower than the U.S. federal and state combined statutory rates primarily due to tax benefits generated by the domestic production activities deduction. On October 3, 2008, President Bush signed legislation which reinstated the federal research tax credit retroactively back to January 1, 2008.  The reinstatement of this tax credit will result in a discrete tax benefit in the second quarter of fiscal year 2009 and will have a beneficial impact on the Company's fiscal year 2009 annual effective income tax rate.  As a result, the Company expects that its tax rate for the second quarter of fiscal year 2009 will be significantly reduced.

The Company's net deferred tax asset at September 27, 2008 was $342.9 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties described in this Report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

The Company's federal corporate income tax returns for the fiscal years 2005 and 2006 are being examined by the Internal Revenue Service ("IRS"). As part of this examination the IRS has requested information related to our stock option investigation. Management believes that it has adequately provided for any adjustments that may result from the IRS examination.  However, the outcome of tax audits cannot be predicted with certainty.  Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs, which might have a significant impact on the results of operations for the period.

Recently Issued Accounting Pronouncements

In the first quarter of the Company's fiscal year 2009, Maxim adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The adoption of SFAS 157 did not have a significant impact on the Company's consolidated financial condition, results of operations and liquidity.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the adoption of those provisions of SFAS 157 on its consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 improves the relevance, comparability and transparency of financial statements and eliminates diversity in practice that currently exists in accounting for transactions between an entity and noncontrolling interests. This standard is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on the Company's consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-01"). EITF 07-1 provides guidance on the classification, income statement presentation and disclosure associated with collaborative arrangements involving parties considered to be active participants to an activity and are exposed to significant risks and rewards which are dependent on the commercial success of the activity. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-01 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting consistent with GAAP. SFAS 162 is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411 on September 16, 2008, The Meaning of `Present fairly in conformity with generally accepted accounting principles'. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 ("FSP EITF 03-6-1"), Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that qualify as participating securities, should be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on the Company's calculation of earnings per share.

BACKLOG

At the end of the first quarter of fiscal year 2009, backlog shippable within the next 12 months was approximately $341.0 million. The Company's previous quarter ending backlog shippable within the next 12 months was approximately $370.2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalent and short-term investments were as follows:

	Sept. 27,	June 28,
	2008	2008
	(in thousands)
Cash and cash equivalents	$ 1,051,194	$ 1,013,119
Short-term investments	205,262	205,079
Total cash, cash equivalents and investments	$ 1,256,456	$ 1,218,198

Cash flows were as follows:

	Three Months Ended
	Sept. 27,	Sept. 29,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 157,064	$ 175,402
Net cash provided by (used in) investing activities	(39,811)	131,882
Net cash used in financing activities	(79,178)	(70,679)
Net increase in cash and cash equivalents	$ 38,075	$ 236,605

Operating activities

Cash provided by operating activities was net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities for the three months ended September 27, 2008 for the amount of $157.1 million was primarily due to net income as adjusted for non-cash items, an increase in income tax payable and accounts payable. These items were partially offset by a decrease in accrued liabilities.

Investing activities

Net cash used in investing activities of $39.8 million for three months ended September 27, 2008 consisted primarily of $38.0 million purchases of property, plant and equipment.

Financing activities

Net cash used in financing activities of $79.2 million for three months ended September 27, 2008 consisted primarily of $64.1 million dividend payment, $10.1 million cash settlements of vested RSUs and payouts under the RSU loan program and $5.0 million cash settlement for expired options.

Significant Cash Outlays Resulting From the Restatement of Previously Reported Financial Statements

Through September 27, 2008, the Company has incurred $103.2 million for expenses associated with the investigation, subsequent restatement of our previously filed financial statements, private litigation and other associated activities, particularly, for accounting, legal and other professional service fees.

Through September 27, 2008, the Company has paid $131.3 million to individual option holders to compensate them for stock options that contractually expired subsequent to the suspension of the Company's Form S-8 registration statements at which time employees were no longer able to exercise their vested stock options (the "Blackout Period"). The Company paid $13.9 million for additional options that expired for the three months ended September 27, 2008.

Through September 27, 2008, the Company has issued $63.0 million in non-recourse loans to individuals holding RSUs that vested during the Blackout Period. The Company loaned $8.2 million for RSUs that vested during for the three months ended September 27, 2008.

Through September 27, 2008, the Company has paid $11.9 million to international employees for RSUs which vested during the Blackout Period for which we were unable to deliver shares of common stock. The Company paid $1.9 million to certain international employees for RSUs during the three months ended September 27, 2008.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, share repurchase and dividend payments for the next twelve months.

Off-Balance-Sheet Arrangements

As of September 27, 2008, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 27, 2008. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of September 27, 2008. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Note 11 contained in the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, which is herein incorporated by reference. We have no material changes in our risks from such description.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        NOT APPLICABLE

ITEM 3: DEFAULTS UPON SENIOR SECURITES

        NOT APPLICABLE

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NOT APPLICABLE

ITEM 5: OTHER INFORMATION

        NOT APPLICABLE

ITEM 6: EXHIBITS

(a) Exhibits

3.4	Amended and Restated Bylaws of the Company
10.30	Form of Non-Statutory Option Agreement for U.S. Optionees under the Company's 1996 Stock Incentive Plan
10.31	Form of Restricted Stock Unit Agreement for U.S. Holders under the Company's 1996 Stock Incentive Plan
10.41	Form of Non-Statutory Option Agreement for Non-U.S. Optionees, under the Company's 1996 Stock Incentive Plan
10.42	Form of Restricted Stock Unit Agreement for Non-U.S. Holders under the Company's 1996 Stock Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	MAXIM INTEGRATED PRODUCTS, INC.

By:	/s/ Bruce E. Kiddoo Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
3.4	Amended and Restated Bylaws of the Company PDF files as a courtesy
10.30	Form of Non-Statutory Option Agreement for U.S. Optionees under the Company's 1996 Stock Incentive Plan PDF files as a courtesy
10.31	Form of Restricted Stock Unit Agreement for U.S. Holders under the Company's 1996 Stock Incentive Plan PDF files as a courtesy
10.41	Form of Non-Statutory Option Agreement for Non-U.S. Optionees, under the Company's 1996 Stock Incentive Plan PDF files as a courtesy
10.42	Form of Restricted Stock Unit Agreement for Non-U.S. Holders under the Company's 1996 Stock Incentive Plan PDF files as a courtesy
31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      PDF files as a courtesy

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      PDF files as a courtesy

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF files as a courtesy
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF files as a courtesy