Form 10-Q
period 2008-12-27
MAXIM INTEGRATED PRODUCTS INC
filed 2009-02-05
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 27, 2008

OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________to _________

Commission file number 1-34192

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES    ☐        NO    ☒

Class: Common Stock, $0.001	Outstanding at January 23, 2009 304,122,747 shares

Note: PDF provided as a courtesy

MAXIM INTEGRATED PRODUCTS, INC.

INDEX

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 27,	June 28,
	2008	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$ 718,200	$ 1,013,119
Short-term investments	207,259	205,079
Total cash, cash equivalents and short-term investments	925,459	1,218,198

Accounts receivable, net	213,370	272,029
Inventories	251,661	272,421
Deferred tax assets	214,430	253,490
Income tax refund receivable	73,096	14,411
Other current assets	17,681	16,012
Total current assets	1,695,697	2,046,561
Property, plant and equipment, net	1,404,233	1,485,200
Other assets	110,052	176,629
TOTAL ASSETS	$ 3,209,982	$ 3,708,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 81,657	$ 79,673
Income taxes payable	832	825
Accrued salary and related expenses	146,584	249,079
Accrued expenses	43,697	68,131
Deferred income on shipments to distributors	20,597	21,447
Total current liabilities	293,367	419,155
Other liabilities	27,625	30,791
Income taxes payable	113,107	110,633
Deferred tax liabilities	34,793	-
Total liabilities	468,892	560,579

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock and capital in excess of par value	304	251,799
Retained earnings	2,742,567	2,901,139
Accumulated other comprehensive loss	(1,781)	(5,127)
Total stockholders' equity	2,741,090	3,147,811
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 3,209,982	$ 3,708,390

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
Net revenues	$ 410,675	$ 540,025	$ 911,879	$ 1,064,106
Cost of goods sold (1)	211,590	204,320	421,244	407,855
Gross margin	199,085	335,705	490,635	656,251
Operating expenses:				-
Research and development (1)	144,283	138,347	283,198	298,332
Selling, general and administrative (1)	64,124	41,636	104,367	85,098
In process research & development	3,900	-	3,900	-
Impairment of long-lived assets	43,769	-	51,112	-
Severance and restructing expenses	13,597	-	17,703	2,350
Other operating expenses, net	10,252	15,145	17,610	20,355
Total operating expenses	279,925	195,128	477,890	406,135
Operating (loss) income	(80,840)	140,577	12,745	250,116
Interest income and other, net	7,385	21,926	16,486	39,280
(Loss) income before (benefit) provision for income taxes	(73,455)	162,503	29,231	289,396
(Benefit) provision for income taxes	(34,671)	55,483	448	98,750
Net (loss) income	$ (38,784)	$ 107,020	$ 28,783	$ 190,646

(Loss) earnings per share:
Basic	$ (0.12)	$ 0.33	$ 0.09	$ 0.59
Diluted	$ (0.12)	$ 0.33	$ 0.09	$ 0.58

Shares used in the calculation of (loss) earnings per share:
Basic	312,718	320,553	316,635	320,553
Diluted	312,718	326,284	318,725	327,913

Dividends declared per share	$ 0.200	$ 0.188	$ 0.400	$ 0.376

(1) Includes stock-based compensation charges as follows:

Cost of goods sold	$ 30,834	$ 11,668	$ 42,754	$ 27,330
Research and development	33,432	22,799	52,851	66,603
Selling, general and administrative	19,672	7,249	25,894	20,436

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	December 27,	December 29,
	2008	2007
	(in thousands)

Cash flows from operating activities:
Net income	$ 28,783	$ 190,646
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	121,498	114,369
Depreciation and amortization	97,674	64,824
Deferred taxes	168,574	18,260
Tax shortfall related to stock based compensation	(149,082)	(3,346)
Excess tax benefit related to stock based compensation	(461)	(467)
In process research & development	3,900	-
Impairment of long-lived assets	51,112	-
Loss (gain) from sale of property, plant and equipment	1,887	(9,558)
Gain from sale of equity investments	(529)	-
Changes in assets and liabilities:
Accounts receivable	58,936	(41,677)
Inventories	14,209	7,397
Other current assets	(60,726)	(21,147)
Accounts payable	(124)	(5,952)
Income tax payable	2,481	(10,018)
Deferred income on shipments to distributors	(850)	(1,391)
Accrued liabilities - goodwill and tender offer payments above fair value	(37,041)	(23,753)
All other accrued liabilities	(70,762)	(37,468)
Net cash provided by operating activities	229,479	240,719

Cash flows from investing activities:
Purchase of property, plant and equipment	(67,535)	(133,683)
Proceeds from sale of property, plant, and equipment	947	14,158
Restricted cash	-	(14,158)
Other non-current assets	(1,246)	18,030
Acquisition, net of cash assumed	(30,310)	(64,123)
Purchases of available-for-sale securities	(2,740)	(111,010)
Proceeds from sales/maturities of available-for-sale securities	4,675	687,652
Net cash (used in) provided by investing activities	(96,209)	396,866

Cash flows from financing activities:
Excess tax benefit related to stock based compensation	461	467
Mortgage liability	(20)	(20)
Goodwill payments on expiring options and tender offer payments	(11,750)	(70,363)
Cash settlement of vested restricted stock units	(1,910)	(2,366)
Payouts under the RSU loan program	(35,578)	(14,738)
Dividends paid	(126,414)	(120,207)
Repayment of notes payable	(2,673)	-
Cash used to net share settle equity awards	(15,174)	-
Common stock repurchase	(235,131)	-
Net cash used in financing activities	(428,189)	(207,227)

Net (decrease) increase in cash and cash equivalents	(294,919)	430,358
Cash and cash equivalents:
Beginning of period	1,013,119	577,068
End of period	$ 718,200	$ 1,007,426

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$ 37,160	$ 118,102

Noncash investing and financing activities:
Accounts payable related to property, plant and
equipment purchases	$ 22,068	$ 24,176

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months and six months ended December 27, 2008 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

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

The impact of the reclassifications for the three months and six months ended December 29, 2007 was as follows:

	Three Months Ended			Six Months Ended
	December 29,		December 29,	December 29,		December 29,
	2007 (as reported)	Adjustments	2007 (revised)	2007 (as reported)	Adjustments	2007 (revised)
	(Amounts in thousands)			(Amounts in thousands)

Cost of goods sold	$ 204,409	$ (89)	$ 204,320	$ 410,924	$ (3,069)	$ 407,855
Gross margin	335,616	89	335,705	653,182	3,069	656,251

Research and development	138,579	(232)	138,347	289,412	8,920	298,332
Selling, general and administrative	56,460	(14,824)	41,636	113,654	(28,556)	85,098
Severance and restructing expenses	-	-	-	-	2,350	2,350
Other operating expenses, net	-	15,145	15,145	-	20,355	20,355
Total operating expenses	$ 195,039	$ 89	$ 195,128	$ 403,066	$ 3,069	$ 406,135

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

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP 157 addresses key considerations, such as entity's own assumptions when relevant observable inputs do not exist, observable market information when the market is not active, the use of market quotes when assessing the relevance of observable and unobservable inputs available. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have been issued. The adoption of FSP 157-3 did not have a significant impact on the Company's consolidated financial statements or the fair values of our financial assets and liabilities.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not believe that the adoption of FSP FAS 142-3 will have a material impact on its results of operations or financial condition.

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

The Company did not hold any Level 3 assets and liabilities during the second quarter of its fiscal year 2009.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 27, 2008, assets and liabilities measured at fair value on a recurring basis consist of the following:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value as of Dec. 27, 2008
	(in thousands)
Money market fund deposits (1)	$ 650,583	$ -	$ 650,583
U.S. Treasury Notes (2)	207,259	-	207,259
Bank time deposits (1)	-	2,114	2,114
Foreign currency derivative contracts (net)	-	664	664
Total assets measured at fair value	$ 857,842	$ 2,778	$ 860,620

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets as of December 27, 2008

(2) Included in short-term investments in the accompanying condensed consolidated balance sheets as of December 27, 2008

NOTE 4: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Operations for the three months and six months ended December 27, 2008 and December 29, 2007:

Stock-based compensation expense by type of award
	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(in thousands)
Cost of goods sold
Stock options	$ 23,785	$ 7,960	$ 29,900	$ 19,107
Restricted stock units	7,049	3,708	12,854	8,223
	30,834	11,668	42,754	27,330

Research and development expense
Stock options	21,978	13,678	29,713	46,142
Restricted stock units	11,454	9,121	23,138	20,461
	33,432	22,799	52,851	66,603

Selling, general and administrative expense
Stock options	15,336	4,638	17,746	14,935
Restricted stock units	4,336	2,611	8,148	5,501
	19,672	7,249	25,894	20,436

Total stock-based compensation expense
Stock options	61,099	26,276	77,359	80,184
Restricted stock units	22,839	15,440	44,140	34,185
Pre-tax stock-based compensation expense	83,938	41,716	121,499	114,369
Less: income tax effect	29,175	14,550	41,974	40,147
Net stock-based compensation expense	$ 54,763	$ 27,166	$ 79,525	$ 74,222

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Compensation cost capitalized as part of inventory as of December 27, 2008 and June 28, 2008 was $6.8 million and $13.7 million, respectively.

Modifications and Settlements

Tender Offer

In November 2008, the Company offered to purchase from employees up to 52.8 million outstanding stock options for cash payments totaling $22.4 million. The amount of the cash payment was determined based on the Black-Scholes value of the eligible options utilizing the average stock price over the 20 day period preceding the date of the offer.

In December 2008 upon closing of the offer a total of 31.9 million options were tendered requiring the Company to remit an aggregate payment totaling $13.6 million. The Company accounted for the offer as a settlement under Statement of Financial Accounting Standards No. SFAS 123(R), Share-Based Payment, which resulted in the recognition of $75.9 million in stock-based compensation expenses consisting of $8.7 million in additional expense from settlements above fair value and $67.2 million associated with the unamortized compensation expenses on the previously unvested tendered options. Settlement of the tendered options reduced deferred tax assets by $129.4 million, generated a tax benefit of $4.7 million, and resulted in a $124.7 million charge to additional paid in capital for the difference between the deferred tax assets and tax benefits associated with the tendered options.

As a result of the significant impact to the Company's option plans from the tender offer, the Company analyzed its estimated forfeiture rate for its remaining outstanding options and recorded a reversal of stock based compensation expenses of $52.2 million to recognize actual forfeitures which have exceeded the Company's previous forfeiture estimates.

Officer Option Repurchase

In December 2008 the Company repurchased 6.2 million outstanding stock options from officers for $1.8 million payable in installments over the greater of two years or the remaining vesting period associated with the options prior to their repurchase. The Company accounted for the repurchase as a modification under SFAS 123(R) resulting in incremental compensation of $1.1 million which will be recognized over the payment period.

Share-Based Compensation and Other Adjustments Resulting From the Blackout Period

On September 8, 2006, the SEC was notified that the Company would delay filing its Annual Report on Form 10-K for the fiscal year ended June 24, 2006 as a result of the then ongoing stock option investigation into the Company's historical stock option granting practices. As a result of such delay, the Company suspended the issuance of shares upon exercise of stock options, vesting of restricted stock units and purchases of stock under the Employee Stock Participation Plan until the Company became current with all of its required SEC filings and its registration statements on Form S-8 became effective ("Blackout Period"). The Company instituted multiple programs in an attempt to compensate employees during the Blackout Period, as described below. The Company became current in its SEC filings, and its registration statements on Form S-8 became effective on September 30, 2008.

RSU Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan ("RSU Loan") for common stock that they would have otherwise been able to receive in settlement for Restricted Stock Units that vested during the Blackout Period. The program was not offered to executive officers or the members of the Company's Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company's stock price appreciates ("SAR") between the vesting date and the settlement date at the end of the Blackout Period. Employees foregoing the loan would receive shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle restricted stock units vesting during the Blackout Period held by foreign employees. The aforementioned loan offers were considered modifications of the restricted stock units triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

additional paid-in-capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price resulted in additional reclassifications from additional paid-in-capital to accrued salary and related expenses and additional compensation expenses in periods they occur. The Company made cash payments of $35.6 million and $14.7 million pursuant to the RSU loan program and $1.9 million and $2.4 million for settlement of RSUs held by foreign employees during the six months ended December 27, 2008 and December 29, 2007, respectively, as a result of this program.

The RSU Loan Program terminated on September 30, 2008, the date when the Company became current with all of its required SEC filings and its registration statements on Form S-8 became effective ("Blackout Period").

In connection with the termination of the program, the Company issued 1.1 million shares for individuals who did not participate in the programs, representing the total number of shares vested less shares withheld for applicable employee withholding taxes. This resulted in a net reclassification of $28.0 million from accrued salary and related expenses to common stock and capital in excess of par value.

As a result of the decline of the Company's stock price and pursuant to the terms of the RSU loan program, the Company forgave previously issued RSU loans and remitted a total of $27.4 million associated employee taxes included in payouts under RSU loan program shown in the financing activities within the Condensed Consolidated Statement of Cash Flows during the six months ended December 27, 2008.

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

In September 2007, as a result of changes in NASDAQ regulations, the Company decided to cash-settle all options expiring during the Blackout Period ("goodwill payment") based on the price at which 10% of the daily close prices of the Company's common stock fall above this price for trading days from August 7, 2006 (the date on which the Company initiated a trading blackout on officers and other individuals) through the expiration date of the option. The cash payment was subject to the option holder executing a release of all claims relating to the option. The goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid-in-capital to accrued salaries and related expenses of $126.8 million and incremental compensation expenses of $27.5 million. At the end of each period, the Company recognized changes in fair value of the options in its Consolidated Statements of Operations in the period of change until the options are settled.

On September 26, 2008, the Compensation Committee of the Board of Directors offered certain individuals, including certain officers of the Company, holding vested stock options that expire due to reaching their maximum 10-year terms in October 2008, certain cash goodwill payments contingent upon employee acceptance and signing of a release. The Company cash settled options to purchase 1.1 million option shares that expired in October 2008 for employees that accepted the offer. The cash settlement resulted in a reduction of additional paid in capital of $0.8 million for the fair value of the underlying options on the settlement dates and incremental compensation expense of $18.6 million during three months ended December 27, 2008.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

STOCK OPTION PLANS

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 27, 2008 and their activity during fiscal year 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2008	76,906,882	$35.59
Options Granted	8,248,379	13.06
Options Exercised	(2,377)	11.39
Options Cancelled	(40,915,184)	35.77
Balance at December 27, 2008	44,237,700	$31.81
Exercisable, December 27, 2008	29,359,112	$35.13	3.3	$ -
Vested and expected to vest, December 27, 2008	42,951,702	$32.13	4.3	$ 63,746
(1)

Aggregate intrinsic value for stock options represents the difference between exercise price and the closing price per share of the Company's common stock on December 27, 2008, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 27, 2008.

As of December 27, 2008, there was $122.1 million of unrecognized stock compensation related to 14.9 million unvested stock options which is expected to be recognized over a weighted average period of approximately 3.0 years.

Fair Value

The fair value of share-based awards granted to employees was estimated using a Black-Scholes option valuation model that used the following weighted-average assumptions:

	Stock Option Plan		Stock Option Plan
	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Expected holding period (in years)	6.3	6.3	6.3	6.4
Risk-free interest rate	2.9%	4.1%	2.9%	4.5%
Expected stock price volatility	40%	45%	40%	38%
Dividend yield	4.1%	2.9%	4.0%	2.6%

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options of the Company's common stock before the Company's common stock was delisted from NASDAQ on October 2, 2007. Subsequent to the Company's delisting, the Company began analyzing its expected volatilities based on historical volatilities from its traded common stock over a period equal to the expected term. The Company analyzes historical exercise patterns of relatively homogeneous groups of employees to estimate expected holding period. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or the actual forfeitures differ from those estimates.

The weighted-average fair value of stock options granted was $3.55 and $9.37 per share for three months ended December 27, 2008 and December 29, 2007, respectively. The weighted-average fair value of stock options granted was $3.62 and $9.71 per share for six months ended December 27, 2008 and December 29, 2007, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Units

The following table summarizes outstanding and expected to vest restricted stock units ("RSUs") as of December 27, 2008 and their activity during fiscal year 2009:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2008	10,266,201
Restricted stock units granted	9,481,094
Restricted stock units released	(5,874,941)
Restricted stock units cancelled	(315,020)
Balance at December 27, 2008	13,557,334	1.8	$166,890,782
Vested and expected to vest, December 27, 2008	12,326,545	1.7	$151,739,779
(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company's stock on December 27, 2008, multiplied by the number of RSUs outstanding or expected to vest as of December 27, 2008.

The Company withheld 0.9 million shares totaling $15.2 million related to employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for three months ended December 27, 2008. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statement of Cash Flows.

As of December 27, 2008, there was $218.6 million of unrecognized compensation expense related to 13.6 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.2 years.

Please refer to Note 19 regarding the retirement and cancellation of 27 million options to purchase shares of common stock that would otherwise be available for the grant of stock options, shares of restricted stock and restricted stock units.

NOTE 5: INVENTORIES

The components of inventories consist of:

	December 27,	June 28,
	2008	2008
	(in thousands)
Raw materials	$ 16,372	$ 16,729
Work-in-process	189,450	200,556
Finished goods	45,839	55,136
	$ 251,661	$ 272,421

Inventory write downs were $12.2 million and $8.4 million, and $20.6 million and $16.8 million for the three and six months ended December 27, 2008 and December 29, 2007, respectively.

NOTE 6: (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic (loss) earnings per share, the weighted average number of outstanding common shares excludes unvested restricted stock units ("RSUs"). Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of stock under the ESPP using the treasury stock method. As discussed in Note 4, the Company cash-settled options that expired (reached the ten year contractual term) during the Blackout Period and cash-settled vested RSUs. These options and RSUs are considered liability instruments under SFAS 123

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(R) and as such are excluded from the diluted earnings per share calculation. Diluted loss per share is the same as basic loss per share as common stock equivalents are antidilutive due to the loss.

The following table sets forth the computation of basic and diluted (loss) earnings per share.

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
Numerator for basic (loss) earnings per share and
diluted (loss) earnings per share
Net (loss) income	$ (38,784)	$ 107,020	$ 28,783	$ 190,646

Denominator for basic (loss) earnings per share	312,718	320,553	316,635	320,553
Effect of dilutive securities:
Stock options and RSUs	-	5,731	2,090	7,360
Denominator for diluted (loss) earnings per share	312,718	326,284	318,725	327,913

(Loss) earningsper share:
Basic	$ (0.12)	$ 0.33	$ 0.09	$ 0.59
Diluted	$ (0.12)	$ 0.33	$ 0.09	$ 0.58

Approximately 44.2 million and 68.2 million of the Company's stock options were excluded from the calculation of diluted earnings (loss) per share for the three months ended December 27, 2008 and December 29, 2007, respectively. Approximately 25.2 million and 63.7 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the six months ended December 27, 2008 and December 29, 2007, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted (loss) earnings per share.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(in thousands)
United States	$ 99,613	$ 103,545	$ 210,483	$ 207,379
China	118,931	183,808	282,897	363,008
Japan	33,498	41,143	71,357	86,884
Rest of Asia	74,979	111,120	161,713	205,708
Europe	73,272	88,783	163,927	177,888
Rest of World	10,382	11,626	21,502	23,239
	$ 410,675	$ 540,025	$ 911,879	$ 1,064,106

Net long-lived assets by geographic region were as follows:

	December 27,	June 28,
	2008	2008
	(in thousands)
United States	$ 1,050,135	$ 1,114,382
Philippines	229,238	225,398
Rest of World	124,860	145,420
	$ 1,404,233	$ 1,485,200

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8: COMPREHENSIVE (LOSS) INCOME

Comprehensive income consists of net (loss) income and net unrealized (losses) gains on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange (losses) gains on intercompany receivables. The components of comprehensive (loss) income and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(in thousands)
Net (loss) income, as reported	$ (38,784)	$ 107,020	$ 28,783	$ 190,646
Change in unrealized gains (losses) on investments, net of
tax benefit (expense) of $(672), $60, $(1,202) and $(530), respectively	1,184	(104)	2,108	923
Change in unrealized gains (losses) on forward exchange contracts,
net of tax benefit (expense) of $0, $(142), $0 and $9, respectively	-	246	-	(16)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	859	(2,244)	1,239	(2,304)
Total comprehensive (loss) income	$ (36,741)	$ 104,918	$ 32,130	$ 189,249

Accumulated other comprehensive losses presented in the Condensed Consolidated Balance Sheets as of December 27, 2008 and June 28, 2008 consist of net unrealized gains on available-for-sale investments of $3.0 million and $0.8 million, respectively, net foreign currency translation loss adjustments of $(1.5) million and $(1.5) million, respectively, and deferred income tax of $(3.3) million and $(4.5) million, respectively, on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

NOTE 9: INCOME TAXES

 In the three and six months ended December 27, 2008, the Company recorded an income tax benefit of $34.7 million and an income tax provision of $0.4 million respectively, compared to an income tax provision of $55.5 million and $98.8 million in the three and six months ended December 29, 2007 respectively.

The income tax benefit for the three months ended December 27, 2008 and the income tax provision for the six months ended December 27, 2008 includes a tax benefit of $9.6 million, including a discrete benefit of $3.5 million, for the retroactive extension of the Federal research tax credit to January 1, 2008 by legislation that was signed into law on October 3, 2008.

The Company's normal statutory tax rate is 35%. The Company's effective tax rate for the three and six months ended December 27, 2008 and December 29, 2007 differed from 35% primarily because of tax benefits generated by Federal research tax credits and the domestic production activities deduction.

The Company's net deferred tax asset at December 27, 2008 was $181.4 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this Report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The parties to the Delaware derivative litigation entered into a stipulated settlement agreement on September 16, 2008, conditioned upon approval of the Delaware Court of Chancery and subject to dismissal of all other pending derivative lawsuits.   In early January 2009, the Delaware Court of Chancery issued an Order approving the settlement. Assuming no appeal is filed and the Order becomes final, the Company will file motions seeking dismissal of all other pending derivative lawsuits.

On February 6, 2008, a class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and its former chief executive officer, now deceased, and former chief financial officer. The lawsuit alleges that Maxim and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaint seeks, on behalf of persons who purchased the Company's common stock during the period from April 29, 2003 to January 17, 2008, unspecified damages, interest and costs and expenses, including attorneys' fees and disbursements. Following stipulations of the parties, a First Consolidated Class Complaint was filed on December 16, 2008, the Court entered a schedule for Defendants' responses to the Complaint. Defendants filed a motion to dismiss the Complaint on January 30, 2009.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, employment practice claims and general liability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers' compensation claims and general liability in the amount of $13.2 million and $11.8 million, are included in accrued expenses in the Condensed Consolidated Balance Sheets as of December 27, 2008 and June 28, 2008, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims included in accrued salary and salary related expenses in the Condensed Consolidated Balance Sheets were immaterial as of December 27, 2008 and June 28, 2008.

NOTE 12: COMMON STOCK REPURCHASES

In October 2008, the Board of Directors authorized the Company to repurchase up to $750 million of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior Board authorizations for the repurchase of common stock were canceled and superseded by this authorization.

During the six months ended December 27, 2008, the Company repurchased approximately 18.1 million shares of its common stock for $235.1 million. As of December 27, 2008, the Company was authorized to repurchase up to $514.9 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, general market and business conditions and other factors.

NOTE 13: IMPAIRMENT OF LONG-LIVED ASSETS

End of Line Sorting and Testing Facilities

During the second quarter of fiscal year 2009, the Company identified certain assets as excess as a result of reductions in demand for product tested and sorted on certain equipment. In connection with these circumstances, the Company incurred an asset impairment charge of $43.8 million which is included in impairment of long lived assets in the Company's Consolidated Statements of Operations. The Company has classified these assets as held for sale based on their intentions to sell the assets and has included $3.6 million in other assets in the balance sheet as of December 27, 2008.

Fabrication Facility, San Jose

During the first quarter of fiscal year 2009, the Company recorded a $7.3 million asset impairment charge as a result of transferring certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan facility and reductions in demand and reduced future capacity requirements.

The Company reached its conclusions regarding the asset impairments after conducting evaluations of the recoverability of the related manufacturing assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The fair value of the equipment was determined after consideration of equipment specifications, quoted market prices of similar equipment and management's perception of demand for the equipment. The Company applied present value techniques to estimate fair value for certain of the equipment which they believe has limited marketability.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14: BENEFITS

The Company's former CEO, John F. Gifford, resigned in fiscal year 2007. As part of his resignation, he was provided with certain retirement benefits which included office space, administrative assistance, and health benefits. In accordance with Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefit (FASB 112), the Company recorded a charge for the net present value of these benefits of $3.1 million in fiscal year 2007. During the three months ended December 27, 2008, the Company reversed $2.4 million of accrued retirement benefits as a change in estimate as a result of the death of Mr. Gifford.

As a result of the Company's historical acquisition of Dallas Semiconductor, the Company assumed responsibility associated with certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors.  The policies are owned by the individuals with the Company maintaining a limited collateral assignment on each policy.  As a result of the adoption of EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, during the first quarter of 2008, the Company recognized a $14.1 million cumulative effect reduction to retained earnings.  No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes. The Company had $6.9 and $6.7 million included in other assets as of December 27, 2008 and June 28, 2008, respectively, associated with the limited collateral assignment to the policies.  The Company had a $14.2 million and $13.8 million obligation included in other liabilities as of December 27, 2008 and June 28, 2008, respectively, related to the anticipated continued funding associated with these policies.

NOTE 15: OTHER ASSETS

The components of other assets consist of:

	December 27,	June 28,
	2008	2008
	(in thousands)
Deferred tax asssets	$ 1,781	$ 88,630
Intangible assets, net	62,981	48,921
Goodwill	15,936	12,734
Other	29,354	26,344
	$ 110,052	$ 176,629

NOTE 16: RESTRUCTURING ACTIVITIES

Cost reduction of business units

In order to improve operational and selling efficiency, the Company has reviewed relative long term goals and decided to reduce development efforts in some product lines while increasing investment in others. During the three months ended December 27, 2008, the Company consolidated several product lines in our business units which resulted in the termination of approximately 128 employees and total costs of approximately $6.1 million consisting principally of severance and benefit payments.

Shutdown of Dallas fab

During the three months ended March 29, 2008, the Company announced the wind-down and eventual closure of its wafer manufacturing facility located in Dallas, Texas over an 18-month time period. The Company originally anticipated that the Dallas wafer facility closure will result in the termination of approximately 200 employees and total costs of approximately $8.0 million consisting principally of severance and benefit payments over such 18-month period. During the second quarter of fiscal year 2009, the Company reevaluated their facility closure plan resulting in $0.8 million of additional severance and benefit expenses recorded during the second quarter of fiscal year 2009. At the same time, the Company also reevaluated their benefit cost estimates and recognized an additional charge of $1.2 million. The Company recorded approximately $3.0 million and $4.1 million, respectively, in severance and benefit expenses related to this program during the three and six months ended December 27, 2008.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cost reduction of selling, general and administrative groups

The Company also previously announced the decision to consolidate certain selling, general and administrative functions throughout the world which resulted in the termination of approximately 31 employees and total costs of approximately $1.0 million consisting principally of severance and benefit payments for the three months ended December 27, 2008.

Lease restructuring

In addition to the Company's severance activities the Company also decided to vacate certain leased offices in Greensboro, NC, Santa Clara, CA, Irving, TX, and Swindon, United Kingdom resulted in the lease impairment of approximately $0.5 million.

Test operation cost reduction

During the fourth quarter of its fiscal year 2008, the Company implemented certain actions to cease performing further testing in the United States and have all future testing performed overseas in Thailand and Philippines. These actions commenced during the fourth quarter of fiscal year 2008 and resulted in the recognition of a charge of $1.8 million in severance and benefits related to the termination of 93 employees. During the three months ended December 27, 2008, the Company continued these actions and recorded $2.4 million of restructuring charges which are primarily due to a change in the estimated severance and benefit costs related to 41 terminated employees.

Fabrication Facilty, San Jose

The Company recorded severance and benefits expenses totaling approximately $2.4 million related to the termination of 78 employees for the six months ended December 27, 2008 due primarily to reductions in demand and reduced future capacity requirements. The Company recorded severance and benefits expenses totaling approximately $2.4 million related to the termination of 96 employees for the six months ended December 29, 2007 mainly as a result of the decision to transfer certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata.

As noted in Note 1, "Basis of Presentation" in the Notes to Condensed Consolidated Financial Statements, certain prior-year amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation. Activity and liability balances related to the restructuring activity for the six months ended December 27, 2008 were as follows:

Six Months Ended
December 27, 2008
(in thousands)
Balance, June 29, 2008	$ 4,222
Restructuring accrual	17,703
Cash payments	(6,909)
Balance, December 27, 2008	$ 15,016

The Company has included this amount in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 17: ACQUISITIONS

MOBILYGEN

On October 27, 2008, the Company acquired Mobilygen Corporation, a privately held, fabless semiconductor company with leading technology in H.264 video compression. The total consideration associated with the acquisition was $33.5 million consisting of $33.0 million cash and $0.5 million in direct legal costs associated with the acquisition. A portion of the cash consideration paid by the Company was used to retire all outstanding indebtedness of Mobilygen Corporation. The Company will pay additional consideration over a two year period of up to $5.25 million in cash or stock based on the duration of service performed by certain acquired key employees. Associated with the contingent consideration, the Company recorded $0.1 million in stock-based compensation expenses related to the grant of 220,000 restricted stock units and $0.1 million of cash compensation related to these retention agreements during the three months ended December 27, 2008.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company preliminarily allocated the acquisition cost to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquired assets included $1.5 million in tangible assets, $7.8 million of net deferred tax assets, $0.2 million in customer order backlog, $14.7 million in intellectual property, $4.2 million in customer relationships, a $0.4 million trademark, and $2.2 million in goodwill. The Company recognized $3.9 million in process research and development expense during the three months ended December 27, 2008 related to this acquisition. In addition, the Company assumed $4.2 million of liabilities including $2.7 million debt which the Company paid off immediately after the acquisition was consummated.

The accompanying unaudited condensed consolidated financial statements for the six months ended December 27, 2008 include the operations of Mobilygen Corporation commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations.

VITESSE

During fiscal year 2008, the Company acquired the Storage products division of Vitesse Semiconductor. The total cash consideration associated with the acquisition was $64.1 million consisting of $62.8 million in cash, $0.8 million in direct legal costs associated with the acquisition and $0.5 million related to the buyout of an existing arrangement between Vitesse and a vendor. The Company also assumed $2.0 million of liabilities from the acquired business. The Company will pay additional cash consideration of up to $12 million based on product shipments of the acquired business. The contingent consideration will be payable on a quarterly basis and such amounts will be recorded as goodwill. The acquired assets included $4.9 million in tangible assets, $0.9 million in customer order backlog, $28.4 million in intellectual property, $22.2 million in customer relationships and $9.6 million in goodwill. The Company has paid $4.1 million additional contingent cash consideration based on product shipments of the acquired business since the acquisition. The Company's carrying value of goodwill related to the Vitesse acquisition as of December 27, 2008 is $13.7 million.

NOTE 18: GOODWILL AND INTANGIBLE ASSETS

The useful lives of the significant definite lived intangible assets are as follows:

Asset	Life
Intellectual Property	5 years
Customer Relationships	5-10 years
Tradename	3 years

Intangible assets consisted of the following:

	December 27, 2008
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$ 43,130	$ 7,124	$ 36,006
Customer relationships	26,430	2,733	23,697
Tradename	400	22	378
Total intangible assets	$ 69,960	$ 9,879	$ 60,081

Amortization expense of $1.9 million and $3.3 million associated with intellectual property was recorded in cost of goods sold for the three and six months ended December 27, 2008, respectively, while amortization expense of $0.7 million and $1.3 million associated with customer relationships was recorded in selling, general and administrative expenses for the three and six months ended December 27, 2008.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortization expense of intangible assets:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Intellectual property	$ 1,912	$ 948	$ 3,333	$ 948
Customer relationships	696	371	1,251	371
Tradename	22	-	22	-
Total accumulated amortization	$ 2,630	$ 1,319	$ 4,606	$ 1,319

The following table represents the estimated future amortization expense of intangible assets as of December 27, 2008:

Fiscal Year	Amount
(in thousands)
2009 (remaining 6 months)	$ 5,911
2010	11,822
2011	11,822
2012	11,734
2013	7,898
Thereafter	10,893
Total intangible assets	$ 60,081

NOTE 19: SUBSEQUENT EVENTS

On December 29, 2008, the Company acquired all of the outstanding capital stock of Innova Card, a privately held fabless semiconductor company located in France that focuses on secure microcontroller technology for financial terminals.

On December 29, 2008, the Company cancelled 10.4 million options to purchase shares of common stock related to options held by terminated employees previously extended due to the blackout period.

In connection with the Company's recent repurchase of certain underwater stock options from employees, the number of shares of common stock available to be issued under the 1996 Stock Plan has increased in an amount equal to the number of shares repurchased, pursuant to the terms of the 1996 Stock Plan.  In January 2009, the Company's Board of Directors approved the retirement and cancellation of 27 million options to purchase shares of common stock that would otherwise be available for the grant of stock options, shares of restricted stock and restricted stock units under the 1996 Stock Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files or furnishes from time to time with the SEC, such as its Annual Reports on Form 10-K (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations), its Quarterly Reports on Form 10-Q (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations), and any Current Reports on Form 8-K.

Overview of Business

Maxim Integrated Products, Inc. ("Maxim" or "the Company" and also referred to as "we," "our" or "us") is incorporated in the state of Delaware. Maxim designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with wafer manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. The major end-markets in which the Company's products are sold are the communications, computing, consumer and industrial markets.

RECLASSIFICATION

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

The impact of the reclassifications for the three and six months ended December 29, 2007 was as follows:

	Three Months Ended			Six Months Ended
	December 29,		December 29,	December 29,		December 29,
	2007 (as reported)	Adjustments	2007 (revised)	2007 (as reported)	Adjustments	2007 (revised)
	(Amounts in thousands)			(Amounts in thousands)

Cost of goods sold	$ 204,409	$ (89)	$ 204,320	$ 410,924	$ (3,069)	$ 407,855
Gross margin	335,616	89	335,705	653,182	3,069	656,251

Research and development	138,579	(232)	138,347	289,412	8,920	298,332
Selling, general and administrative	56,460	(14,824)	41,636	113,654	(28,556)	85,098
Severance and restructing expenses	-	-	-	-	2,350	2,350
Other operating expenses, net	-	15,145	15,145	-	20,355	20,355
Total operating expenses	$ 195,039	$ 89	$ 195,128	$ 403,066	$ 3,069	$ 406,135

These reclassifications did not result in changes to previously reported operating or net income.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and related allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and operating expenses. We have other significant accounting policies that either does not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $410.7 million and $540.0 million for the three months ended December 27, 2008 and December 29, 2007, respectively, a decrease of 23.96%. Net revenues for the six months ended December 27, 2008 and December 29, 2007, were $911.9 million and $1,064.1 million, respectively, a decrease of 14.3%. We classify our net revenue by four major end market categories: Computing, Consumer, Industrial and Communications. In the three and six months ended December 27, 2008 and December 29, 2007, net revenues for all four end markets decreased due to a decline in shipments. Net shipments from Communications, Computing, Consumer and Industrial markets decreased by approximately 12%, 34%, 29% and 13% for three months ended December 27, 2008 as compared to December 29, 2007, respectively. Net shipments from Communications, Computing, Consumer and Industrial markets decreased by approximately 3%, 23%, 13% and 6% for six months ended December 27, 2008 as compared to December 29, 2007, respectively. The Company expects that its consumer and computing end markets will continue to decline due to the normal seasonal declines compounded by the current macro economic conditions. The Company expects industrial and communications end markets to decline less than its overall corporate average due to the quarter ending March 28, 2009 being a strong seasonal quarter for the industrial market and by government stimulus packages placing emphasis on infrastructure build outs.

During the three months ended December 27, 2008 and December 29, 2007, approximately 76% and 81%, respectively, of net revenues were derived from customers outside of the United States. During the six months ended December 27, 2008 and December 29, 2007, approximately 77% and 81%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months ended December 27, 2008 and December 29, 2007 was immaterial.

Gross Margin

Our gross margin percentage was 48.5% and 62.2% for the three months ended December 27, 2008 and December 29, 2007, respectively. The gross margin percentage for the three months ended December 27, 2008, as compared to the three months ended December 29, 2007, decreased primarily due to an increase of $19.2 million in stock-based compensation expense related primarily to the Company's purchase of under-water stock options from employees and expense related to the purchase of stock options that expired in October 2008 recorded for the three months ended December 27, 2008. Inventory write downs increased by $4.0 million during the three months ended December 27, 2008 as compared to the three months ended December 29, 2007. Inventory write downs were $12.2 million and $8.2 million for the three months ended December 27, 2008 and December 29, 2007, respectively. In addition, $12.0 million of accelerated depreciation expense was recorded for the three months ended December 27, 2008 due to our decision to ramp down and eventually close our wafer fab in Dallas, Texas during the third fiscal quarter of 2008, $1.9 million in expense associated with the under utilization of the Company's wafer fabrication facilities, and $1.9 million amortization expense related to the acquisitions of the Storage products division of Vitesse Semiconductor and Mobilygen Corporation also contributed to the gross margin decrease for the three months ended December 27, 2008. As a result of our declining revenues we expect factory utilization will continue to decline resulting in increased unfavorable impacts to our gross margins.

Our gross margin percentage was 53.8% and 61.7% for the six months ended December 27, 2008 and December 29, 2007, respectively. The gross margin percentage for the six months ended December 27, 2008, as compared to the six months ended December 29, 2007, decreased primarily due to an increase of $15.4 million in stock-based compensation expense related primarily to the Company's purchase of under-water stock options from employees and expense related to the purchase of stock options expiring in October 2008 recorded for the six months ended December 27, 2008. Inventory write downs increased by $3.8 million during the six months ended December 27, 2008 as compared to the three months ended December 29, 2007. Inventory write downs were $20.6 million and $16.8 million for the six months ended December 27, 2008 and December 29, 2007, respectively. In addition, $23.4 million of accelerated depreciation expense was recorded for the six months ended December 27, 2008 due to our decision to ramp down and eventually close our wafer fab in Dallas, Texas, $1.9 million expense associated with the under utilization of the Company's fabrication facilities, and $2.7 million amortization expense related to the acquisitions of the Storage products division of Vitesse Semiconductor and Mobilygen Corporation also contributed to the gross margin decrease for the six months ended December 27, 2008. As a result of our declining revenues we expect factory utilization will continue to decline resulting in increased unfavorable impacts to our gross margins.

Research and Development

Research and development expenses were $144.3 million and $138.3 million for the three months ended December 27, 2008 and December 29, 2007, respectively, which represented 35.1% and 25.6% of net revenues, respectively. The increase in research and development expenses was primarily due to increased stock-based compensation. Stock-based compensation increased by $10.6 million primarily due to the Company's purchase of under-water stock options from employees and expense related to the purchase of stock options expiring in October 2008 recorded for the three months ended December 27, 2008. Depreciation expense increased by $2.6 million primarily due to the Company's decision to cease testing operations in the United States resulting in a change in classification of equipment located in the United States now being utilized solely in research and development. These were offset by $8.5 million decrease in salary and related expenses primarily due to decreased salary and bonus expenses resulting from the decreased headcount and reduced anticipated profitability.

Research and development expenses were $283.2 million and $298.3 million for the six months ended December 27, 2008 and December 29, 2007, respectively, which represented 31.1% and 28.0% of net revenues, respectively. The decrease in research and development expenses was primarily due to decreased stock-based compensation. The Company extended the terms of vested stock options that expire during the Blackout Period as a result of the expiration of the 10 year contractual term and resulted in modification charge for six months ended December 29, 2007. The charge was partially offset by the Company's purchase of under-water stock options from employees and expense related to the purchase of expired stock options recorded for the six months ended December 27, 2008. As a result, the stock-based compensation decreased by $13.8 million for the six months ended December 27, 2008 as compared to six months ended December 29, 2007. In addition, salary and related expenses decreased by $9.4 million primarily due to decreased salary and bonus expenses resulting from the decreased headcount and reduced anticipated profitability. The above decrease was offset by increased depreciation expense by $4.1 million primarily due to the Company's decision to cease testing operations in the United States resulting in a change in classification of equipment located in the United States now being utilized solely in research and development of utilization of certain fixed assets from fabrication to research and development.

Selling, General and Administrative

Selling, general and administrative expenses were $64.1 million and $41.6 million for the three months ended December 27, 2008 and December 29, 2007, respectively, which represented 15.6% and 7.7% of net revenues, respectively. The increase in selling, general, and administrative expenses was primarily due to increased stock-based compensation. Stock-based compensation increased by $12.4 million primarily due to the Company's purchase of under-water stock options from employees and expense related to the purchase of stock options expiring in October 2008 recorded for the three months ended December 27, 2008. Salary and related expenses increased by $4.9 million quarter over quarter primarily due to our field application engineers' involvement in selling and marketing of the Company's products relative to their involvement in research and development activities. In addition, the Company's $1.0 million employee loan impairment and $1.2 million loss on disposal of fixed assets contributed to the increase in selling, general and administrative expenses for three months ended December 27, 2008.

Selling, general and administrative expenses were $104.4 million and $85.1 million for the six months ended December 27, 2008 and December 29, 2007, respectively, which represented 11.4% and 8.0% of net revenues, respectively. The increase in selling, general, and administrative expenses was primarily due to increased stock-based compensation. Stock-based compensation increased by $5.5 million primarily due to the Company's purchase of under-water stock options from employees and expense related to the purchase of stock options expiring in October 2008 recorded for the six months ended December 27, 2008. Salary and related expenses increased by $6.0 million for six months ended December 27, 2008 as compared to December 29, 2007 primarily due to our field application engineers' involvement in selling and marketing of the Company's products relative to their involvement in research and development activities. In addition, the Company's $1.0 million employee loan impairment and $1.2 million fixed assets loss contributed to the increase in selling, general and administrative expenses. The above increase was offset by a $1.5 million credit from value added tax the Company received during six months ended December 29, 2007

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 27, 2008 and December 29, 2007:

Stock-based compensation expense by type of award
	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(in thousands)
Cost of goods sold
Stock options	$ 23,785	$ 7,960	$ 29,900	$ 19,107
Restricted stock units	7,049	3,708	12,854	8,223
	30,834	11,668	42,754	27,330

Research and development expense
Stock options	21,978	13,678	29,713	46,142
Restricted stock units	11,454	9,121	23,138	20,461
	33,432	22,799	52,851	66,603

Selling, general and administrative expense
Stock options	15,336	4,638	17,746	14,935
Restricted stock units	4,336	2,611	8,148	5,501
	19,672	7,249	25,894	20,436

Total stock-based compensation expense
Stock options	61,099	26,276	77,359	80,184
Restricted stock units	22,839	15,440	44,140	34,185
Pre-tax stock-based compensation expense	83,938	41,716	121,499	114,369
Less: income tax effect	29,175	14,550	41,974	40,147
Net stock-based compensation expense	$ 54,763	$ 27,166	$ 79,525	$ 74,222

Included in stock-based compensation expense for the three and six months ended December 27, 2008 was $23.7 million related to the Company's purchase of under-water stock options from employees and officers and $18.6 million of expense related to the cash-settlement of options expiring in October 2008.

Included in stock-based compensation expense for the six months ended December 29, 2007 was $27.5 million related to the Company's decision to cash-settle all options expired during the Blackout Period.

Impairment of Long-lived Assets

End of Line Sorting and Testing Facilities

During the second quarter of fiscal year 2009, the Company identified certain assets as excess as a result of reductions in demand for product tested and sorted on certain equipment. In connection with this decision, the Company incurred an asset impairment charge of $43.8 million which is included in impairment of long lived assets in the Company's consolidated statements of operations. The Company has classified these assets as held for sale based on its intention to sell the assets and has included $3.6 million in other assets in the balance sheet as of December 27, 2008.

Fabrication Facility, San Jose

During the first quarter of fiscal year 2009, the Company recorded a $7.3 million asset impairment charge as a result of transferring certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan facility and reductions in demand and reduced future capacity requirements.

Dallas fab closure

In connection with the anticipated closure of the Dallas facility, the Company evaluated the recoverability of the facilities' manufacturing assets and concluded that there was no impairment. The Company also reevaluated the useful lives and salvage values of the long-lived assets used in this manufacturing facility based on the new period of intended use. As a result of this review, the Company changed its depreciable lives and salvages values and recognized additional depreciation expense of $12.0 million during the three months ended December 27, 2008 related to this change in accounting estimate.

Severance and Restructuring Expenses

Cost reduction of business units

In order to improve operational and selling efficiency, the Company has reviewed relative long term goals and decided to reduce development efforts in some product lines while increasing investment in others. During the three months ended December 27, 2008, the Company consolidated several product lines in our business units which resulted in the termination of approximately 128 employees and total costs of approximately $6.1 million consisting principally of severance and benefit payments.

Shutdown of Dallas fab

During the three months ended March 29, 2008, the Company announced the wind-down and eventual closure of its wafer manufacturing facility located in Dallas, Texas over an 18-month time period. The Company originally anticipated that the Dallas wafer facility closure will result in the termination of approximately 200 employees and total costs of approximately $8.0 million consisting principally of severance and benefit payments over such 18-month period. During the second quarter of fiscal year 2009, the Company reevaluated their facility closure plan resulting in $0.8 million of additional severance and benefit expenses recorded during the second quarter of fiscal year 2009. At the same time, the Company also reevaluated their benefit cost estimates and recognized an additional charge of $1.2 million. The Company recorded approximately $3.0 million and $4.1 million, respectively, in severance and benefit expenses related to this program during the three and six months ended December 27, 2008.

Cost reduction of selling, general and administrative groups

The Company also previously announced the decision to consolidate certain selling, general and administrative functions throughout the world which resulted in the termination of approximately 31 employees and total costs of approximately $1.0 million consisting principally of severance and benefit payments for the three months ended December 27, 2008.

Lease restructuring

In addition to the Company's severance activities the Company also decided to vacate certain leased offices in Greensboro, NC, Santa Clara, CA, Irving, TX, and Swindon, United Kingdom resulted in the lease impairment of approximately $0.5 million.

Test operation cost reduction

During the fourth quarter of its fiscal year 2008, the Company implemented certain actions to cease performing further testing in the United States and have all future testing performed overseas in Thailand and Philippines. These actions commenced during the fourth quarter of fiscal year 2008 and resulted in the recognition of a charge of $1.8 million in severance and benefits related to the termination of 93 employees. During the three months ended December 27, 2008, the Company continued these actions and recorded $2.4 million of restructuring charges which are primarily due to a change in the estimated severance and benefit costs related to 41 terminated employees.

Fabrication Facilty, San Jose

The Company recorded severance and benefits expenses totaling approximately $2.4 million related to the termination of 78 employees for the six months ended December 27, 2008 due primarily to reductions in demand and reduced future capacity requirements. The Company recorded severance and benefits expenses totaling approximately $2.4 million related to the termination of 96 employees for the six months ended December 29, 2007 mainly as a result of the decision to transfer certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata.

Other Operating Expenses, Net

Other operating expenses, net primarily consists of expense items related to the restatement of previously reported financial statements.

The following table summarizes the activities for the three and six months ended December 27, 2008 and December 29, 2007:

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
	(in thousands)		(in thousands)
Restatement related expenses	$ 9,916	$ 15,145	$ 15,824	$ 20,355
Termination benefits	(2,402)	-	(2,402)	-
Other	2,739	-	4,189	-
Total	$ 10,253	$ 15,145	$ 17,611	$ 20,355

The Company incurred $9.9 million and $15.1 million restatement related expenses during the three months ended December 27, 2008 and December 29, 2007, respectively. The Company incurred $15.8 million and $20.3 million restatement related expenses during the six months ended December 27, 2008 and December 29, 2007, respectively. The restatement related expenses associated with the restatement of the previously filed financial statements primarily include legal and accounting expenses related to private litigation and other associated activities, particularly, for accounting, legal and other professional service fees, certain U.S. and foreign payroll tax, interest and penalty accruals and the reversal of these accruals due to the expiration of the tax statutes of limitations in various foreign jurisdictions and bonus expense related to the completion of the restatement. The restatement related expenses decreased for both the three and six months end December 27, 2008 as compared to three and six months ended December 29, 2007 due to the completion of the Company's restatement of the previously filed financial statements in September 2008 and the Delaware Court of Chancery's approval of the stipulated settlement agreement related to the derivative litigation. The Company expects those expenses to diminish over time and disappear eventualy.

During the three months ended December 27, 2008, the Company reversed $2.4 million of accrued retirement benefits due to the death of Mr. Gifford.

Interest Income and Other, Net

Interest income and other, net was $7.4 million and $21.9 million for the three months ended December 27, 2008 and December 29, 2007, respectively. This decrease was primarily driven by a gain of $9.6 million on sale of certain fixed assets during three months ended December 29, 2007. In addition, lower average interest rates combined with lower invested cash, cash equivalents, and short-term investments balances also contributed to the decrease in interest income and other, net.

Interest income and other, net was $16.5 million and $39.3 million for six months ended December 27, 2008 and December 29, 2007, respectively. This decrease was primarily driven by a gain of $9.6 million on sale of certain fixed assets during six months ended December 29, 2007. In addition, lower average interest rates combined with lower invested cash, cash equivalents, and short-term investments balances also contributed to the decrease in interest income and other, net.

Provision for Income Taxes

In the three and six months ended December 27, 2008, the Company recorded an income tax benefit of $34.7 million and an income tax provision of $0.4 million respectively, compared to an income tax provision of $55.5 million and $98.8 million in the three and six months ended December 29, 2007 respectively.

The income tax benefit for the three months ended December 27, 2008 and the income tax provision for the six months ended December 27, 2008 includes a tax benefit of $9.6 million, including a discrete benefit of $3.5 million, for the retroactive extension of the Federal research tax credit to January 1, 2008 by legislation that was signed into law on October 3, 2008.

The Company's normal statutory tax rate is 35%. The Company's effective tax rate for the three and six months ended December 27, 2008 and December 29, 2007 differed from 35% primarily because of tax benefits generated by Federal research tax credits and the domestic production activities deduction.

The Company's net deferred tax asset at December 27, 2008 was $181.4 million.  The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties described in this Report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized.  The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP 157 addresses key considerations, such as entity's own assumptions when relevant observable inputs do not exist, observable market information when the market is not active, the use of market quotes when assessing the relevance of observable and unobservable inputs available. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have been issued. The adoption of FSP 157-3 did not have a significant impact on the Company's consolidated financial statements or the fair values of our financial assets and liabilities.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not believe that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.

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

BACKLOG

At December 27, 2008, backlog shippable within the next 3 months was approximately $206.4 million. The Company's previous quarter ending backlog shippable within the next 3 months was approximately $300.2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalent and short-term investments were as follows:

	December 27,	June 28,
	2008	2008
	(in thousands)
Cash and cash equivalents	$ 718,200	$ 1,013,119
Short-term investments	207,259	205,079
Total cash, cash equivalents and investments	$ 925,459	$ 1,218,198

Cash flows were as follows:

	Six Months Ended
	December 27,	December 29,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 229,479	$ 240,719
Net cash provided by (used in) investing activities	(96,209)	396,866
Net cash used in financing activities	(428,189)	(207,227)
Net (decrease) increase in cash and cash equivalents	$ (294,919)	$ 430,358

Operating activities

Cash provided by operating activities was net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities for the six ended December 27, 2008 for the amount of $229.5 million was primarily due to net income as adjusted for non-cash items and a decrease in accounts receivable. These items were partially offset by an increase in income tax refund receivable and a decrease in accrued liabilities.

Investing activities

Net cash used in investing activities of $96.2 million for six months ended December 27, 2008 consisted primarily of $67.5 million purchases of property, plant and equipment and $30.3 million, net of assumed cash received from the acquisition and cash consideration to retire all outstanding indebtedness of Mobilygen Corporation.

Financing activities

Net cash used in financing activities of $428.2 million for six months ended December 27, 2008 consisted primarily of $235.1 million for the purchase of 18.1 million shares of common stock, $126.4 million in dividend payments and $64.4 million for cash settlements of outstanding and expired options, vested RSUs and the RSU loan program.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, share repurchase and dividend payments for the next twelve months.

Off-Balance-Sheet Arrangements

As of December 27, 2008, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 27, 2008. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of December 27, 2008. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Note 10 contained in the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, which is herein incorporated by reference. Below are additional risks associated with our business, financial condition and results of operations.

Reduced consumer and/or corporate spending due to general economic conditions could adversely affect our financial results and are difficult to forecast.

Uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:

    changes in business and economic conditions, including a downturn in the semiconductor industry and/or the overall economy;

    changes in consumer confidence caused by changes in market conditions; and

    competitive pressures, including pricing pressures.

If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record additional impairment on our long-lived assets, which would increase our expenses. These changes in demand for our products, and changes in our customers' product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. There could be follow-on effects from the credit crisis on our business, including the inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Information Required by Item 703 of Regulation S-K

The following table summarizes the activity related to stock repurchases for the three months ended December 27, 2008:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Sep.28,2008-Oct.25,2008	4,607	$ 14.14	4,607	$ 684,846
Oct.26,2008-Nov.22,2008	7,425	13.09	7,425	587,627
Nov.23,2008-Dec.27,2008	6,100	11.93	6,100	514,869
Total for the Quarter	18,132	$ 12.97	18,132	$ 514,869

In October 2008, the Board of Directors of the Company authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. The Board of Directors authorized the Company to repurchase up to $750 million of the Company's common stock under the Program. All shares repurchased during the three momths ended December 27, 2008 were pursuant to the Program, which has no expiration date. During the fiscal quarter ended December 27, 2008, the Company purchased 18.1 million shares for $235.1 million under the Program. As of December 27, 2008, approximately $514.9 million remained available for purchase under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase.

In addition to the repurchases pursuant to the Program disclosed in the table above, the Company has made repurchases of certain options to purchase its common stock held by certain eligible employees (the "Option Repurchase"). With respect to the Option Repurchase, the disclosures contained in the current report on Form 8-K filed with the SEC on January 2, 2009 and the disclosures contained in Amendment No. 4 to Schedule TO filed with the SEC on December 10, 2008 are incorporated by reference herein.

ITEM 3: DEFAULTS UPON SENIOR SECURITES

NOT APPLICABLE

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 15, 2008.  The following proposals were voted on by the Company's Stockholders and results obtained thereon:

Proposal 1: Election of Directors

The following directors were elected as directors by the votes indicated:

Nominee	Votes in Favor	Votes Withheld
B. Kipling Hagopian	168,292,194	130,000,878
Tunc Doluca	294,546,555	3,746,518
James R. Bergman	168,042,485	130,250,588
Joseph R. Bronson	295,948,890	2,344,183
Robert E. Grady	295,287,814	3,005,259
William D. Watkins	295,970,251	2,322,822
A.R. Frank Wazzan	166,937,479	131,355,594

Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm

The appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending June 27, 2009, was ratified with 296,975,014 votes in favor, 1,176,396 votes against and 141,663 abstentions.

Proposal 3: Approval of the Company's 2008 Employee Stock Purchase Plan

The adoption of the Company's 2008 Employee Stock Purchase Plan was approved with 243,964,691 votes in favor, 17,398,281 votes against, and 185,742 abstentions.

ITEM 5: OTHER INFORMATION

NOT APPLICABLE

ITEM 6: EXHIBITS

(a)   Exhibits

10.43	2008 Employee Stock Purchase Plan and Form of Enrollment Form Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2009	MAXIM INTEGRATED PRODUCTS, INC.

By:	/s/ Bruce E. Kiddoo Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.43	2008 Employee Stock Purchase Plan and Form of Enrollment Form Agreement PDF files as a courtesy
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