Form 10-Q
period 2009-03-28
MAXIM INTEGRATED PRODUCTS INC
filed 2009-05-07
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES    ☐        NO    ☒

As of April 24, 2009 there were 304,806,772 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

Note: PDF provided as a courtesy

MAXIM INTEGRATED PRODUCTS, INC.

INDEX

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 28,	June 28,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$ 692,825	$ 1,013,119
Short-term investments	205,474	205,079
Total cash, cash equivalents and short-term investments	898,299	1,218,198

Accounts receivable, net	196,344	272,029
Inventories	239,900	272,421
Deferred tax assets	217,088	253,490
Income tax refund receivable	33,778	14,411
Other current assets	22,590	16,012
Total current assets	1,607,999	2,046,561
Property, plant and equipment, net	1,381,474	1,485,200
Other assets	140,455	176,629
TOTAL ASSETS	$ 3,129,928	$ 3,708,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 63,395	$ 79,673
Income taxes payable	820	825
Accrued salary and related expenses	155,257	249,079
Accrued expenses	39,089	68,131
Deferred income on shipments to distributors	18,010	21,447
Total current liabilities	276,571	419,155
Other liabilities	27,148	30,791
Income taxes payable	114,311	110,633
Deferred tax liabilities	79,971	-
Total liabilities	498,001	560,579

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock and capital in excess of par value	304	251,799
Retained earnings	2,633,638	2,901,139
Accumulated other comprehensive loss	(2,015)	(5,127)
Total stockholders' equity	2,631,927	3,147,811
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 3,129,928	$ 3,708,390

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)
Net revenues	$ 339,665	$ 487,410	$ 1,251,544	$ 1,551,516
Cost of goods sold (1)	171,960	198,024	593,204	605,879
Gross margin	167,705	289,386	658,340	945,637
Operating expenses:
Research and development (1)	120,974	138,736	404,172	437,068
Selling, general and administrative (1)	48,760	39,084	153,127	124,182
In process research & development	-	-	3,900	-
Impairment of long-lived assets	-	-	51,112	-
Severance and restructing expenses	10,956	8,145	28,659	10,495
Other operating expenses, net	3,969	22,363	21,579	42,718
Total operating expenses	184,659	208,328	662,549	614,463
Operating (loss) income	(16,954)	81,058	(4,209)	331,174
Interest income and other (expense) income, net	(228)	11,615	16,258	50,895
(Loss) income before provision for income taxes	(17,182)	92,673	12,049	382,069
Provision for income taxes	9,244	31,641	9,692	130,391
Net (loss) income	$ (26,426)	$ 61,032	$ 2,357	$ 251,678

(Loss) earnings per share:
Basic	$ (0.09)	$ 0.19	$ 0.01	$ 0.79
Diluted	$ (0.09)	$ 0.19	$ 0.01	$ 0.77

Shares used in the calculation of (loss) earnings per share:
Basic	304,415	320,553	312,593	320,553
Diluted	304,415	322,480	315,540	327,000

Dividends declared per share	$ 0.20	$ 0.19	$ 0.60	$ 0.56

(1) Includes stock-based compensation charges as follows:

Cost of goods sold	$ 7,574	$ 10,535	$ 50,328	$ 37,865
Research and development	25,194	19,170	78,045	85,773
Selling, general and administrative	6,845	5,984	32,739	26,420

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	March 28,	March 29,
	2009	2008
	(in thousands)

Cash flows from operating activities:
Net income	$ 2,357	$ 251,678
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	161,111	150,058
Depreciation and amortization	148,910	111,176
Deferred taxes	209,629	6,325
Tax shortfall related to stock based compensation	(204,342)	(4,672)
Excess tax benefit related to stock based compensation	(540)	(479)
In process research & development	3,900	-
Impairment of long-lived assets	51,112	-
Loss (gain) from sale of property, plant and equipment	2,371	(9,827)
Gain from sale of equity investments	(529)	-
Changes in assets and liabilities:
Accounts receivable	76,751	(24,294)
Inventories	27,500	(3,735)
Other current assets	(25,502)	(14,591)
Accounts payable	(8,030)	(14,676)
Income taxes payable	3,673	(10,018)
Deferred income on shipments to distributors	(3,437)	(3,850)
Accrued liabilities - goodwill and tender offer payments above fair value	(38,335)	(27,085)
All other accrued liabilities	(71,155)	(9,148)
Net cash provided by operating activities	335,444	396,862

Cash flows from investing activities:
Purchase of property, plant and equipment	(103,532)	(179,623)
Proceeds from sale of property, plant, and equipment	947	15,635
Restricted cash	-	(14,309)
Other non-current assets	873	9,820
Acquisitions, net of cash assumed	(61,010)	(64,123)
Purchases of available-for-sale securities	(4,132)	(111,847)
Proceeds from sales/maturities of available-for-sale securities	7,113	835,764
Net cash (used in) provided by investing activities	(159,741)	491,317

Cash flows from financing activities:
Excess tax benefit related to stock based compensation	540	479
Mortgage liability	(30)	(30)
Goodwill payments on expiring options and tender offer payments	(12,735)	(72,604)
Cash settlement of vested restricted stock units	(1,910)	(3,167)
Payouts under the RSU loan program	(35,578)	(20,563)
Dividends paid	(187,375)	(180,311)
Repayment of notes payable	(3,827)	-
Cash used to net share settle equity awards	(19,951)	-
Common stock repurchase	(235,131)	-
Net cash used in financing activities	(495,997)	(276,196)

Net (decrease) increase in cash and cash equivalents	(320,294)	611,983
Cash and cash equivalents:
Beginning of period	1,013,119	577,068
End of period	$ 692,825	$1,189,051

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$ 20,012	$ 152,874

Noncash investing and financing activities:
Accounts payable related to property, plant and
equipment purchases	$ 11,062	$ 20,112

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months and nine months ended March 28, 2009 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2009 is a 52-week fiscal year.

Reclassifications

Certain prior-year amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

The reclassifications included the following:

  The reclassification of certain expense items from cost of goods sold, research and development and selling, general and administrative expenses into other operating expenses, net. These costs include legal and accounting fees directly attributable to the restatement of the Company's previously filed financial statements, cost reductions due to the reversal of accruals established in prior years for foreign payroll taxes, interest and penalties related to the misdating of option grants and exercises. These foreign payroll tax accruals were reversed due to the expiration of the statute of limitations in various foreign jurisdictions.

  The reclassification of severance and restructuring expenses incurred. These expenses were previously included in cost of goods sold, research and development and selling, general and administrative expenses.

The impact of the reclassifications for the three months and nine months ended March 29, 2008 was as follows:

	Three Months Ended			Nine Months Ended
	March 29,		March 29,	March 29,		March 29,
	2008 (as reported)	Adjustments	2008 (revised)	2008 (as reported)	Adjustments	2008 (revised)
	(Amounts in thousands)			(Amounts in thousands)

Cost of goods sold	$ 202,614	$ (4,590)	$ 198,024	$ 613,538	$ (7,659)	$ 605,879
Gross margin	284,796	4,590	289,386	937,978	7,659	945,637

Research and development	143,289	(4,553)	138,736	432,701	4,367	437,068
Selling, general and administrative	60,449	(21,365)	39,084	174,103	(49,921)	124,182
Severance and restructing expenses	-	8,145	8,145	-	10,495	10,495
Other operating expenses, net	-	22,363	22,363	-	42,718	42,718
Total operating expenses	$ 203,738	$ 4,590	$ 208,328	$ 606,804	$ 7,659	$ 614,463

These reclassifications did not result in changes to previously reported operating income or net income.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of the Company's fiscal year 2009, Maxim adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

liabilities measured at fair value. The adoption of SFAS 157 did not have a significant impact on the Company's consolidated financial condition, results of operations or liquidity.

In February 2008, FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2". FSP 157-2 delays the effective date of SFAS 157 to fiscal year 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the adoption of those provisions of SFAS 157 on its consolidated financial condition and results of operations.

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. FSP 157 addresses key considerations, such as an entity's own assumptions when relevant observable inputs do not exist, observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable inputs available. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have been issued. The adoption of FSP 157-3 did not have a significant impact on the Company's consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 improves the relevance, comparability and transparency of financial statements and eliminates diversity in practice that currently exists in accounting for transactions between an entity and noncontrolling interests. This standard is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FSP 141 R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. These standards are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on the Company's consolidated financial position and results of operations.

In December 2007, FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). EITF 07-1 provides guidance on the classification, income statement presentation and disclosure associated with collaborative arrangements involving parties considered to be active participants to an activity and are exposed to significant risks and rewards which are dependent on the commercial success of the activity. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-1 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the disclosure requirements of SFAS

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

161 effective with the three months ended March 28, 2009. Adoption of SFAS 161 did not have a significant impact on the Company's consolidated financial position, results of operations and cash flows.

In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not believe that the adoption of FSP 142-3 will have a material impact on its results of operations or financial condition.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting consistent with GAAP. SFAS 162 is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411 on September 16, 2008, The Meaning of `Present fairly in conformity with generally accepted accounting principles.' The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In June 2008, FASB issued FSP No. EITF 03-6-1 ("FSP EITF 03-6-1"), Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that qualify as participating securities, should be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period earnings per share data being adjusted retrospectively. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on the Company's calculation of earnings per share.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2/124-2"). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FSP 107-1/APB 28-1"). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for fiscal periods ending after June 15, 2009.  The adoption of FSP 107-1/APB 28-1 is not expected to have a significant impact on our consolidated financial statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3: FAIR VALUE MEASUREMENTS

The Company adopted the provisions of SFAS 157 for its financial assets and liabilities at the beginning of its fiscal year 2009. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company's Level 1 assets and liabilities consist of U.S. Treasury securities and money market funds.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

The Company did not hold any Level 3 assets and liabilities as of March 28, 2009.

As of March 28, 2009, assets and liabilities measured at fair value on a recurring basis consist of the following:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value as of March 28, 2009
	(in thousands)
Money market fund deposits (1)	$ 643,311	$ -	$ 643,311
U.S. Treasury Notes (2)	205,474	-	205,474
Bank time deposits (1)	-	2,117	2,117
Foreign currency derivative contracts (net)	-	(616)	(616)
Total assets measured at fair value	$ 848,785	$ 1,501	$ 850,286

(1)	Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets as of March 28, 2009
(2)	Included in short-term investments in the accompanying Condensed Consolidated Balance Sheets as of March 28, 2009

NOTE 4: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio, which includes U.S. Treasury securities. Maxim limits portfolio duration to reduce default risk, market risk and reinvestment risk. Maxim does not use derivative financial instruments to hedge the Company risks of interest rate volatility. At March 28, 2009, the Company investment portfolio had an expected weighted average return of 2.8% (2.7% at June 28, 2008) and a weighted maturity of 260 days (532 days at June 28, 2008). In

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

addition, at March 28, 2009 Maxim maintained a significant portfolio of money market investments which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Foreign Currency Risk

We generate revenues outside the United States based on orders obtained in various non-U.S. currencies, primarily the Japanese Yen, the British Pound and the Euro.  Maxim incurs expenditures denominated in Philippine Pesos and Thailand Baht associated with the Company's end of line manufacturing activities in the Philippines and Thailand, respectively. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies.  Maxim has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange movements.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Maxim typically enters into currency forward contracts quarterly to hedge exposures associated with the Company's expenditures denominated in Philippine Pesos and Thailand Baht. Maxim enters into contracts each quarter for the Company's accounts receivable and backlog denominated in Japanese Yen, British Pound and Euro. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities were immaterial for the three and nine months ended March 28, 2009 and March 29, 2008. We had forward contracts to sell foreign currencies for $40.9 million and $46.9 million at March 28, 2009 and June 28, 2008, respectively. The fair market value of these forward contracts was $(0.6) million and $(0.8) million at March 28, 2009 and June 28, 2008, respectively.

Foreign exchange contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (depreciation) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial in the three and nine months ended March 28, 2009 and March 29, 2008.

Fair Value of Derivative Instruments
Asset Derivatives
March 28, 2009
(in thousands)
	Balance Sheet Location	Fair Value
Derivative not designated as hedging instruments under Statement 133
Foreign exchange contracts	Accounts receivable, net	$ (616)

Derivatives Not Designated as Hedging Instruments Under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended	Nine Months Ended
		March 28, 2009	March 28, 2009
(in thousands)
Foreign exchange contracts	Interest income and other (expense) income, net	$ 1,464	$ (251)

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Operations for the three months and nine months ended March 28, 2009 and March 29, 2008:

Stock-based compensation expense by type of award
	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(in thousands)
Cost of goods sold
Stock options	$ 1,881	$ 7,728	$ 31,781	$ 26,835
Employee stock purchase plan	114	-	114	-
Restricted stock units	5,579	2,807	18,433	11,030
	7,574	10,535	50,328	37,865

Research and development expense
Stock options	3,773	12,737	33,486	58,879
Employee stock purchase plan	446	-	446	-
Restricted stock units	20,975	6,433	44,113	26,894
	25,194	19,170	78,045	85,773

Selling, general and administrative expense
Stock options	1,910	4,002	19,656	18,937
Employee stock purchase plan	36	-	36	-
Restricted stock units	4,899	1,982	13,047	7,483
	6,845	5,984	32,739	26,420

Total stock-based compensation expense
Stock options	7,564	24,467	84,923	104,651
Employee stock purchase plan	596	-	596	-
Restricted stock units	31,453	11,222	75,593	45,407
Pre-tax stock-based compensation expense	39,613	35,689	161,112	150,058
Less: income tax effect	13,052	12,424	55,026	52,571
Net stock-based compensation expense	$ 26,561	$ 23,265	$ 106,086	$ 97,487

Compensation cost capitalized as part of inventory as of March 28, 2009 and June 28, 2008 was $6.0 million and $13.7 million, respectively.

Modifications and Settlements

Tender Offer

In November 2008, the Company offered to purchase from employees up to 52.8 million outstanding stock options for cash payments totaling $22.4 million. The amount of the cash payment was determined based on the Black- Scholes value of the eligible options utilizing the average stock price over the 20 day period preceding the date of the offer.

In December 2008, upon the closing of the offer, a total of 31.9 million options had been tendered requiring the Company to remit an aggregate payment totaling $13.6 million. The Company accounted for the offer as a settlement under No. SFAS 123(R), Share-Based Payment ("SFAS 123(R)"), which resulted in the recognition of $75.9 million in stock-based compensation expenses consisting of $8.7 million in additional expense from settlements above fair value and $67.2 million associated with the unamortized compensation expenses on the previously unvested tendered options. Settlement of the tendered options reduced deferred tax assets by $129.4 million, generated a tax benefit of $4.7 million, and resulted in a $124.7 million charge to additional paid in capital for the difference between the deferred tax assets and tax benefits associated with the tendered options.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As a result of the significant impact of the tender offer on to the Company's option plans, the Company analyzed its estimated forfeiture rate for its remaining outstanding options and recorded a reversal of stock based compensation expenses during the nine months ended March 28, 2009 of $52.2 million to recognize actual forfeitures which have exceeded the Company's previous forfeiture estimates.

Officer Option Repurchase

In December 2008, the Company repurchased 6.2 million outstanding stock options from officers for $1.8 million payable in installments over the greater of two years or the remaining vesting period associated with the options prior to their repurchase. The Company accounted for the repurchase as a modification under SFAS 123(R) resulting in incremental compensation of $1.1 million which will be recognized over the payment period.

2009 Goodwill Program:

In January 2009, the Company approved a program ("e;Goodwill Program"e;) wherein non-officer employees holding options that were outstanding as of November 1, 2008 and which reached or will reach their contractual 10-year expiration term between November 2008 and December 2009 would be eligible for a payment in the form of cash or restricted stock units ("RSUs"). Payments exceeding $5,000 would be settled in restricted stock units that vest over three quarters and are contingent upon continued employment, while amounts below $5,000 would be settled in cash in a lump sum payment.

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of restricted stock units under the Goodwill Program, which contain market and service conditions, are accounted for under the provisions of SFAS 123(R). The Company recognized $4.3 million related to this program during the three and nine months ended March 28, 2009.

Share-Based Compensation and Other Adjustments Resulting From the Blackout Period

On September 8, 2006, the SEC was notified that the Company would delay filing its Annual Report on Form 10-K for the fiscal year ended June 24, 2006 as a result of the then ongoing investigation into the Company's historical stock option granting practices. As a result of such delay, the Company suspended the issuance of shares upon exercise of stock options, vesting of RSUs and purchases of stock under the 1987 Employee Stock Participation Plan, as amended ("1987 ESPP") until the Company became current with all of its required SEC filings and its registration statements on Form S-8 became effective ("Blackout Period"). The Company instituted multiple programs in an attempt to compensate employees during the Blackout Period, as described below. The Company became current in its SEC filings, and its registration statements on Form S-8 became effective on September 30, 2008.

RSU Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan ("RSU Loan") for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or the members of the Company's Board of Directors. Employees accepting the offer were also entitled to receive additional shares of common stock if the Company's stock price declined between the vesting date and the settlement date at the end of the Blackout Period. Employees foregoing the loan received shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle RSUs vesting during the Blackout Period held by foreign employees. The aforementioned loan offers were considered modifications of the RSUs triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid-in-capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expenses of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price resulted in additional reclassifications from additional paid-in-capital to accrued salary and related expenses and additional compensation expenses in periods in which they occur. The Company made cash payments of $35.6 million and $20.6 million pursuant to RSU Loans and $1.9 million

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and $3.2 million for settlement of RSUs held by foreign employees during the nine months ended March 28, 2009 and March 29, 2008, respectively, as a result of these programs.

The RSU loan program terminated on September 30, 2008, the date on which the Company became current with all of its required SEC filings and its registration statements on Form S-8 became effective.

In connection with the termination of the program, the Company issued 1.1 million shares of common stock to individuals who did not participate in the programs, representing the total number of shares vested less shares withheld for applicable employee withholding taxes. This resulted in a net reclassification of $28.0 million from accrued salary and related expenses to common stock and capital in excess of par value.

As a result of the decline of the Company's stock price and pursuant to the terms of the RSU loan program, the Company forgave previously issued RSU loans and remitted a total of $27.4 million in associated employee taxes included in payouts under the RSU loan program shown in the financing activities within the Condensed Consolidated Statement of Cash Flows for the nine months ended March 28, 2009.

Extension of Options that Expire after Reaching 10 Year Contractual Term and Cash- Settlements of Such Expired Options

In September 2006, the Company approved the extension of the terms of vested stock options that expired during the Blackout Period as a result of the expiration of such options' 10 year contractual term. The extension was considered a modification under SFAS 123(R). The incremental compensation expense of the modification was based on the fair value of the options at the modification date after the extension compared to the fair value of the options prior to modification. The Company recognized additional compensation expense totaling $118.9 million for 8.3 million options in the three months ended September 23, 2006. The stock-based compensation expense adjustment was based on modified vested options held by employees that expired during the period from September 22, 2006 through the end of the Blackout Period.

In September 2007, as a result of changes in NASDAQ regulations, the Company decided to cash-settle all options expiring during the Blackout Period ("goodwill payment") based on the price at which 10% of the daily close prices of the Company's common stock fell above such price for the trading days from August 7, 2006 (the date on which the Company initiated a trading blackout on officers and other individuals) through the expiration date of the option. The cash payment was subject to the option holder executing a release of all claims relating to the option. The goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid-in-capital to accrued salary and related expenses of $126.8 million and incremental compensation expenses of $27.5 million. At the end of each period, the Company recognized changes in fair value of the options in its Consolidated Statements of Operations in the period of change until the options were settled.

On September 26, 2008, the Company offered certain employees, including certain officers of the Company, holding vested stock options that expired due to reaching their maximum 10-year terms in October 2008, certain cash goodwill payments contingent upon employee acceptance and signing of a release of claims related to the option. The Company cash-settled options to purchase 1.1 million option shares that expired in October 2008, with employees that accepted the offer. The cash-settlement resulted in a reduction of additional paid-in-capital of $0.3 million for the fair value of the underlying options on the settlement dates and incremental compensation expense of $4.3 million during nine months ended March 28, 2009.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

STOCK OPTION PLANS

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 28, 2009 and their activity during fiscal year 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2008	76,906,882	$35.59
Options Granted	8,286,859	13.06
Options Exercised	(2,377)	11.39
Options Cancelled	(53,898,313)	36.09
Balance at March 28, 2009	31,293,051	$28.87	4.6	$ 10,337,683
Exercisable, March 28, 2009	17,478,510	$34.19	3.3	$ -
Vested and expected to vest, March 28, 2009	30,221,098	$29.24	4.5	$ 9,345,046

(1)

Aggregate intrinsic value for stock options represents the difference between exercise price and the closing price per share of the Company's common stock on March 28, 2009, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest as of March 28, 2009.

As of March 28, 2009, there was $75.1 million of unrecognized stock compensation related to 13.8 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Fair Value

The fair value of share-based awards granted to employees was estimated using a Black-Scholes option valuation model that used the following weighted-average assumptions:

	Stock Option Plan		Stock Option Plan
	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Expected holding period (in years)	4.6	5.9	6.3	6.3
Risk-free interest rate	1.7%	3.3%	3%	4.3%
Expected stock price volatility	37%	40%	39%	39%
Dividend yield	6.0%	3.8%	4.1%	2.8%

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options of the Company's common stock before the Company's common stock was delisted from NASDAQ on October 2, 2007. Subsequent to the Company's delisting, the Company began analyzing its expected volatilities based on historical volatilities from its traded common stock over a period equal to the expected term. The Company analyzed historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period for options granted through December 29, 2008. Subsequent to the end of the second quarter of 2009, the Company began utilizing the simplified method under Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate expected holding periods. This change was attributable to the significant impact resulting from the completion of the tender offer and the Company reducing the contractual term associated with new option grants from ten years to seven years. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or the actual forfeitures differ from those estimates.

The weighted-average fair value of stock options granted was $2.41 and $5.74 per share for three months ended March 28, 2009 and March 29, 2008, respectively. The weighted-average fair value of stock options granted was $3.61 and $9.01 per share for the nine months ended March 28, 2009 and March 29, 2008, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of March 28, 2009 and their activity during fiscal year 2009:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2008	10,266,201
Restricted stock units granted	10,016,312
Restricted stock units released	(6,915,006)
Restricted stock units cancelled	(543,151)
Balance at March 28, 2009	12,824,356	1.6	$180,951,663
Vested and expected to vest, March 28, 2009	11,757,917	1.6	$165,904,217

(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on March 28, 2009, multiplied by the number of RSUs outstanding or expected to vest as of March 28, 2009.

The Company withheld 1.3 million shares totaling $20.0 million related to employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the nine months ended March 28, 2009. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 28, 2009, there was $327.5 million of unrecognized compensation expense related to 12.8 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.0 years.

In connection with the Company's recent repurchase of certain underwater stock options from employees, the number of shares of common stock available to be issued under the 1996 Stock Plan increased in an amount equal to the number of shares repurchased, pursuant to the terms of the 1996 Stock Plan. In January 2009, the Company's Board of Directors voluntarily reduced, by 27 million, the number of shares of common stock that would have otherwise been available for the grant of stock options, shares of restricted stock and RSUs under the 1996 Stock Plan.

2008 Employee Stock Purchase Plan:

In December 2008, stockholders of the Company approved the creation of the 2008 Employee Stock Purchase Plan ("2008 ESPP"). Under the 2008 ESPP, the Company reserved 4.0 million shares of its common stock for future issuance. The 2008 ESPP permits two purchases over a twelve month offer period. Pursuant to the terms of the 2008 ESPP, eligible employees may elect withholdings of up to 25% of eligible compensation to purchase shares of common stock at the lower of (a) 85% of the fair market value of the shares on the offer date or (b) 85% of the fair market value of the shares on the purchase date. The 2008 ESPP does not permit employees to buy more than $25,000 worth of stock annually and 1,600 shares during an offer period.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6: INVENTORIES

The components of inventories consist of:

	March 28,	June 28,
	2009	2008
	(in thousands)
Raw materials	$ 14,986	$ 16,729
Work-in-process	189,993	200,556
Finished goods	34,921	55,136
	$ 239,900	$ 272,421

Inventory write downs were $13.9 million and $11.6 million, and $34.6 million and $28.5 million for the three and nine months ended March 28, 2009 and March 29, 2008, respectively.

NOTE 7: (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic (loss) earnings per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs. Diluted earnings per share incorporates the incremental dilutive shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method. As discussed in Note 5, the Company cash-settled options that expired (reached the ten year contractual term) during the Blackout Period and cash-settled vested RSUs. These options and RSUs are considered liability instruments under SFAS 123 (R) and as such are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted (loss) earnings per share.

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)
Numerator for basic (loss) earnings per share and
diluted (loss) earnings per share
Net (loss) income	$ (26,426)	$ 61,032	$ 2,357	$251,678

Denominator for basic (loss) earnings per share	304,415	320,553	312,593	320,553
Effect of dilutive securities:
Stock options, ESPP and RSUs	-	1,927	2,947	6,447
Denominator for diluted (loss) earnings per share	304,415	322,480	315,540	327,000

(Loss) earnings per share:
Basic	$ (0.09)	$ 0.19	$ 0.01	$ 0.79
Diluted	$ (0.09)	$ 0.19	$ 0.01	$ 0.77

Approximately 31.3 million and 75.4 million of the Company's stock options were excluded from the calculation of diluted earnings (loss) earnings per share for the three months ended March 28, 2009 and March 29, 2008, respectively. Approximately 12.8 million of the Company's restricted stock units were excluded from the calculation of diluted (loss) earnings per share for the three months ended March 28, 2009. Approximately 22.5 million and 66.1 million of the Company's stock options were excluded from the calculation of diluted (loss) earnings per share for the nine months ended March 28, 2009 and March 29, 2008, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted (loss) earnings per share.

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

All of the Company's operating segments share similar economic characteristics as they have a similar long term business model. The causes for variation among the Company's operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes its operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on customers' ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(in thousands)
United States	$ 93,080	$ 108,231	$ 303,563	$ 315,610
China	91,006	141,069	373,903	504,077
Japan	22,585	39,334	93,942	126,218
Rest of Asia	58,601	87,417	220,314	293,125
Europe	66,964	100,481	230,891	278,369
Rest of World	7,429	10,878	28,931	34,117
	$ 339,665	$ 487,410	$ 1,251,544	$ 1,551,516

Net long-lived assets by geographic region were as follows:

	March 28,	June 28,
	2009	2008
	(in thousands)
United States	$ 1,036,489	$ 1,114,382
Philippines	227,550	225,398
Rest of World	117,435	145,420
	$ 1,381,474	$ 1,485,200

NOTE 9: COMPREHENSIVE (LOSS) INCOME

Comprehensive income consists of net (loss) income and net unrealized (losses) gains on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange (losses) gains on intercompany receivables. The components of comprehensive (loss) income and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(in thousands)
Net (loss) income, as reported	$ (26,426)	$ 61,032	$ 2,357	$ 251,678
Change in unrealized gains (losses) on investments, net of
tax benefit (expense) of $477, $89, $(725) and $(442), respectively	(833)	(153)	1,275	770
Change in unrealized gains (losses) on forward exchange contracts,
net of tax benefit (expense) of $0, $35, $0 and $44, respectively	-	(61)	-	(77)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	600	1,704	1,839	(600)
Total comprehensive (loss) income	$ (26,659)	$ 62,522	$ 5,471	$ 251,771

Accumulated other comprehensive losses presented in the Condensed Consolidated Balance Sheets as of March 28, 2009 and June 28, 2008 consist of net unrealized gains on available-for-sale investments of $2.1 million and $0.8 million, respectively, net foreign currency translation loss adjustments of $(1.5) million and $(1.5) million, respectively, and deferred income tax of $(2.7) million and $(4.5) million, respectively, on unrealized exchange gains (losses) related to an intercompany receivable that is of a long-term investment nature.

NOTE 10: INCOME TAXES

In the three and nine months ended March 28, 2009, the Company recorded an income tax provision of $9.2 million and $9.7 million respectively, compared to an income tax provision of $31.6 million and $130.4 million in the three and nine months ended March 29, 2008 respectively.

The Company's normal statutory tax rate is 35%. The Company's effective tax rate for the three and nine months ended March 28, 2009 differed from 35% primarily because of a $9.2 million tax provision charge generated by unbenefited losses of a foreign subsidiary related to the new global business structure. The unbenefited foreign

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

losses represent expenses for sharing in the costs of our ongoing research and development efforts, as well as licensing rights to pre-existing intangibles. The new global structure is designed to better align intellectual property rights and business functions with revenues and profits. The income tax provision for the nine months ended March 28, 2009 also includes a discrete benefit of $3.5 million for the retroactive extension of the federal research tax credit to January 1, 2008 by legislation that was signed into law on October 3, 2008.

The Company's effective tax rate for the three and nine months ended March 29, 2008 also differed from 35% because of a domestic production activities deduction.

The Company's net deferred tax assets at March 28, 2009 were $138.9 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties as described in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

The Company's federal corporate income tax returns for fiscal years 2005 and 2006 are being examined by the Internal Revenue Service ("IRS"). As part of this examination, the IRS has requested information related to our stock option investigation. Management believes that it has adequately provided for any adjustments that may result from the IRS examination. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its operating costs or provision for income taxes in the period such resolution occurs which might have a significant impact on the results of operations for the period.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Maxim Integrated Products, Inc. Derivative Litigation, Lead Case No. 5:06-cv-03344-JW, which consolidates McKinney v. Beck, et al. (Case No. 06-3344), Horkay v. Beck, et al. (Case No. 06-3395), City of Pontiac Policemen's and Firemen's Retirement System v. Hood, et al. (Case No. 06-03754) and Corey v. Gifford, et al. (Case No. 06-03755); (2) the California Superior Court, Santa Clara County, as Louisiana Sheriffs' Pension & Relief Fund v. Gifford et al. (Case No. 1-06-CV-065626) and Beauchamp vs Gifford et al. (Case No. 1:07-CV-077990; and (3) the Delaware Court of Chancery, as Ryan v. Gifford, et al. (Case No. Civ 2213- N).  The complaints allege, among other things, that certain of the Company's current and former executive officers and directors breached their fiduciary duties to the Company by engaging in the alleged wrongful conduct of back-dating stock options, as well as violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery.

The parties to the derivative litigation in the Delaware Court of Chancery entered into a stipulated settlement agreement on September 16, 2008, conditioned upon approval by the Delaware Court of Chancery and subject to enforcement of the Delaware Final Judgement approving the settlement to obtain dismissals of all other pending derivative lawsuits in California. On January 2, 2009, the Delaware Court of Chancery issued a Memorandum Opinion approving the settlement in the Ryan action and entered a Final Order and Judgment. The releases approved by the Delaware Court's Final Order and Judgment became effective once the time for appeal lapsed. The time for appeal of the Judgment expired on February 2, 2009, with no party appealing any aspect of the Delaware Judgment. All derivative actions pending in the California Superior Court have since been dismissed, with prejudice, except that the parties in Louisiana Sheriffs' Pension & Relief Fund v. Gifford, et al, have reserved rights under the law to request costs and fees as a prevailing party. In the last remaining derivative action, filed in the U.S. District Court for the Northern District of California, the court heard oral arguments on Maxim's Motion for Summary Judgment on April 13, 2009, and took the matter under submission.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On February 6, 2008, a class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and its former chief executive officer, now deceased, and its former chief financial officer. The lawsuit alleges that Maxim and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaint seeks, on behalf of persons who purchased the Company's common stock during the period from April 29, 2003 to January 17, 2008, unspecified damages, interest and costs and expenses, including attorneys' fees and disbursements. A First Consolidated Class Action Complaint was filed on December 16, 2008, which named Timothy Ruehle, Maxim's former Treasurer, as an additional defendant. The Defendants filed motions to dismiss the Complaint on January 30, 2009. The motions to dismiss are scheduled to be heard on June 29, 2009. The parties have a mediation scheduled for June 9, 2009.

Other Legal Proceedings

In addition to the above, the Company is subject to other legal proceedings and claims that arise in the normal course of business. The Company does not believe that the ultimate outcome of matters arising in the normal course of business will have a material adverse effect on the financial position of the Company.

Indemnifications

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company's products are alleged to infringe third party intellectual property rights, including patents, registered trademarks or copyrights. The terms of the Company's indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims.

Legal fees associated with indemnification obligations, defense and other related costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors and certain former officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices.  The Company expenses such amounts as incurred.

NOTE 12: SELF-INSURANCE ACCRUALS

The Company is self-insured with respect to defective product claims, workers' compensation claims, product warranty claims, employment practice claims and general liability. Accruals are primarily based on specific claims considered to be probable and estimable and an estimate of incurred but not reported claims based on historical trends. Amounts accrued for defective product claims, product warranty claims, employment practice claims, workers' compensation claims and general liability in the amount of $6.7 million and $11.8 million are included in accrued expenses in the Condensed Consolidated Balance Sheets as of March 28, 2009 and June 28, 2008, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred but not reported claims. Amounts accrued for employee healthcare claims included in accrued salary and salary related expenses in the Condensed Consolidated Balance Sheets were $4.7 million as of March 28, 2009 and June 28, 2008.

NOTE 13: COMMON STOCK REPURCHASES

In October 2008, the Board of Directors authorized the Company to repurchase up to $750 million of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were canceled and superseded by this authorization.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the nine months ended March 28, 2009, the Company repurchased approximately 18.1 million shares of its common stock for $235.1 million. As of March 28, 2009, the Company was authorized to repurchase up to $514.9 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

End of Line Sorting and Testing Facilities

During the second quarter of fiscal year 2009, the Company identified certain assets as excess as a result of reductions in demand for product tested and sorted on certain equipment. In connection with these circumstances, the Company incurred an asset impairment charge of $43.8 million which is included in impairment of long lived assets in the Company's Consolidated Statements of Operations. The Company has classified these assets as held for sale based on its intention to sell the assets and has included $3.5 million in other assets in the balance sheet as of March 28, 2009.

Fabrication Facility, San Jose

During the first quarter of fiscal year 2009, the Company recorded a $7.3 million asset impairment charge as a result of transferring certain wafer manufacturing production from its San Jose, California, wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan, facility, and reductions in demand and reduced future capacity requirements.

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

NOTE 15: BENEFITS

As a result of the Company's historical acquisition of Dallas Semiconductor, the Company assumed the responsibility associated with certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors.  The policies are owned by the individuals, with the Company maintaining a limited collateral assignment on each policy.  As a result of the adoption of EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, during the first quarter of 2008, the Company recognized a $14.1 million cumulative reduction to retained earnings.  No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes. The Company had $7.0 million and $6.7 million included in other assets as of March 28, 2009 and June 28, 2008, respectively, associated with the limited collateral assignment to the policies.  The Company had a $14.4 million and $13.8 million obligation included in other liabilities as of March 28, 2009 and June 28, 2008, respectively, related to the anticipated continued funding associated with these policies.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16: OTHER ASSETS

The components of other assets consist of:

	March 28,	June 28,
	2009	2008
	(in thousands)
Deferred tax assets	$ 1,757	$ 88,630
Intangible assets, net	65,279	48,921
Goodwill	22,370	12,734
Other	51,049	26,344
	$ 140,455	$ 176,629

NOTE 17: RESTRUCTURING ACTIVITIES

Current Period Restructuring Programs:

During the third quarter of fiscal year 2009, as a result of the continued global economic weakness, the Company announced restructuring programs primarily in the manufacturing and support functions. These activities resulted in the eventual termination of approximately 382 employees (189 fab employees and 193 other employees in the US) between March and April 2009 and total costs of approximately $11.3 million, consisting principally of severance and medical benefit costs. These costs are included in restructuring expenses in the Condensed Consolidated Statements of Operations.

Prior Restructuring Activities

Cost reduction of business units

In order to improve operational and selling efficiency, we reviewed our relative long term goals and decided to reduce development efforts in some product lines while increasing investment in others. During the nine months ended March 28, 2009, we consolidated several product lines in our business units which resulted in the termination of approximately 128 employees in the United States and total costs of approximately $6.1 million, consisting principally of severance and benefit payments. We terminated certain international employees in our business units during the three and nine months ended March 28, 2009 and recognized an additional $0.6 million consisting principally of severance and benefit payments.

Shutdown of Dallas fab

During the three months ended March 29, 2008, the Company announced the wind-down and eventual closure of its wafer manufacturing facility located in Dallas, Texas, over an 18-month time period. The Company currently anticipates that the Dallas wafer facility closure will result in the termination of approximately 200 employees and total severance and benefit costs of approximately $6.9 million, consisting principally of severance and benefit payments over such 18-month period. During the third quarter of fiscal year 2009, the Company terminated 126 employees pursuant to its shutdown plan and paid approximately $0.6 million in severance to the respective employees. The Company recorded approximately $0.9 million and $2.9 million, respectively, in severance and benefit expenses related to this program during the three and nine months ended March 28, 2009 and $1.0 million during the three and nine months ended March 29, 2008.

Cost reduction of selling, general and administrative groups

The Company also previously announced the decision to consolidate certain selling, general and administrative functions throughout the world, which resulted in the termination of approximately 31 employees and total costs consisting principally of severance and benefit payments of approximately $0.2 million and $1.2 million during the three and nine months ended March 28, 2009.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease restructuring

In addition to the Company's severance activities the Company also decided to vacate certain leased offices in Greensboro, North Carolina, Santa Clara, California, Irving, Texas, and Swindon, United Kingdom, which resulted in a lease impairment of approximately $0.5 million during the nine months ended March 28, 2009.

Change in Estimate

During the third quarter of fiscal year 2009, the Company recognized a reversal of expense of approximately $1.9 million related to a reduction in estimated benefits costs for employees terminated during prior quarters.

Activity and liability balances related to the restructuring activity for the nine months ended March 28, 2009 were as follows:

Nine Months Ended
March 28, 2009
(in thousands)
Balance, June 29, 2008	$ 4,222
Restructuring provision	30,582
Change in estimate	(1,923)
Cash payments	(13,412)
Balance, March 28, 2009	$ 19,469

The Company has included this amount in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 18: ACQUISITIONS

ZILOG

In February 2009, the Company acquired certain assets associated with the remote control and secure products businesses of Zilog, Inc. ("Zilog") for approximately $22.6 million. The Company acquired $2.1 million in inventories and $20.5 million in intangible assets. The Company has not finalized the allocation and valuation of the intangible assets associated with this acquisition.

INNOVA CARD

On December 29, 2008 the Company acquired Innova Card ("Innova Card"), a privately held, fabless semiconductor company focusing on advanced secure microcontroller technology for financial terminals. The total consideration associated with the acquisition was $13.5 million (including $8.1 million remitted to Innova Card equity shareholders, $1.1 million to repay Innova Card debt, $3.8 million in future payments, and $0.5 million for legal and related acquisition costs). The Company may pay additional cash consideration of up to $3.0 million based on requisite product shipments of the acquired business during calendar year 2009. The acquired assets and liabilities included net working capital of $0.6 million, $0.2 million in fixed assets and other assets, $0.2 million in customer order backlog, $5.3 million in intellectual property, $3.0 million in customer relationships, $3.2 million in deferred tax liabilities and $7.4 million in goodwill.

MOBILYGEN

On October 27, 2008, the Company acquired Mobilygen Corporation ("Mobilygen"), a privately held, fabless semiconductor company with leading technology in H.264 video compression. The total consideration associated with the acquisition was $33.5 million consisting of $33.0 million cash and $0.5 million in direct legal costs associated with the acquisition. A portion of the cash consideration paid by the Company was used to retire all outstanding indebtedness of Mobilygen. The Company may pay additional consideration over a two year period of

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

up to $5.25 million in cash or stock based on the duration of services performed by certain acquired key employees. Associated with the contingent consideration, the Company recorded $0.4 million in stock-based compensation expenses related to the grant of 220,000 RSUs and $0.1 million of cash compensation related to retention agreements during the nine months ended March 28, 2009.

The Company preliminarily allocated the acquisition cost to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company finalized their allocation during the three months ended March 28, 2009. No significant changes in estimates were recorded. The acquired assets included $1.5 million in tangible assets, $7.8 million of net deferred tax assets, $0.2 million in customer order backlog, $14.7 million in intellectual property, $4.2 million in customer relationships, a $0.4 million trademark and $2.2 million in goodwill. The Company recognized $3.9 million in process research and development expense during the nine months ended March 28, 2009 related to this acquisition. In addition, the Company assumed $4.2 million of liabilities including $2.7 million in debt, which the Company paid off immediately after the acquisition was consummated.

The accompanying unaudited Condensed Consolidated Financial Statements for the nine months ended March 28, 2009 include the operations of Zilog Inc., Innova Card, and Mobilygen commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisitions on the Company's results of operations.

VITESSE

During fiscal year 2008, the Company acquired the Storage products division of Vitesse Semiconductor ("Vitesse"). The total cash consideration associated with the acquisition was $64.1 million consisting of $62.8 million in cash, $0.8 million in direct legal costs associated with the acquisition and $0.5 million related to the buyout of an existing arrangement between Vitesse and a vendor. The Company also assumed $2.0 million of liabilities from the acquired business. The Company has paid $4.1 million in additional contingent cash consideration based on product shipments of the acquired business since the acquisition. The acquired assets included $4.9 million in tangible assets, $0.9 million in customer order backlog, $28.4 million in intellectual property, $22.2 million in customer relationships and $9.6 million in goodwill. The Company's carrying value of goodwill related to the Vitesse acquisition as of March 28, 2009 is $13.7 million.

NOTE 19: INTANGIBLE ASSETS

The useful lives of the significant definite lived intangible assets are as follows:

Asset	Life
Intellectual Property	5 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	March 28, 2009
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$ 48,430	$ 9,469	$ 38,961
Customer relationships	29,430	3,606	25,824
Tradename	400	56	344
Backlog	200	50	150
Total intangible assets	$ 78,460	$ 13,181	$ 65,279

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization expense of $2.3 million and $5.7 million associated with intellectual property was recorded in cost of goods sold for the three and nine months ended March 28, 2009, respectively, while amortization expense of $0.9 million and $2.1 million associated with customer relationship was recorded in selling, general and administrative expenses for the three and nine months ended March 28, 2009, respectively.

The following table presents the amortization expense of intangible assets:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Intellectual property	$ 2,346	$ 1,421	$ 5,679	$ 2,369
Customer relationships	873	555	2,124	926
Tradename	33	-	56	-
Backlog	50	-	50	-
Total amortization expense	$ 3,302	$ 1,976	$ 7,909	$ 3,295

The following table represents the estimated future amortization expense of intangible assets as of March 28, 2009:

Fiscal Year	Amount
(in thousands)
2009 (remaining 3 months)	$ 3,302
2010	13,108
2011	13,008
2012	12,920
2013	9,084
2014	4,669
Thereafter	9,189
Total intangible assets	$ 65,279

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

Overview of Business

Maxim Integrated Products, Inc. ("Maxim" or "the Company" and also referred to as "we," "our" or "us") is incorporated in the state of Delaware. Maxim designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with wafer manufacturing facilities in the United States, testing facilities in the Philippines and Thailand and sales and circuit design offices throughout the world. The major end-markets in which the Company's products are sold are the communications, computing, consumer and industrial markets.

RECLASSIFICATION

Certain prior-year amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

The reclassifications included the following:

  The Company's reclassification of certain expense items from cost of goods sold, research and development and selling, general and administrative expenses into other operating expenses, net. These costs include legal and accounting fees directly attributable to the Company's restatement and cost reductions due to the reversal of accruals established in prior years for foreign payroll taxes, interest and penalties related to the misdating of option grants and exercises. These foreign payroll tax accruals were reversed due to the expiration of the statute of limitations in various foreign jurisdictions.

  The reclassification of severance and restructuring expenses incurred. These expenses were previously included in cost of goods sold, research and development and selling, general and administrative expenses.

The impact of the reclassifications for the three and nine months ended March 29, 2008 was as follows:

	Three Months Ended			Nine Months Ended
	March 29,		March 29,	March 29,		March 29,
	2008 (as reported)	Adjustments	2008 (revised)	2008 (as reported)	Adjustments	2008 (revised)
	(Amounts in thousands)			(Amounts in thousands)

Cost of goods sold	$ 202,614	$ (4,590)	$ 198,024	$ 613,538	$ (7,659)	$ 605,879
Gross margin	284,796	4,590	289,386	937,978	7,659	945,637

Research and development	143,289	(4,553)	138,736	432,701	4,367	437,068
Selling, general and administrative	60,449	(21,365)	39,084	174,103	(49,921)	124,182
Severance and restructing expenses	-	8,145	8,145	-	10,495	10,495
Other operating expenses, net	-	22,363	22,363	-	42,718	42,718
Total operating expenses	$ 203,738	$ 4,590	$ 208,328	$ 606,804	$ 7,659	$ 614,463

These reclassifications did not result in changes to previously reported operating or net income.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and related allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write- offs of fixed assets; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and operating expenses. We have other significant accounting policies that either does not generally require estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on our reported results of operations for a given period.

RESULTS OF OPERATIONS

Net Revenues

Net revenues were $339.7 million and $487.4 million for the three months ended March 28, 2009 and March 29, 2008, respectively, a decrease of 30.3%. Net revenues for the nine months ended March 28, 2009 and March 29, 2008, were $1,251.5 million and $1,551.5 million, respectively, a decrease of 19.3%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer, and Industrial. In the three and nine months ended March 28, 2009 and March 29, 2008, net revenues for all four end markets decreased due to a decline in shipments. Net shipments from Communications, Computing, Consumer and Industrial markets decreased by approximately 28%, 45%, 29% and 19% for three months ended March 28, 2009 as compared to March 29, 2008, respectively. Net shipments from Communications, Computing, Consumer and Industrial markets decreased by approximately 11%, 30%, 18% and 10% for nine months ended March 28, 2009 as compared to March 29, 2008, respectively. The continued decline in all end markets is attributable to current overall macro economic conditions. The Computing end market declined at a greater rate compared with other end markets during the three and nine months ended March 28, 2009 primarily due to reduced demand for our notebook products.

The Company expects that revenue from its Consumer and Computing end markets will increase during the fourth quarter of fiscal year 2009 due to an increase in bookings in these markets. We expect a greater increase in the Consumer market attributable to anticipated increases in cell phone market share. Industrial markets are expected to continue to decline due to declines in overall demand from end customers through the distribution channel.

During the three months ended March 28, 2009 and March 29, 2008, approximately 73% and 78%, respectively, of net revenues were derived from customers outside of the United States. During the nine months ended March 28, 2009 and March 29, 2008, approximately 76% and 80%, respectively, of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months ended March 28, 2009 and March 29, 2008 was immaterial.

Gross Margin

Our gross margin percentage was 49.4% and 59.3% for the three months ended March 28, 2009 and March 29, 2008, respectively. The gross margin percentage for the three months ended March 28, 2009, as compared to the three months ended March 29, 2008, decreased primarily due to a decline in utilization associated with our manufacturing facilities attributable to a decline in overall demand caused by a slowdown in the global economy. During the three months ended March 28, 2009 we recorded $6.2 million in underutilization charges as a result of utilization below normal levels of our fabrication facilities in San Antonio and Oregon. Inventory write downs increased by approximately $2.3 million, from $11.6 million during the three months ended March 29, 2008 to $14.0 million during the three months ended March 28, 2009. We also recorded increased amortization expenses of $1.2 million associated with the acquisitions of Mobilygen, Innova Card, and the acquisition of certain assets from Zilog completed in fiscal year 2009. These increases were offset by decreases of $3.0 million in stock-based compensation expense attributable to lower charges for stock options due to the impact of the Company's tender offer for certain under water stock options completed in December 2008.

Our gross margin percentage was 52.6% and 60.9% for the nine months ended March 28, 2009 and March 29, 2008, respectively. The gross margin percentage for the nine months ended March 28, 2009, as compared to the nine months ended March 29, 2008, decreased primarily due to an increase of $12.5 million in stock-based compensation expense related primarily to the Company's purchase of underwater stock options from employees and expense related to the purchase of stock options expiring in October 2008 recorded during the nine months ended March 28, 2009. Inventory write downs increased by $6.1 million from $28.5 million during the nine months ended March 29, 2008 to $34.6 million during the nine months ended March 28, 2009. An additional $28.1 million of accelerated depreciation expense was recorded for the nine months ended March 28, 2009 due to our decision to ramp down and eventually close our wafer fab in Dallas, Texas, $8.1 million in expense associated with the under utilization of the Company's fabrication facilities and $3.9 million in increased amortization expenses associated with our acquisitions of the Storage products division of Vitesse Semiconductor, and the secure and remote control products of Zilog, as well as the acquisition of Mobilygen and Innova Card also contributed to the gross margin decrease for the nine months ended March 28, 2009. As a result of the recent decline in our revenues, we expect our factories will continue to be underutilized until we complete the closure of our wafer fabrication facility in Dallas and demand associated with our products increases to levels consistent with amounts prior to the global economic slowdown.

Research and Development

Research and development expenses were $121.0 million and $138.7 million for the three months ended March 28, 2009 and March 29, 2008, respectively, which represented 35.6% and 28.5% of net revenues, respectively. The increase in research and development expenses as a percentage of revenue was primarily due to the decline in revenue. Salaries and benefits declined by approximately $22.8 million between the three months ended March 29, 2008 and the three months ended March 28, 2009. The decline is partially attributable to one week of mandatory unpaid time-off for all professional staff and a one week holiday shutdown during the three months ended March 28, 2009 and a decline in anticipated bonuses in response to the decline in the global economy. We expect to continue this practice of one week of mandatory unpaid time-off during the fourth quarter of 2009.

Research and development expenses were $404.2 million and $437.1 million for the nine months ended March 28, 2009 and March 29, 2008, respectively, which represented 32.3% and 28.2% of net revenues, respectively. The decrease in research and development expenses in absolute dollars was primarily due to salaries and benefits declining by $31.6 million due to one week of mandatory unpaid time-off for all professional staff during the nine months ended March 28, 2009 and a decline in anticipated bonuses in response to the decline in the global economy. Stock-based compensation expenses declined by approximately $7.7 million as we extended the terms of vested stock options expiring during the Blackout Period as a result of the expiration of the 10 year contractual term resulting in a modification charge for the nine months ended March 29, 2008. The charge was partially offset by the Company's purchase of underwater stock options from employees and the expense related to the purchase of expired stock options recorded for the nine months ended March 28, 2009.

Selling, General and Administrative

Selling, general and administrative expenses were $48.8 million and $39.1 million for the three months ended March 28, 2009 and March 29, 2008, respectively, which represented 14.4% and 8.0% of net revenues, respectively. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and benefits of $5.9 million, resulting from increased selling related activities by field applications engineers and business managers partially offset by a one week of mandatory unpaid time-off for all professional staff and a one week holiday shutdown during the three months ended March 28, 2009 and a reduction in marketing headcount in response to a decline in revenues.

Selling, general and administrative expenses were $153.1 million and $124.2 million for the nine months ended March 28, 2009 and March 29, 2008, respectively, which represented 12.2% and 8.0% of net revenues, respectively. The increase in selling, general and administrative expenses was primarily due to increased stock-based compensation of $6.3 million primarily to the Company's purchase of underwater stock options from employees and expense related to the purchase of stock options expiring in October 2008 recorded during the nine months ended March 28, 2009. Salary and related expenses increased by $9.5 million for the nine months ended March 28, 2009 as compared to the nine months ended March 29, 2008 primarily due to additional involvement of our field application engineers and business managers in selling and marketing of the Company's products relative to their involvement in research and development activities.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 28, 2009 and March 29, 2008:

Stock-based compensation expense by type of award
	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(in thousands)
Cost of goods sold
Stock options	$ 1,881	$ 7,728	$ 31,781	$ 26,835
Employee stock purchase plan	114	-	114	-
Restricted stock units	5,579	2,807	18,433	11,030
	7,574	10,535	50,328	37,865

Research and development expense
Stock options	3,773	12,737	33,486	58,879
Employee stock purchase plan	446	-	446	-
Restricted stock units	20,975	6,433	44,113	26,894
	25,194	19,170	78,045	85,773

Selling, general and administrative expense
Stock options	1,910	4,002	19,656	18,937
Employee stock purchase plan	36	-	36	-
Restricted stock units	4,899	1,982	13,047	7,483
	6,845	5,984	32,739	26,420

Total stock-based compensation expense
Stock options	7,564	24,467	84,923	104,651
Employee stock purchase plan	596	-	596	-
Restricted stock units	31,453	11,222	75,593	45,407
Pre-tax stock-based compensation expense	39,613	35,689	161,112	150,058
Less: income tax effect	13,052	12,424	55,026	52,571
Net stock-based compensation expense	$ 26,561	$ 23,265	$ 106,086	$ 97,487

Included in stock-based compensation expense for the nine months ended March 28, 2009 was $23.7 million related to the Company's purchase of underwater stock options from employees and officers and $4.3 million of expense related to the cash-settlement of options expiring in October 2008.

Included in stock-based compensation expense for the nine months ended March 29, 2008 was $27.5 million related to the Company's decision to cash-settle all options expired during the Blackout Period.

Impairment of Long-lived Assets

End of Line Sorting and Testing Facilities

During the second quarter of fiscal year 2009, the Company identified certain assets as excess as a result of reductions in demand for product tested and sorted on certain equipment. In connection with this decision, the Company incurred an asset impairment charge of $43.8 million, which is included in impairment of long lived assets in the Company's Consolidated Statements of Operations. The Company has classified these assets as held for sale based on its intention to sell the assets and has included $3.5 million in other assets in the balance sheet as of March 28, 2009.

Fabrication Facility, San Jose

During the first quarter of fiscal year 2009, the Company recorded a $7.3 million asset impairment charge as a result of transferring certain wafer manufacturing production from its San Jose, California, wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan, facility, and reductions in demand and reduced future capacity requirements.

Dallas fabrication facility closure

In connection with the anticipated closure of the Dallas facility, the Company evaluated the recoverability of the facility's manufacturing assets and concluded that there was no impairment. The Company also reevaluated the useful lives and salvage values of the long-lived assets used in this manufacturing facility based on the new period of intended use. As a result of this review, the Company changed the depreciable lives and salvage values of such long-lived assets and recognized additional depreciation expense of $12.4 million during the three months ended March 28, 2009 related to this change in accounting estimate.

Severance and Restructuring Expenses

Current Period Restructuring Programs:

During the third quarter of fiscal year 2009, as a result of the continued global economic weakness the Company announced restructuring programs primarily in the manufacturing and support functions in response to the economic weakness. These activities resulted in the eventual termination of approximately 382 employees (189 fab employees and 193 other employees in the United States) between March and April 2009 and total costs of approximately $11.3 million consisting principally of severance and medical benefit costs. These costs are included in restructuring expenses in the Consolidated Statements of Operations.

Prior Restructuring Activities

Cost reduction of business units

In order to improve operational and selling efficiency, we reviewed our relative long term goals and decided to reduce development efforts in some product lines while increasing investment in others. During the nine months ended March 28, 2009, we consolidated several product lines in our business units which resulted in the termination of approximately 128 employees in the United States and total costs of approximately $6.1 million consisting principally of severance and benefit payments. We terminated certain international employees in our business units during the three and nine months ended March 28, 2009 and recognized an additional $0.6 million consisting principally of severance and benefit payments.

Shutdown of Dallas fabrication plant

During the three months ended March 29, 2008, the Company announced the wind-down and eventual closure of its wafer fabrication facility located in Dallas, Texas, over an 18-month time period. The Company currently anticipates that the Dallas wafer facility closure will result in the termination of approximately 200 employees and total severance and benefit costs of approximately $6.9 million, consisting principally of severance and benefit payments over such 18-month period. During the third quarter of fiscal year 2009, the Company terminated 126 employees pursuant to its shutdown plan and paid approximately $0.6 million in severance to the respective employees. The Company recorded approximately $0.9 million and $2.9 million, respectively, in severance and benefit expenses related to this program during the three and nine months ended March 28, 2009 and $1.0 million during the three and nine months ended March 29, 2008.

Cost reduction of selling, general and administrative groups

We also previously announced the decision to consolidate certain selling, general and administrative functions throughout the world, which resulted in the termination of approximately 31 employees and total costs consisting principally of severance and benefit payments of approximately $0.2 million and $1.2 million during the three and nine months ended March 28, 2009.

Lease restructuring

In addition to the Company's severance activities the Company also decided to vacate certain leased offices in Greensboro, North Carolina, Santa Clara, California, Irving, Texas, and Swindon, United Kingdom, which resulted in a lease impairment of approximately $0.5 million during the nine months ended March 28, 2009.

Change in Estimate

During the third quarter of fiscal year 2009, the Company recognized a reversal of expense of approximately $1.9 million related to a reduction in estimated benefits costs for employees terminated during prior quarters.

In process Research and Development

We recorded $3.9 million of in-process research and development during the nine month ended March 28, 2009 related to our acquisition of Mobilygen Corporation in October 2008.

Other Operating Expenses, Net

Other operating expenses, net primarily consists of expense items related to the restatement of previously reported financial statements.

The following table summarizes activities for the three and nine months ended March 28, 2009 and March 29, 2008:

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(in thousands)
Stock option litigation and restatement related expenses	$ 3,969	$ 21,380	$ 19,792	$ 41,735
Termination benefits	-	-	(2,402)	-
Other	-	983	4,189	983
Total	$ 3,969	$ 22,363	$ 21,579	$ 42,718

The Company incurred $4.0 million and $21.4 million in stock option litigation and restatement related expenses during the three months ended March 28, 2009 and March 29, 2008, respectively. The decline in restatement related expenses is attributable to the completion of the restatement in September 2008 and the Delaware Court of Chancery's approval of the stipulated settlement agreement related to the derivative litigation. The Company incurred $1.0 million during the three months ended March 29, 2008 related to payroll taxes associated with goodwill payments made on expiring options. These expenditures did not recur as the amount of goodwill payments declined between March 29, 2008 and March 28, 2009.

The Company incurred $19.8 million and $41.7 million in restatement related expenses during the nine months ended March 28, 2009 and March 29, 2008, respectively. The restatement related expenses associated with the restatement of previously filed financial statements primarily include legal and accounting expenses related to private litigation and other associated activities, particularly for accounting, legal and other professional service fees, certain U.S. and foreign payroll tax, interest and penalty accruals and the reversal of these accruals due to the expiration of the tax statutes of limitations in various foreign jurisdictions and bonus expense related to the completion of the restatement. The restatement related expenses decreased for the nine months ended March 28, 2009 as compared to the nine months ended March 29, 2008 due to the completion of the Company's restatement of previously filed financial statements in September 2008 and the Delaware Court of Chancery's approval of the stipulated settlement agreement related to the derivative litigation.

During the nine months ended March 28, 2009, the Company reversed $2.4 million of accrued retirement benefits due to the death of Mr. Gifford, the Company's chief executive officer.

Interest Income and Other (Expense) Income, Net

Interest income and other (expense) income, net, was ($0.2) million and $11.6 million for the three months ended March 28, 2009 and March 29, 2008, respectively. This decrease was primarily driven by a decline of $7.7 million in interest income due to lower average interest rates and lower invested cash, cash equivalents and short-term investments. In addition, foreign exchange losses increased by approximately $4.6 million as a result of the strengthening of the dollar relative to the Japanese Yen during the three months ended March 28, 2009, as compared to March 29, 2008.

Interest income and other (expense) income, net, was $16.3 million and $50.9 million for nine months ended March 28, 2009 and March 29, 2008, respectively. This decrease was primarily driven by a gain of $9.8 million related to the sale of land during the nine months ended March 29, 2008. In addition, interest income declined by $25.7 million as a result of lower average interest rates combined with lower invested cash, cash equivalents, and short-term investments.

Provision for Income Taxes

In the three and nine months ended March 28, 2009, the Company recorded an income tax provision of $9.2 million and $9.7 million, respectively, compared to an income tax provision of $31.6 million and $130.4 million in the three and nine months ended March 29, 2008, respectively.

The Company's normal statutory tax rate is 35%. The Company's effective tax rate for the three and nine months ended March 28, 2009 differed from 35% primarily because of a $9.2 million tax provision charge generated by unbenefited losses of a foreign subsidiary related to the new global business structure. The unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts, as well as licensing rights to pre-existing intangibles. The new global structure is designed to better align intellectual property rights and business functions with revenues and profits. The income tax provision for the nine months ended March 28, 2009 also includes a discrete benefit of $3.5 million for the retroactive extension of the federal research tax credit to January 1, 2008 by legislation that was signed into law on October 3, 2008.

The Company's effective tax rate for the three and nine months ended March 29, 2008 also differed from 35% primarily because of a domestic production activities deduction.

The Company's net deferred tax assets at March 28, 2009 were $138.9 million. The Company believes it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income. Levels of future taxable income are subject to the various risks and uncertainties described in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008. An increase in the valuation allowance against net deferred tax assets may be necessary if it becomes more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company periodically assesses the need for increases to the deferred tax asset valuation allowance.

The Company's federal corporate income tax returns for fiscal years 2005 and 2006 are being examined by the IRS. As part of this examination, the IRS has requested information related to our stock option investigation. Management believes that it has adequately provided for any adjustments that may result from the IRS examination.

However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its operating costs or provision for income taxes in the period such resolution occurs, which might have a significant impact on the results of operations for the period.

Recently Issued Accounting Pronouncements

In the first quarter of the Company's fiscal year 2009, Maxim adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The adoption of SFAS 157 did not have a significant impact on the Company's consolidated financial condition, results of operations and liquidity.

In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 to fiscal year 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the adoption of those provisions of SFAS 157 on its consolidated financial condition and results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. FSP 157 addresses key considerations, such as entity's own assumptions when relevant observable inputs do not exist, observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable inputs available. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have been issued. The adoption of FSP 157-3 did not have a significant impact on the Company's consolidated financial statements or the fair values of our financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FSP 141 R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. These standards are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) and FSP 141R-1 on the Company's consolidated financial position and results of operations.

In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). EITF 07-1 provides guidance on the classification, income statement presentation and disclosure associated with collaborative arrangements involving parties considered to be active participants to an activity and are exposed to significant risks and rewards which are dependent on the commercial success of the activity. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of

EITF 07-1 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the disclosure requirements of SFAS 161 effective with the three months ended March 28, 2009. Adoption of SFAS 161 did not have a significant impact on the Company's consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No.142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not believe that the adoption of FSP 142-3 will have an impact on its results of operations or financial condition.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1 ("FSP EITF 03-6-1"), Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that qualify as participating securities, should be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on the Company's calculation of earnings per share.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2/124-2"). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for fiscal periods ending after June 15, 2009.  The adoption of FSP 107-1/APB 28-1 is not expected to have a significant impact on our consolidated financial statements.

BACKLOG

At March 28, 2009, backlog shippable within the next 12 months was approximately $270.6 million. The Company's backlog shippable within the next 12 months at the end of the quarter ended December 27, 2008 was approximately $242.5 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalent and short-term investments were as follows:

	March 28,	June 28,
	2009	2008
	(in thousands)
Cash and cash equivalents	$ 692,825	$ 1,013,119
Short-term investments	205,474	205,079
Total cash, cash equivalents and investments	$ 898,299	$ 1,218,198

Cash flows were as follows:

	Nine Months Ended
	March 28,	March 29,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$ 335,444	$ 396,862
Net cash provided by (used in) investing activities	(159,741)	491,317
Net cash used in financing activities	(495,997)	(276,196)
Net (decrease) increase in cash and cash equivalents	$ (320,294)	$ 611,983

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Cash from operations for the nine months ended March 28, 2009 decreased by approximately $61.4 million while net income declined by $249.3 million. Non-cash adjustments increased by approximately $119.0 million while working capital reductions of $68.9 million provided cash to offset the net income decline.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities and acquisitions.

The increase in cash used in investing activities is primarily due to a decrease in net maturities on short-term investments of $720.9 million as the Company shifted much of their investment portfolio to money market funds during the nine months ended March 29, 2008. Cash used in investing activities included $103.5 million and $179.6 million in capital expenditures during the nine months ended March 28, 2009 and the nine months ended March 29, 2008, respectively.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, cash settlements associated with restricted stock units, expiring options, tender offer payments and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities increased by approximately $219.8 million for the nine months ended March 28, 2009. This increase was primarily due an increase in repurchases of common stock of $235.1 million and an increase in withholding tax payments of $20.0 million made upon share settlements during the nine months ended March 28, 2009 subsequent to the completion of the Company's restatement. The Company also increased cash payments associated with restricted stock units under the RSU loan program by $15.0 million as a result of payments associated with the final settlement occurring under the program during the second quarter of 2009. These increased cash payments were offset by reduced payments of $59.9 million to settle options under the goodwill and tender offer programs.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, share repurchase and dividend payments for the next twelve months.

Off-Balance-Sheet Arrangements

As of March 28, 2009, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 28, 2009. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of March 28, 2009. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 28, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Note 11 in the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, which is herein incorporated by reference. Below is a description of additional risks associated with our business, financial condition and results of operations.

Reduced consumer and/or corporate spending due to general economic conditions could adversely affect our financial results and are difficult to forecast.

Uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be negatively impacted. Important factors that could cause demand for our products to fluctuate include:

  changes in business and economic conditions, including a downturn in the semiconductor industry and/or the overall economy;

  changes in consumer confidence caused by changes in market conditions; and

  competitive pressures, including pricing pressures.

If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record additional impairment on our long-lived assets, which would increase our expenses. These changes in demand for our products, and changes in our customers' product needs, could have a variety of negative effects on our competitive position and our financial results and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we may could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets.

There could be follow-on effects from the credit crisis on our business, including the inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

Changes in our global structure could result in higher effective tax rates and negatively affect our financial results

During fiscal year 2009, we implemented a new global structure. Our strategy involves an increased investment in technology outside of the United States in order to better align asset ownership and business functions with revenues and profits. As a result of undertaking these efforts, we anticipate our fiscal year 2009 annual effective tax rate will be materially higher than our 35% statutory rate. The Company tax rate will depend on a number of factors, including our future business results and profitability, and the effectiveness and timing of our implementation of our global strategy. We may continue to experience higher effective tax rates until our new global strategy is fully operational.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

(e) On May 5, 2009, the Compensation Committee of the Board of Directors authorized the Company to offer goodwill payments to certain officers of the Company for vested stock options outstanding as of November 1, 2008 that expire due to reaching their maximum 10-year contractual terms in March and May 2009. The Compensation Committee previously authorized the Company to offer such payments to non-officer employees for vested stock options outstanding as of November 1, 2008 that expire as a result of reaching their contractual term between November 2008 and December 2009.

Compensation to officers will be in the form of restricted stock units that vest over six quarters, in each case subject to continued employment on the applicable vesting date, and the recipient executing a release of all claims relating to the expiring option.

The following table sets forth the estimated amount of goodwill payments that the Company expects to make to its named executive officers:

Option Holder Name	Option Grant Date	Option Expiration Date	Option Exercise Price	Number of Expiring Options	Payment Amount before applicable tax withholding	Approximate Number of Restricted Stock Units to be Granted(a)

Rich Hood	May 26, 1999	May 25, 2009	$24.5938	104,000	$539,364.80	38,526

Pirooz Parvarandeh	May 26, 1999	May 25, 2009	$24.5938	104,000	$539,364.80	38,526

Vijay Ullal	May 26, 1999	May 25, 2009	$24.5938	130,000	$674,206.00	48,157

(a)	Assumes a $14 closing price of the Company's common stock for the preceding twenty-day period prior to the option's expiration.

The form of release of claims applicable to the named executive officers is attached hereto as Exhibit 10.44 and is incorporated herein by reference.

ITEM 6: EXHIBITS

(a)   Exhibits

10.44	Release of Claims and Vesting Agreement for Officer Goodwill Program
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009	MAXIM INTEGRATED PRODUCTS, INC.

By:	/s/ Bruce E. Kiddoo Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.44	Release of Claims and Vesting Agreement for Officer Goodwill Program PDF provided as a courtesy
31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      PDF provided as a courtesy

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      PDF provided as a courtesy

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy