Form 10-K
period 2009-06-27
MAXIM INTEGRATED PRODUCTS INC
filed 2009-08-26
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number 0-16538

MAXIM INTEGRATED PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-2896096
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

120 San Gabriel Drive
Sunnyvale, California 94086
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (408) 737-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, $0.001 par value	Name of each exchange on which registered The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐.    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒.    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 27, 2008 as reported by The NASDAQ Global Select Market was approximately $2,161,052,000. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

Number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of July 31, 2009: 306,078,305.

Documents Incorporated By Reference:

(1)	Items 10, 11, 12 13 and 14 of Part III incorporate information by reference from the Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed subsequently.

PDF provided as courtesy

MAXIM INTEGRATED PRODUCTS
INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item 1A - Risk Factors and the business outlook section in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, manufacturing plans, pending litigation, effective tax rates, tax reserves for uncertain tax positions, and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "forecast," "believe," "could," "intend," "will," "plan," "seek," "project," and variations of such words and similar words or expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" that appears in Part I, Item 1A of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission ("SEC"). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by federal securities laws.

PART I

ITEM 1. BUSINESS

Maxim Integrated Products, Inc. ("Maxim" or the "Company" and also referred to as "we," "our" or "us") designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The analog market is fragmented and characterized by diverse applications, numerous product variations and, with respect to many circuit types, relatively long product life cycles. Our objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality and performance standards demanded by customers.

We are a Delaware corporation that was originally incorporated in California in 1983. We are headquartered in Sunnyvale, California. The mailing address for our headquarters is 120 San Gabriel Drive, Sunnyvale, California 94086, and our telephone number is (408) 737-7600. Additional information about us is available on our website at www.maxim-ic.com.

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Maxim Integrated Products, Inc., 120 San Gabriel Drive, Sunnyvale, California 94086.

The Mixed Signal Analog Integrated Circuit Market

All electronic signals generally fall into one of two categories, linear or digital. Linear (or analog) signals represent real world phenomena, such as temperature, pressure, sound, or speed, and are continuously variable over a wide range of values. Digital signals represent the "ones" and "zeros" of binary arithmetic and are either on or off.

Three general classes of semiconductor products arise from this distinction between linear and digital signals:

  digital devices, such as memories and microprocessors that operate primarily in the digital domain;

  linear devices such as amplifiers, references, analog multiplexers and switches that operate primarily in the analog domain; and

  mixed-signal devices such as data converter devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital domains.

Our strategy has been to target both the linear and mixed-signal markets, often collectively referred to as the analog market. However, some of our products are exclusively or principally digital. While our focus continues to be on the linear and mixed signal market, our capabilities in the digital domain enable development of new mixed signal and other products with highly sophisticated digital characteristics. Risks associated with pursuing this strategy are discussed in Item 1A - Risk Factors.

Our linear and mixed signal products serve four major end-markets. These major end-markets and their corresponding market segments are noted in the table below:

MAJOR END-MARKET	MARKET SEGMENT

INDUSTRIAL	Automatic Test Equipment
Automotive
Control & Automation
Electrical Instrumentation
Medical
Military & Aerospace
Security
Utility & Other Meters
Other Industrial

COMMUNICATIONS	Basestations
Network & Datacom
Telecom
Other Communications

CONSUMER	Cell Phones
Digital Camera
Home Entertainment & Appliances
Other Consumer

COMPUTING	Data Storage
Financial Terminals
Notebook Computers
Server & Desktop Computers
Peripherals & Other Computer

Product Quality

We employ a system addressing quality and reliability of our products from initial design through wafer fabrication, assembly, testing and final shipment. We have received ISO 9001/2, TS 16949 and ISO 14001 certifications for all wafer fabrication, assembly, final test and shipping facilities. Reliability stress testing is performed on products manufactured and sold by Maxim, based on industry standard requirements, in an effort to detect and accelerate the presence of defects that may arise over the life of a product in order to ensure the reliability of our products.

Manufacturing

We primarily manufacture our own wafers and, to a lesser extent, utilize third-party silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at our facilities. The broad range of products demanded by the mixed signal analog integrated circuit market requires multiple manufacturing process technologies. As a result, many different process technologies are currently used for wafer fabrication of our products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits, although newer processes do utilize and require such state-of-the-art facilities and equipment. In addition, hybrid and module products are manufactured using a complex multi-chip technology featuring thin-film, laser-trimmed resistors and other active or passive components. We primarily rely on our own fabrication technologies and facilities to implement such heightened manufacturing requirements, although we rely on unaffiliated manufacturing subcontractors to a lesser degree.

During fiscal years 2009, 2008 and 2007, most of our wafer production requirements occurred at one of our four owned wafer fabrication facilities consisting of the following:

Facility Location	Fiscal Year Acquired
Beaverton, Oregon	1994
San Jose, California	1998
Dallas, Texas	2001
San Antonio, Texas	2004

At the end of fiscal year 2009, we ceased wafer fabrication efforts in our Dallas, Texas facility. In fiscal year 2007, we entered into a five-year supply agreement with Seiko Epson Corporation ("Epson") under which Epson has manufactured some of our mixed-signal semiconductor products. These products are manufactured by Epson under rights and licenses using our proprietary technology at Epson's fabrication facility located in Sakata, Japan. In fiscal years 2009, 2008, and 2007 the products manufactured by Epson represented 9%, 6% and 1% of our total wafer production, and we expect to continue to rely primarily on our own domestic facilities to meet our wafer production needs.

We have a separate wafer bump manufacturing facility located in Dallas, Texas. We use this facility to manufacture products that utilize chip scale packaging ("CSP") or wafer level packaging ("WLP"). CSP or WLP (collectively referred to as "CSP") enables integrated circuits to be attached directly to a printed circuit board without the use of a traditional plastic package. In addition, we utilize independent subcontractors to perform wafer bump manufacturing to the extent we do not have the internal capacity or capabilities to perform such services.

Once wafer manufacturing has been completed, wafers are generally sorted in order to determine which integrated circuits on each wafer are functional and which are defective. We currently perform wafer sort, final test and shipping activities at two facilities located in Cavite, the Philippines, and Chonburi Province, Thailand. Our finished products ship directly from either Cavite, the Philippines or Chonburi Province, Thailand to customers worldwide or to other Company locations for sale to end-customers or distributors.  In addition, we utilize independent subcontractors to perform wafer sort.

Integrated circuit assembly is performed by foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, China, Taiwan, Singapore, South Korea and Japan, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

After assembly has been completed, the majority of the assembled product is shipped back to our facilities located in Cavite, the Philippines or Chonburi Province, Thailand where the packaged integrated circuits undergo final testing and preparation for customer shipment. In addition, we utilize independent subcontractors to perform final test.

We currently perform substantially all of our module assembly operations in our Batangas, Philippines facility. The Batangas, Philippines facility also performs wafer singulation and tape-and-reel of bumped (CSP or WLP) wafers.

Sales and Marketing

We market our products worldwide through a direct-sales and applications organization and through our own and other unaffiliated distribution channels to a broad range of customers in diverse industries. Our reliance on unaffiliated distributors was minor compared to our direct-sale efforts. Our products typically require a sophisticated technical sales effort. Our sales organization is divided into domestic and international regions. Distributors and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements.

Certain distributors have agreements with us which allow for price protection on certain inventory if we lower the price of our products. Certain distributor agreements also generally permit distributors to exchange a portion of certain purchases on a periodic basis. As is customary in the semiconductor industry, our distributors may market products which compete with our products.

Sales to certain international distributors are made under agreements which permit limited stock return privileges but not sales price rebates.  The agreements generally permit distributors to exchange a portion of their purchases on a periodic basis.  See "Critical Accounting Policies" in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K, which contains information regarding our revenue recognition policy.

We operate in one reportable segment - the design, development, marketing and manufacturing of a broad range of linear and mixed signal integrated circuits. Our primary distributor, Avnet Electronics, accounted for approximately 12% of net revenues in fiscal year 2009. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No single customer accounted for more than 10% of net revenues in fiscal years 2008 and 2007. No single product accounted for more than 10% of net revenues in fiscal years 2009, 2008 and 2007. Based on customers' ship-to locations, international sales accounted for approximately 82%, 81% and 79% of net revenues in fiscal years 2009, 2008 and 2007, respectively. See Note 16, "Segment Information" in the Notes to Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Backlog

At June 27, 2009 and June 28, 2008, our current quarter backlog was approximately $278 million and $326 million, respectively. We include in our backlog customer-released orders with firm schedules for shipment within the next 3 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog at any time should not be used as a measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

Research and Development

We believe that research and development is critical to our future success. Objectives for the research and development function include:

  product definition and development of proprietary products;

  design of parts for high yield and reliability;

  development of manufacturing processes and advanced packaging; and

  development of hardware and software to support the acceptance and design-in of our products in the end customer's system.

Our research and development plans require engineering talent and tools for process technologies, test development, packaging development, product definition, electronic design automation ("EDA"), circuit design, software development and applications support. Research and development expenses were approximately $521.6 million, $580.7 million and $641.0 million in fiscal years 2009, 2008 and 2007, respectively. See "Research and Development" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

Competition

The mixed signal analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some portion of our business.

We believe the principal elements of competition include:

  technical innovation, service and support;
  time to market;
  product performance and features;
  quality and reliability;
  product pricing and delivery capabilities;
  customized design and applications;
  business relationship with customers; and
  manufacturing competence and inventory management.

Our principal competitors include, but are not limited to, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, National Semiconductor Corporation and Texas Instruments Inc. In addition, we expect increased competition in the future from other emerging and established companies. For further description of competitive factors that may affect our future business, please refer to the section entitled "Our Operating Results May Be Adversely Affected by Increasing Competition" contained in Part I, Item 1A of this Annual Report on Form 10-K.

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

We hold and pursue intellectual property, including patents, trademarks and trade secrets as appropriate for our markets and technologies. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from 2009 to 2029. We have also registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions.

There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it.

Employees

As of June 27, 2009, we had 8,765 employees.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please also see the introductory section of this Annual Report on Form 10-K entitled "Forward-Looking Statements" for additional discussion regarding forward-looking statements. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

Our operating results have been adversely affected by unfavorable economic and market conditions, including the current economic downturn

The recent global economic crisis has caused a tightening in the credit markets, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments have negatively affected our business, operating results and financial condition. The current economic environment could also subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products. Accordingly, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, weakness in the market for end users of our products could harm the cash flow of our distributors and resellers who could then delay paying their obligations to us or experience other financial difficulties. This would further increase our credit risk exposure and, potentially, cause delays in our recognition of revenue on sales to these customers.

The turmoil in the global credit markets may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain, persist, or deteriorate further, we may experience material adverse effects on our business, operating results, and financial condition.

We may have difficulties implementing a new enterprise resource planning system, which may adversely affect our operations and financial reporting

We currently expect to implement a new enterprise resource planning ("ERP") system as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. Any difficulties or delays encountered in the implementation or operation of our new ERP system or any difficulties in the operation of our current ERP system could cause us to fail to meet customer demand for our product or could delay our ability to meet our financial reporting obligations which, in turn, could materially adversely affect our results of operations.

Political conditions could materially affect our revenues and results of operations

Political instability or terrorist activity in various regions of the world and other global events could impact economic activity which, in turn, could lead to a contraction of customer demand or a disruption in our operations. In the past, our assembly contractors in Malaysia, South Korea, Thailand and the Philippines have been impacted by political disorders, labor disruptions, criminal activities and natural disasters. We have been affected by these problems in the past and none has materially affected our results of operations to date. However, similar problems in the future or not-yet-materialized consequences of past problems, could affect deliveries of our product to our customers, possibly resulting in substantially delayed or lost sales and/or increased expenses. The occurrence of political conflicts or economic crises in countries where our sort, assembly, test, shipping operations and manufacturing subcontractors or distribution channels or customers are located could materially adversely affect our financial condition and results of operations.

Our quarterly operating results may fluctuate, which could adversely impact our common stock price

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the computer and semiconductor industries;

•	Reduced visibility into our customers' spending plans and associated revenue;

•	The level of price and product competition in our product markets;

•	The impact of the current adverse economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;

•	The overall movement toward industry consolidations among our customers and competitors;

•	Market acceptance of new products and product enhancements;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements; introduced by us or our competitors;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner; and

•	Our levels of expenditure on research and development and sales and marketing programs.

Our products may fail to meet new industry standards or requirements and the efforts to meet such industry standards or requirements could be costly

Many of our products are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards or requirements, we could miss opportunities to achieve crucial design wins which in turn could have a material adverse effect on our business, operations and financial results.

Our manufacturing operations may be interrupted or suffer yield problems

We manufacture most of our wafer production requirements internally. Given the nature of our products, it would be very difficult and costly to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize one of our manufacturing facilities or a third party foundry as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.

The manufacture and design of integrated circuits is highly complex. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, equipment malfunctioning, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues or increases in fixed costs. To the extent we do not achieve acceptable manufacturing yields or there are delays in wafer fabrication, our results of operations could be adversely affected.  In addition, operating expenses related to increases in production capacity may adversely affect our operating results if revenues do not increase proportionately.

Our independent distributors and sales representatives may terminate their relationship with us or fail to make payments on outstanding accounts receivable to us, which would affect our financial results

A portion of our sales is realized through independent electronics distributors that are not under our control. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. We generally require foreign distributors to provide a letter of credit to us in an amount equal to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, could be disruptive to our current business.

Our operating results may be adversely affected by increasing competition

We experience intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than us while others have greater technical resources and proprietary intellectual property rights than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

Our dependence on assembly and test subcontractors may cause delays beyond our control in delivering products to our customers

We rely on assembly and CSP packaging subcontractors located in the Philippines, Malaysia, Thailand, China, Singapore, Taiwan, South Korea and Japan to separate wafers into individual integrated circuits and to package them. None of the assembly subcontractors we currently use are affiliated with us. Reliability problems experienced by our assemblers or the inability to replace an assembly subcontractor could cause serious problems in delivery and quality resulting in potential product liability to us. Such problems could impair our ability to meet our revenue plan in the fiscal period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations.

We perform substantially all of our final testing at our facilities in the Philippines and Thailand. Any prolonged inability to utilize one of our testing facilities as a result of fire, natural disaster, political instability, unavailability of electric power or otherwise, could have a material adverse effect on our results of operations and financial condition.

Any disruptions in our sort, assembly, test or shipping operations or in the operations of our manufacturing subcontractors, including, but not limited to, the inability or unwillingness of any of our subcontractors to produce adequate supplies of processed wafers, integrated circuit packages or tested product conforming to our quality standards or their inability to provide timely delivery of products or services required by us, could adversely affect the continuity of product supply as well as damage our reputation, relationship and goodwill with affected customers. This, in turn, could have a material adverse effect on our results of operations. Furthermore, finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

Shortage of raw materials or supply disruption of such raw materials could harm our business

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

We purchase materials and supplies from many suppliers, some of which are sole-sourced. If the availability of these materials and supplies is interrupted, we may not be able to find suitable replacements. In addition, from time to time natural disasters can lead to a shortage of some of the above materials due to disruption of the manufacturer's production. We devote continuous efforts to maintain availability of all required materials, supplies and subcontract services. However, we do not have long-term agreements providing for all of these materials, supplies and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a material adverse effect on our ability to achieve our production requirements.

Environmental liabilities could force us to expend significant capital and incur substantial costs

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

We may be unable to adequately protect our proprietary rights, which may impact our ability to compete effectively

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

We may experience losses related to intellectual property indemnity claims

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

We are a party to a purported class action securities litigation arising out of our past stock option granting practices the outcome of which could have a material adverse effect on our financial condition, results of operations and cash flows

A purported class action securities lawsuit is pending against the Company, its former chief executive officer (now deceased), its former chief financial officer, and its former treasurer, in connection with the Company's past stock option grant practices. The lawsuit is still in its preliminary stages and its ultimate outcome could have a material adverse effect on our business, financial condition, results of operations or cash flows for a particular period as well as the trading price for our securities.

Litigation is also time-consuming, expensive and disruptive to our normal business operations, and outcomes are difficult to predict. The defense of this lawsuit has resulted and will continue to result in significant legal expenditures and diversion of our management's time and attention from business operations.

For further discussion on legal matters see "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K.

Business interruptions from natural disasters could harm our business

We operate our business in worldwide locations. Our facilities in California, which include our corporate, research and manufacturing facilities, are in close proximity to known earthquake fault zones. In addition, our locations and partner fabrication facilities in Japan and Southeast Asia are susceptible to damage from earthquakes, tsunamis and other natural disasters. In the event of a natural disaster, we may suffer a disruption in our operations which could adversely affect our results of operations.

Our financial condition, operations and liquidity may be materially adversely affected in the event of a catastrophic loss for which we are self-insured

We are primarily self-insured with respect to most of our risks and exposures. Based on management's assessment and judgment, we have determined that it is generally more cost effective to self-insure these risks. The risks and exposures we self-insure include, but are not limited to, fire, property and casualty, natural disasters, product defects, political risk, general liability, theft, counterfeits, patent infringement, certain employment practice matters and medical benefits for many of our domestic (United States) employees. We also maintain insurance contracts with independent insurance companies that provide certain of our employees with health (medical and dental) benefits, worker's compensation coverage, long-term disability income coverage, life insurance coverage and fiduciary insurance coverage for employee and Company funds invested under the Employee Retirement Income and Security Act. In addition, we maintain officer and director liability coverage and certain property insurance contracts with independent insurance companies. Should there be catastrophic loss from events such as fires, explosions or earthquakes or other natural disasters, among many other risks, or adverse court or similar decisions in any area in which we are self-insured, our financial condition, results of operations and liquidity may be materially adversely affected.

We are subject to warranty claims and product liability

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

We manufacture and sell products into many global jurisdictions where our efforts to contractually limit liability for certain damages, including consequential, indirect and non-proximately caused damages may not be enforceable or may be found by a court to not apply in a particular situation. As we continue to partner with certain customers we may be required to accept increasing exposure for liability including product liability. We believe these relationships with key customers will continue to increase. We continue to attempt to structure our customer relationships to reduce such liability exposures. Damages for such liability claims could materially adversely impact the Company financially. Should we choose to not enter into such relationships, our revenues and financial operations could be materially adversely affected.

We may be liable for additional production costs and lost revenues to certain customers with whom we have entered into customer supply agreements, if we are unable to provide a specific part at a certain quantity and product quality

We enter into contracts with certain customers whereby we commit to supply quantities of specified parts at a predetermined scheduled delivery date. The number of such arrangements continues to increase as this practice becomes more commonplace. Should we be unable to supply the customer with the specific part at the quantity and product quality desired on the scheduled delivery date, the customer may incur additional production costs. In addition, the customer may incur lost revenues due to a delay in receiving the parts necessary to have the end-product ready for sale to its customers or due to product quality issues which may arise. Under the customer supply agreements, we may be liable for direct additional production costs or lost revenues. If products were not shipped on time or were quality deficient, we may be liable for penalties and resulting damages. Such liability, should it arise, and/or our inability to meet these commitments to our customers may have a material adverse impact on our results of operations and financial condition and could damage our relationship, reputation and goodwill with the affected customers.

We may pursue acquisitions and investments that could harm our operating results and may disrupt our business

We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary to gain access to key technologies that we believe will augment our existing technical capability and support our business model objectives. Acquisitions, alliances and investments involve risks and uncertainties that may unfavorably impact our future financial performance. If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects that we currently do not foresee. We must implement our technology systems in the acquired operations and effectively integrate the different cultures of acquired business organizations into our own. We may also need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. In addition, because acquisitions of high technology companies are inherently risky, no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition.

If we fail to enter into future vendor managed inventory arrangements or fail to supply the specific product or quantity under such arrangements, the results of our operations and financial condition may be materially adversely impacted

We enter into arrangements with certain original equipment manufacturers ("OEMs") and Electronic Manufacturing Services ("EMS") partners to consign quantities of certain products within close proximity of the OEMs and EMS partners' manufacturing location. The inventory is physically segregated at these locations and we retain title and risk of loss related to this inventory until such time as the OEM or EMS partner pulls the inventory for use in their manufacturing process. Once the inventory is pulled by the OEM or EMS partner, title and risk of loss pass to the customer, at which point we relieve inventory, recognize revenue and the related cost of goods sold. The specific quantities to be consigned are based on a forecast provided by the OEM or EMS partner. Generally, the arrangements with the OEMs and EMS partners provide for transfer of title and risk of loss once product has been consigned for a certain length of time.

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

Our stock price may be volatile

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations including but not limited to the following:

  our anticipated or actual result of operations;

  announcements or introductions of new products by us or our competitors;

  anticipated or actual operating results of our customers, peers or competitors;

  technological innovations or setbacks by us or our competitors;

  conditions in our four major markets;

  the commencement or outcome of litigation or governmental investigations;

  change in ratings and estimates of our performance by securities analysts;

  announcements of merger or acquisition transactions;

  dividend changes;

  changes in our capital structure, including any decision we make in regard to the repurchase of our common stock;

  management changes;

  our inclusion in certain stock indices;

  our inclusion in a national stock exchange;

  our ability to maintain compliance with the SEC reporting requirements; and

  other events or factors beyond our control.

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

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities

A number of factors may increase our future effective tax rates, including:

  the jurisdictions in which profits are determined to be earned and taxed;

  recent changes in our global structure that involve an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

  the resolution of issues arising from tax audits with various tax authorities;

  changes in the valuation of our deferred tax assets and liabilities;

  adjustments to estimated taxes upon finalization of various tax returns;

  increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

  changes in available tax credits;

  changes in share-based compensation;

  changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

  the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

We are subject to taxation in various countries and jurisdictions. Significant judgment is required to determine tax liabilities on a worldwide basis. Our future tax rates could be affected by various changes in the composition of earnings in countries with different tax rates, changes in our global structure, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. We expect our fiscal year 2010 effective tax rate will be materially higher than 35% and that in subsequent years the effective tax rate will begin to decline as our new global strategy becomes fully operational. Any significant increase in our future effective tax rates could reduce net income for future periods and may have a material adverse impact on our results of operations.

Potential Income Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Payroll Taxes

In the past, a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. Many of these options are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). In fiscal year 2008, we took action to cure certain options from exposure under Section 409A. However, there can be no assurance that such action cured all potential circumstances in which Section 409A would apply. Should it be determined that excise taxes under Section 409A were to apply and we decide to reimburse option holders for such taxes, our results of operations may be materially adversely affected. Also we have determined that certain payroll taxes, interest and penalties may apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that our accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

We may be materially adversely affected by currency fluctuations

We conduct our manufacturing and other operations in various worldwide locations. A portion of operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 82%, 81% and 79% of our net revenues in fiscal years 2009, 2008 and 2007, respectively, were shipped to foreign locations. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also decrease revenue and increase our operating costs and the cost of components manufactured abroad, and the cost of our products to foreign customers or decrease the costs of products from our foreign competitors.

We are subject to U.S. Customs and Export Regulations

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

If we fail to attract and retain qualified personnel, our business may be harmed

Our success depends to a significant extent upon the continued service of our chief executive officer, our other executive officers, and key management and technical personnel, particularly our experienced engineers and business unit managers, and on our ability to continue to attract, retain, and motivate qualified personnel. The loss of the services of one or several of our executive officers could have a material adverse effect on us. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or should we be unable to continue to attract, motivate and retain qualified personnel. Should we lose an engineer who is key to a project's completion during the course of a particular project, the project's completion may be delayed. This delay could negatively affect customer relationships and goodwill and could have a material adverse effect on our results of operations.

Our certificate of incorporation contains certain anti-takeover provisions that may discourage, delay or prevent a hostile change in control of our Company

Our certificate of incorporation permits our Board of Directors to authorize the issuance of up to 2,000,000 shares of preferred stock and to determine the rights, preferences and privileges and restrictions applicable to such shares without any further vote or action by our stockholders. Any such issuance might discourage, delay or prevent a hostile change in control of our Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located in Sunnyvale, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal owned general offices and manufacturing facilities at June 27, 2009:

Owned Property Location	Use(s)	Approximate Floor Space (sq. ft.)

Sunnyvale, California	Corporate headquarters, office space, engineering, administration, and other	342,000

San Jose, California	Wafer fabrication, office space and administration	78,000

N. Chelmsford, Massachusetts	Engineering, office space and administration	30,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	222,000

Hillsboro, Oregon	Engineering, manufacturing, office space and administration	325,000

Dallas, Texas	Office space, engineering, manufacturing, administration, wafer fabrication, warehousing, shipping and other	617,000

Irving, Texas	Wafer fabrication space, office space and administration	583,000

San Antonio, Texas	Wafer fabrication, office space and administration	381,000

Cavite, the Philippines	Manufacturing, engineering, administration, office space, shipping and other	237,000

Batangas, the Philippines	Manufacturing, engineering, office space and other	78,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping and other	144,000

Chandler, Arizona	Office space and engineering	18,200

The Irving, Texas facility is not currently operational and will be idle until such time as we need the additional wafer manufacturing capacity.

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

The parties to the derivative litigation in the Delaware Court of Chancery entered into a stipulated settlement agreement on September 16, 2008, conditioned upon final approval by the Delaware Court of Chancery, and subject to enforcement of the final judgment in Delaware approving the settlement to obtain dismissals of all other pending derivative lawsuits in California. On January 2, 2009, the Delaware Court of Chancery issued a Memorandum Opinion approving the settlement in the Ryan, et al. vs. Gifford, et al. action and entered a Final Order and Judgment. The time for appeal of the Final Order and Judgment expired on February 2, 2009, with no party appealing any aspect of the Delaware Final Order and Judgment. All derivative actions pending in the California Superior Court have since been dismissed, with prejudice. All preconditions to distribution of the Delaware settlement proceeds in escrow on behalf of Maxim have been met and the final escrow payment instructions are being circulated and approved by the escrow agent and contributors to the settlement for final distribution to Maxim of the net settlement proceeds of approximately $18.5 million.

On February 6, 2008, a putative class action complaint was filed against the Company, its former chief executive officer, now deceased, and its former chief financial officer in the United States District Court for the Northern District of California.  The complaint, brought on behalf of a putative class of Maxim shareholders who purchased or otherwise acquired their shares between April 29, 2003 and January 17, 2008, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with alleged misrepresentations and omissions concerning the Company's stock option accounting practices.  On May 15, 2008, the Court appointed the Cobb County Government Employees Pension Plan, the DeKalb County Pension Plan and the Mississippi Public Employees Retirement System as co-lead plaintiffs (collectively, "Lead Plaintiffs") and Bernstein Litowitz Berger & Grossman LLP and Chitwood Harley Harnes LLP as co-lead counsel. The lawsuit is still in its preliminary stages and any potential loss is not reasonably estimable at this time.  The Company is defending the action vigorously.  The Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows for a particular period or on the trading price of our Common Stock.

On November 14, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint, which continues to assert claims under Sections 10(b) and 20(a) of the Exchange Act and names the Company, its former chief executive officer, its former chief financial officer and its former treasurer as defendants.  The Consolidated Class Action Complaint seeks damages in an unspecified amount, as well as interest, costs and expenses, including attorneys' fees.  On January 30, 2009, the Company moved to dismiss the Consolidated Class Action Complaint, which motion, on July 16, 2009, was granted in part and denied in part by the Court.  The Company has until August 28, 2009 to answer the Complaint.

Other Legal Proceedings

In addition to the above proceedings, the Company is subject to other legal proceedings and claims that arise in the normal course of the Company's business. The Company does not believe that the ultimate outcome of matters arising in the normal course of business will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has primarily been traded on the NASDAQ National Market ("NASDAQ"), under the symbol, MXIM, since our initial public offering in 1988. We were quoted on the over the counter Pink OTC Markets under the symbol, MXIM.PK from our delisting on October 2, 2007 through our relisting on October 8, 2008. At July 31, 2009, there were 1,023 stockholders of record of our common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2009 and 2008:

	High	Low
Fiscal Year 2009
First Quarter	$22.20	$17.54
Second Quarter	$18.10	$10.75
Third Quarter	$14.11	$10.98
Fourth Quarter	$16.74	$13.21

	High	Low
Fiscal Year 2008
First Quarter	$35.16	$28.21
Second Quarter	$29.61	$22.56
Third Quarter	$26.48	$17.13
Fourth Quarter	$23.90	$19.18

The following table sets forth the dividends paid per share for fiscal years 2009 and 2008:

	Fiscal Years
	2009	2008

First Quarter	$0.2000	$0.1875
Second Quarter	$0.2000	$0.1875
Third Quarter	$0.2000	$0.1875
Fourth Quarter	$0.2000	$0.1875

Issuer Purchases of Equity Securities

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

In the second quarter of fiscal year 2009, the Company repurchased approximately 18.1 million shares of its common stock for $235.1 million. As of the end of fiscal year 2009, the Company was authorized to repurchase up to $514.9 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

Equity Compensation Plan Information

For important information regarding our equity compensation plans, please see Note 6, "Stock-Based Compensation," in the Notes to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Stock Performance Graph

The following line chart compares the cumulative total return on our common stock with the cumulative total return on the NASDAQ Composite Stock Index and Philadelphia Semiconductor Index. The graph assumes $100 invested at the indicated starting date in each of the market indices, with the reinvestment of all dividends.

Comparison of Cumulative Five Year Total Return

$200
$150
$100
$50
$0
2004
2005
2006
2007
2008
2009
Maxim
Nasdaq Composite
Philadelphia Semiconductor Index

$100 invested on 6/26/04 in stock or 6/28/04 in index-including reinvestment of dividends.
Indexes calculated on month-end basis.

Cumulative total returns are as follows:

	Base Year	Fiscal Year Ended
	June 26, 2004	June 25, 2005	June 24, 2006	June 30, 2007	June 28, 2008	June 27, 2009

Maxim Integrated Products, Inc.	100.00	75.37	63.19	66.96	43.48	35.28
NASDAQ Composite	100.00	101.37	104.74	128.52	114.33	90.76
Philadelphia Semiconductor index	100.00	89.16	93.00	104.65	77.07	54.93

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The data set forth below as of June 27, 2009 and June 28, 2008 and for each of the three years in the period ended June 27, 2009 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in this Annual Report on Form 10-K. The following selected financial data as of June 30, 2007, June 24, 2006, and June 25, 2005 and for each of the two years in the period ended June 24, 2006 is derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007	June 24, 2006	June 25, 2005
(Amounts in thousands, except percentages and per share data)
Consolidated Statements of
Income Data:
Net revenues	$ 1,646,015	$ 2,052,783	$ 2,009,124	$ 1,856,945	$ 1,671,734
Cost of goods sold	797,138	804,083	782,494	638,547	499,716
Gross margin	$ 848,877	$ 1,248,700	$ 1,226,630	$ 1,218,398	$ 1,172,018
Gross margin %	51.6%	60.8%	61.1%	65.6%	70.1%
Operating income	$ 17,378	$ 426,053	$ 352,413	$ 525,499	$ 668,769
% of net revenues	1.1%	20.8%	17.5%	28.3%	40.0%
Income before cumulative effect of a change in accounting principle	$ 10,455	$ 317,725	$ 286,227	$ 386,058	$ 462,277
Cumulative effect of a change in accounting principle, net of tax	-	-	-	1,643	-
Net income	$ 10,455	$ 317,725	$ 286,227	$ 387,701	$ 462,277

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$ 0.03	$ 0.99	$ 0.89	$ 1.20	$ 1.42
Cumulative effect of a change in accounting principle	-	-	-	0.01	-
Basic net income per share	$ 0.03	$ 0.99	$ 0.89	$ 1.21	$ 1.42

Diluted:
Before cumulative effect of a change in accounting principle	$ 0.03	$ 0.98	$ 0.87	$ 1.14	$ 1.35
Cumulative effect of a change in accounting principle	-	-	-	-	-
Diluted net income per share	$ 0.03	$ 0.98	$ 0.87	$ 1.14	$ 1.35

Shares used in the calculation of
earnings per share:
Basic	310,805	320,553	320,434	323,460	326,239
Diluted	311,479	325,846	329,883	338,627	342,466

Dividends declared per share	$ 0.800	$ 0.750	$ 0.624	$ 0.475	$ 0.380

As of
	June 27, 2009	June 28, 2008	June 30, 2007	June 24, 2006	June 25, 2005
(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 709,348	$ 1,013,119	$ 577,068	$ 422,333	$ 185,551
Short-term investments	$ 204,055	$ 205,079	$ 722,286	$ 920,317	$ 1,289,141
Total cash, cash equivalents and
short-term investments	$ 913,403	$ 1,218,198	$ 1,299,354	$ 1,342,650	$ 1,474,692
Working capital	$ 1,316,175	$ 1,627,406	$ 1,615,669	$ 1,557,755	$ 1,652,990
Total assets	$ 3,081,775	$ 3,708,390	$ 3,606,784	$ 3,286,537	$ 3,059,939
Stockholders' equity	$ 2,594,465	$ 3,147,811	$ 3,131,934	$ 2,775,489	$ 2,685,505

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

Overview

We are a global company with manufacturing facilities in the United States, Philippines and Thailand, and sales offices and design centers throughout the world. We design, develop, manufacture and market linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations and are incorporated in the state of Delaware. We also provide a range of high-frequency process technologies and capabilities for use in custom designs. The analog market is fragmented and characterized by diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The major end-markets in which we sell our products are the industrial, communications, consumer and computing markets.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; assessment of recoverability of intangible assets and goodwill which impacts write-offs of goodwill and intangible assets; accounting for stock- based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further below. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

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

Sales to certain U.S. distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain U.S. distributors to return a small portion of our products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, we defer recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end-customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes possession of such inventory from its consigned location at which point inventory is relieved, title transfers, and we have a legally enforceable right to collection under the terms of our agreement with the related customers.

The Company makes estimates of potential future returns and sales allowances related to current period product revenue.  Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances.  Estimates made by us may differ from actual returns and sales allowances.  These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 27, 2009 and June 28, 2008, the Company had $10.3 million and $12.1 million accrued for returns and allowances, respectively. During fiscal years 2009 and 2008, the Company recorded $45.2 million and $56.4 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $46.9 million and $56.7 million actual returns and allowances given during fiscal years 2009 and 2008, respectively.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. Our standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on 12 months forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted. Historically, such differences have not been material. During fiscal years 2009, 2008 and 2007, we had inventory write-downs of $38.6 million, $38.1 million and $35.6 million, respectively, due primarily to inventory in excess of forecasted demand.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. We recorded impairment charges of $51.1 million, zero and $10.2 million during fiscal years 2009, 2008 and 2007, respectively.

Intangible Assets and Goodwill

We account for intangible assets in accordance with SFAS No. 144, which requires impairment losses to be recorded on intangible assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the first quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

Stock-Based Compensation

Effective June 26, 2005, we adopted the fair value recognition provision of SFAS 123(R), Share-Based Payment, ("SFAS 123(R)"). SFAS 123(R) requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options and other awards made to our employees and directors in exchange for services, in the income statement. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. We use the Black-Scholes valuation model to measure the fair value of our stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. SFAS 123(R) also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on our operating results. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

Accounting for Income Taxes

We must make certain estimates and judgments in the calculation of income tax expense and in the determination of whether deferred tax assets are more likely than not to be realized. The calculation of our income tax expense and income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. For fiscal years 2007 and prior, we recognized potential liabilities for anticipated income tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether, and the extent to which, additional income tax payments are probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we recorded a contingent loss in accordance with SFAS 5, Accounting for Contingencies ("SFAS 5").

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement framework for financial statement reporting and disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, a tax position is recognized in the financial statements when it is more-likely-than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. Although we believe that the Company's computation of tax benefits to be recognized and realized are reasonable, no assurance can be given that the final outcome will not be different from what was reflected in our income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made. See Note 15 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K for further information related to FIN 48.

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

Litigation and Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against us. We periodically assess each matter in order to determine if a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"), should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. We expense legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained combined with management's judgment regarding all the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we take into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

Pursuant to the Company's charter documents and indemnification agreements, we have certain indemnification obligations to our officers, directors, and certain former officers and directors. More specifically, we have separate written indemnification agreements with our current and former Executive Officers and directors. Pursuant to such obligations, we have incurred substantial expenses related to legal fees for certain former officers of the Company who are or were subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices. We have also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. We expense legal fees as incurred.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	June 27,	June 28,	June 30,
	2009	2008	2007

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	48.4%	39.2%	38.9%
Gross margin	51.6%	60.8%	61.1%
Operating expenses:
Research and development	31.7%	28.3%	31.9%
Selling, general and administrative	12.4%	8.1%	8.5%
In process research & development	0.2%	0.0%	0.0%
Impairment of long-lived assets	3.1%	0.0%	0.5%
Severance and restructing expenses	1.7%	0.7%	0.0%
Other operating expenses	1.4%	3.1%	2.6%
Total operating expenses	50.5%	40.2%	43.5%
Operating income	1.1%	20.6%	17.6%
Interest income and other, net	1.0%	2.8%	3.0%
Income before provision for income taxes	2.1%	23.4%	20.6%
Provision for income taxes	1.5%	8.0%	6.3%
Net income	0.6%	15.4%	14.3%

The following table shows stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007

Cost of goods sold	3.5%	2.2%	4.0%
Research and development	6.1%	5.4%	10.8%
Selling, general and administrative	2.3%	1.6%	2.8%
	11.9%	9.2%	17.6%

Net Revenues

We reported net revenues of $1,646.0 million, $2,052.8 million and $2,009.1 million in fiscal years 2009, 2008 and 2007, respectively. Our net revenues in fiscal years 2009 decreased by 20% compared to our net revenues in fiscal year 2008. This decrease occurred in all four of our end markets due to the overall decline in the global economic environment as revenue from communications products was down 15%, computing products was down 30%, consumer products was down 10% and industrial products declined 22%. The decline in computing products revenue was steeper than other end markets due to our decision to reduce our participation in the notebook power management business during the year. Industrial products also experienced a steeper decline than other markets as it did not recover in the fourth quarter of fiscal year 2009 while Consumer and Computing end markets grew during the period.

Our net revenues in fiscal year 2008 increased by 2.2% compared to our net revenues in fiscal year 2007. This increase was primarily due to an increase in revenues for our computing products during fiscal year 2008. The increased computing products revenue was primarily due to an increase in demand in the notebook market.

Approximately 82%, 81% and 79% of the Company's net revenues in fiscal years 2009, 2008 and 2007, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim, Europe, and Japan. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company's results of operations for fiscal years 2009, 2008 and 2007 was immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 51.6% in fiscal year 2009 compared to 60.8% in fiscal year 2008. The gross margin percentage decreased in fiscal year 2009 from fiscal year 2008 primarily due to lower overall factory utilizations resulting in increased unit costs for our products, an increase in accelerated depreciation expense related to the closure of our Dallas, Texas wafer fabrication facility of $35.7 million or 2.2% of revenues, and underutilization charges below normal capacity of $18.0 million or 1.0%. Increased stock based compensation expenses of $11.1 million primarily due to our tender offer to purchase outstanding options also contributed to a 0.7% decline in the gross margin percentage.

In fiscal year 2008, our gross margin as a percentage of net revenues was 60.8% compared to 61.1% in fiscal year 2007. The gross margin percentage slightly decreased by 0.3% in fiscal year 2008 from fiscal year 2007 due primarily to $22.6 million in accelerated depreciation expense associated with equipment at our Dallas, Texas wafer fabrication facility in fiscal year 2008. During fiscal year 2008, we acquired the storage products division from Vitesse Semiconductor, Inc. Amortization expense associated with intellectual property from this acquisition was $3.8 million in fiscal year 2008. Inventory write-downs for inventory in excess of demand increased by $2.5 million during fiscal year 2008 as compared to fiscal year 2007. Inventory write-downs were $38.1 million and $35.6 million in fiscal years 2008 and 2007, respectively. In addition to the above changes, product mix changes combined with decreased average unit selling prices lead to an unfavorable impact on the gross margin percentage for fiscal year 2008 as compared to fiscal year 2007. The above decreases were offset by $35.2 million decrease in stock-based compensation. This decrease resulted from charges recorded in fiscal year 2007 due to the extension of the terms of vested stock options that would have expired during the "Blackout Period" (as a result of a delay in filing periodic reports with the SEC due to the restatement of past financial statements, the Company suspended the issuance of shares upon exercise of stock options, vesting of restricted stock units, and purchases of stock under the 1987 Employee Stock Participation Plan, as amended, until the Company became current with all of its required SEC filings and its registration statements on Form S-8 became effective on September 30, 2008) as a result of the expiration of the 10 year contractual term and the resulting modification.

Research and Development

Research and development expenses were $521.6 million and $580.7 million for fiscal years 2009 and 2008, respectively, which represented 31.7% and 28.3% of net revenues, respectively. The decrease in research and development expenses was primarily due to decreased salaries, bonuses and benefits of approximately $49.7 million partially attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions. The total impact of the transition was approximately $20.9 million during fiscal year 2009. In addition our reduced profitability and reduced headcount also contributed to lower research and development expenses during fiscal year 2009. Stock-based compensation also decreased by $9.1 million in fiscal year 2009 as compared to fiscal year 2008 primarily due to a reduction in our stock price during the year and reduced granting activity from our decision not to issue annual grants to our employees during our stock option investigation. In addition expenses associated with travel and entertainment declined by approximately $3.5 million due to increased cost control in response to the economic downturn during fiscal year 2009. These decreases were partially offset by an increase in depreciation expense of $7.6 million in fiscal year 2009 as compared to fiscal year 2008 as a result of increased capital investment to continue developing new technology associated with our end-of-line test operations.

Research and development expenses were $580.7 million and $641.0 million for fiscal years 2008 and 2007, respectively, which represented 28.3% and 31.9% of net revenues, respectively. The decrease in research and development expenses was primarily due to decreased stock-based compensation and related expenses. Stock-based compensation decreased by $106.8 million in fiscal year 2008 as compared to fiscal year 2007 primarily due to charges recorded in fiscal year 2007 related to the extension of the terms of vested stock options that would have expired during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charge. The above decrease was offset by $31.8 million increase in salary and related expenses in fiscal year 2008 primarily from salary increases and the hiring of additional engineers to support our research and development and process development efforts. In addition, depreciation expenses increased by $3.1 million in fiscal year 2008 as compared to fiscal year 2007 as a result of increased capital investment to support our research and development efforts primarily associated with our end-of-line operations.

The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, on our success in recruiting the technical personnel needed for our new product introductions and process development. We view research and development expenditures as critical to maintaining a high level of new product introductions, which in turn are critical to our plans for future growth.

Selling, General and Administrative

Selling, general and administrative expenses were $203.8 million and $165.6 million in fiscal years 2009 and 2008, respectively, which represented 12.4% and 8.1% of net revenues, respectively. The increase in selling, general, and administrative expenses for fiscal year 2009 as compared to fiscal year 2008 was primarily due to an increase of $20.9 million in salaries and benefits resulting primarily from the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions. In addition, stock based compensation increased from fiscal year 2008 to fiscal year 2009 by approximately $4.4 million due to the acceleration of expense from our offer to cash-settle outstanding options during the second quarter of fiscal year 2009. In addition, outside services increased from fiscal year 2008 to fiscal year 2009 by approximately $3.9 million primarily attributable to the implementation of our new enterprise resource planning system. These increases were offset by a reduction in reserves for European value added taxes no longer required of $6.3 million and a decline in anticipated bonuses of $4.5 million due to reduced profitability in 2009 compared to 2008.

Selling, general and administrative expenses were $165.6 million and $171.3 million in fiscal years 2008 and 2007, respectively, which represented 8.1% and 8.5% of net revenues, respectively. The decrease in selling, general, and administrative expenses in absolute dollars for fiscal year 2008 as compared to fiscal year 2007 is primarily due to the modification effected in 2007 associated with the extension of the terms of vested stock options that would have expired during the Blackout Period as a result of the expiration of the 10 year contractual term and the resulting modification charges. The decrease in stock based compensation expenses was offset by increases in salaries and benefits of approximately $5.8 million primarily for increased sales and marketing headcount for our anticipated growth.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues, our success in recruiting sales and administrative personnel needed to support our operations.

Impairment of Long-lived Assets

Impairment of long lived assets was $51.1 million in fiscal year 2009 while there were no impairments in fiscal year 2008. The increase in impairments during fiscal year 2009 was due to the $7.3 million charge associated with equipment at our San Jose fabrication facility and the $43.8 million charge associated with excess testers and handlers identified during the second quarter of fiscal year 2009.

Impairment of long lived assets was $10.2 million in fiscal year 2007 resulting from the transfer of certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to Epson's Sakata, Japan facility.

Severance and Restructuring Expenses

Severance and restructuring expenses were $28.1 million and $13.7 million in fiscal years 2009 and 2008, respectively, which represented 1.7% and 0.7% of net revenues, respectively. The increase in severance and restructuring expenses is partially due to the restructuring program announced in the third fiscal quarter of 2009 as a result of the global economic downturn totaling $11.3 million consisting principally of severance and medical benefit costs. In addition the restructuring associated with our Dallas, Texas wafer fabrication facility announced during the third quarter of fiscal year 2008 contributed to the year-over-year increase by approximately $2.1 million.

Other Operating Expenses, Net

Other operating expenses, net include legal and accounting fees directly attributable to the restatement of our previously filed financial statements completed in fiscal year 2009, cost reductions due to the reversal of accruals established in prior years for foreign payroll taxes, interest and penalties related to the misdating of option grants and exercises.

Other operating expenses, net were $23.0 and $62.7 million in fiscal years 2009 and 2008, respectively which represented 1.4% and 3.1% of net revenues, respectively. The reduction in other operating expenses, net is attributable to a $33.3 million reduction in legal expenses related to the stock option investigation and an $11.7 million reduction in accounting fees related to the restatement of our operating results from the investigation. These declines are attributable to the conclusion of the restatement occurring at the end of the first quarter of 2009. The declines were offset by an increase in payroll taxes attributable to the restatement of $3.0 million.

Other operating expenses, net were $62.7 million and $51.7 million in fiscal years 2008 and 2007, respectively which represented 3.1% and 2.6% of net revenues, respectively. The increase in other operating expenses, net was attributable to a $42.7 million increase in legal expenses and accounting fees related to the restatement of our operating results from the investigation. This increase was partially offset by a decline in payroll taxes attributable to the restatement of $25.4 million.

Interest Income and Other, Net

Interest income and other, net decreased to $17.2 million in fiscal year 2009 from $56.7 million in fiscal year 2008, which represented 1.0% and 2.8% of net revenues, respectively. The decrease is partially attributable to a reduction in interest income of $29.7 million resulting from lower average interest rates and reduced average cash and short term investment balances of approximately 15%. In addition we had a $9.6 million gain on the sale of land in San Antonio, Texas in fiscal year 2008 which did not recur in fiscal year 2009.

Interest income and other, net decreased to $56.7 million in fiscal year 2008 from $61.3 million in fiscal year 2007, which represented 2.8% and 3.0% of net revenues, respectively. The decrease is primarily due to reduced interest income of $13.3 million from lower average interest rates combined with a 5% decline in average cash and short term investments. This decrease was partially offset by a $9.6 million gain on the sale of land.

Provision for Income Taxes

Our annual income tax expense was $24.2 million, $165.1 million, and $127.5 million, in fiscal years 2009, 2008, and 2007, respectively. The effective tax rate was 69.8%, 34.2% and 30.8% for fiscal years 2009, 2008 and 2007, respectively. The Company's normal statutory tax rate is 35%. The fiscal year 2009 effective tax rate was higher than the statutory tax rate primarily due to losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and development efforts as well as licensing rights to preexisting intangibles. The tax rate increase generated by foreign losses was partially offset by tax benefits from the retroactive extension of the Federal research tax credit by legislation enacted in the fiscal year 2009; certain executive compensation benefits in the fiscal year 2009; and prior year state tax provision to return adjustments recorded in the fiscal year 2009.

The fiscal years 2008 and 2007 effective tax rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on export sales, research tax credits, and the domestic production deduction. The effective tax rate increased from 2007 to 2008 due to the expiration of the federal research credit on December 31, 2007, the phase-out of the extraterritorial income exclusion, and a nonrecurring tax reserve release in fiscal 2007 due to the expiration of the statute of limitations.

We expect that our fiscal year 2010 effective tax rate will be materially higher than 35% and that in subsequent years the effective tax rate will begin to decline as our new global structure becomes fully operational. However, the effective tax rate could be adversely impacted should the expected tax benefits from the new global structure occur later than expected or be lower than expected, which could have a material adverse impact on our results of operations.

Stock-based Compensation

The following tables show stock-based compensation expense by type of award, resulting tax effect, and related impact on earnings per share included in the Consolidated Statements of Income for fiscal years 2009, 2008 and 2007:

	For the Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(in thousands)
Cost of goods sold
Stock options	$ 33,380	$ 28,550	$ 60,527
Restricted stock units	23,350	17,440	19,228
Employee stock purchase plan	370	-	1,431
	57,100	45,990	81,186

Research and development expense
Stock options	38,237	69,159	162,330
Restricted stock units	61,151	40,752	49,727
Employee stock purchase plan	1,442	-	4,672
	100,830	109,911	216,729

Selling, general and administrative expense
Stock options	21,390	22,141	42,474
Restricted stock units	16,665	11,678	11,941
Employee stock purchase plan	123	-	1,431
	38,178	33,819	55,846

Total stock-based compensation expense
Stock options	93,007	119,850	265,331
Restricted stock units	101,166	69,870	80,896
Employee stock purchase plan	1,935	-	7,534
Pre-tax stock-based compensation expense	196,108	189,720	353,761
Less: Income tax effect	67,430	66,272	121,539
Net stock-based compensation expense	$ 128,678	$ 123,448	$ 232,222

Pre-tax stock based compensation increased to $196.1 million in fiscal year 2009 from $189.7 million in fiscal year 2008, which represented 11.9% and 9.2% of net revenues, respectively. The increase in pre-tax stock based compensation was partially due to the recognition of $75.9 million in stock-based compensation expenses consisting of $8.7 million in additional expense from settlements above fair value and $67.2 million associated with the unamortized compensation expenses on the previously unvested tendered options offset by a reversal of $52.2 million in expenses related to the true-up for previously forfeited options during the second quarter 2009. Expense from options continues to decline due to reduced grants of options to employees subsequent to our adoption of SFAS 123(R). Expense from restricted stock units has increased primarily due to our annual grant made during the second quarter of fiscal year 2009 combined with reduced expense recognized during fiscal year 2008 as a result of the liability accounting for restricted stock units vesting during the Blackout Period and a decline in our stock price.

Pre-tax stock based compensation decreased to $189.7 million in fiscal year 2008 from $353.8 million in fiscal year 2007, which represented 9.2% and 17.6% of net revenues, respectively. The decline in pre-tax stock based compensation was partially attributable to a reduction in expense from our decision to cash-settle expiring options reaching their 10 year contractual terms during the Blackout Period of $92.2 million in fiscal year 2007. In addition, expense associated with our options granted prior to the adoption of SFAS 123(R) declined by $58.4 million as a result of the previously adopted accelerated expense recognition of expense associated with those grants. Expense associated with restricted stock units declined in fiscal year 2008 as a result of the liability accounting for restricted stock units vesting during the Blackout Period and a decline in our stock price.

We expect our stock based compensation expenses to decline in the upcoming fiscal year as a result of our reduced stock price and the elimination of expense associated with stock options issued at higher prices derived from our tender offer to cash-settle certain outstanding options during the second fiscal quarter of 2009.

Recently Issued Accounting Pronouncements

In the first quarter of our fiscal year 2009, Maxim adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with the generally accepted accounting principles in the U.S. ("GAAP") and expands disclosures about fair value measurements. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The adoption of SFAS 157 did not have a significant impact on our consolidated financial condition, results of operations or liquidity.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FSP 141 R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. These standards are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on our consolidated financial position and results of operations.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the disclosure requirements of SFAS 161 effective with the three months ended March 28, 2009. Adoption of SFAS 161 did not have a significant impact on our consolidated financial position, results of operations and cash flows.

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

In June 2008, FASB issued FSP No. EITF 03-6-1 ("FSP EITF 03-6-1"), Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that qualify as participating securities, should be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period earnings per share data being adjusted retrospectively. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on our calculation of earnings per share.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2/124-2"). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 115-2/124-2 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FSP 107-1/APB 28-1"). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No.165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the year ended June 27, 2009, the Company adopted SFAS No. 165. The Company evaluated subsequent events through the date and time the financial statements were issued on August 26, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification™ (the "Codification") and the Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"). SFAS No. 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles ("GAAP"), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 168 is not expected to have a material impact on our consolidated financial statements.

Backlog

At June 27, 2009 and June 28, 2008, our current quarter backlog was approximately $278 million and $326 million, respectively. We include in our backlog customer-released orders with firm schedules for shipment within the next 3 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog at any time should not be used as a measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

Financial Condition, Liquidity and Capital Resources

Our primary sources of funds for fiscal years 2009, 2008 and 2007 have been net cash generated from operating activities of approximately $445.8 million, $519.4 million and $616.6 million, respectively. The 2009 decrease from 2008 in cash generated from operating activities of $73.6 million was primarily attributable to a reduction in net income offset by non-cash charges of $185.8 million, which was, in turn, offset by a decrease in working capital by $112.2 million. Accounts receivable at the end of fiscal year 2009 declined by $64.2 million or 24% compared to the amount at the end of fiscal year 2008 primarily due to the 21% decline in revenues during the fourth fiscal quarter of 2009 compared to the fourth fiscal quarter of 2008. Additionally, inventories at the end of fiscal year 2009 declined by $54.6 million or 20% compared to fiscal year 2008 due to the decline in revenues. Current liabilities at the end of fiscal year 2009 declined by $150.4 million primarily due to payments associated with options expiring during the Blackout Period, the RSU Loan program and to a lesser extent a reduction in anticipated bonuses.

The 2008 decrease from 2007 in cash generated from operating activities of $97.2 million was primarily attributable to increased working capital of $80.7 million combined with a decrease in net income offset by non-cash charges of $16.4 million. Legal and accounting fees related to the restatement increased $42.7 million between 2007 and 2008 contributing to the decline in cash flows from operations.

Cash used in investing activities was $191.7 million in fiscal year 2009 while cash provided by investing activities was $265.1 million in fiscal year 2008. The decrease in cash from investing activities is primarily attributable to the reduction in net proceeds from the sale of available for sale securities of $516.7 million primarily offset by a reduction in purchases of property, plant and equipment of $80.4 million.

Cash provided by investing activities was $265.1 million in fiscal year 2008 while cash used in investing activities was $202.9 million in fiscal year 2007. The increase in cash from investing activities was primarily due to an increase in net proceeds from the sale of available-for-sale securities of $311.5 million combined with a $185.9 million reduction in property plant and equipment purchases. The increases were offset by cash used in the acquisition of the Storage products division of Vitesse Semiconductor of $64.1 million.

Cash used in financing activities was $557.8 million in fiscal year 2009 and $348.5 million in fiscal year 2008. The increase in cash used from financing activities was primarily due to an increase in repurchases of common stock of $235.1 million as we commenced a new share repurchase program during fiscal year 2009. Additionally cash used for payments associated with employee tax withholdings associated with the release of vested restricted stock units increased by $25.9 million, as there were no releases of restricted stock units during 2008 due to the suspension on the issuance of our common stock. Cash used pursuant to the RSU loan program increased by $10.3 million due to additional payments associated with the final settlement under the program during the second quarter 2009, additionally, we repurchased underwater options totaling $5.2 million in fiscal year 2009. The increases in cash used were primarily offset by a reduction in cash used for the settlement of options of $71.2 million under the goodwill payment program available during the Blackout Period.

As of June 27, 2009, our available funds consisted of $913.4 million in cash, cash equivalents, and short-term investment securities. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, and dividend payments for the next twelve months.

Contractual Obligations

The following table summarizes the Company's significant contractual obligations at June 27, 2009, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at June 27, 2009:

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Operating lease obligations (1)	$ 31,444	$ 6,895	$ 10,934	$ 6,409	$ 7,206
Royalty obligations (2)	40,000	10,000	20,000	10,000	-
Capital equipment and inventory related
purchase obligations (3)	25,064	5,660	4,472	3,752	11,180
Total	$ 96,508	$ 22,555	$ 35,406	$ 20,161	$ 18,386

(1)	The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2014.
(2)	Royalty obligations represent payments for licensed patents.
(3)

Capital equipment purchase obligations represent commitments for purchase of plant and equipment. The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

As of June 27, 2009, our gross unrecognized income tax benefits were $137.3 million, which excludes $21.8 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 27, 2009, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio, which includes U.S. Treasury securities. Maxim limits portfolio duration to reduce default risk, market risk and reinvestment risk. Maxim does not use derivative financial instruments to hedge the risks of interest rate volatility. At June 27, 2009, the Company investment portfolio had an expected weighted average return of 2.9% (2.7% at June 28, 2008) and a weighted maturity of 170 days (532 days at June 28, 2008). In addition at June 27, 2009, we maintained a significant portfolio of money market investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Foreign Currency Risk

We generate revenues outside the United States based on orders obtained in various non-U.S. currencies, primarily the Japanese Yen, the British Pound and the Euro.  Maxim incurs expenditures denominated in various non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company's end of line manufacturing activities in the Philippines and Thailand. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies.  Maxim has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange movements.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Maxim typically enters into currency forward contracts quarterly to hedge exposures associated with the Company expenditures denominated in Philippine Pesos and Thailand Baht. Maxim enters into contracts each quarter for the Company accounts receivable and for its backlog denominated in Japanese Yen, British Pound and Euro. These instruments generally have a maturity of less than one year. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities are recognized in Interest income and other, net in the consolidated statements of income.

Foreign exchange contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the year ended June 27, 2009 and June 28, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 27, 2009. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 27, 2009.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 27, 2009. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management has concluded that, as of June 27, 2009, our internal control over financial reporting was effective, in all material respects, based on these criteria. Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company's internal control over financial reporting. Deloitte & Touche has issued an attestation report concurring with management's assessment, which is included at the end of this Item of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.:

We have audited the internal control over financial reporting of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 27, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 27, 2009 of the Company and our report dated August 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 26, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this item is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings "Proposal 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and their ages as of July 5, 2009.

Name	Age	Position
Tunc Doluca	51	President and Chief Executive Officer
Bruce E. Kiddoo	48	Vice President, Chief Financial Officer and Principal Accounting Officer
Vivek Jain	49	Senior Vice President
Edwin Medlin	52	Vice President, Senior Counsel
Matthew J. Murphy	36	Vice President
Christopher J. Neil	43	Vice President
Pirooz Parvarandeh	49	Group President
Charles G. Rigg	65	Senior Vice President
Vijay Ullal	50	Group President

Mr. Doluca has served as a director of Maxim as well as the President and Chief Executive Officer since January 2007. He joined Maxim in October 1984 and served as Vice President from 1994 to 2004. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1994, he served in a number of integrated circuit development positions.

Mr. Kiddoo joined Maxim in September 2007 as Vice President of Finance. On October 1, 2008, immediately following the completion of Maxim's restatement of previously filed financial statements, Mr. Kiddoo was appointed Chief Financial Officer and Principal Accounting Officer of Maxim. Prior to joining Maxim, Mr. Kiddoo held various positions at Broadcom Corporation, a global semiconductor company, beginning in December 1999. Mr. Kiddoo served as Broadcom's Corporate Controller and Principal Accounting Officer from July 2002 and served as Vice President from January 2003. He also served as Broadcom's Acting Chief Financial Officer from September 2006 to March 2007.

Vivek Jain joined Maxim in April 2007 as Vice President responsible for our wafer fabrication operations. In June 2009 Mr. Jain was promoted to Senior Vice President with expanded responsibility for managing test and assembly operations in addition to wafer fabrication operations. Prior to joining Maxim, Mr. Jain was Plant Manger for several years at Intel Corporation's Technology Development and Manufacturing facility in Santa Clara, California responsible for 65nm flash manufacturing/transfer and development of 45nm flash technology. Mr. Jain has published over 30 papers and holds over 10 patents in the field of semiconductor technology.

Mr. Medlin joined Maxim in November 1999 as Director and Associate General Counsel. He was promoted to Vice President and Senior Counsel in April 2006. Prior to joining Maxim, he was with the law firm of Ropers, Majeski, Kohn and Bentley from 1987 to 1994 where he held various positions, including director. From 1994 to 1997 he was with Fox Factory, Inc., a privately held manufacturing company where he held the positions of General Counsel, and later, General Manager. From 1997 to 1999 he was with RockShox, Inc., a publicly traded corporation, where he held the positions of General Counsel and then Vice President of Global Sales and Marketing.

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

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to all directors and employees, including but not limited to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or entity, and (v) accountability for adherence to the Code of Ethics. A copy of Code of Ethics is available on our website at http://www.maxim-ic.com/company/policy. A hard copy of the Code of Ethics will be sent free of charge upon request.

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Performance Graph."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of Compensation Committee" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. "

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading "Corporate Governance" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings "Report of the Audit Committee" and "Principal Accountant Fees and Services."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements.
	Consolidated Balance Sheets at June 27, 2009 and June 28, 2008	42
	Consolidated Statements of Income for each of the three years in the period ended June 27, 2009	43
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 27, 2009	44
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 27, 2009	45
	Notes to Consolidated Financial Statements	46
	Report of Independent Registered Public Accounting Firm	83
(2)	Financial Statement Schedule.
	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.
	Schedule II - Valuation and Qualifying Accounts	84
	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 27,	June 28,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$ 709,348	$ 1,013,119
Short-term investments	204,055	205,079
Total cash, cash equivalents and short-term investments	913,403	1,218,198
Accounts receivable, net of allowances of $13,163 in 2009 and $15,228 in 2008	207,807	272,029
Inventories	217,847	272,421
Deferred tax assets	211,879	253,490
Other current assets	34,015	30,423
Total current assets	1,584,951	2,046,561
Property, plant and equipment, net	1,366,052	1,485,200
Other assets	130,772	176,629
TOTAL ASSETS	$ 3,081,775	$ 3,708,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 70,087	$ 79,673
Income taxes payable	2,140	825
Accrued salary and related expenses	141,334	249,079
Accrued expenses	38,455	68,131
Deferred income on shipments to distributors	16,760	21,447
Total current liabilities	268,776	419,155
Other liabilities	26,398	30,791
Income taxes payable	124,863	110,633
Deferred tax liabilities	67,273	-
Total liabilities	487,310	560,579

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	-	-
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 306,019 in 2009 and 320,553 in 2008	306	321
Additional paid-in capital	21,205	251,478
Retained earnings	2,580,610	2,901,139
Accumulated other comprehensive loss	(7,656)	(5,127)
Total stockholders' equity	2,594,465	3,147,811
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 3,081,775	$ 3,708,390

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007

Net revenues	$ 1,646,015	$ 2,052,783	$ 2,009,124
Cost of goods sold	797,138	804,083	782,494
Gross margin	848,877	1,248,700	1,226,630
Operating expenses:
Research and development	521,628	580,669	641,047
Selling, general and administrative	203,770	165,568	171,274
In process research & development	3,900	-	-
Impairment of long-lived assets	51,112	-	10,204
Severance and restructing expenses	28,124	13,676	-
Other operating expenses, net	22,965	62,734	51,692
Total operating expenses	831,499	822,647	874,217
Operating income	17,378	426,053	352,413
Interest income and other, net	17,241	56,727	61,267
Income before provision for income taxes	34,619	482,780	413,680
Provision for income taxes	24,164	165,055	127,453
Net income	$ 10,455	$ 317,725	$ 286,227

Earnings per share:
Basic net income per share	$ 0.03	$ 0.99	$ 0.89
Diluted net income per share	$ 0.03	$ 0.98	$ 0.87

Shares used in the calculation of earnings per share:
Basic	310,805	320,553	320,434
Diluted	311,479	325,846	329,883

Dividends declared per share	$ 0.800	$ 0.750	$ 0.624

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value
(In thousands)

Balance, June 25, 2006	320,075	$ 320	$ 22,105	$2,761,183	$ (8,119)	$ 2,775,489
Components of comprehensive income:
Net income				286,227		286,227
Unrealized gain (loss) on forward-exchange
contracts, net of tax					(79)	(79)
Tax effect of the unrealized exchange gain (loss) on
long-term intercompany receivable					(6,505)	(6,505)
Unrealized gain (loss) on available-for-sale
investments, net of tax					6,432	6,432
Total comprehensive income						286,075
Exercises under the Stock Option and
Purchase Plans	2,577	3	25,672			25,675
Repurchase of common stock	(2,099)	(2)	(60,765)			(60,767)
Stock based compensation			330,916			330,916
Tax benefit (shortfall) on settlement of
equity instruments			14,255			14,255
Modification of equity instruments to liability			(39,580)			(39,580)
Dividends declared and paid				(200,129)		(200,129)
Balance, June 30, 2007	320,553	321	292,603	2,847,281	(8,271)	3,131,934
Cumulative effect adjustment on
adoption of EITF 06-10				(14,089)		(14,089)
Cumulative effect adjustment on
adoption of FIN 48			(19,150)	(9,363)		(28,513)
Components of comprehensive income:
Net income				317,725		317,725
Unrealized loss on forward-exchange
contracts, net of tax					(77)	(77)
Tax effect of the unrealized exchange gain on
long-term intercompany receivable					1,999	1,999
Unrealized gain on available-for-sale
investments, net of tax					1,222	1,222
Total comprehensive income						320,869
Stock based compensation			111,450			111,450
Tax benefit (shortfall) on settlement of
equity instruments			(4,762)			(4,762)
Modification of equity instruments to liability			(128,663)			(128,663)
Dividends declared and paid				(240,415)		(240,415)
Balance, June 28, 2008	320,553	321	251,478	2,901,139	(5,127)	3,147,811
Components of comprehensive income:
Net income				10,455		10,455
Unrealized actuarial gain (loss) on post-retirement
benefits, net of tax					(3,762)	(3,762)
Tax effect of the unrealized exchange gain (loss) on
long-term intercompany receivable					552	552
Unrealized gain (loss) on available-for-sale
investments, net of tax					681	681
Total comprehensive income						7,926
Repurchase of common stock	(18,132)	(18)	(174,172)	(60,942)		(235,132)
Common stock issued under stock plans, net
of shares withheld for employee taxes	3,598	3	(20,590)			(20,587)
Stock based compensation			162,010			162,010
Tax benefit (shortfall) on settlement of
equity instruments			(195,294)	(21,541)		(216,835)
Modification of equity instruments to liability			(18,658)			(18,658)
Modification of liability instruments to equity			16,431			16,431
Dividends declared and paid				(248,501)		(248,501)
Balance, June 27, 2009	306,019	$ 306	$ 21,205	$2,580,610	$ (7,656)	$ 2,594,465

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended June
	June 27,	June 28,	June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$ 10,455	$ 317,725	$ 286,227
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	196,108	189,720	353,761
Depreciation and amortization	205,423	161,907	104,643
Deferred taxes	202,352	(14,648)	(103,526)
In process research & development	3,900	-	-
Loss (gain) from sale of property, plant and equipment	2,695	(9,578)	(1,197)
Gain from sale of equity investments	(529)	-	-
Tax benefit (shortfall) related to stock-based compensation	(216,835)	(4,762)	14,255
Excess tax benefit related to stock-based compensation	(670)	(558)	(8,150)
Impairment of long lived assets	51,112	-	10,190
Changes in assets and liabilities:
Accounts receivable	65,288	(27,031)	52,287
Inventories	49,124	(9,287)	(54,242)
Other current assets	3,226	(13,660)	4,030
Accounts payable	(5,988)	(13,383)	(12,278)
Income taxes payable	15,545	(4,507)	(14,046)
Deferred income on shipments to distributors	(4,687)	(2,194)	2,514
Accrued liabilities - goodwill payments above settlement date fair value	(40,681)	(38,376)	-
All other accrued liabilities	(90,043)	(11,944)	(17,909)
Net cash provided by operating activities	445,795	519,424	616,559

Cash flows from investing activities:
Purchases of property, plant and equipment	(135,429)	(215,870)	(401,740)
Proceeds from sale of property, plant, and equipment	947	16,369	2,334
Acquisition	(61,010)	(64,123)	-
Other non-current assets	873	9,131	(11,665)
Purchases of available-for-sale securities	(5,524)	(316,182)	(779,652)
Proceeds from sales/maturities of available-for-sale securities	8,426	835,764	987,789
Net cash provided by (used in) investing activities	(191,717)	265,089	(202,934)

Cash flows from financing activities
Excess tax benefit from stock-based compensation plans	670	558	8,150
Mortgage liability assumption	(40)	(40)	3,347
Settlement date fair value of goodwill payments	(7,733)	(78,940)	-
Repurchase of options	(5,211)	-	-
Cash settlement of vested restricted stock units	(1,910)	(4,339)	(5,677)
Payouts under the RSU loan program	(35,578)	(25,286)	(29,489)
Repayment of notes payable	(3,827)	-	-
Issuance of common stock	(20,587)	-	25,675
Repurchase of common stock	(235,132)	-	(60,767)
Dividends paid	(248,501)	(240,415)	(200,129)
Net cash used in financing activities	(557,849)	(348,462)	(258,890)

Net (decrease) increase in cash and cash equivalents	(303,771)	436,051	154,735
Cash and cash equivalents:
Beginning of year	1,013,119	577,068	422,333
End of year	$ 709,348	$ 1,013,119	$ 577,068

Supplemental disclosures of cash flow information:
Cash paid, net during the year for income taxes	$ 21,650	$ 202,280	$ 229,296

Noncash financing and investing activities:
Accounts payable related to property, plant
and equipment purchases	$ 15,712	$ 20,992	$ 23,500

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. ("Maxim," the "Company," "we," "us" or "our") designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations and is incorporated in the state of Delaware. The Company also provides a range of high-frequency process technologies and capabilities for use in custom designs. The analog market is fragmented and characterized by diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. Maxim is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. Integrated circuit assembly is performed by foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, China, Taiwan, Singapore, South Korea and Japan, where wafers are separated into individual integrated circuits and assembled into a variety of packages. The major end-markets the Company's products are sold in are the communications, computing, consumer and industrial markets.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2009 and 2008 were 52-week fiscal years. Fiscal year 2007 was a 53-week fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, valuation allowance for deferred tax assets, reserves relating to uncertain tax positions, allowances for doubtful accounts, customer returns and allowances, inventory valuation, reserves relating to litigation matters, accrued liabilities and reserves and assumptions related to the calculation of stock-based compensation. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condition for control of entities is the ownership of a majority voting interest and ability to otherwise exercise control over the entity.

Reclassifications

Certain prior-year amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

The reclassifications included the following:

  The reclassification of certain expense items from research and development and selling, general and administrative expenses into other operating expenses, net. These costs include legal and accounting fees directly attributable to the restatement of the Company's previously filed financial statements, cost reductions due to the reversal of accruals established in prior years for foreign payroll taxes, interest and penalties related to the misdating of option grants and exercises. These foreign payroll tax accruals were reversed due to the expiration of the statute of limitations in various foreign jurisdictions.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The reclassification of severance and restructuring expenses into a separate line within operating expenses. These expenses were previously included in cost of goods sold, research and development and selling, general and administrative expenses.

  The reclassification of impairment of long-lived assets into a separate line item within operating expenses. These expenses were previously included in cost of goods sold.

The impact of the reclassifications for the years ended June 28, 2008 and June 30, 2007 were as follows:

	Year Ended			Year Ended
	June 28,	Adjustments	June 28,	June 30,	Adjustments	June 30,
	2008 (as reported)		2008 (revised)	2007 (as reported)		2007 (revised)
	(Amounts in thousands)			(Amounts in thousands)

Cost of goods sold	$ 814,395	$ (10,312)	$ 804,083	$ 792,697	$ (10,203)	$ 782,494
Gross margin	1,238,388	10,312	1,248,700	1,216,427	10,203	1,226,630

Research and development	577,748	2,921	580,669	659,541	(18,494)	641,047
Selling, general and administrative	234,587	(69,019)	165,568	204,473	(33,199)	171,274
Impairment of long-lived assets	-	-	-	-	10,204	10,204
Severance and restructing expenses		13,676	13,676		-	-
Other-operating expenses	-	62,734	62,734	-	51,692	51,692
Total operating expenses	$ 812,335	$ 10,312	$ 822,647	$ 864,014	$ 10,203	$ 874,217

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

The Company's cash equivalents and short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of stockholders' equity. Realized gains and losses on sales of investment securities are determined based on the specific identification method and are included in "Interest income and other, net" in the Consolidated Statements of Income.

Derivative Instruments

The Company generates revenues outside the United States based on orders obtained in various non-U.S. currencies, primarily the Japanese Yen, the British Pound and the Euro. Maxim incurs expenditures denominated in Philippine Pesos and Thailand Baht associated with the Company's end of line manufacturing activities in the Philippines and Thailand, respectively. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies. Maxim has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange movements.

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

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S.-dollar- denominated cash flows. These contracts are designated as cash flow hedges and recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than 6 months. All realized and unrealized gains and losses are included in "Interest income and other, net" in the Consolidated Statements of Income.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current and noncurrent liabilities. The fair value of the Company's financial instruments approximate carrying values due to their short-term nature.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand.

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

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. ("SFAS No. 144"). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product Warranty

The Company warrants its products to its customers generally for one year from the date of shipment, but in certain cases for longer periods. In certain other cases, the Company's product warranty may include significant financial responsibility beyond the cost of replacing the product. If there is a material increase in the rate of customer claims or the Company's estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may record a charge against future cost of sales. Warranty expense has historically been immaterial to the Company's financial statements.

Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims, property and casualty and general liability. The Company's workers' compensation insurance has a $1.0 million deductible per case. Accruals are primarily based on the estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims.  Amounts accrued for defective product claims, employment practice claims, workers' compensation claims, property and casualty and general liability of $5.5 million and $11.8 million are included in accrued expenses as of June 27, 2009 and June 28, 2008, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims are included in accrued salary and related expenses and were not material as of June 27, 2009 and June 28, 2008, respectively.

Retirement Benefits

The Company periodically provides medical benefits to former employees pursuant to retirement agreements and other post-employment arrangements. The Company accounts for medical benefits to individuals pursuant to a documented plan under Statement of Financial Accounting Standards No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, while one-off employment arrangements are treated as post-employment benefits recognized when the liability is incurred and the amount is estimable under Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits an amendment of FASB Statement No. 5 and 43 ("SFAS 112").

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in SFAS No. 109, Accounting for Income Taxes.  The Company records the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns.  A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement framework for the financial statement reporting and disclosure of an income tax position taken or expected to be taken on a tax return. Under FIN 48, a tax position is recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. The cumulative effect of adopting FIN 48 was a $9.4 million and $19.2 million decrease in retained earnings and additional-paid-in-capital, respectively, at the beginning of fiscal year 2008.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws across multiple tax jurisdictions. Although FIN 48 provides clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with the Company's expectations could have a material impact on the Company's results of operations.

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

Sales to certain U.S. distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain U.S. distributors to return a small portion of the Company's products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, the Company defers recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end-customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes possession of such inventory from its consigned location at which point inventory is relieved, title transfers, and the Company has a legally enforceable right to collection under the terms of the Company's agreement with the related customers.

The Company makes estimates of potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by the Company may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made. At June 27, 2009 and June 28, 2008, the Company had $10.3 million and $12.1 million accrued for returns and allowances, respectively. During fiscal years 2009 and 2008, the Company recorded $45.2 million and $56.4 million for estimated returns and allowances against revenues, respectively.  These amounts were offset by $46.9 million and $56.7 million actual returns and allowances given during fiscal years 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist of expenditures for labor and benefits, masks, prototype wafers and depreciation.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were $6.8 million, $7.5 million, and $9.2 million in fiscal years 2009, 2008, and 2007, respectively.

Shipping Costs

Shipping costs billed to customers are included in net revenues and the related shipping costs are included in cost of goods sold.

Stock-Based Compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SFAS 123(R) also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on the Company's operating results. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

Restructuring

Post-employment benefits accrued for workforce reductions related to restructuring activities under the Company's de facto severance plan in the United States are accounted for under SFAS 112. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), generally costs associated with restructuring activities initiated outside the United States have been recognized when they are incurred.

The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

Foreign Currency Translation and Remeasurement

The U.S. dollar is the functional currency for the Company's foreign operations. Using the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of Income are remeasured at the average exchange rates during the year.

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method. See Note 7 "Earnings Per Share" of these Notes to the Consolidated Financial Statements.

Litigation and Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against the Company. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with SFAS 5, should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. The Company expenses legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained combined with management's judgment regarding all the facts and circumstances of each matter, the Company determines whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact its results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting the Company's results of operations.

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. More specifically, we have separate written indemnification agreements with our current and former Executive Officers and directors. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. The Company expenses such amounts as incurred.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. Our primary distributor, Avnet Electronics, accounted for approximately 12% of net revenues in fiscal year 2009. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No single customer accounted for more than 10% of net revenues in fiscal years 2008 and 2007.

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

Concentration of Other Risks

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, both in the United States and abroad; economic conditions specific to the semiconductor industry and to the analog and mixed signal portion of that industry; demand for the Company's products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability of materials, supplies, machinery and equipment; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and, to a small extent, wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Recently Issued Accounting Pronouncements

In the first quarter of our fiscal year 2009, Maxim adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with the generally accepted accounting principles in the U.S. ("GAAP") and expands disclosures about fair value measurements. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The adoption of SFAS 157 did not have a significant impact on our consolidated financial condition, results of operations or liquidity.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FSP 141 R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

carries forward most of the provisions in SFAS 141 for acquired contingencies. These standards are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on our consolidated financial position and results of operations.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires the Company to provide enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (iii) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. These disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the disclosure requirements of SFAS

161 effective with the three months ended March 28, 2009. Adoption of SFAS 161 did not have a significant impact on our consolidated financial position, results of operations and cash flows.

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

In June 2008, FASB issued FSP No. EITF 03-6-1 ("FSP EITF 03-6-1"), Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that qualify as participating securities, should be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period earnings per share data being adjusted retrospectively. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on our calculation of earnings per share.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2/124-2"). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 115-2/124-2 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FSP 107-1/APB 28-1"). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for fiscal periods ending after June 15, 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No.165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the year ended June 27, 2009, the Company adopted SFAS No. 165. The Company evaluated subsequent events through the date and time the financial statements were issued on August 26, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification™ (the "Codification") and the Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"). SFAS No. 168 confirmed that the Codification will become the single official source of GAAP, (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 168 is not expected to have a significant impact on our consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

The components of inventories consist of:

	June 27, 2009	June 28, 2008
Inventory:	(In thousands)
Raw materials	$ 14,235	$ 16,729
Work-in-process	166,970	200,556
Finished goods	36,642	55,136
	$ 217,847	$ 272,421

Inventory write-downs were $38.6 million and $38.1 million in fiscal years 2009 and 2008, respectively, and included in cost of goods sold.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment, net consist of:

	June 27, 2009	June 28, 2008
Property and equipment:	(In thousands)
Land	$ 87,237	$ 87,237
Buildings and building improvements	381,828	393,580
Machinery and equipment	1,843,781	2,023,199
	2,312,846	2,504,016
Less accumulated depreciation	(946,794)	(1,018,816)
	$ 1,366,052	$ 1,485,200

The Company recorded $191.1 million, $155.2million and $101.0 million of depreciation expense in fiscal years 2009, 2008 and 2007, respectively.

The components of other assets consist of:

	June 27, 2009	June 28, 2008
Other Assets:	(In thousands)
Deferred tax assets	$ 5,914	$ 88,630
Intangible assets, net (Note 11)	76,295	48,921
Goodwill (Note 11)	26,710	12,734
Other	21,853	26,344
	$ 130,772	$ 176,629

NOTE 4: FAIR VALUE MEASUREMENTS

The Company adopted the provisions of Statement of Financial Accounting Standard No.157 ("SFAS 157") for its financial assets and liabilities at the beginning of its fiscal year 2009. SFAS 157 defines that fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company's Level 1 assets and liabilities consist of U.S. Treasury securities and money market funds.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. The company uses observable market prices for comparable instruments to value its derivative instruments.

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

The Company has no assets or liabilities utilizing Level 3 inputs.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis as of June 27, 2009 were as follows:

		Fair Value Measurements Using
	Balance as of June 27, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds (1)	$ 683,115	$ 680,997	$ 2,118	$ -
U.S. Treasury Notes (2)	204,614	204,614	-	-
Foreign currency derivative contracts, net	(480)	-	(480)	-
Total assets measured at fair value	$ 887,249	$ 885,611	$ 1,638	$ -
(1)	Included in cash and cash equivalents in the accompanying Consolidated Balance Sheets as of June 27, 2009
(2)	Included in short-term investments in the accompanying Consolidated Balance Sheets as of June 27, 2009

Note 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, which includes U.S. Treasury securities. The Company limits portfolio duration to reduce default risk, market risk and reinvestment risk. The Company does not use derivative financial instruments to hedge the risk of interest rate volatility. At June 27, 2009, the Company investment portfolio had an expected weighted average return of 2.9% (2.7% at June 28, 2008) and a weighted maturity of 170 days (532 days at June 28, 2008). In addition at June 27, 2009, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Foreign Currency Risk

The Company generates revenues outside the United States based on orders obtained in various non-U.S. currencies, primarily the Japanese Yen, the British Pound and the Euro.  Maxim incurs expenditures denominated in various non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company end of line manufacturing activities in the Philippines and Thailand, respectively. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies.  Maxim has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange movements.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts quarterly to hedge exposures associated with the Company expenditures denominated in Philippine Pesos and Thailand Baht. Maxim enters into contracts each quarter for the Company accounts receivable and for backlog denominated in Japanese Yen, British Pound and Euro. These instruments generally have a maturity of less than one year. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities are recognized in Interest income and other, net in the Consolidated Statements of Income.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign exchange contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial in fiscal year 2009, 2008 and 2007.

The fair values and effect of derivative instruments not designated as hedging instruments on the consolidated financial statements was as follows:

Fair Value of Derivative Instrument
Derivative not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value June 27, 2009	Fair Value June 28, 2008

(in thousands)
Foreign exchange contracts	Accounts receivable, net	$ (480)	$ (809)
Total		$ (480)	$ (809)

Derivatives Not Designated as Hedging Instruments Under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		Year Ended	Year Ended	Year Ended
		June 27, 2009	June 28, 2008	June 30, 2007
(in thousands)
Foreign exchange contracts	Interest income and other, net	$ (2,120)	$ 1,548	$ 632
Total		$ (2,120)	$ 1,548	$ 632

Volume of Derivative Activity

The total gross notional amount for foreign currency forward contracts, recorded at fair value, is $77.3 million and $54.6 million as of June 27, 2009 and June 28, 2008, respectively. All of the Company's currency forward contracts are single delivery, which are settled at maturity involving one cash payment exchange.

Total gross U.S. Dollar notional amounts for foreign currency forward contract, presented by currency, are as follows:

In United States Dollars	June 27, 2009	June 28, 2008
	(in thousands)
Euro	$ 28,054	$ 19,651
Japanese Yen	36,533	24,671
British Pound	6,045	9,763
Other	6,703	482
Total	$ 77,335	$ 54,567

NOTE 6: STOCK-BASED COMPENSATION

At June 27, 2009, the Company had five stock option plans and one employee stock purchase plan, including the Company's 1996 Stock Incentive Plan (the "1996 Plan"), 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 2008 Employee Stock Purchase Plan ("2008 ESPP") and Supplemental Non-employee Stock Option Plan.

The Company's aggregate stock-based compensation cost for fiscal year 2009 was $196.1 million after accounting for estimated forfeitures and resulted primarily from awards of stock options and restricted stock units under the Company's 1996 Plan, the extension of terms of certain options, the acceleration of expense associated with options repurchased pursuant to our tender offer and newly granted stock options and restricted stock units. Stock-based compensation cost capitalized into inventory was $5.6 million and $13.7 million as of June 27, 2009 and June 28, 2008, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present stock-based compensation expense by type of award and resulting tax effect included in the Consolidated Statements of Income for fiscal year 2009, 2008, and 2007:

	For the Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(in thousands)
Cost of goods sold
Stock options	$ 33,380	$ 28,550	$ 60,527
Restricted stock units	23,350	17,440	19,228
Employee stock purchase plan	370	-	1,431
	57,100	45,990	81,186

Research and development expense
Stock options	38,237	69,159	162,330
Restricted stock units	61,151	40,752	49,727
Employee stock purchase plan	1,442	-	4,672
	100,830	109,911	216,729

Selling, general and administrative expense
Stock options	21,390	22,141	42,474
Restricted stock units	16,665	11,678	11,941
Employee stock purchase plan	123	-	1,431
	38,178	33,819	55,846

Total stock-based compensation expense
Stock options	93,007	119,850	265,331
Restricted stock units	101,166	69,870	80,896
Employee stock purchase plan	1,935	-	7,534
Pre-tax stock-based compensation expense	196,108	189,720	353,761
Less: Income tax effect	67,430	66,272	121,539
Net stock-based compensation expense	$ 128,678	$ 123,448	$ 232,222

SFAS No. 123(R), Share-Based Payment, ("SFAS 123(R)") requires certain realized tax benefits resulting from the exercise of stock options to be classified as cash flows from financing activities. Since the Company has adopted the alternative transition method, described in FSP SFAS 123(R)-3, 100% of the realized tax benefits generated by employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R) are classified as cash flows from financing activities. Excess tax benefits generated by employee awards partially vested upon, or granted after, the adoption of SFAS 123(R) are classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset and proforma deferred tax asset attributable to stock-based compensation costs for such options. As a result of adopting SFAS 123(R), $0.7 million, $0.6 million and $8.2 million of realized tax benefits for fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively, have been classified as a financing cash inflow.

Modifications and Settlements

Tender Offer

In November 2008, the Company offered to purchase from employees up to 52.8 million shares underlying certain outstanding stock options for cash payments for the total potential cash consideration of $22.4 million. The amount of the cash payment was determined based on the Black-Scholes value of the eligible options utilizing the average stock price over the 20 trading days period preceding the date of the offer.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, upon the closing of the offer, a total of 31.9 million shares underlying the eligible options had been tendered requiring the Company to remit an aggregate payment totaling $13.6 million. The Company accounted for the offer as a settlement under SFAS 123(R), which resulted in the recognition of $75.9 million in stock-based compensation expenses consisting of $8.7 million in additional expense from settlements above fair value and $67.2 million associated with the unamortized compensation expenses on the previously unvested tendered options. Settlement of the tendered options reduced deferred tax assets by $129.4 million, generated a tax benefit of $4.7 million, and resulted in a $124.7 million charge to additional paid in capital for the difference between the deferred tax assets and tax benefits associated with the tendered options.

The $75.9 million expense recognized in connection with the tender offer in the second quarter of fiscal year 2009 included the final true-up for 31.9 million tendered options, therefore, the Company also recorded in the same period a reversal of stock based compensation of $52.2 million related to the true-up for previously forfeited options.

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

2009 Goodwill Program

In January 2009, the Company approved a program ("Goodwill Program") wherein non-officer employees holding options that were outstanding as of November 1, 2008 and which reached or will reach their contractual 10-year expiration term between November 2008 and December 2009 would be eligible for a payment in the form of cash or restricted stock units ("RSUs"). Payments exceeding $5,000 would be settled in restricted stock units that vest over three quarters and are contingent upon continued employment, while amounts below $5,000 would be settled in cash in a lump sum payment. The program was extended to officers in May 2009 except that payments exceeding $5,000 to officers were settled in restricted stock units vesting over six quarters.

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of restricted stock units under the Goodwill Program, which contain market and service conditions, are accounted for under the provisions of SFAS 123(R). The Company recognized $8.5 million in stock based compensation expense related to this program during the year ended June 27, 2009.

Share-Based Compensation and Other Adjustments resulting from the Blackout Period

On September 8, 2006, the SEC was notified that the Company would delay filing its Annual Report on Form 10K for the fiscal year ended June 24, 2006 as a result of the ongoing investigation into the Company's historical stock option granting practices. As a result of such delay, the Company suspended the issuance of shares upon exercise of stock options, vesting of RSUs and purchases of stock under the 1987 Employee Stock Participation Plan, as amended ("1987 ESPP") until the Company became current with all of its required SEC filings and its registration statements on Form S-8 became effective ("Blackout Period"). The Company instituted multiple programs in an attempt to compensate employees during the Blackout Period, as described below. The Company became current in its SEC filings, and its registration statements on Form S-8 became effective on September 30, 2008.

RSU Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan ("RSU Loan") for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or members of the Company's Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company's stock price appreciated between the vesting date and the settlement date at the end of the Blackout Period. Employees foregoing the loan received shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle RSUs vesting during the Blackout Period held by foreign employees. The aforementioned loan offers were considered modifications of the RSUs triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid-in-capital to accrued salary and related expenses of $19.4 million on the

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

modification date and incremental compensation expense of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price resulted in additional reclassifications from additional paid-in-capital to accrued salary and related expenses and additional compensation expenses in periods in which they occured. The Company recorded $6.8 million, $50.2 million and $40.2 million in stock based compensation expense in fiscal year 2009, 2008, and 2007, respectively. During fiscal years 2009, 2008 and 2007, the Company made cash payments of $35.6 million, $25.3 million and $29.5 million pursuant to the RSU Loan program and $1.9 million, $4.3 million and $5.7 million to cash-settle restricted stock units held by employees located outside the United States.

Extension of Options that Would Have Expired after Reaching 10-Year Contractual Term and Cash-settlements of Expired Options

In September 2006, the Company approved the extension of the terms of vested stock options that would have expired during the Blackout Period as a result of the expiration of the 10-year contractual term. The extension was considered a modification under SFAS 123(R). The incremental compensation expense of the modification was equal to the fair value of the option at the modification date after the extension compared to the fair value of the option prior to modification. The Company recognized additional compensation expense totaling $118.9 million for 8.3 million options in the three months ended September 23, 2006. The stock-based compensation expense adjustment was based on modified vested options held by employees that expired during the period from September 22, 2006 through the end of the Blackout Period.

In September 2007, as a result of changes in NASDAQ regulations, the Company decided to cash-settle all options expiring during the Blackout Period ("goodwill payment") based on the price at which 10% of the daily close prices of the Company's common stock fall above this price for trading days from August 7, 2006 (the date on which the Company initiated a trading suspension on officers and other individuals) through the expiration date of the option. The cash payment is subject to the option holder executing a release of all claims relating to the option. The goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid-in capital to accrued salary and related expenses of $126.8 million and incremental compensation expenses of $27.5 million. At the end of each period, the Company recognized changes in fair value of the options in its Consolidated Statements of Operations in the period of change until the options were settled.

On September 26, 2008, the Company offered certain employees, including certain officers of the Company, holding vested stock options that expired due to reaching their maximum 10-year terms in October 2008, certain cash goodwill payments contingent upon employee acceptance and signing of a release of claims related to the option. The Company cash-settled options to purchase 1.1 million option shares that expired in October 2008, with employees that accepted the offer. The cash-settlement resulted in a reduction of additional paid-in-capital of $0.3 million for the fair value of the underlying options on the settlement dates and incremental compensation expense of $4.3 million during the year ended June 27, 2009.

Former Employees- Extension of Post-Termination Exercise Period

In September 2006, the Company also decided to extend the post-termination exercise period for employees holding vested options granted under the Dallas Semiconductor stock option plans, which were assumed by the Company as a part of its acquisition of Dallas Semiconductor Corporation, who terminated after September 22, 2006 and whose stock options would have expired prior to reaching the 10 year contractual term during the Blackout Period.  The extension provided these employees with 90 days to exercise vested options from the end of the Blackout Period.  The Company calculated the incremental compensation expense of this modification in accordance with SFAS 123(R) and recognized compensation expense in the quarter ended September 23, 2006 totaling $0.8 million for 0.2 million options for the extension of the options held by these employees terminating employment during the Blackout Period.

Fair Value

The fair value of share-based awards granted to employees under the Company's 1996 Plan and 2008 ESPP is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options of the Company's common stock before the Company's common stock was delisted from NASDAQ on October 2, 2007. Subsequent to the Company's delisting, the Company began analyzing its expected volatilities based on historical volatilities from its traded common stock over a period equal to the expected term. The Company analyzed historical exercise patterns of relatively homogeneous groups of employees to

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimate the expected holding period for options granted through December 29, 2008. Subsequent to the end of the second quarter of 2009, the Company began utilizing the simplified method under Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate expected holding periods. This change was attributable to the significant impact resulting from the completion of the tender offer and the Company reducing the contractual term associated with new option grants from ten years to seven years. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or the actual forfeitures differ from those estimates.

The fair value of each award granted in fiscal years 2009, 2008 and 2007 has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan
	For the Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
Expected holding period (in years)	6.3	6.2	6.2
Risk-free interest rate	3.0%	4.1%	4.8%
Expected stock price volatility	39%	38%	31%
Dividend yield	4.1%	2.9%	2.0%

	ESP Plan
	For the Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
Expected holding period (in years)	1.0	n/a	n/a
Risk-free interest rate	0.4%	n/a	n/a
Expected stock price volatility	57%	n/a	n/a
Dividend yield	6.1%	n/a	n/a

Stock Option Plans

1996 Stock Incentive Plan

The Company's 1996 Plan, which was previously approved by the Company's stockholders, permits the grant of up to 127.1 million shares. In January 2009, the Company's Board of Directors approved the retirement and cancellation of 27.1 million shares that would otherwise be available for the grant of stock options, shares of restricted stock and restricted stock units under the 1996 Stock Plan. The 1996 Plan provides for the grant of stock options, restricted stock units and restricted stock. To date, the Company has only issued stock options and restricted stock units. The Company initially granted restricted stock units in fiscal year 2006. Under the 1996 Plan, the exercise price for all stock options will not be less than the fair market value of the Company's common stock on the date of grant. Options granted under the 1996 Plan, as well as under the Company's other stock plans described above, generally vest over a period of up to five years and expire from five to ten years from the date of the grant or such shorter term as may be provided in the agreement.

At June 27, 2009, the Company had 14.8 million shares of its common stock available for issuance to employees and other option recipients under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, and Supplemental Non-employee Stock Option Plan.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock options outstanding, exercisable and vested and expected to vest as of June 27, 2009:

	Options		Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance at June 24, 2006	89,378,424	$34.14
Options Granted	5,007,323	29.63
Options Exercised	(1,527,356)	11.89
Options Cancelled	(5,786,292)	38.04
Balance at June 30, 2007	87,072,099	34.01
Options Granted	1,603,047	26.41
Options Exercised	-	-
Options Cancelled	(11,768,264)	22.63
Balance at June 28, 2008	76,906,882	35.59
Options Granted	8,309,163	13.06
Options Exercised	(2,377)	11.39
Options Cancelled	(55,613,752)	35.89
Balance at June 27, 2009	29,599,916	$28.83	4.6	$ 26,022,020

Exercisable at June 27, 2009	16,617,908	$34.79	3.3	$ 11,612
Vested and expected to vest, June 27, 2009	28,659,457	$29.19	4.5	$ 23,746,058
(1)

Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 26, 2009, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 27, 2009.

The following table summarizes information about stock options that were outstanding and exercisable at June 27, 2009:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 27, 2009	Weighted Average Remaining Contractual Term (In years)	Weighted Average Exercise Price	Number Exercisable at June 27, 2009	Weighted Average Exercise Price
$12.00 - $19.99	8,180,451	6.46	$12.98	5,969	$15.01
$20.12 - $24.99	3,274,077	3.59	21.34	2,862,065	21.36
$25.11 - $29.99	801,744	6.03	27.32	401,745	27.00
$30.13 - $34.99	6,967,598	3.30	32.77	6,029,152	33.02
$35.16 - $39.99	4,847,148	4.49	37.14	3,200,605	37.33
$40.16 - $44.99	3,546,855	4.25	41.93	2,289,759	42.11
$45.25 - $85.00	1,982,043	2.72	49.57	1,828,613	49.81
	29,599,916			16,617,908

There were no option exercises in fiscal year 2008 as a result of the Company's inability to issue common stock. The Company issues new shares upon the exercise of options.

During fiscal year 2009, the Company granted approximately 8.3 million stock options from its 1996 Plan with an estimated total grant date fair value of $30.0 million. The weighted average grant date fair values of stock options granted during fiscal years 2009, 2008 and 2007 were $3.61, $8.59 and $9.17, respectively. The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $0 million, $0 million and $25.6 million, respectively. As of June 27, 2009, there was $80.1 million of total unrecognized compensation costs related to 13.0 million unvested stock options expected to be recognized over a weighted average period of approximately 2.8 years.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted stock units ("RSUs") generally vest on a quarterly basis over a service period of up to five years from the grant date. The restricted stock units represent a promise by the Company to the employees to issue shares of its common stock in the future, provided the vesting criteria are satisfied. RSUs granted reduce the total number of shares available for issuance under the 1996 Plan by a factor of two. To the extent RSUs are returned back to the 1996 Plan, for example, due to cancellations, such RSUs would increase the number of shares available to grant by a factor of two.

The following table summarizes outstanding and expected to vest RSUs as of June 27, 2009 and their activity during fiscal year 2009, 2008 and 2007:

	Number of Shares	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2006	6,075,591
Restricted stock units granted	1,982,802
Restricted stock units released	(773,238)
Restricted stock units cancelled	(627,726)
Balance at June 30, 2007	6,657,429
Restricted stock units granted	4,319,975
Restricted stock units released	-
Restricted stock units cancelled	(711,203)
Balance at June 28, 2008	10,266,201
Restricted stock units granted	10,738,846
Restricted stock units released	(8,160,302)
Restricted stock units cancelled	(977,416)
Balance at June 27, 2009	11,867,329	1.5	$ 191,020,012

Expected to vest at June 27, 2009	10,952,510	1.5	$ 176,335,397
(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on June 26, 2009, the last business day preceding the fiscal year end, multiplied by the number of RSUs outstanding, or expected to vest as of June 27, 2009.

The Company withheld shares worth $25.9 million related to employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price during the year ended June 27, 2009. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

The weighted average grant-date fair value of RSUs granted during fiscal years 2009, 2008 and 2007 was $11.91, $22.35 and $29.54, respectively. As of June 27, 2009, there was $306.1 million of unrecognized compensation cost related to 11.9 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.0 years.

2008 Employee Stock Purchase Plan

In December 2008, stockholders of the Company approved the creation of the 2008 Employee Stock Purchase Plan ("2008 ESPP"). Under the 2008 ESPP, the Company reserved 4.0 million shares of its common stock for future issuance. The 2008 ESPP permits two purchases over a twelve month offer period. Pursuant to the terms of the 2008 ESPP, eligible employees may elect withholdings of up to 25% of eligible compensation to purchase shares of common stock at the lower of (i) 85% of the fair market value of the shares on the offer date or (ii) 85% of the fair market value of the shares on the purchase date. The 2008 ESPP does not permit employees to buy more than $25,000 worth of stock annually or 1,600 shares during an offer period.

The Company issued 0.5 million shares of its common stock for total consideration of $5.3 million related to the ESPP plan during the fiscal year ended June 27, 2009. The Company has 3.5 million shares of its common stock reserved for future issuance under the 2008 ESPP.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs. Diluted earnings per share incorporates the incremental dilutive shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method. As discussed in Note 6 herein, the Company cash-settled options that expired (reached the ten year contractual term) during the Blackout Period and cash-settled vested RSUs. These options and RSUs are considered liability instruments under SFAS 123(R) and as such are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007

	(In thousands, except per share data)
Numerator for basic earnings per share and diluted earnings
per share
Net income	$ 10,455	$ 317,725	$ 286,227

Denominator for basic earnings per share	310,805	320,553	320,434
Effect of dilutive securities:
Stock options, RSUs, and ESPP	674	5,293	9,449
Denominator for diluted earnings per share	311,479	325,846	329,883

Earnings per share:
Basic	$ 0.03	$ 0.99	$ 0.89
Diluted	$ 0.03	$ 0.98	$ 0.87

Approximately 29.6 million, 68.4 million, and 63.3 million of the Company's stock options were excluded from the calculation of diluted earnings per share for fiscal years 2009, 2008, and 2007, respectively. These options were excluded, as they were antidilutive; however, such options could be dilutive in the future.

NOTE 8: FINANCIAL INSTRUMENTS

Investments

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company recorded a net unrealized gain of $2.3 million and $0.7 million on available-for-sale investments at June 27, 2009 and June 28, 2008, respectively. There were 2 investments that were in an unrealized gain position and 2 investments in an unrealized loss position at June 27, 2009. There were 4 investments that were in an unrealized gain position at June 28, 2008. The unrealized gain resulted from a decrease in interest rates that occurred during fiscal year 2009 and 2008. Fair market values are calculated based upon prevailing market quotes at the end of each fiscal year.

Available-for-sale investments at June 27, 2009 were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In thousands)
U.S. Treasury securities	$ 201,800	$ 2,259	$ (4)	$ 204,055
Total available-for-sale investments	$ 201,800	$ 2,259	$ (4)	$ 204,055

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale investments at June 28, 2008 were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In thousands)
U.S. Treasury securities	$ 204,335	$ 744	$ -	$ 205,079
Total available-for-sale investments	$ 204,335	$ 744	$ -	$ 205,079

The Company's interest income and other, net of $17.2 million, $56.7 million and $61.3 million in fiscal years 2009, 2008 and 2007, respectively, include interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses.

Gross gains and losses realized upon the sale of marketable securities were immaterial during fiscal years 2009, 2008 and 2007, respectively.

The Company's portfolio of marketable securities by contractual maturity is as follows:

	June 27, 2009	June 28, 2008
(In thousands)
Due in one year or less	$ 204,055	$ -
Due after one year through three years	-	205,079
Total	$ 204,055	$ 205,079

NOTE 9: IMPAIRMENT OF LONG-LIVED ASSETS

During the fourth quarter of fiscal year 2007, the Company announced it would be transferring certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to Epson's Sakata, Japan facility. In connection with this transition, the Company incurred an asset impairment charge of $10.2 million in fiscal year 2007 and recognized $2.4 million in fiscal year 2008 in severance and benefits costs for employee terminations resulting from this decision. These costs were expensed in cost of goods sold in the Company's consolidated statements of income. The transfer was completed in the second quarter of fiscal year 2008. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of the recoverability of the related manufacturing assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company considered projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. The Company also utilized available data in its assessment of fair values for the assets being evaluated for impairment and estimated the fair value of the manufacturing tools after consideration of various factors including prices on tools lists for wafer manufacturing facilities on sale, tools available on the open market at various resellers, availability of tools in the marketplace, configuration of the respective tools and the age of the tools prior to writing down the related manufacturing assets to their estimated fair values.

End-of-Line Sorting and Testing Facilities

During the second quarter of fiscal year 2009, the Company identified certain assets as excess as a result of reductions in demand for product tested and sorted on certain equipment. In connection with these circumstances, the Company incurred an asset impairment charge of $43.8 million which is included in impairment of long-lived assets in the Company's Consolidated Statements of Operations. The Company has classified these assets as held for sale based on their intentions to sell the assets and has included $3.6 million in other assets in the consolidated balance sheet as of June 27, 2009.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reached its conclusions regarding the asset impairment after conducting evaluations of the recoverability of the related manufacturing assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The fair value of the equipment was determined after consideration of equipment specifications, quoted market prices of similar equipment and management's perception of demand for the equipment. The Company applied present value techniques to estimate fair value for certain of the equipment which they believe has limited marketability.

Dallas Wafer Fab Closure

In connection with the anticipated closure of the Dallas facility, the Company evaluated the recoverability of the facilities' manufacturing assets and concluded that there was no impairment. The Company also reevaluated the useful lives and salvage values of the fixed assets used in this manufacturing facility based on the new period of intended use. As a result of this review, the Company changed its depreciable lives and salvage values and recognized additional depreciation expense of $54.7 million and $22.6 million for fiscal year 2009 and 2008, respectively related to this change in accounting estimate.

NOTE 10: ACQUISITIONS

Zilog

On February 18, 2009 the Company acquired the remote and secure product lines of Zilog Corporation, a publicly traded, fabless semiconductor company. The total cash consideration associated with the acquisition was $22.6 million consisting of $21.7 million in cash and $0.9 million in direct legal costs associated with the acquisition. The acquired assets included inventories of $2.9 million, $0.5 million in customer order backlog, $12.9 million in customer relationships, and $6.3 million in goodwill. The Company expects that all of the goodwill will be deductible for tax purposes.

Innova Card

On December 29, 2008 the Company acquired Innova Card ("Innova Card"), a privately held, fabless semiconductor company focusing on advanced secure microcontroller technology for financial terminals. The total consideration associated with the acquisition was $13.5 million (including $8.1 million remitted to Innova Card equity shareholders upon close of the acquisition, $1.1 million to repay Innova Card debt, $3.8 million in future payments, and $0.5 million for legal and related acquisition costs). The Company may pay additional cash consideration of up to $3.0 million based on requisite product shipments of the acquired business during calendar year 2009. The acquired assets and liabilities included net working capital of $0.6 million, $0.2 million in fixed assets and other assets, $0.2 million in customer order backlog, $5.3 million in intellectual property, $3.0 million in customer relationships, and $4.2 million in goodwill.

During the fourth quarter of 2009, the Company remitted an additional $1.1 million to shareholders of Innova Card for additional working capital received pursuant to the agreement. The additional payment resulted in a corresponding increase in goodwill associated with the acquisition. The Company expects that none of the goodwill will be deductible for tax purposes.

Mobilygen

On October 27, 2008, the Company acquired Mobilygen Corporation ("Mobilygen"), a privately held, fabless semiconductor company with leading technology in H.264 video compression. The total consideration associated with the acquisition was $33.5 million consisting of $33.0 million cash and $0.5 million in direct legal costs associated with the acquisition. A portion of the cash consideration paid by the Company was used to retire all outstanding

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indebtedness of Mobilygen. The Company may pay additional consideration over a two year period of up to $5.25 million in cash or stock based on the duration of services performed by certain acquired key employees.

The Company allocated the acquisition cost to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquired assets included $1.5 million in tangible assets, $7.8 million of net deferred tax assets, $0.2 million in customer order backlog, $14.7 million in intellectual property, $4.2 million in customer relationships, $0.4 million in trademark and $2.2 million in goodwill. The Company recognized $3.9 million of research and development expense during the fiscal year 2009 in connection with this acquisition. In addition, the Company assumed $4.2 million of liabilities including $2.7 million in debt, which the Company paid off immediately after the acquisition was consummated.

The Company expects that none of the goodwill will be deductible for tax purposes.

The accompanying Consolidated Financial Statements for fiscal year 2009 include the operations of product lines from Zilog Inc., Innova Card, and Mobilygen commencing as of the acquisition dates. No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisitions on the Company's results of operations.

Vitesse

During fiscal year 2008, the Company acquired the Storage Products Division of Vitesse Semiconductor, Inc ("Vitesse"). The total consideration associated with the acquisition was $64.1 million consisting of $62.8 million in cash, $0.8 million in direct legal costs associated with the acquisition, and $0.5 million related to the buyout of an existing arrangement between Vitesse and a vendor. The purchase agreement also provided that an additional amount up to $12 million in cash may be payable by Maxim upon the achievement of certain commercial milestones through the end of Vitesse's 2008 fiscal year on September 30, 2008. The contingent consideration paid was paid during the first three quarters and such amounts were recorded as goodwill. The Company allocated the acquisition cost to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquired assets included $4.9 million in tangible assets, $0.9 million in customer order backlog, $28.4 million in intellectual property, $22.2 million in customer relationships and $9.6 million in goodwill. The Company also assumed $2.0 million in liabilities at the acquisition date. The Company paid $4.1 million to Vitesse in additional contingent cash consideration based on product shipments of the acquired business since the acquisition. The Company expects that all of the goodwill totaling $13.7 million will be deductible for tax purposes.

The accompanying Consolidated Financial Statements for fiscal year 2008 include the operations of Vitesse's Storage products division commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations.

NOTE 11: GOODWILL AND INTANGIBLE ASSETS

The Company classifies goodwill and acquired intangible assets within other assets in the Consolidated Balance Sheets. The Company's carrying value of goodwill was $26.7 million and $12.7 million at June 27, 2009 and June 28, 2008, respectively.

The useful lives of the significant definite lived intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following at June 27, 2009:

	June 27, 2009
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$ 62,426	$ 23,677	$ 38,749
Customer relationships	42,330	5,196	37,134
Tradename	400	88	312
Backlog	200	100	100
Total intangible assets	$ 105,356	$ 29,061	$ 76,295

Intangible assets consisted of the following at June 28, 2008:

June 28, 2008
	Original Cost	Accumulated Amortization	Net
(in thousands)
Intellectual property	$ 42,426	$ 14,253	$ 28,173
Customer relationships	22,230	1,482	20,748
Total intangible assets	$ 64,656	$ 15,735	$ 48,921

The following table presents the amortization expense of intangible assets:

	For the Year Ended
	June 27,	June 28,
	2009	2008
	(in thousands)
Intellectual property	$ 9,424	$ 5,191
Customer relationships	3,714	1,482
Tradename	88	-
Backlog	100	-
Total amortization expense	$ 13,326	$ 6,673

Amortization expense of $1.4 million associated with intellectual property was recorded in research and development while $8.0 million associated with intellectual property was recorded in cost of goods sold during fiscal year 2009. Amortization expense of $3.9 million associated with customer relationships, tradename and backlog were recorded in selling, general and administrative expenses in fiscal year 2009. Amortization expense of $1.4 million associated with Intellectual property was recorded in research and development while $3.8 million associated with intellectual property was recorded in cost of goods sold during fiscal year 2008. Amortization expense of $1.5 million associated with customer relationships was recorded in selling, general and administrative expenses in fiscal year 2008.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the estimated future amortization expense of intangible assets as of the end of fiscal year 2009:

Fiscal Year	Amount
(in thousands)
2010	$ 16,658
2011	15,892
2012	15,069
2013	11,234
2014	6,819
Thereafter	10,623
Total intangible assets	$ 76,295

NOTE 12: RESTRUCTURING ACTIVITIES

Significant FY'08 Activities

San Jose Fab Rampdown

In fiscal year 2008, as a result of the Company's announcement to transfer certain wafer manufacturing production from its San Jose, California wafer manufacturing facility to Epson's Sakata, Japan facility the Company recorded and paid approximately $2.4 million consisting principally of severance and benefit payments to fab employees in San Jose, California.

Dallas Fab Closure

In addition, in fiscal year 2008 the Company announced the wind-down and eventual closure of the Company's wafer manufacturing facility located in Dallas, Texas over an 18-month time period. The Company anticipated that the total costs associated with the Dallas wafer fab closure would approximately be $6.2 million consisting principally of severance and benefit payments over the following 18-month period. A substantial amount of the costs associated with this activity was anticipated to be paid upon the closure of the facility scheduled to be in the last quarter of fiscal 2009. During fiscal year 2008, the Company recognized restructuring charges of $2.1 million for anticipated severance and benefits associated with the closure of the facility.

Product Line Restructurings

The Company announced the decision to cease development funding of certain product lines resulting in the Company recording and paying $2.7 million in severance and benefits.

Other Fab Reductions

In response to decreased wafer output requirements resulting from improved manufacturing yields and reduced cycle times in Maxim fab facilities the Company involuntarily terminated approximately 121 employees, which resulted in $2.7 million in severance and benefits paid to the impacted employees.

Test Operation Cost Reduction

In the fourth quarter of fiscal year 2008, the Company implemented a plan to cease further testing operations in the United States and have all future testing performed overseas in Thailand and Philippines. The Company recorded and paid approximately $1.8 million in severance and benefit expenses related to the termination of 93 employees.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant FY'09 Activities

San Jose Fab Rampdown

In fiscal year 2009, the Company continued its transfer of wafer manufacturing production from its San Jose, California wafer manufacturing facility to Epson's Sakata, Japan facility. In connection with resulting termination of 78 employees, the Company recorded and paid approximately $2.1 million in severance and benefit arrangements.

Dallas Fab Closure

In fiscal year 2009, the Company recorded approximately $3.1 million in severance and benefit expenses in connection with the closure of the Dallas, Texas wafer manufacturing facility during the fourth quarter of fiscal year 2009.

Test Operation Cost Reduction

The Company continued its cost reduction efforts within the test operations function during fiscal year 2009 resulting in the recording of $3.4 million in severance and benefit expenses in connection with the involuntary termination of approximately 95 employees.

Cost Reduction of Business Units

In order to improve operational and selling efficiency, the Company reviewed its relative long term goals and decided to reduce development efforts in certain product lines and increase investment in others. During the second quarter of fiscal year 2009, the Company consolidated several product lines in business units which resulted in the termination of approximately 128 employees in the United States and total costs of approximately $6.1 million, consisting principally of severance and benefit payments.

The Company terminated certain international employees in certain business units during the third quarter of fiscal year 2009 and recognized an additional $0.6 million consisting principally of severance and benefit payments.

Cost Reduction of Selling, General and Administrative Groups

The Company also previously announced the decision to consolidate certain selling, general and administrative functions throughout the world, which resulted in the termination of approximately 44 employees and total costs consisting principally of severance and benefit payments of approximately $1.7 million in fiscal year 2009.

Cost Reduction in Domestic Manufacturing & Support Functions

During the third quarter of fiscal year 2009, as a result of the continued global economic weakness, the Company announced restructuring programs primarily in the manufacturing and support functions. These activities resulted in the eventual termination of approximately 382 employees (189 fab employees and 193 other employees in the US) between March and April 2009 and total costs of approximately $11.3 million, consisting principally of severance and medical benefit costs. These costs are included in restructuring expenses in the Consolidated Statements of Income.

Lease Restructuring

In addition to the Company's severance activities, the Company also decided to vacate certain leased offices in Greensboro, North Carolina, Santa Clara, California, Irving, Texas, and Swindon, United Kingdom, which resulted in a lease impairment of approximately $0.5 million during fiscal year 2009.

Change in Estimate

During fiscal year 2009, the Company recognized reversals of expense of approximately $4.6 million related to reductions in estimated benefits costs compared to amounts originally estimated.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity and liability balances related to the restructuring activity for fiscal year 2009 follows:

Severance and Benefits
(in thousands)
Balance at June 30, 2007	$ -
Restructuring accrual	13,676
Cash payments	(9,454)
Balance at June 28, 2008	$ 4,222
Restructuring accrual	32,746
Changes in estimates	(4,622)
Cash payments	(24,652)
Balance at June 27, 2009	$ 7,694

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

The parties to the derivative litigation in the Delaware Court of Chancery entered into a stipulated settlement agreement on September 16, 2008, conditioned upon final approval by the Delaware Court of Chancery, and subject to enforcement of the final judgment in Delaware approving the settlement to obtain dismissals of all other pending derivative lawsuits in California. On January 2, 2009, the Delaware Court of Chancery issued a Memorandum Opinion approving the settlement in the Ryan, et al. vs. Gifford, et al. action and entered a Final Order and Judgment. The time for appeal of the Final Order and Judgment expired on February 2, 2009, with no party appealing any aspect of the Delaware Final Order and Judgment. All derivative actions pending in the California Superior Court have since been dismissed, with prejudice. All preconditions to distribution of the Delaware settlement proceeds in escrow on behalf of Maxim have been met and the final escrow payment instructions are being circulated and approved by the escrow agent and contributors to the settlement for final distribution to Maxim of the net settlement proceeds of approximately $18.5 million.

On February 6, 2008, a putative class action complaint was filed against the Company, its former chief executive officer, now deceased, and its former chief financial officer in the United States District Court for the Northern District of California.  The complaint, brought on behalf of a putative class of Maxim shareholders who purchased or otherwise acquired their shares between April 29, 2003 and January 17, 2008, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with alleged misrepresentations and omissions concerning the Company's stock option accounting practices.  On May 15, 2008, the Court appointed the Cobb County Government Employees Pension Plan, the DeKalb County Pension Plan and the Mississippi Public Employees Retirement System as co-lead plaintiffs (collectively, "Lead Plaintiffs") and Bernstein Litowitz Berger & Grossman LLP and Chitwood Harley Harnes LLP as co-lead counsel. The lawsuit is still in its preliminary stages and any potential loss is not reasonably estimable at this time.  The Company is defending the action vigorously.  The Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows for a particular period or on the trading price of our Common Stock.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 14, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint, which continues to assert claims under Sections 10(b) and 20(a) of the Exchange Act and names the Company, its former chief executive officer, its former chief financial officer and its former treasurer as defendants.  The Consolidated Class Action Complaint seeks damages in an unspecified amount, as well as interest, costs and expenses, including attorneys' fees.  On January 30, 2009, the Company moved to dismiss the Consolidated Class Action Complaint, which motion, on July 16, 2009, was granted in part and denied in part by the Court.  The Company has until August 28, 2009 to answer the Complaint.

Other Legal Proceedings

In addition to the above proceedings, the Company is subject to other legal proceedings and claims that arise in the normal course of the Company's business. The Company does not believe that the ultimate outcome of such matters arising in the normal course of business will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Commitments

The Company leases certain of its facilities under various operating leases that expire at various dates through October 2014. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

Future annual minimum payments for all commitments are as follows:

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Operating lease obligations (1)	$ 31,444	$ 6,895	$ 10,934	$ 6,409	$ 7,206
Royalty obligations (2)	40,000	10,000	20,000	10,000	-
Capital equipment and inventory related
purchase obligations (3)	25,064	5,660	4,472	3,752	11,180
Total	$ 96,508	$ 22,555	$ 35,406	$ 20,161	$ 18,386
(1)	The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2014.
(2)	Royalty obligations represent payments for licensed patents.
(3)

Capital equipment purchase obligations represent commitments for purchase of plant and equipment. The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

Rental expense amounted to approximately $7.7 million, $6.9 million, and $4.5 million in fiscal years 2009, 2008, and 2007, respectively.

Potential Income Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Payroll Taxes

In the past, a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. Many of these options are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). In fiscal year 2008, we took action to cure certain options from exposure under Section 409A. However, there can be no assurance that such action cured all potential circumstances in which Section 409A would apply. Should it be determined that excise taxes under Section 409A were to apply and we decide to reimburse option holders for such taxes, our results of operations may be materially adversely affected. Also we have determined that certain payroll taxes, interest and penalties may apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that our accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

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

Legal fees associated with indemnification obligations, defense and other related costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors and certain former officers and directors. More specifically, we have separate written indemnification agreements with our current and former Executive Officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices.  The Company expenses such amounts as incurred.

NOTE 14: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) gains on available-for-sale investments and forward exchange contracts, actuarial losses on post-retirement benefits and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	For the Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
	(in thousands)
Net income, as reported	$ 10,455	$ 317,725	$ 286,227
Change in unrealized gains (losses) on investments,
net of tax benefit (expense) of $(383) in 2009, $(700) in 2008,
and $(3,970) in 2007	681	1,222	6,432
Change in unrealized gains (losses) on forward exchange contracts,
net of tax benefit (expense) of $0 in 2009, $44 in 2008, and $46 in 2007	-	(77)	(79)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	552	1,999	(6,505)
Actuarial loss on post-retirement benefits, net of tax benefit (expense)
of $2,153 in 2009, and $0 in 2008 and 2007	(3,762)	-	-
Total comprehensive income	$ 7,926	$ 320,869	$ 286,075

Accumulated other comprehensive loss presented in the Consolidated Balance Sheets at June 27, 2009 and June 28, 2008 consist of net unrealized gains on available-for-sale investments of $1.6 million and $0.8 million, respectively, net foreign currency translation loss adjustments of $(1.5) million and $(1.5) million, respectively, actuarial gains (losses) on post-retirement benefits of $(3.8) million and $0 million, respectively, and deferred income tax of $(4.0) million and $(4.5) million, respectively on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: INCOME TAXES

The provision for income taxes consisted of the following:

	For the Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
	(in thousands)
Federal
Current	$ 30,237	$ 171,507	$ 224,026
Deferred	(7,447)	(18,713)	(108,487)
State
Current	(2,056)	9,168	9,812
Deferred	(681)	(597)	(3,669)
Foreign
Current	2,995	3,849	5,596
Deferred	1,116	(159)	175
	$ 24,164	$ 165,055	$ 127,453

Pretax income (loss) from the Company's foreign subsidiaries was approximately ($63.3) million, $26.9 million and $18.1 million for fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively.

The Company has tax holidays with respect to certain operations in Thailand and the Philippines. The Thailand and Philipines tax holidays will expire at various dates between the fiscal years 2012 and 2015. The impact of the tax holidays on net income was not material for fiscal years 2009, 2008 and 2007.

As of June 27, 2009 the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $7.8 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 27, 2009 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $1.6 million.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	(10.8)	1.1	0.7
General business credits	(25.6)	(0.7)	(1.7)
Export sales benefit	-	-	(2.0)
Domestic production deduction benefit	(16.1)	(2.2)	(1.6)
Foreign earnings and losses taxed or benefitted at different rates	76.5	(1.0)	-
Stock-based compensation	8.4	0.3	1.2
Acquired in process R&D	3.9	-	-
Executive compensation	(11.2)	0.2	0.1
Interest accrual for uncertain tax benefits	9.9	0.8	0.4
Other	(0.2)	0.7	(1.3)
Income tax rate	69.8%	34.2%	30.8%

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

	For the Year Ended
	June 27, 2009	June 28, 2008
	(in thousands)
Deferred tax assets:
Inventory valuation and reserves	$ 133,062	$ 101,646
Distributor related accruals and sales return and allowance accruals	12,073	14,455
Deferred revenue	4,150	5,106
Accrued compensation	33,596	46,320
Stock-based compensation	106,891	326,856
Net operating loss carryovers	22,769	1,428
Tax credit carryovers	42,426	40,239
Other reserves and accruals not currently deductible for tax reporting	11,444	17,608
Other	18,313	20,003
Total deferred tax assets	384,724	573,661
Deferred tax liabilities
Fixed assets cost recovery, net	(179,174)	(181,941)
Other	(8,363)	(9,593)
Net deferred tax assets before valuation allowance	197,187	382,127
Valuation allowance	(46,666)	(40,007)
Net deferred tax assets	$ 150,521	$ 342,120

The valuation allowance increased by $6.7 million in fiscal year 2009  primarily due to net operating loss carryforwards of companies acquired during the fiscal year.

$38 million of the valuation allowance is attributable to the tax benefits of income tax deductions generated by the exercise of stock options that when realized, will be recorded as a credit to additional paid-in-capital.

As of June 27, 2009, the Company has $38.9 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2020 and 2028, $52.6 million of state net operating loss carryforwards expiring at various dates between fiscal years 2022 and 2030, $20.4 million of foreign net operating losses with no expiration date, $9.1 million of state credit carryforwards expiring at various dates between fiscal years 2010 and 2026 and $58.5 million of state credit carryforwards with no expiration date.

On July 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109" ("FIN 48"), which resulted in a cumulative effect adjustment increasing tax reserves for unrecognized tax benefits by $28.6 million. Of this amount, approximately $9.4 million was accounted for as a reduction to beginning retained earnings and approximately $19.2 million as a reduction to additional paid-in capital. As a result of the adoption of FIN 48, the Company now classifies unrecognized tax benefits as (i) a current liability to the extent that settlement is anticipated within one year; (ii) a non current liability to the extent that settlement is anticipated beyond one year; or (iii) as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets such as operating loss or tax credit carryforwards.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the change in gross unrecognized tax benefits is as follows:

		For the Year Ended
		June 27, 2009	June 28, 2008
		(in thousands)
Balance as of beginning of year		$ 124,932	$ 123,555
Tax positions related to current year:
Addition		11,369	5,513
Reduction		-	-
Tax positions related to prior year:
Addition		997	-
Reduction		-	-
Settlements		-	(3,975)
Lapses in statutes of limitations		-	(161)
Balance as of end of year	*	$ 137,298	$ 124,932

*excludes interest, penalties, and the federal benefit of state reserves

The total amount of gross unrecognized tax benefits as of June 27, 2009 that, if recognized, would affect the effective tax rate and additional paid in capital is $70.7 million and $66.6 million, respectively.

Consistent with prior years, the Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during fiscal years ended June 27, 2009 and June 28, 2008 was $5.5 million and $6.5 million, respectively, and the total amount of interest and penalties accrued as of June 27, 2009 and June 28, 2008 was $21.8 million and $16.3 million, respectively.

The Company does not expect that its unrecognized tax benefits as of June 27, 2009 will significantly increase or decrease within the next 12 months.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

A summary of the fiscal tax years that remain subject to examination, as of June 27, 2009, for the Company's major tax jurisdictions are:

United States - Federal	2004 - forward
United States - Various States	2004 - forward
Japan	2003 - forward
Philippines	2006 - forward
Thailand	2004 - forward
United Kingdom	2007 - forward

In the third quarter of fiscal year 2008, the Internal Revenue Service ("IRS") commenced an examination of the Company's federal corporate income tax returns for fiscal years 2005 and 2006, which is still ongoing. As part of this audit the IRS has requested information related to the Company's stock option investigation and subsequently expanded the audit to review stock option transactions in fiscal year 2004. The Company also has ongoing audits by various state and foreign taxing jurisdictions that are not material to the financial statements. Management believes that it has adequately provided for any adjustments that may result from these examinations.  However, the outcome of tax audits cannot be predicted with certainty.  Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").

The Company has fourteen operating segments which aggregate into one reportable segment under SFAS 131. Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

  the nature of products and services;
  the nature of the production processes;
  the type or class of customer for their products and services; and
  the methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

  the sale of analog and mixed signal integrated circuits is the primary source of revenue for each of the Company's fifteen operating segments,

  the integrated circuits sold by each of the Company's operating segments are manufactured using similar semiconductor manufacturing processes;

  the integrated circuits marketed by each of the Company's operating segments are sold to the same types of customers; and

  all of the Company's integrated circuits are sold through a centralized sales force and common wholesale distributors.

All of the Company's operating segments share similar economic characteristics as they have a similar long term business model. The causes for variation among the Company's operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials r equired are similar for each operating segment. Finally, even though the Company periodically reorganizes the Company's operating segments based upon changes in customers, end-markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on customers' ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 27, 2009	June 28, 2008(1)	June 30, 2007(1)

	(in thousands)
United States	$ 302,648	$ 380,781	$ 414,734
China	496,091	672,996	581,882
Japan	120,763	165,349	194,811
Korea	229,833	205,533	172,317
Rest of Asia	169,203	214,186	242,119
Europe	291,524	369,223	360,669
Rest of World	35,953	44,715	42,592
	$ 1,646,015	$ 2,052,783	$ 2,009,124
(1)	The Company previously included $38 million and $54 million of Korean revenues in United States revenues in fiscal 2008 and fiscal 2007, respectively and reclassified such revenues in the table above.

Net long-lived assets by geographic region were as follows:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007

	(in thousands)
United States	$ 1,016,116	$ 1,114,382	$ 1,107,743
Philippines	234,004	225,398	204,354
Thailand	108,898	138,375	112,710
Rest of World	7,034	7,045	6,466
	$ 1,366,052	$ 1,485,200	$ 1,431,273

NOTE 17: COMMON STOCK REPURCHASES

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

In the second quarter of fiscal year 2009, the Company repurchased approximately 18.1 million shares of its common stock for $235.1 million. As of the end of fiscal year 2009, the Company was authorized to repurchase up to $514.9 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 18: BENEFITS

Former CEO Retirement Benefits

The Company's former CEO, John F. Gifford, now deceased, resigned in fiscal year 2007. As part of his resignation, he was provided with certain retirement benefits which included office space, administrative assistance, and health benefits. In accordance with FASB 112, the Company recorded a charge for the net present value of these benefits of $3.1 million in fiscal year 2007. During the fiscal year ended June 27, 2009, the Company reversed $2.4 million of accrued retirement benefits as a change in estimate as a result of the death of Mr. Gifford.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Post-Employment Benefits

The Company maintained an outstanding obligation associated with certain former Maxim employees to provide post-employment medical benefits. The total amount of this obligation was $3.8 million and $1.0 million and included in Other liabilities in the consolidated balance sheet as of June 27, 2009 and June 28, 2008, respectively.

Post-Retirement Benefits

As a result of the Company's historical acquisition of Dallas Semiconductor, the Company assumed the obligation to continue medical coverage for certain former officers and directors. The Company accounted for the obligation under GAAP applicable to post-retirement benefits. The table below summarizes the obligation, expenses and assumptions as of June 27, 2009 and June 28, 2008:

Medical Expense & Funded Status Reconciliation
	June 28, 2008	Fiscal 2009 Expense	June 27, 2009	Estimated Fiscal 2010 Expense
(in thousands, except percentages)
Accumulated Postretirement Benefit Obligation [APBO]:
Retirees and beneficiaries	$ (1,606)		$ (7,301)
Active participants	-		-
Total	(1,606)		(7,301)
Fair value of plan assets	-		-
Funded status	$ (1,606)		$ (7,301)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial (gain)/loss	$ -		$ 5,915
Prior service cost/(credit)	-		-
Total	$ -		$ 5,915

Net Periodic Postretirement Benefit Cost/(Income):
Service cost		$ -		$ -
Interest cost		85		465
Expected return on plan assets		-		-
Amortization:
Prior service cost/(credit)		-		-
Net actuarial (gain)/loss (2)		-		323
Total net periodic postretirement benefit cost/(income)		$ 85		$ 788
Employer contributions		$ 305		$ 342	(1)

Economic Assumptions:
Discount rate	5.75%	5.75%	6.50%	6.50%
Medical trend	8.25% in 2009, declining to 4.5% at the rate of 0.5%/yr.	8.25% in 2009, declining to 4.5% at the rate of 0.5%/yr.	10.5% in 2010, declining to 5% at the rate of 0.5%/yr.	10.5% in 2010, declining to 5% at the rate of 0.5%/yr.
Dental trend	N/A	N/A	5.00%	5.00%

__________________

(1)	These amounts will be finalized after the fiscal year-end.
(2)	Unrecognized gain and losses are amortized over average remaining life expectancy (18.3 years at June 27, 2009).

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following benefit payments, which reflect expected future service, if appropriate, are expected to be paid (in thousands):

Non-Pension
Benefits
2010	$ 342
2011	379
2012	416
2013	452
2014	452
Thereafter	5,260
Total	$ 7,301

Dallas Semiconductor Split-Dollar Life Insurance

As a result of the Company's historical acquisition of Dallas Semiconductor the Company assumed responsibility associated with certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors. The policies are owned by the individuals with the Company maintaining a limited collateral assignment on each policy. As a result of the adoption of EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, during the first quarter of fiscal year 2008 (effective July 1, 2007), the Company recognized a $14.1 million cumulative reduction to retained earnings. No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes.

The Company had $1.9 million and $6.7 million included in Other Assets as of June 27, 2009 and June 28, 2008, respectively, associated with the limited collateral assignment to the policies. The Company had a $3.2 million and $13.8 million obligation included in Other Liabilities as of June 27, 2009 and June 28, 2008, respectively, related to the anticipated continued funding associated with these policies.

During the fourth quarter of 2009, the Company entered into contractual arrangements to settle certain of these split- dollar life insurance policies for total consideration of $6.4 million. Pursuant to the arrangements the Company released rights to their limited collateral assignment on the policies and obligation to continue funding the policies

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)
	Quarter Ended
Fiscal Year 2009	6/27/2009	3/28/2009	12/27/2008	9/27/2008
	Unaudited
	(In thousands, except percentages and per share data)
Net revenues	$ 394,471	$ 339,665	$ 410,675	$ 501,204
Cost of goods sold	203,934	171,960	211,590	209,654
Gross margin	$ 190,537	$ 167,705	$ 199,085	$ 291,550
Gross margin %	48.3%	49.4%	48.5%	58.2%
Operating income (loss)	$ 21,587	$ (16,954)	$ (80,840)	$ 93,585
% of net revenues	5.5%	-5.0%	-19.7%	18.7%
Net income (loss)	$ 8,098	$ (26,426)	$ (38,784)	$ 67,567
Earnings (loss) per share:
Basic	$ 0.03	$ (0.09)	$ (0.12)	$ 0.21

Diluted	$ 0.03	$ (0.09)	$ (0.12)	$ 0.21

Shares used in the calculation of
earnings (loss) per share:
Basic	305,347	304,415	312,718	320,553
Diluted	308,442	304,415	312,718	323,815

Dividends declared per share	$0.200	$0.200	$0.200	$0.200

The following table presents details of the total stock-based compensation expense that is included in the quarterly financial data above (in thousands):

	Quarter Ended
	6/27/2009	3/28/2009	12/27/2008	9/27/2008
Cost of goods sold	$ 6,772	$ 7,574	$ 30,834	$ 11,920
Research and development expenses	22,785	25,194	33,432	19,419
Selling, general and administrative expenses	5,442	6,842	19,672	6,222

	Quarter Ended
Fiscal Year 2008	6/28/2008	3/29/2008	12/29/2007	9/29/2007
	Unaudited
	(In thousands, except percentages and per share data)
Net revenues	$ 501,267	$ 487,410	$ 540,025	$ 524,081
Cost of goods sold	198,204	198,024	204,320	203,535
Gross margin	$ 303,063	$ 289,386	$ 335,705	$ 320,546
Gross margin %	60.5%	59.4%	62.2%	61.2%
Operating income	$ 94,879	$ 81,058	$ 140,577	$ 109,539
% of net revenues	18.9%	16.6%	26.0%	20.9%
Net income	$ 66,046	$ 61,032	$ 107,020	$ 83,626
Earnings per share:
Basic	$ 0.21	$ 0.19	$ 0.33	$ 0.26

Diluted	$ 0.20	$ 0.19	$ 0.33	$ 0.25

Shares used in the calculation of
earnings per share:
Basic	320,553	320,553	320,553	320,553
Diluted	323,843	322,480	326,284	328,873

Dividends declared per share	$0.188	$0.188	$0.188	$0.188

The following table presents details of the total stock-based compensation expense that is included in the quarterly financial date above (in thousands):

	Quarter Ended
	6/28/2008	3/29/2008	12/29/2007	9/29/2007
Cost of goods sold	$ 8,125	$ 10,535	$ 11,668	$ 15,662
Research and development expenses	24,138	19,170	22,799	43,804
Selling, general and administrative expenses	7,399	5,984	7,249	13,187

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.
Maxim Integrated Products, Inc.
Sunnyvale, CA

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 27, 2009 and June 28, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 27, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries at June 27, 2009 and June 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, effective July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. As discussed in Note 18 to the consolidated financial statements, effective July 1, 2007 the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 26, 2009

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
(In thousands)
Doubtful accounts
Year ended June 27, 2009	$ 3,174	$ (9)	$ 334	$ 2,831
Year ended June 28, 2008	$ 4,889	$ (104)	$ 1,611	$ 3,174
Year ended June 30, 2007	$ 4,712	$ 552	$ 375	$ 4,889

Returns and Allowances
Year ended June 27, 2009	$ 12,054	$ 45,220	$ 46,942	$ 10,332
Year ended June 28, 2008	$ 12,412	$ 56,391	$ 56,749	$ 12,054
Year ended June 30, 2007	$ 14,078	$ 62,435	$ 64,101	$ 12,412
(1)	Uncollectible accounts written off.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2009	MAXIM INTEGRATED PRODUCTS, INC.

By:	/s/ Bruce E. Kiddoo Vice President, Chief Financial Officer and Principal Accounting Officer (For the Registrant, as Principal Financial Officer and as Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tunc Doluca and Bruce Kiddoo as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tunc Doluca	President and Chief	August 26, 2009
Executive Officer
(Principal Executive Officer)

/s/ James R. Bergman	Director	August 26, 2009
James R. Bergman

/s/ Joseph R. Bronson	Director	August 26, 2009
Joseph R. Bronson

/s/ Robert E. Grady	Director	August 26, 2009
Robert E. Grady

/s/ B. Kipling Hagopian	Director and	August 26, 2009
B. Kipling Hagopian	Chairman of the Board

/s/ William D. Watkins	Director	August 26, 2009
William D. Watkins

/s/ A.R. Wazzan	Director	August 26, 2009
A.R. Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
 Deloitte & Touche LLP
San Jose, California

Registrar/Transfer Agent
 Computershare
Canton, Massachusetts

Corporate Headquarters
 120 San Gabriel Drive
Sunnyvale, California 94086
(408) 737-7600

Stock Listing

At July 31, 2009, there were 1,023 stockholders of record of the Company's common stock as reported by Computershare. Maxim common stock is traded on the Nasdaq National Global Select Market under the symbol "MXIM".

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.3, and 3.4

10.8 (5)	The Company's Forms of Indemnity Agreement(A)

10.11 (1)	The Company's Incentive Stock Option Plan, as amended(A)

10.12 (6)	The Company's 1987 Supplemental Stock Option Plan, as amended(A)

10.13 (6)	The Company's Supplemental Nonemployee Stock Option Plan, as amended(A)

10.15 (6)	The Company's 1988 Nonemployee Director Stock Option Plan, as amended(A)

10.16 (4)	The Company's 1996 Stock Incentive Plan, as amended and restated(A)

10.17 (7)	Dallas Semiconductor Corporation — 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder(A)

10.18 (7)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder(A)

10.19 (7)	Assumption Agreement relating to the Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan Hale, dated July 20, 2000, as amended (A)

10.21 (7)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended(A)

10.22 (7)	Agreement between Dallas Semiconductor Corporation and Alan Hale, dated May 20, 1999, as amended(A)

10.23 (7)	Employment Agreement between Dallas Semiconductor Corporation and Alan Hale, dated April 11, 2001 (A)

10.24 (7)	Split Dollar Insurance Agreement between Dallas Semiconductor Corporation and Alan Hale, dated July 20, 2000, as amended

10.26 (7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.27 (7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options(A)

10.28 (7)	Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.29 (7)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers(A)

10.30 (3)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees

10.31 (3)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders

10.32 (8)	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993(A)

10.33 (8)	Employment Agreement between the Company and Vijay Ullal dated as of April 1, 1995(A)

10.34 (8)	Employment Agreement between the Company and Pirooz Parvarandeh dated as of November 1, 1994(A)

10.39 (9)	Employment Letter Agreement between the Company and Alan Hale dated as of June 7, 2007(A)

10.40 (10)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007(A)

10.41 (3)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees

10.42 (3)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders

10.43 (11)	The Company's 2008 Employee Stock Purchase Plan and Form of Enrollment Agreement(A)

10.44 (12)	Release of Claims and Vesting Agreement for Officer Goodwill Payment(A)

10.45	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan PDF provided as a courtesy

14 (5)	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company. PDF provided as a courtesy

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm PDF provided as a courtesy

24.1	Power of Attorney (see page 86)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

_________________

(A) Management contract or compensatory plan or arrangement.

_________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(2)

Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 2008.
(5)	Incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-19561 and to the Company's Annual Report on Form 10-K for the year ended June 25, 2005.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 1998.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.
(8)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 24, 2006.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2007.
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 2008.
(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2009.