Form 10-Q
period 2009-09-26
MAXIM INTEGRATED PRODUCTS INC
filed 2009-11-05
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 26, 2009

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
YES    ☐        NO    ☒

As of October 23, 2009 there were 305,233,410 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

Note: PDF provided as a courtesy

MAXIM INTEGRATED PRODUCTS, INC.

INDEX

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 26,	June 27,
	2009	2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$ 836,029	$ 709,348
Short-term investments	101,551	204,055
Total cash, cash equivalents and short-term investments	937,580	913,403

Accounts receivable, net	228,843	207,807
Inventories	192,277	217,847
Deferred tax assets	194,373	211,879
Income tax refund receivable	1,260	13,072
Other current assets	24,078	20,943
Total current assets	1,578,411	1,584,951
Property, plant and equipment, net	1,352,857	1,366,052
Other assets	130,039	130,772
TOTAL ASSETS	$ 3,061,307	$ 3,081,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 57,966	$ 70,087
Income taxes payable	26,333	2,140
Accrued salary and related expenses	125,821	141,334
Accrued expenses	40,059	38,455
Deferred income on shipments to distributors	18,764	16,760
Total current liabilities	268,943	268,776
Other liabilities	26,210	26,398
Income taxes payable	126,055	124,863
Deferred tax liabilities	67,760	67,273
Total liabilities	488,968	487,310

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock and capital in excess of par value	324	306
Additional paid-in capital	19,175	21,205
Retained earnings	2,561,185	2,580,610
Accumulated other comprehensive loss	(8,345)	(7,656)
Total stockholders' equity	2,572,339	2,594,465
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 3,061,307	$ 3,081,775

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	September 26,	September 27,
	2009	2008
	(in thousands)
Net revenues	$ 449,246	$ 501,204
Cost of goods sold (1)	197,619	209,654
Gross margin	251,627	291,550
Operating expenses:
Research and development (1)	116,693	138,915
Selling, general and administrative (1)	54,990	40,243
Impairment of long-lived assets	8,291	7,343
Severance and restructing expenses (recoveries)	(1,561)	4,106
Other operating expenses, net	(16,885)	7,358
Total operating expenses	161,528	197,965
Operating income	90,099	93,585
Interest income and other, net	1,901	9,101
Income before provision for income taxes	92,000	102,686
Provision for income taxes	50,048	35,119
Net income	$ 41,952	$ 67,567

Earnings per share:
Basic	$ 0.14	$ 0.21
Diluted	$ 0.13	$ 0.21

Shares used in the calculation of earnings per share:
Basic	306,276	320,553
Diluted	312,162	323,815

Dividends declared per share	$ 0.20	$ 0.20

(1) Includes stock-based compensation expenses as follows:

Cost of goods sold	$ 5,461	$ 11,920
Research and development	16,741	19,419
Selling, general and administrative	4,263	6,222
	$ 26,465	$ 37,561

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 26,	September 27,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$ 41,952	$ 67,567
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	26,465	37,561
Depreciation and amortization	36,496	46,781
Deferred taxes	17,809	(924)
Tax benefit (shortfall) related to stock-based compensation	(4,347)	1,062
Excess tax benefit related to stock-based compensation	(1,983)	(52)
Impairment of long-lived assets	8,291	7,343
Loss from sale of property,plant and equipment	699	700
Loss from sale of equity investments	149	-
Changes in assets and liabilities:
Accounts receivable	(21,036)	3,460
Inventories	24,525	6,429
Other current assets	10,595	11,146
Accounts payable	(14,891)	15,471
Income taxes payable	24,490	21,503
Deferred income on shipments to distributors	2,004	(138)
Accrued liabilities-goodwill payments above settlement date fair value	(453)	(8,948)
All other accrued liabilities	(12,250)	(51,897)
Net cash provided by operating activities	138,515	157,064

Cash flows from investing activities:
Purchase of property, plant and equipment	(26,463)	(37,995)
Proceeds from sale of property, plant, and equipment	340	322
Other non-current assets	953	(3,206)
Acquisition	(4,000)	-
Purchases of available-for-sale securities	-	(1,370)
Proceeds from sales/maturities of available-for-sale securities	100,233	2,438
Net cash provided by (used in) investing activities	71,063	(39,811)

Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	1,983	52
Mortgage liability	(10)	(10)
Goodwill payment on expiring options	-	(4,997)
Repurchase of options	(209)	-
Cash settlement of vested restricted stock units	-	(1,910)
Payouts under the RSU loan program	-	(8,202)
Proceeds from derivative litigation settlement	2,460	-
Issuance of common stock	(8,175)	-
Repurchase of common stock	(17,569)	-
Dividends paid	(61,377)	(64,111)
Net cash used in financing activities	(82,897)	(79,178)

Net increase in cash and cash equivalents	126,681	38,075
Cash and cash equivalents:
Beginning of period	709,348	1,013,119
End of period	$ 836,029	$ 1,051,194

Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$ 281	$ 128
Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$ 18,482	$ 12,386

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 26, 2009 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

We have evaluated subsequent events through the date that the financial statements were issued on November 4, 2009.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2010 is a 52-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance related to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the new guidance did not have a material effect on the Company's consolidated financial condition and results of operations.

In December 2007, the FASB issued new accounting guidance related to the accounting and reporting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance improves the relevance, comparability and transparency of financial statements and eliminates diversity in practice that currently exists in accounting for transactions between an entity and noncontrolling interests. This guidance is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of the new guidance did not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued new accounting guidance related to business combinations. The new accounting guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the new accounting guidance during the first quarter of fiscal year 2010. See Note 15 "Acquisitions".

During the first quarter of fiscal year 2010, we adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth (i) rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, (ii) guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and (iii) interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on our consolidated financial statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the first quarter of fiscal year 2010, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

During the first quarter of fiscal year 2010, we adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

The components of inventories consist of:

	September 26,	June 27,
	2009	2009
Inventories:	(In thousands)
Raw materials	$ 14,017	$ 14,235
Work-in-process	140,878	166,970
Finished goods	37,382	36,642
	$ 192,277	$ 217,847

The components of other assets consist of:

	September 26,	June 27,
	2009	2009
Other Assets:	(In thousands)
Deferred tax assets	$ 5,914	$ 5,914
Intangible assets, net (Note 16)	73,205	76,295
Goodwill (Note 16)	29,596	26,710
Other	21,324	21,853
	$ 130,039	$ 130,772

NOTE 4: FAIR VALUE MEASUREMENTS

The FASB defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

Our financial instruments are measured and recorded at fair value, except for cost method investments. Our cost method investments are measured at fair value quarterly; however, they are only recorded at fair value when an impairment charge is recognized. Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The FASB established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value:

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company's Level 1 assets and liabilities consist of U.S. Treasury securities and money market funds.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company's Level 3 assets include assets held for sale.

Assets and liabilities measured at fair value on a recurring basis as of September 26, 2009 were as follows:

		Fair Value Measurements Using
	Balance as of September 26, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds (1)	$ 786,722	$ 784,604	$ 2,118	$ -
U.S. Treasury Notes (2)	101,551	101,551	-	-
Foreign currency derivative contracts, (net)	(278)	-	(278)	-
Total assets measured at fair value	$ 887,995	$ 886,155	$ 1,840	$ -

(1)	Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets as of September 26, 2009
(2)	Included in short-term investments in the accompanying Condensed Consolidated Balance Sheets as of September 26, 2009

Assets and liabilities measured at fair value on a non-recurring basis as of September 26, 2009 were as follows:

Fair Value Measurements Using
	Balance as of September 26, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Assets Held for Sale (1)	$ 4,645	$ -	$ -	$ 4,645
Total assets measured at fair value	$ 4,645	$ -	$ -	$ 4,645

(1)	Included in Other Assets in the accompanying Condensed Consolidated Balance Sheets as of September 26, 2009

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The losses recorded during the three months ended September 26, 2009 were as follows:

Total Losses for Three Months ended September 26, 2009
(in thousands)
Impairment of long-lived assets designated as held for sale during the period	$ (8,291)
Total losses recorded for non-recurring measurements	$ (8,291)

Our non-financial assets were measured and recorded at fair value during the three months ended September 26, 2009 due to previously disclosed events and circumstances, that indicated that the carrying value of the assets or the asset grouping was not recoverable and our decision to hold these assets for sale, resulting in other-than-temporary impairment charges. Most of these asset impairments relate to fab and end-of-line manufacturing assets.

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, which includes U.S. Treasury securities. The Company limits portfolio duration to reduce default risk, market risk and reinvestment risk. The Company does not use derivative financial instruments to hedge the risk of interest rate volatility. At September 26, 2009, the Company investment portfolio had an expected weighted average return of 2.9% (2.9% at June 27, 2009) and a weighted maturity of 247 days (170 days at June 27, 2009). In addition at September 26, 2009, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Foreign Currency Risk

The Company generates revenues outside the United States based on orders obtained in various non-U.S. currencies, primarily Japanese Yen, British Pound and Euro.  Maxim incurs expenditures denominated in various non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company end-of-line manufacturing activities in the Philippines and Thailand, respectively. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies.  Maxim has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange fluctuations.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts quarterly to hedge exposures associated with the Company expenditures denominated in Philippine Pesos and Thailand Baht. Maxim enters into contracts each quarter for the Company accounts receivable and for backlog denominated in Japanese Yen, British Pound and Euro. These instruments generally have a maturity of less than one year. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities are recognized in Interest income and other, net in the Condensed Consolidated Statements of Income.

Foreign exchange contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial in the three months ended September 26, 2009 and September 27, 2008.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values and effect of derivative instruments not designated as hedging instruments under generally accepted accounting principles on the consolidated financial statements was as follows:

Fair Value of Derivative Instrument
Derivatives not designated as hedging instruments under generally accepted accounting principles	Balance sheet location	Fair Value	Fair Value
		September 26, 2009	June 27,2009
(in thousands)
Foreign exchange contracts	Accounts receivable, net	$ (278)	$ (480)
Total		$ (278)	$ (480)
/

Derivatives not designated as hedging instruments under generally accepted accounting principles	Location of gain or (loss) recognized in income on derivative	Amount of gain or (loss) recognized in income on derivative
		Three Months Ended	Three Months Ended
		September 26, 2009	September 27, 2008
(in thousands)
Foreign exchange contracts	Interest income and other, net	$ (1,550)	$ 425
Total		$ (1,550)	$ 425

Volume of Derivative Activity

The total gross notional amount for foreign currency forward contracts, recorded at fair value, was $45.8 million and $77.3 million as of September 26, 2009 and June 27, 2009, respectively. All of the Company's currency forward contracts are single delivery, which are settled at maturity involving one cash payment exchange.

Total gross U.S. Dollar notional amounts for foreign currency forward contract, presented by currency, are as follows:

In United States Dollars	September 26, 2009	June 27, 2009
	(in thousands)
Euro	$ 13,679	$ 28,054
Japanese Yen	17,650	36,533
British Pound	5,772	6,045
Other	8,663	6,703
Total	$ 45,764	$ 77,335

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 26, 2009 and September 27, 2008:

	Three Months Ended
	Sept. 26,	Sept. 27,
	2009	2008
	(in thousands)
Cost of goods sold
Stock options	$ 2,015	$ 6,115
Restricted stock units	3,078	5,805
Employee stock purchase plan	368	-
	$ 5,461	$ 11,920

Research and development expense
Stock options	$ 4,131	$ 7,735
Restricted stock units	11,197	11,684
Employee stock purchase plan	1,413	-
	$ 16,741	$ 19,419

Selling, general and administrative expense
Stock options	$ 1,749	$ 2,410
Restricted stock units	2,378	3,812
Employee stock purchase plan	136	-
	$ 4,263	$ 6,222

Total stock-based compensation expense
Stock options	$ 7,895	$ 16,260
Restricted stock units	16,653	21,301
Employee stock purchase plan	1,917	-
Pre-tax stock-based compensation expense	26,465	37,561
Less: income tax effect	8,017	12,799
Net stock-based compensation expense	$ 18,448	$ 24,762

Compensation cost capitalized as part of inventory as of September 26, 2009 and June 27, 2009 was $4.5 million and $5.6 million, respectively.

Modifications and Settlements

2009 Goodwill Program

In January 2009, as a result of the inability of employees to trade in the Company's stock resulting from the restatement ("Blackout Period"), the Company's Board of Directors approved a program ("Goodwill Program"), wherein non-officer employees holding options that were outstanding as of November 1, 2008 which reached or would have reached their contractual 10-year expiration term between November 2008 and December 2009 would be eligible for a payment in the form of cash or restricted stock units ("RSUs"). Under the Goodwill Program payments exceeding $5,000 would be settled in restricted stock units that vest over three quarters, contingent upon continued employment, while amounts below $5,000 would be settled in cash in a lump-sum payment. The program was extended to officers in May 2009 with substantially similar terms, except that payments exceeding $5,000 to officers were settled in restricted stock units vesting over six quarters.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of restricted stock units under the Goodwill Program, which contain market and service conditions. The Company recognized $3.3 million in stock based compensation expense related to this program during the three months ended September 26, 2009.

Fair Value

The fair value of options granted to employees under the Company's 1996 Plan and rights to acquire common stock under our 2008 ESPP is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of restricted stock units is estimated using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting.

Expected volatilities are based on the historical volatilities from its traded common stock over a period equal to the expected term. The Company analyzed historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period for options granted through December 29, 2008. Subsequent to the end of the second quarter of fiscal year 2009, the Company began utilizing a simplified method, to estimate expected holding periods. This change was attributable to the significant impact resulting from the completion of the tender offer and the Company reducing the contractual term associated with new option grants from ten years to seven years. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. The Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or the actual forfeitures differ from those estimates.

The fair value of share-based awards granted to employees has been estimated at the date of grant using a Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended
	September 26, 2009	September 27, 2008
Expected holding period (in years)	4.6	5.9
Risk-free interest rate	2.6%	3.4%
Expected stock price volatility	38.3%	38.1%
Dividend yield	5.4%	3.6%

	ESP Plan
	Three Months Ended
	September 26, 2009	September 27, 2008
Expected holding period (in years)	-	-
Risk-free interest rate	-	-
Expected stock price volatility	-	-
Dividend yield	-	-

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted-average fair value of stock options granted during the first quarter of fiscal years 2010 and 2009 was $3.52 and $5.82 per share, respectively. The weighted-average fair value of restricted stock units granted during the first quarter of fiscal years 2010 and 2009 was $15.86 and $20.24 per share, respectively.

Stock Option Plans

Stock Options

The following table summarizes stock options outstanding, exercisable and vested and expected to vest as of September 26, 2009 and their activity during fiscal year 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2009	29,599,916	$ 28.83
Options Granted	219,336	$ 16.35
Options Exercised	-	$ -
Options Cancelled	(1,271,009)	$ 28.42
Balance at September 26, 2009	28,548,243	$ 28.80	4.4	$ 42,855,718
Exercisable, September 26, 2009	16,400,006	$ 35.08	3.2	$ 40,432
Vested and Expected to vest, September 26, 2009	27,753,112	$ 29.13	4.3	$ 39,610,330

(1)

Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on September 25, 2009, the last business day proceeding the fiscal quarter-end multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 26, 2009.

As of September 26, 2009, there was $72.8 million of total unrecognized compensation costs related to 12.1 million unvested stock options, expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of September 26, 2009 and their activity during fiscal year 2010:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2009	11,867,329
Restricted stock units granted	216,347
Restricted stock units released	(1,301,938)
Restricted stock units cancelled	(126,772)
Balance at September 26, 2009	10,654,966	1.4	$ 196,051,374
Vested and Expected to vest, September 26, 2009	9,884,733	1.4	$ 181,879,103

(1)

Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on September 25, 2009, the last business day preceding the fiscal quarter-end multiplied by the number of RSUs outstanding or expected to vest as of September 26, 2009.

The Company withheld shares totaling $8.2 million related to employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for three months ended September 26, 2009. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 26, 2009, there was $244.1 million of unrecognized compensation expense related to 10.7 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.8 years.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2008 Employee Stock Purchase Plan:

As of September 26, 2009, there was $1.4 million of unrecognized compensation expense related to our ESPP plan.

NOTE 7: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method. The Company cash-settled options that expired (reached the ten year contractual term) during the blackout period and cash-settled vested RSUs during the three months ended September 27, 2008. These options and RSUs are considered liability instruments and as such are excluded from the diluted earnings per share calculation for the three months ended September 27, 2008.

The following table sets forth the computation of basic and diluted (loss) earnings per share.

	Three Months Ended
	September 26,	September 27,
(Amounts in thousands, except per share data)	2009	2008

Numerator for basic earnings per share and
diluted earnings per share
Net income	$ 41,952	$ 67,567

Denominator for basic earnings per share	306,276	320,553
Effect of dilutive securities:
Stock options, RSUs, and ESPP	5,886	3,262
Denominator for diluted earnings per share	312,162	323,815

Earnings per share:
Basic	$ 0.14	$ 0.21
Diluted	$ 0.13	$ 0.21

Approximately 20.1 million and 74.6 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the three months ended September 26, 2009 and September 27, 2008, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results as one reportable segment. The Company designs, develops, manufactures and markets a broad range of analog integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The Company has fourteen operating segments which aggregate into one reportable segment. Two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and GAAP, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company meets each of the aggregation criteria for the following reasons:

  the sale of analog and mixed signal integrated circuits is the primary source of revenue for each of the Company's fourteen operating segments;

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

Enterprise-wide information is provided in accordance with GAAP. Geographical revenue information is based on customers' ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 26,	September 27,
	2009	2008 (1)
	(in thousands)
United States	$ 68,967	$ 87,675
China	141,421	163,966
Japan	34,410	37,859
Korea	82,515	54,515
Rest of Asia	51,729	55,414
Europe	60,888	90,655
Rest of World	9,316	11,120
	$ 449,246	$ 501,204

(1)	The Company previously included $23.2 million of Korean revenues in United States revenues during the three months ended September 27, 2008.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net long-lived assets by geographic region were as follows:

	September 26,	June 27,
	2009	2009
	(in thousands)
United States	$ 1,000,222	$ 1,016,116
Philippines	237,762	234,004
Thailand	107,942	108,898
Rest of World	6,931	7,034
	$ 1,352,857	$ 1,366,052

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized (losses) gains on available-for-sale investments and forward exchange contracts, and deferred income taxes on unrealized exchange (losses) gains on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended
	September 26,	September 27,
	2009	2008
	(in thousands)
Net income, as reported	$ 41,952	$ 67,567
Change in unrealized gains (losses) on investments,
net of tax benefit (expense) of $213 and $(530), respectively	(371)	923
Deferred tax on unrealized exchange gains (losses) on intercompany receivables	(428)	380
Actuarial loss on post-retirement benefits,
net of tax benefit (expense) of $(29) and $0, respectively	52	-
Total comprehensive income	$ 41,205	$ 68,870

Accumulated other comprehensive income presented in the Condensed Consolidated Balance Sheets at September 26, 2009 and June 27, 2009 consist of net unrealized (losses) gains on available-for-sale investments of $1.2 million and $1.6 million, respectively, net foreign currency translation loss adjustments of $(1.5) million and $(1.5) million, respectively, actuarial gains (losses) on post-retirement benefits of $(3.7) million and $(3.8) million, respectively, and deferred income tax of $(4.3) million and $(4.0) million, respectively, on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

NOTE 10: INCOME TAXES

In the three months ended September 26, 2009, the Company recorded an income tax provision of $50.0 million, compared to an income tax provision of $35.1 million for the three months ended September 27, 2008.

The Company's federal statutory tax rate is 35%. The Company's effective tax rate of 54.4% for the three months ended September 26, 2009 was higher than the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts.

The Company's effective tax rate of 34.2% for the three months ended September 27, 2008 was lower than the statutory tax rate primarily because of benefits from the domestic production activities deduction.

In the third quarter of fiscal year 2008, the Internal Revenue Service ("IRS") commenced an examination of the Company's federal corporate income tax returns for fiscal years 2005 and 2006, which is still ongoing. As part of this audit the IRS has requested information related to the Company's stock option investigation and subsequently expanded the audit to review stock option transactions in fiscal year 2004. The Company also has ongoing audits by various state and foreign taxing jurisdictions. Management believes that it has adequately provided for any adjustments that may result from these examinations, however, the outcome of tax audits cannot be predicted with

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company will be required to adjust its provision for income tax in the period such resolution occurs.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Maxim Integrated Products, Inc. Derivative Litigation, Lead Case No. 5:06-cv-03344-JW, which consolidates McKinney v. Beck, et al. (Case No. 06-3344) and Horkay v. Beck, et al. (Case No. 06-3395), City of Pontiac Policemen's and Firemen's Retirement System v. Hood, et al. (Case No. 06-03754) and Corey v. Gifford, et al. (Case No. 06-03755); (2) the California Superior Court, Santa Clara County, as Louisiana Sheriffs' Pension & Relief Fund v. Gifford et al. (Case No. 1-06-CV-065626); and (3) the Delaware Court of Chancery, as Ryan v. Gifford, et al. (Case No. Civ 2213-N). The complaints alleged, among other things, that certain of the Company's current and former executive officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct of back-dating stock options as well as violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company was named solely as a nominal defendant against whom the plaintiffs seek no recovery.

On January 2, 2009, the Delaware Court of Chancery issued a Memorandum Opinion approving the settlement in the Ryan, et al. vs. Gifford, et al. action and entered a Final Order and Judgment. The time for appeal of the Final Order and Judgment expired on February 2, 2009, with no party appealing any aspect of the Delaware Final Order and Judgment. All derivative actions pending in the California Superior Court have since been dismissed, with prejudice. All preconditions to distribution of the Delaware settlement proceeds in escrow on behalf of Maxim were met and the net settlement proceeds of $18.9 million were received on September 10, 2009. The Company recognized an increase to additional paid in capital of $2.5 million related to excess gains while the remainder of the proceeds of $16.4 million was recorded as a reduction in Other Operating Expenses, net.

On February 6, 2008, a putative class action complaint was filed against the Company, its former chief executive officer, now deceased, and its former chief financial officer in the United States District Court for the Northern District of California.  The complaint, brought on behalf of a putative class of Maxim stockholders who purchased or otherwise acquired their shares between April 29, 2003 and January 17, 2008, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with alleged misrepresentations and omissions concerning the Company's stock option accounting practices.  On May 15, 2008, the Court appointed the Cobb County Government Employees Pension Plan, the DeKalb County Pension Plan and the Mississippi Public Employees Retirement System as co-lead plaintiffs (collectively, "Lead Plaintiffs") and Bernstein Litowitz Berger & Grossman LLP and Chitwood Harley Harnes LLP as co-lead counsel.

On November 14, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint, which continues to assert claims under Sections 10(b) and 20(a) of the Exchange Act and names the Company, its former chief executive officer, its former chief financial officer and its former treasurer as defendants.  The Consolidated Class Action Complaint seeks damages in an unspecified amount, as well as interest, costs and expenses, including attorneys' fees.  On January 30, 2009, the Company moved to dismiss the Consolidated Class Action Complaint, which motion, on July 16, 2009, was granted in part and denied in part by the Court.  On August 28, 2009, the Company answered the Consolidated Class Action Complaint, and the parties currently are engaged in discovery. This lawsuit is still in its preliminary stages and any potential loss is not reasonably estimable at this time. The Company is defending the action vigorously. The Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows for a particular period or on the trading price of our Common Stock.

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

Legal fees associated with indemnification obligations, defense and other related costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors and certain former officers and directors. More specifically, we have separate written indemnification agreements with our current and former executive officers and directors as well as with our director of internal audit. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices.  The Company expenses such amounts as incurred.

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

In the first quarter of fiscal year 2010, the Company repurchased approximately 0.9 million shares of its common stock for $16.8 million. As of the end of the first quarter of fiscal year 2010, the Company had repurchased a total of 19.o million shares totaling $251.9 million related to the $750 million Board of Director authorization. The Company was authorized to repurchase up to an additional $498.1 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 13: IMPAIRMENT OF LONG-LIVED ASSETS

Test Facilities

During the first quarter of fiscal year 2010, the Company identified certain assets as excess primarily attributable to changes in certain manufacturing technology. In connection with these circumstances, the Company recorded a charge for the write down of equipment to its estimated fair value. The total charge of $5.0 million was included in impairment of long lived assets in the Company's Condensed Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.6 million in Other assets in the Condensed Consolidated Balance Sheet as of September 26, 2009.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fabrication Facility, Oregon

During the first quarter of fiscal year 2010, as a result of reduced future wafer output requirements associated with equipment utilizing certain process technologies the Company recorded a write down of equipment to be sold to the equipment's estimated fair value. This charge of $3.3 million was included in impairment of long lived assets in the Company's Condensed Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.5 million in Other assets in the Condensed Consolidated Balance Sheet as of September 26, 2009.

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

The Company reached its conclusions regarding the asset impairments after conducting evaluations of the recoverability of the related manufacturing assets. The fair value of the equipment was determined after consideration of equipment specifications, quoted market prices of similar equipment and management's perception of demand for the equipment. The Company applied present value techniques to estimate fair value for certain of the equipment which they believe has limited marketability.

NOTE 14: RESTRUCTURING ACTIVITIES

Shutdown of Dallas fab

During the first quarter of fiscal year 2010, the Company recorded approximately $1.6 million in restructuring costs associated with the closure of the Dallas, Texas wafer manufacturing facility. These costs consisted of decommissioning of equipment at the facility and estimated severance and benefits associated with employees of the facility.

Change in Estimate

During the first quarter of fiscal year 2010, the Company recognized a reversal of expense of approximately $3.2 million related to a reduction in estimated benefits costs for employees terminated during prior quarters.

Activity and liability balances related to the restructuring activity for the three months ended September 26, 2009 were as follows:

	Three Months Ended
	September 26, 2009
	(in thousands)
	Severance and Benefits	Other Exit Costs	Total
Balance, June 27, 2009	$ 7,694	$ -	$ 7,694
Restructuring accrual	319	1,321	1,640
Cash payments	(2,343)	(1,321)	(3,664)
Changes in estimates	(3,201)	-	(3,201)
Balance, September 26, 2009	$ 2,469	$ -	$ 2,469

The Company has included this amount in accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15: ACQUISITIONS

L&L ENGINEERING

During the first quarter 2010, the Company acquired L&L Engineering, a company developing digital power converter technology for approximately $4.0 million in cash. The Company may pay up to an additional $5.5 million based on the achievement of certain product development and product release milestones and continued employment of certain key employees assumed from L&L Engineering. The Company preliminarily allocated $1.1 million to IPR&D and $2.9 million to goodwill. The Company will amortize the in-process research and development over the estimated life of the technology upon completion of its development. The Company expects that all of the goodwill will be deductible for tax purposes.

NOTE 16: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual impairment analysis during the first quarter 2010 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Activity and goodwill balances for the three months ended September 26, 2009 were as follows:

Goodwill
Balance at June 27, 2009	$ 26,710
New Acquisitions	2,900
Adjustments	(14)
Balance at September 26, 2009	$ 29,596

Intangible Assets

The useful lives of the significant amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	September 26, 2009
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property*	$ 63,526	$ 26,372	$ 37,153
Customer relationships	42,330	6,606	35,724
Tradename	400	122	278
Backlog	200	150	50
Total intangible assets	$ 106,456	$ 33,250	$ 73,205

* Original cost includes $1.1 million of In-process research and development acquired from L&L Engineering.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization expense of $2.7 million associated with intellectual property was recorded in cost of goods sold for the three months ended September 26, 2009 while amortization expense of $1.4 million associated with customer relationships was recorded in selling, general and administrative expenses for the three months ended September 26, 2009, respectively.

The following table presents the amortization expense of intangible assets:

	Three Months Ended
	September 26,	September 27,
	2009	2008
	(in thousands)
Intellectual property	$ 2,696	$ 1,771
Customer relationships	1,410	556
Tradename	34	-
Backlog	50	-
Total amortization expense	$ 4,190	$ 2,327

The following table represents the estimated future amortization expense of intangible assets as of September 26, 2009:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2010	$ 12,468
2011	15,893
2012	15,069
2013	11,234
2014	6,819
Thereafter	10,622
Total	$ 72,105

* The total above excludes $1.1M of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files with or furnishes to the SEC from time to time, such as its Annual Reports on Form 10-K (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations), its Quarterly Reports on Form 10-Q (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations) and any Current Reports on Form 8-K.

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

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 26,	September 27,
	2009	2008
	(in thousands)
Net revenues	100.0%	100.0%
Cost of goods sold	44.0%	41.8%
Gross margin	56.0%	58.2%
Operating expenses:
Research and development	26.0%	27.7%
Selling, general and administrative	12.2%	8.0%
Impairment of long-lived assets	1.8%	1.5%
Severance and restructing expenses (recoveries)	-0.3%	0.8%
Other operating expenses, net	-3.8%	1.5%
Total operating expenses	35.9%	39.5%
Operating income	20.1%	18.7%
Interest income and other, net	0.4%	1.8%
Income before provision for income taxes	20.5%	20.5%
Provision for income taxes	11.1%	7.0%
Net income	9.4%	13.5%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 26,	September 27,
	2009	2008
	(in thousands)
Cost of goods sold	1.2%	2.4%
Research and development	3.7%	3.9%
Selling, general and administrative	0.9%	1.2%
	5.9%	7.5%

Net Revenues

Net revenues were $449.2 million and $501.2 million for the three months ended September 26, 2009 and September 27, 2008, respectively, a decrease of 10.4%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer, and Industrial. In the three months ended September 26, 2009, net revenues decreased in the Communications, Computing and Industrial end markets. Net shipments to Communications, Computing, and Industrial markets decreased by approximately 19%, 20%, and 10% for the three months ended September 26, 2009 as compared to September 27, 2008, respectively. The decline in each of the markets was primarily attributable to a reduction in demand associated with the current economic environment. Net shipments from Consumer markets increased by approximately 6% for three months ended September 26, 2009 as compared to September 27, 2008 driven primarily by increased shipments in the cell phone market.

During the three months ended September 26, 2009 and September 27, 2008, approximately 85% and 83% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months ended September 26, 2009 and September 27, 2008 was immaterial.

Gross Margin

Our gross margin percentage was 56.0% and 58.2% for the three months ended September 26, 2009 and September 27, 2008, respectively. The gross margin percentage for the three months ended September 26, 2009, as compared to the three months ended September 27, 2008, decreased primarily due to a decline in utilization associated with our manufacturing facilities attributable to a decline in overall demand caused by a slowdown in the global economy. These decreases in margin percentage as noted above were partially offset by an $11.3 million reduction in depreciation expense from the completion of the closure of our Dallas facility at the end of the fiscal year 2009. Inventory write-downs decreased by approximately $5.0 million, from $8.4 million during the three months ended September 27, 2008 to $3.4 million during the three months ended September 26, 2009 due to improvements in management of our inventory levels. In addition stock-based compensation expense declined by $6.5 million.

Research and Development

Research and development expenses were $116.7 million and $138.9 million for the three months ended September 26, 2009 and September 27, 2008, respectively, which represented 26.0% and 27.7% of net revenues, respectively. The decrease in research and development expenses as a percentage of revenue was partially attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions subsequent to the first quarter of fiscal year 2009. The total impact of the transition was approximately $13.8 million during the three months ended September 26, 2009. In addition salaries, bonuses and benefits declined by $7.8 million due to reduced headcount attributable to the restructuring actions implemented by the Company during the second half of fiscal year 2009.

Selling, General and Administrative

Selling, general and administrative expenses were $55.0 million and $40.2 million for the three months ended September 26, 2009 and September 27, 2008, respectively, which represented 12.2% and 8.0% of net revenues, respectively. The increase in selling, general and administrative expenses is partially attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions subsequent to the first quarter of fiscal year 2009. The total impact of the transition was approximately $13.8 million during the three months ended September 26, 2009.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 26, 2009 and September 27, 2008:

	Three Months Ended
	Sept. 26,	Sept. 27,
	2009	2008
	(in thousands)
Cost of goods sold
Stock options	$ 2,015	$ 6,115
Restricted stock units	3,078	5,805
Employee stock purchase plan	368	-
	$ 5,461	$ 11,920

Research and development expense
Stock options	$ 4,131	$ 7,735
Restricted stock units	11,197	11,684
Employee stock purchase plan	1,413	-
	$ 16,741	$ 19,419

Selling, general and administrative expense
Stock options	$ 1,749	$ 2,410
Restricted stock units	2,378	3,812
Employee stock purchase plan	136	-
	$ 4,263	$ 6,222

Total stock-based compensation expense
Stock options	$ 7,895	$ 16,260
Restricted stock units	16,653	21,301
Employee stock purchase plan	1,917	-
Pre-tax stock-based compensation expense	26,465	37,561
Less: income tax effect	8,017	12,799
Net stock-based compensation expense	$ 18,448	$ 24,762

Pre-tax stock based compensation decreased to $26.5 million during the three months ended September 26, 2009 from $37.6 million during the three months ended September 27 , 2008, which represented 5.9% and 7.5% of net revenues, respectively. The decrease in expenses is attributable to lower charges for stock options in connection with the tender offer to cash settle certain under water stock options completed in December 2008 and the completion of vesting of restricted stock units previously issued. These decreases were partially offset by expenses associated with the Company's annual grant of stock options and restricted stock units which occurred in December 2008.

Impairment of Long-lived Assets

Test Facilities

During the first quarter of fiscal year 2010, the Company identified certain assets as excess primarily attributable to changes in certain manufacturing technology. In connection with these circumstances, the Company recorded a charge for the write down of equipment to its estimated fair value. The total charge of $5.0 million was included in impairment of long lived assets in the Company's Condensed Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.6 million in Other assets in the Condensed Consolidated Balance Sheet as of September 26, 2009.

Fabrication Facility, Oregon

During the first quarter of fiscal year 2010, as a result of reduced future wafer output requirements associated with equipment utilizing certain process technologies the Company recorded a write down of equipment to be sold to the equipment's estimated fair value. This charge of $3.3 millionwas included in impairment of long lived assets in the Company's Condensed Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.5 million in Other assets in the Condensed Consolidated Balance Sheet as of September 26, 2009.

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

Severance and Restructuring Expenses

Shutdown of Dallas fab

During the first quarter of fiscal year 2010, the Company recorded approximately $1.6 million in restructuring costs associated with the closure of the Dallas, Texas wafer manufacturing facility. These costs consisted of decommissioning of equipment at the facility and estimated severance and benefits associated with employees of the facility.

Change in Estimate

During the first quarter of fiscal year 2010, the Company recognized a reversal of expense of approximately $3.2 million related to a reduction in estimated benefits costs for employees terminated during prior fiscal quarters.

Other Operating Expenses, Net

Other operating expenses, net primarily consists of expense items related to the restatement of previously reported financial statements and associated litigation.

The following table summarizes activities for the three months ended September 26, 2009 and September 27, 2008:

	Three Months Ended
	September 26, 2009	September 27, 2008
	(in thousands)
Legal and accounting expenses	$ 5,742	$ 11,289
Payroll tax and related adjustments	(6,229)	(5,381)
Derivative litigation settlement	(16,419)	-
Other	21	1,450
Total	$ (16,885)	$ 7,358

The Company incurred $5.7 million and $11.3 million in legal and accounting expenses associated with the restatement of certain of its previously filed financial statements during the three months ended September 26, 2009 and September 27, 2008, respectively. The decline of $5.6 million in restatement related legal and accounting fees is primarily due to the completion of the restatement on September 30, 2008 offset by increased indemnification related legal fees associated with our former chief financial officer during the three months ended September 26, 2009. The Company also recognized $16.4 million in income attributable to gains directly related to proceeds received associated with the settlement of the derivative litigation during the first quarter of fiscal year 2010. See Note 11 "Commitments and Contingencies".

As a result of the Company's investigation into equity awards, the Company recorded certain U.S. and foreign payroll tax, interest and penalty accruals in prior years. The Company reversed $6.2 million and $5.4 million of these accruals during the three months ended September 26, 2009 and September 27, 2008, respectively, due primarily to the expiration of the tax statutes of limitations in various foreign jurisdictions.

Interest Income and Other (Expense) Income, Net

Interest income and other income, net, was $1.9 million and $9.1 million for the three months ended September 26, 2009 and September 27, 2008, respectively. This decrease was primarily driven by a decline of $6.0 million in interest income due to lower average interest rates and lower invested cash, cash equivalents and short-term investments.

Provision for Income Taxes

In the three months ended September 26, 2009, the Company recorded an income tax provision of $50.0 million, compared to an income tax provision of $35.1 million for the three months ended September 27, 2008.

The Company's statutory federal tax rate is 35%. The Company's effective tax rate of 54.4% for the three months ended September 26, 2009 was higher than the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts. We expect that our effective tax rate for the remainder of the fiscal year 2010 will be materially higher than 35% and that in subsequent years the effective tax rate will begin to decline as our new global structure becomes fully operational, however, the effective tax rate could be adversely impacted should the expected tax benefits from the new global structure occur later than expected or be lower than expected, which could have a material adverse impact on our results of operations.

The Company's effective tax rate of 34.2% for the three months ended September 27, 2008 was lower than the statutory tax rate primarily because of benefits from the domestic production activities deduction.

In the third quarter of fiscal year 2008, the Internal Revenue Service ("IRS") commenced an examination of the Company's federal corporate income tax returns for fiscal years 2005 and 2006, which is still ongoing. As part of this audit the IRS has requested information related to the Company's stock option investigation and subsequently expanded the audit to review stock option transactions in fiscal year 2004. The Company also has ongoing audits by various state and foreign taxing jurisdictions. Management believes that it has adequately provided for any adjustments that may result from these examinations, however, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company will be required to adjust its provision for income tax in the period such resolution occurs.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued new accounting guidance related to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the new guidance did not have a material effect on the Company's consolidated financial condition and results of operations.

In December 2007, the FASB issued new accounting guidance related to the accounting and reporting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance improves the relevance, comparability and transparency of financial statements and eliminates diversity in practice that currently exists in accounting for transactions between an entity and noncontrolling interests. This guidance is effective for annual periods beginning after December 15, 2008.

Earlier adoption is prohibited. The adoption of the new guidance did not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued new accounting guidance related to business combinations. The new accounting guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the new accounting guidance during the first quarter of fiscal year 2010. See Note 15 "Acquisitions."

During the first quarter of fiscal year 2010, we adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth (i) rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, (ii) guidance related to the determination of other-than-temporary impairments to include the intent and (iii) ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on our consolidated financial statements.

During the first quarter of fiscal year 2010, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

During the first quarter of fiscal year 2010, we adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

BACKLOG

At September 26, 2009, backlog shippable within the next quarter was approximately $288.4 million. The Company's backlog shippable within the next quarter at the end of the quarter ended June 27, 2009 was approximately $278.4 million. Our backlog is subject to revisions, cancellations and rescheduling which could have a material impact on the timing and extent of our revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalent and short-term investments were as follows:

	September 26,	September 27,
	2009	2008
	(in thousands)
Cash and cash equivalents	$ 836,029	$ 1,051,194
Short-term investments	101,551	205,262
Total cash, cash equivalents and investments	$ 937,580	$ 1,256,456

Cash flows were as follows:

	Three Months Ended
	September 26,	September 27,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$ 138,515	$ 157,064
Net cash provided by investing activities	71,063	(39,811)
Net cash used in financing activities	(82,897)	(79,178)
Net increase in cash and cash equivalents	$ 126,681	$ 38,075

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the three months ended September 26, 2009 decreased by approximately $18.5 million compared with the three months ended September September 27, 2008 while net income declined by $25.6 million. Non-cash adjustments decreased by approximately $8.9 million for the three months ended September 26, 2009 compared with the three months ended September September 27, 2008 while working capital reductions of $16.0 million provided cash to offset the net income decline.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities and acquisitions.

The decrease in cash used in investing activities is primarily due to an increase in net maturities on short-term investments of $99.2 million as the Company shifted its investment portfolio maturing during the three months ended September 26, 2009 to money market funds. Cash used in investing activities included $26.5 million and $38.0 million in capital expenditures during the three months ended September 26, 2009 and September 27, 2008, respectively.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, cash settlements associated with restricted stock units, expiring options, tender offer payments and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities increased by approximately $3.7 million for the three months ended September 26, 2009 compared with the three months ended September September 27, 2008. This increase was primarily due an increase in repurchases of common stock of $17.6 million under a repurchase program commenced in October 2008 and an increase in withholding tax payments of $8.2 million made upon share settlements of restricted stock units during the three months ended September 26, 2009. These increased cash payments were offset by reduced payments associated with restricted stock units under the RSU loan program of $8.2 million as a result of payments associated with the final settlement occurring under the program during the second quarter of 2009. The Company also decreased cash payments by $5.0 million related to settlements of options under the goodwill and tender offer programs. In addition, we received additional proceeds of $2.5 million related to excess gains associated with the derivative settlement and $1.9 million in additional excess tax benefits attributable to increased intrinsic value associated with restricted stock units upon release.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, share repurchase and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of September 26, 2009, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 26, 2009. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of September 26, 2009. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 26, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009, which is herein incorporated by reference. Below is a description of additional risks associated with our business, financial condition and results of operations.

We may have difficulties in operating our new enterprise resource planning system, which may adversely affect our operations and financial reporting

Subsequent to September 26, 2009, we implemented a new enterprise resource planning ("ERP") system as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. Any difficulties encountered in the operation of our new ERP system or any difficulties in the conversion of information from our old ERP system could cause us to fail to meet customer demand for our product or could delay our ability to meet our financial reporting obligations which, in turn, could materially adversely affect our results of operations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended September 26, 2009:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Jul.26,2009-Aug.22,2009	180	$ 18.47	180	$ 511,545
Aug.23,2009-Sep.26,2009	720	18.66	720	498,109
Total for the Quarter	900	$ 18.62	900	$ 498,109

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

In the first quarter of fiscal year 2010, the Company repurchased approximately 0.9 million shares of its common stock for $16.8 million. As of the end of the first quarter of fiscal year 2010, the Company was authorized to repurchase up to $498.1 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

(a)   Exhibits

10.30	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees
10.31	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2009	MAXIM INTEGRATED PRODUCTS, INC.

By:	/s/ Bruce E. Kiddoo Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.30	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees PDF provided as a courtesy
10.31	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders PDF provided as a courtesy
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