Form 10-Q
period 2009-12-26
MAXIM INTEGRATED PRODUCTS INC
filed 2010-02-04
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES [ ] NO [x]

As of January 25, 2010 there were 304,776,163 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 26, 2009	June 27, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$737,522	$709,348
Short-term investments	101,038	204,055
Total cash, cash equivalents and short-term investments	838,560	913,403
Accounts receivable, net	281,122	207,807
Inventories	196,044	217,847
Deferred tax assets	188,867	211,879
Income tax refund receivable	432	13,072
Other current assets	26,535	20,943
Total current assets	1,531,560	1,584,951
Property, plant and equipment, net	1,341,832	1,366,052
Other assets	125,060	130,772
TOTAL ASSETS	$2,998,452	$3,081,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,255	$70,087
Income taxes payable	2,501	2,140
Accrued salary and related expenses	129,366	141,334
Accrued expenses	38,043	38,455
Deferred income on shipments to distributors	18,227	16,760
Total current liabilities	257,392	268,776
Other liabilities	25,544	26,398
Income taxes payable	99,322	124,863
Deferred tax liabilities	71,061	67,273
Total liabilities	453,319	487,310
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock and capital in excess of par value	305	21,511
Retained earnings	2,553,889	2,580,610
Accumulated other comprehensive loss	(9,061)	(7,656)
Total stockholders' equity	2,545,133	2,594,465
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,998,452	$3,081,775

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(Amounts in thousands, except per share data)

Net revenues	$473,515	$410,675	$922,761	$911,879
Cost of goods sold (1)	181,727	211,590	379,346	421,244
Gross margin	291,788	199,085	543,415	490,635
Operating expenses:
Research and development (1)	118,367	144,283	235,060	283,198
Selling, general and administrative (1)	61,308	64,124	116,298	104,367
In process research & development	—	3,900	—	3,900
Impairment of long-lived assets	—	43,769	8,291	51,112
Severance and restructuring expenses	2,063	13,597	502	17,703
Other operating expenses, net	921	10,252	(15,964)	17,610
Total operating expenses	182,659	279,925	344,187	477,890
Operating income (loss)	109,129	(80,840)	199,228	12,745
Interest income and other, net	3,630	7,385	5,531	16,486
Income (loss) before provision (benefit) for income taxes	112,759	(73,455)	204,759	29,231
Provision (benefit) for income taxes	54,124	(34,671)	104,172	448
Net income (loss)	$58,635	$(38,784)	$100,587	$28,783

Earnings (loss) per share:
Basic	$0.19	$(0.12)	$0.33	$0.09
Diluted	$0.19	$(0.12)	$0.32	$0.09

Shares used in the calculation of earnings (loss) per share:
Basic	305,324	312,718	305,821	316,635
Diluted	310,090	312,718	310,798	318,725

Dividends declared per share	$0.200	$0.200	$0.400	$0.400

(1) Includes stock-based compensation charges as follows:
Cost of goods sold	$5,265	$30,834	$10,726	$42,754
Research and development	14,650	33,432	31,391	52,851
Selling, general and administrative	7,018	19,672	11,281	25,894
	$26,933	$83,938	$53,398	$121,499

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	December 26, 2009	December 27, 2008
	(in thousands)
Cash flows from operating activities:
Net income	$100,587	$28,783
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	53,398	121,498
Depreciation and amortization	76,328	97,674
Deferred taxes	26,403	168,574
Tax benefit (shortfall) related to stock based compensation plans	(10,143)	(149,082)
Excess tax benefit related to stock based compensation	(3,898)	(461)
In-process research & development	—	3,900
Impairment of long-lived assets	8,291	51,112
Loss on sale of property, plant and equipment	1,092	1,887
Loss (gain) from sale of equity investments	149	(529)
Changes in assets and liabilities:
Accounts receivable	(73,315)	58,936
Inventories	19,003	14,209
Other current assets	8,895	(60,726)
Accounts payable	(643)	(124)
Income taxes payable	(26,075)	2,481
Deferred income on shipments to distributors	1,467	(850)
Accrued liabilities - goodwill payments above settlement date fair value	(993)	(37,041)
All other accrued liabilities	(11,070)	(70,762)
Net cash provided by operating activities	169,476	229,479
Cash flows from investing activities:
Purchase of property, plant and equipment	(54,752)	(67,535)
Proceeds from sale of property, plant, and equipment	665	947
Other non-current assets	1,737	(1,246)
Acquisitions	(4,000)	(30,310)
Purchases of available-for-sale securities	—	(2,740)
Proceeds from sales/maturities of available-for-sale securities	100,233	4,675
Net cash provided by (used in) investing activities	43,883	(96,209)
Cash flows from financing activities:
Excess tax benefit related to stock based compensation	3,898	461
Mortgage liability	(20)	(20)
Payouts under the RSU loan program	—	(35,578)
Proceeds from derivative litigation settlement	2,460	—
Repayment of notes payable	—	(2,673)
Issuance of common stock	(14,970)	(15,174)
Repurchase of common stock	(64,470)	(235,131)
Issuance of common stock under employee stock purchase plan	10,703	—
Dividends paid	(122,394)	(126,414)
Settlements of equity instrustments	(392)	(13,660)
Net cash used in financing activities	(185,185)	(428,189)
Net increase (decrease) in cash and cash equivalents	28,174	(294,919)
Cash and cash equivalents:
Beginning of period	709,348	1,013,119
End of period	$737,522	$718,200
Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$101,335	$37,160
Noncash investing and financing activities:
Accounts payable related to property, plant, and equipment purchases	$15,523	$22,068

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (GAAP) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. The results of operations for the three months and six months ended December 26, 2009 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

We have evaluated subsequent events through February 4, 2010, the date that the financial statements were issued.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every sixth or seventh fiscal year will be a 53-week fiscal year. Fiscal year 2010 is a 52-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (the FASB) issued new accounting guidance related to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the new guidance did not have a material effect on the Company's consolidated financial condition and results of operations.

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

In December 2007, the FASB issued new accounting guidance related to business combinations. The new accounting guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the new accounting guidance during the first quarter of fiscal year 2010. See Note 15-Acquisition.

During the first quarter of fiscal year 2010, the Company adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth (i) rules related to the determination of the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, (ii) guidance that would include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and (iii) interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on the Company's consolidated financial statements.

During the first quarter of fiscal year 2010, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.

During the first quarter of fiscal year 2010, the Company adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company's consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

The components of inventories consist of:
	December 26, 2009	June 27, 2009
Inventories:	(in thousands)
Raw materials	$16,443	$14,235
Work-in-process	133,476	166,970
Finished goods	46,125	36,642
	$196,044	$217,847

The components of other assets consist of:
	December 26, 2009	June 27, 2009
Other Assets:	(In thousands)
Deferred tax assets	$5,914	$5,914
Intangible assets, net (Note 16)	69,009	76,295
Goodwill (Note 16)	29,586	26,710
Other	20,551	21,853
	$125,060	$130,772

NOTE 4: FAIR VALUE MEASUREMENTS

The FASB established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are:

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

The Company's Level 3 assets include assets held for sale.

Assets and liabilities measured at fair value on a recurring basis as of December 26, 2009 were as follows:

		Fair Value Measurements Using
	Balance as of December 26, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds (1)	$674,203	$672,081	$2,122	$—
U.S. Treasury Notes (2)	101,038	101,038	—	—
Foreign currency derivative contracts, (net)	468	—	468	—
Total assets measured at fair value	$775,709	$773,119	$2,590	$—

(1)	Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets as of December 26, 2009
(2)	Included in short-term investments in the accompanying Condensed Consolidated Balance Sheets as of December 26, 2009

Assets and liabilities measured at fair value on a non-recurring basis as of December 26, 2009 were as follows:

		Fair Value Measurements Using
	Balance as of December 26, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Assets Held for Sale (1)	$4,562	$—	$—	$4,562
Total assets measured at fair value	$4,562	$—	$—	$4,562

(1)	Included in Other Assets in the accompanying Condensed Consolidated Balance Sheets as of December 26, 2009

The losses recorded during the three months and six months ended December 26, 2009 were as follows:

	Total Losses for
	Three Months Ended	Six Months Ended
	December 26, 2009	December 26, 2009
	(in thousands)
Impairment of long-lived assets designated as held for sale during the period	$—	$(8,291)
Total losses recorded for non-recurring measurements	$—	$(8,291)

The Company's non-financial assets were measured and recorded at fair value during the three months and six months ended December 26, 2009 due to previously disclosed events and circumstances, that indicated that the carrying value of the assets or the asset grouping was not recoverable and the Company's decision to hold these assets for sale, resulting in other-than-temporary impairment charges. Most of these asset impairments relate to manufacturing assets.

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, which includes U.S. Treasury securities. The Company limits portfolio duration to reduce default risk, market risk and reinvestment risk. The Company does not use derivative financial instruments to hedge the risks of interest rate volatility. At December 26, 2009, the Company investment portfolio had an expected weighted average return of 2.9% (2.9% at September 26, 2009) and a weighted maturity of 156 days (247 days at September 26, 2009). In addition, at December 26, 2009, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

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

Foreign currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts quarterly to hedge exposures associated with the Company expenditures in foreign currencies and for the Company accounts receivable and for backlog denominated in foreign currencies. These instruments generally have a maturity of less than one year. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities are recognized in Interest income and other, net in the Condensed Consolidated Statements of Income.

The effects of derivative instruments not designated as hedging instruments on the consolidated financial statements were as follows as of December 26, 2009 and for the three and six months then ended (amounts presented exclude any income tax effects):

	Fair Value Derivative Instrument
Derivatives not designed as hedging instruments under generally accepted accounting principles	Balance sheet location	Fair Value December 26, 2009	Fair Value June 27, 2009
		(in thousands)
Foreign exchange contracts	Accounts receivable, net	$468	$(480)
Total		$468	$(480)

Derivatives not designated as hedging instruments under generally accepted accounting principles	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
		December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
		(in thousands)
Foreign exchange contracts	Interest income and other, net	$1,018	$(2,309)	$(532)	$(1,884)
Total		$1,018	$(2,309)	$(532)	$(1,884)

Volume of Derivative Activity

The total gross notional amount for foreign currency forward contracts, recorded at fair value, was $93.0 million and $77.3 million, as of December 26, 2009 and June 27, 2009, respectively. All of the Company's currency forward contracts are single delivery, which are settled at maturity involving one cash payment exchange.

Total gross U.S. Dollar notional amounts for foreign currency forward contract, presented by currency, are as follows:

In United States Dollars	December 26, 2009	June 27, 2009
	(in thousands)
Euro	$27,187	$28,054
Japanese Yen	37,105	36,533
British Pound	10,500	6,045
Other	18,221	6,703
Total	$93,013	$77,335

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Operations for the three months and six months ended December 26, 2009 and December 27, 2008:

Stock-based compensation expense by type of award

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(in thousands)
Cost of goods sold
Stock options	$401	$23,785	$2,416	$29,900
Restricted stock units	4,730	7,049	7,808	12,854
Employee stock purchase plan	134	—	502	—
	$5,265	$30,834	$10,726	$42,754
Research and development expense
Stock options	$3,625	$21,978	$7,756	$29,713
Restricted stock units	9,821	11,454	21,018	23,138
Employee stock purchase plan	1,204	—	2,617	—
	$14,650	$33,432	$31,391	$52,851
Selling, general and administrative expense
Stock options	$2,273	$15,336	$4,022	$17,746
Restricted stock units	4,454	4,336	6,832	8,148
Employee stock purchase plan	291	—	427	—
	$7,018	$19,672	$11,281	$25,894
Total stock-based compensation expense
Stock options	$6,299	$61,099	$14,194	$77,359
Restricted stock units	19,005	22,839	35,658	44,140
Employee stock purchase plan	1,629	—	3,546	—
Pre-tax stock-based compensation expense	26,933	83,938	53,398	121,499
Less: income tax effect	9,061	29,175	17,078	41,974
Net stock-based compensation expense	$17,872	$54,763	$36,320	$79,525

Compensation cost capitalized as part of inventory as of December 26, 2009 and June 27, 2009 was $3.2 million and $5.6 million, respectively.

Modifications and Settlements

2009 Goodwill Program:

In January 2009, the Company's Board of Directors approved a program (Goodwill Program), wherein non-officer employees holding options that were outstanding as of November 1, 2008 which reached or would have reached their contractual 10-year expiration term between November 2008 and December 2009 would be eligible for a payment in the form of cash or restricted stock units (RSUs). Under the Goodwill Program, payments exceeding $5,000 would be settled in restricted stock units that vest over three quarters, contingent upon continued employment, while amounts below $5,000 would be settled in cash in a lump-sum payment. The program was extended to officers in May 2009 with substantially similar terms, except that payments exceeding $5,000 to officers were settled in restricted stock units vesting over six quarters.

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of restricted stock units under the Goodwill Program contained market and service conditions. The Company recognized $1.3 million and $4.6 million in stock based compensation expenses related to this program during the three and six months ended December 26, 2009, respectively.

Fair Value

The fair value of options granted to employees under the Company's 1996 Plan and rights to acquire common stock under the Company's 2008 ESPP is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of restricted stock units is estimated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.

Expected volatilities are based on the historical volatilities from its traded common stock over a period equal to the expected term. The Company analyzed historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period for options granted through December 29, 2008. Subsequent to the end of the second quarter of fiscal year 2009, the Company began utilizing a simplified method, to estimate expected holding periods. This change was attributable to the significant impact resulting from the completion of the tender offer and the Company reducing the contractual term associated with new option grants from ten years to seven years. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. The Company also estimates forfeitures at the time of grant and makes revisions if the estimates change significantly or the actual forfeitures differ from those estimates.

The fair value of share-based awards granted to employees has been estimated at the date of grant using a Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Expected holding period (in years)	5.2	6.3	5.2	6.3
Risk-free interest rate	2.3%	2.9%	2.3%	2.9%
Expected stock price volatility	37.8%	40.0%	37.8%	40.0%
Dividend yield	4.5%	4.1%	4.5%	4.0%

	ESP Plan
	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Expected holding period (in years)	0.5	—	0.5	—
Risk-free interest rate	0.15%	—%	0.15%	—%
Expected stock price volatility	34.35%	—%	34.35%	—%
Dividend yield	4.5%	—%	4.5%	—%

The weighted-average fair value of stock options granted was $4.26 and $3.55 per share for the three months ended December 26, 2009 and December 27, 2008, respectively. The weighted-average fair value of stock options granted was $4.21 and $3.62 per share for the six months ended December 26, 2009 and December 27, 2008, respectively. The weighted-average fair value of restricted stock units granted was $15.97 and $12.81 per share for the three months ended December 26, 2009 and December 27, 2008, respectively. The weighted-average fair value of restricted stock units granted was $15.96 and $13.11 per share for the six months ended December 26, 2009 and December 27, 2008, respectively.

Stock Option Plans

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 26, 2009 and their activity during fiscal year 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2009	29,599,916	$28.83
Options Granted	3,320,438	18.01
Options Exercised	(7,843)	12.82
Options Cancelled	(2,813,253)	31.04
Balance at December 26, 2009	30,099,258	$27.48	4.6	$62,301,756
Exercisable, December 26, 2009	15,909,555	$34.83	3.3	$1,996,222
Vested and expected to vest, December 26, 2009	29,024,918	$27.88	4.5	$57,515,018

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on December 24, 2009, the last business day proceeding the fiscal quarter-end multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 26, 2009.

As of December 24, 2009, there was $45.3 million of total unrecognized stock compensation cost related to 14.2 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of December 26, 2009 and their activity during fiscal year 2009:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2009	11,867,329
Restricted stock units granted	3,482,991
Restricted stock units released	(2,489,723)
Restricted stock units cancelled	(294,570)
Balance at December 26, 2009	12,566,027	1.7	$252,980,776
Vested and expected to vest, December 26, 2009	11,480,867	1.7	$231,224,648

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on December 24, 2009, the last business day preceding the fiscal quarter-end multiplied by the number of RSUs outstanding or expected to vest as of December 26, 2009.

The Company withheld shares totaling $6.9 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the three months ended December 26, 2009. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 26, 2009, there was $180.9 million of unrecognized compensation expense related to 12.6 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.8 years.

2008 Employee Stock Purchase Plan:

As of December 26, 2009, there was $6.7 million of unrecognized compensation expense related to the Company's ESP plan.

NOTE 7: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic earnings (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method. The Company cash-settled options that expired (reached the ten year contractual term) during the Blackout period and cash-settled vested RSUs during the three months ended September 27, 2008. These options and RSUs are considered liability instruments and as such are excluded from the diluted earnings (loss) per share calculation for the three months and six months ended December 27, 2008.

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(Amounts in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$58,635	$(38,784)	$100,587	$28,783

Denominator for basic earnings (loss) per share	305,324	312,718	305,821	316,635
Effect of dilutive securities:
Stock options, ESPP and RSUs	4,766	—	4,977	2,090
Denominator for diluted earnings (loss) per share	310,090	312,718	310,798	318,725
Earnings (loss) per share:
Basic	$0.19	$(0.12)	$0.33	$0.09
Diluted	$0.19	$(0.12)	$0.32	$0.09

Approximately 22.2 million and 44.2 million of the Company's stock options were excluded from the calculation of diluted earnings (loss) per share for the three months ended December 26, 2009 and December 27, 2008, respectively. Approximately 22.1 million and 25.2 million of the Company's stock options were excluded from the calculation of diluted earnings (loss) per share for the six months ended December 26, 2009 and December 27, 2008, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

All of the Company's operating segments share similar economic characteristics as they have a similar long term business model. The causes for variation among the Company's operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes its operating segments based upon changes in customers, end-markets or products, acquisitions, long-term growth strategies and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with GAAP. Geographical revenue information is based on customers' ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(in thousands)
United States (1)	$70,158	$75,602	$139,125	$163,277
China	159,839	118,931	301,260	282,897
Japan	30,713	33,498	65,123	71,357
Korea	74,270	53,227	156,785	107,742
Rest of Asia	54,747	45,763	106,476	101,177
Europe	65,182	73,272	126,070	163,927
Rest of World	18,606	10,382	27,922	21,502
	$473,515	$410,675	$922,761	$911,879

(1)	The Company previously included $23.9 million and $47.1 million of Korean revenues in United States revenues during the three and six months ended December 27, 2008.

Net long-lived assets by geographic region were as follows:

	December 26, 2009	June 27, 2009
	(in thousands)
United States	$1,007,921	$1,016,116
Philippines	227,202	234,004
Thailand	98,878	108,898
Rest of World	7,831	7,034
	$1,341,832	$1,366,052

NOTE 9: COMPREHENSIVE (LOSS) INCOME

Comprehensive income consists of net income (loss) and net unrealized (losses) gains on available-for-sale investments, and deferred income taxes on unrealized exchange (losses) gains on intercompany receivables, and actuarial loss on post-retirement benefits. The components of comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(in thousands)
Net income (loss), as reported	$58,635	$(38,784)	$100,587	$28,783
Change in unrealized (losses) gains on investments, net of tax benefits (expenses) of $135, $(672), $348 and $(1202), respectively	(237)	1,184	(608)	2,108
Deferred tax on unrealized exchange (losses) gains on intercompany receivables	(531)	859	(959)	1,239
Actuarial gains on post-retirement benefits, net of tax (expense) benefit of $(29), $0, $(58) and $0, respectively	52	—	104	—
Total comprehensive income (loss)	$57,919	$(36,741)	$99,124	$32,130

Accumulated other comprehensive income presented in the Condensed Consolidated Balance Sheets at December 26, 2009 and June 27, 2009 consist of net unrealized gains on available-for-sale investments of $1.0 million and $1.6 million, respectively, net foreign currency translation loss adjustments of $(1.5) million and $(1.5) million, respectively, actuarial gains (losses) on post-retirement benefits of  $(3.6) million and $(3.8) million, respectively, and deferred income tax of $(4.8) million and $(4.0) million, respectively, on unrealized exchange gains (losses) related to an intercompany receivable that is of a long-term investment nature.

NOTE 10: INCOME TAXES

In the three and six months ended December 26, 2009, the Company recorded an income tax provision of $54.1 million and $104.2 million respectively, compared to an income tax benefit of $34.7 million and income tax provision of $0.4 million in the three and six months ended December 27, 2008 respectively.

The Company's federal statutory tax rate is 35%. The Company's effective tax rate for the three months and six months ended  December 26, 2009 was a provision of 48.0% and 50.9%, respectively. The Company's effective tax rate differed from the statutory tax rate primarily because of losses by a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts.

The Company's effective tax rate for the three months and six months ended December 27, 2008 was a benefit of 47.2% and a provision of 1.5%, respectively. The Company's effective tax rate differed from the statutory tax rate primarily because of benefits generated by federal research tax credits and the domestic production activities deduction.

During the quarter ended December 26, 2009, the Internal Revenue Service ("IRS") completed its audit of the Company's federal corporate income tax returns for the fiscal years 2004 - 2006 and issued a Revenue Agents Report (RAR). The Company agreed with the RAR findings and made a payment of $26.4 million that reduced the Company's liability for uncertain tax positions. The resolution of this audit had no impact on the income tax provision for the quarter ended December 26, 2009 as the Company had adequately provided for all issues in the RAR. Although this audit was concluded, the statute of limitations for the assessment of additional federal income tax for the fiscal years 2004 - 2006 does not expire until December 31, 2010.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Maxim Integrated Products, Inc. Derivative Litigation, Lead Case No. 5:06-cv-03344-JW, which consolidates McKinney v. Beck, et al. (Case No. 06-3344) and Horkay v. Beck, et al. (Case No. 06-3395), City of Pontiac Policemen's and Firemen's Retirement System v. Hood, et al. (Case No. 06-03754) and Corey v. Gifford, et al. (Case No. 06-03755); (2) the California Superior Court, Santa Clara County, as Louisiana Sheriffs' Pension & Relief Fund v. Gifford et al. (Case No. 1-06-CV-065626); and (3) the Delaware Court of Chancery, as Ryan v. Gifford, et al. (Case No. Civ 2213-N). The complaints alleged, among other things, that certain of the Company's current and former executive officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct of back-dating stock options as well as violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company was named solely as a nominal defendant against whom the plaintiffs sought no recovery.

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

On February 6, 2008, a putative class action complaint was filed against the Company, its former chief executive officer, now deceased, and its former chief financial officer in the U.S. District Court for the Northern District of California. The complaint, brought on behalf of a putative class of Maxim stockholders who purchased or otherwise acquired their shares between April 29, 2003 and January 17, 2008, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with alleged misrepresentations and omissions concerning the Company's stock option accounting practices. On May 15, 2008, the Court appointed the Cobb County Government Employees Pension Plan, the DeKalb County Pension Plan and the Mississippi Public Employees Retirement System as co-lead plaintiffs (collectively, "Lead Plaintiffs") and Bernstein Litowitz Berger & Grossman LLP and Chitwood Harley Harnes LLP as co-lead counsel.

On November 14, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint, which continues to assert claims under Sections 10(b) and 20(a) of the Exchange Act and names the Company, its former chief executive officer, its former chief financial officer and its former treasurer as defendants. The Consolidated Class Action Complaint seeks damages in an unspecified amount, as well as interest, costs and expenses, including attorneys' fees. On January 30, 2009, the Company moved to dismiss the Consolidated Class Action Complaint, which motion, on July 16, 2009, was granted in part and denied in part by the Court. On August 28, 2009, the Company answered the Consolidated Class Action Complaint after which discovery commenced. On December 11, 2009, lead Plaintiffs filed a motion for class certification, which motion is currently pending before the court. This lawsuit is still in its preliminary stages and any potential loss is not reasonably estimable at this time. The Company is defending the action vigorously. The Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows for a particular period or on the trading price of the Company's Common Stock.

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

Indemnifications

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees, damages and costs awarded against such parties in certain circumstances in which the Company's products are alleged to infringe third party intellectual property rights, including patents, registered trademarks or copyrights. The terms of the Company's indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims.

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

During the six months ended December 26, 2009, the Company repurchased approximately 3.5 million shares of its common stock for $63.7 million. At the end of the second quarter of fiscal year 2010, the Company had repurchased a total of 21.6 million shares totaling $298.8 million related to the $750 million Board of Director authorization. The Company was authorized to repurchase up to an additional $451.2 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 13: IMPAIRMENT OF LONG-LIVED ASSETS

End of Line Sorting and Testing Facilities

During the first quarter of fiscal year 2010, the Company identified certain assets as excess, primarily due to changes in certain manufacturing technology. In connection with these circumstances, the Company recorded a charge for the write-down of equipment to its estimated fair value. The total charge of $5.0 million was included in impairment of long lived assets in the Company's Condensed Consolidated Statements of Operations. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.6 million in other assets in the Condensed Consolidated Balance Sheet as of December 26, 2009.

Fabrication Facility, Oregon

During the first quarter of fiscal year 2010, as a result of reduced future wafer output requirements associated with equipment utilizing certain process technologies, the Company recorded a write-down of equipment to be sold to the equipment's estimated fair value. This charge of $3.3 million was included in impairment of long lived assets in the Company's Condensed Consolidated Statements of Operations. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.5 million in Other Assets in the Condensed Consolidated Balance Sheet as of December 26, 2009.

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

NOTE 14: RESTRUCTURING ACTIVITIES

Ireland Sales Operations Restructuring

During the six months ended December 26, 2009, the Company recorded approximately $2.7 million restructuring activities associated with the reorganization of its international sales operations to Ireland. The Company anticipates payment of these obligations occurring during the third and fourth fiscal quarters of 2010.

Shutdown of Dallas fab

During the six months ended December 26, 2009, the Company recorded approximately $1.6 million in restructuring costs associated with the closure of the Dallas, Texas wafer manufacturing facility. These costs consisted of decommissioning of equipment at the facility and estimated severance and benefits associated with employees of the facility.

Change in Estimate

During the six months ended December 26, 2009, the Company recognized a reversal of expense of approximately $3.8 million related to a reduction in estimated benefits costs for employees terminated during prior quarters.

Activity and liability balances related to the restructuring activity for the six months ended December 26, 2009 were as follows:

	Six Months Ended
	December 26, 2009
	(in thousands)
	Severance and Benefits	Other Exit Costs	Total
Balance, June 27, 2009	$7,694	$—	$7,694
Restructuring provision	2,996	1,321	4,317
Cash payments	(2,884)	(1,321)	(4,205)
Change in estimate	(3,815)	—	(3,815)
Balance, December 26, 2009	$3,991	$—	$3,991

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

Activity and goodwill balances for the six months ended December 26, 2009 were as follows:

Goodwill
Balance at June 27, 2009	$26,710
New Acquisition	2,900
Adjustments	(24)
Balance at December 26, 2009	$29,586

Intangible Assets

The useful lives of the significant amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	December 26, 2009
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property *	$63,526	$29,071	$34,455
Customer relationships	42,330	8,019	34,311
Tradename	400	156	244
Backlog	200	200	—
Total intangible assets	$106,456	$37,446	$69,010

* Original cost includes $1.1 million of In-process research and development acquired from L&L Engineering.

Amortization expense of $2.7 million and $5.4 million associated with intellectual property was recorded in cost of goods sold for the three and six months ended December 26, 2009, respectively, while amortization expense of $1.4 million and $2.8 million associated with customer relationships was recorded in selling, general and administrative expenses for the three and six months ended December 26, 2009, respectively.

The following table presents the amortization expense of intangible assets:

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(in thousands)
Intellectual property	$2,699	$2,261	$5,394	$4,032
Customer relationships	1,413	696	2,823	1,252
Tradename	33	22	68	22
Backlog	50	—	100	—
Total amortization expense	$4,195	$2,979	$8,385	$5,306

The following table represents the estimated future amortization expense of intangible assets as of December 26, 2009:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2010	$8,279
2011	15,893
2012	15,069
2013	11,234
2014	6,819
Thereafter	10,617
Total *	$67,911

* The total above excludes $1.1 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

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

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(in thousands)
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.4%	51.5%	41.1%	46.2%
Gross margin	61.6%	48.5%	58.9%	53.8%
Operating expenses:
Research and development	25.0%	35.1%	25.5%	31.1%
Selling, general and administrative	12.9%	15.6%	12.6%	11.4%
In-process research and development	—%	0.9%	—%	0.4%
Impairment of long-lived assets	—%	10.7%	0.9%	5.6%
Severance and restructuring expenses	0.4%	3.3%	0.1%	1.9%
Other operating expenses (recoveries), net	0.2%	2.5%	(1.7)%	1.9%
Total operating expenses	38.5%	68.2%	37.4%	52.3%
Operating income (loss)	23.1%	(19.7)%	21.5%	1.5%
Interest income and other, net	0.8%	1.8%	0.6%	1.8%
Income (loss) before provision for income taxes	23.9%	(17.9)%	22.1%	3.3%
Provision (benefit) for income taxes	11.4%	(8.4)%	11.3%	—%
Net income (loss)	12.5%	(9.4)%	10.8%	3.3%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(in thousands)
Cost of goods sold	1.1%	7.5%	1.2%	4.7%
Research and development	3.1%	8.1%	3.4%	5.8%
Selling, general and adminstrative	1.5%	4.8%	1.2%	2.8%
	5.7%	20.4%	5.8%	13.3%

Net Revenues

Net revenues were $473.5 million and $410.7 million for the three months ended December 26, 2009 and December 27, 2008, respectively, an increase of 15.3%. Net revenues for the six months ended December 26, 2009 and December 27, 2008, were $922.8 million and $911.9 million, respectively, an increase of 1.2%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer, and Industrial. Net shipments from Computing, Consumer and Industrial markets increased during the three months ended December 26, 2009 as compared to December 27, 2008 due to improved demand for our products in those markets. Net shipments increased for the six months ended December 26, 2009 as compared to December 27, 2008 primarily driven by an increase in Consumer shipments.

During the three months ended December 26, 2009 and December 27, 2008, approximately 85% and 82%, of net revenues, respectively, were derived from customers outside of the United States. During the six months ended December 26, 2009 and December 27, 2008, approximately 85% and 82% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on revenue and our results of operations for the three months ended December 26, 2009 and December 27, 2008 was immaterial.

Gross Margin

Our gross margin percentage was 61.6% and 48.5% for the three months ended December 26, 2009 and December 27, 2008, respectively. The gross margin percentage for the three months ended December 26, 2009, as compared to the three months ended December 27, 2008, increased due to a decline in stock-based compensation expenses of $25.6 million as described below, a decline in inventory reserves of $14.6 million primarily attributable to improved management of our inventory levels and a reduction in depreciation expense of approximately $12.7 million from the completion of the closure of our Dallas facility at the end of fiscal year 2009.

Our gross margin percentage was 58.9% and 53.8% for the six months ended December 26, 2009 and December 27, 2008, respectively. The gross margin percentage for the six months ended December 26, 2009, as compared to the six months ended December 27, 2008, increased primarily due to a decline in stock-based compensation expenses of $32.0 million as described below, a decline in inventory reserves of $20.3 million primarily attributable to improved management of our inventory levels and a reduction in depreciation expense of approximately $24.0 million from the completion of the closure of our Dallas facility at the end of fiscal year 2009. The increase in margin percentage as noted above were partially offset by unfavorable utilization and product mix.

Research and Development

Research and development expenses were $118.4 million and $144.3 million for the three months ended December 26, 2009 and December 27, 2008, respectively, which represented 25.0% and 35.1% of net revenues, respectively. The decrease in research and development expenses was primarily attributable to a reduction in stock-based compensation expenses of $18.8 million as described below and a reduction in salaries and benefits of $5.7 million primarily attributable to the reduction from the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions.

Research and development expenses were $235.1 million and $283.2 million for the six months ended December 26, 2009 and December 27, 2008, respectively, which represented 25.5% and 31.1% of net revenues, respectively. The decrease in research and development expenses in absolute dollars was primarily due to salaries and benefits declining by $24.4 million primarily due to the reduction from the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions, and due to reduced headcount in connection with the restructuring actions implemented by the Company during the second half of fiscal year 2009. Stock-based compensation expenses also declined by approximately $21.5 million as described below.

Selling, General and Administrative

Selling, general and administrative expenses were $61.3 million and $64.1 million for the three months ended December 26, 2009 and December 27, 2008, respectively, which represented 12.9% and 15.6% of net revenues, respectively. The decrease in selling, general and administrative expenses is attributable to a $12.7 million reduction in stock-based compensation expenses as described below primarily offset by a $5.6 million increase in salaries and benefits attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions subsequent to the first quarter of fiscal year 2009.

Selling, general and administrative expenses were $116.3 million and $104.4 million for the six months ended December 26, 2009 and December 27, 2008, respectively, which represented 12.6% and 11.4% of net revenues, respectively. The increase in selling, general and administrative expenses was primarily due to a $19.1 million increase in salaries and benefits primarily due to a $16.5 million increase in salaries and benefits attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions. The increase in salaries and benefits was partially offset by a $14.6 million decrease in stock-based compensation expenses as described below.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Operations for the three and six months ended December 26, 2009 and December 27, 2008:
Stock-based compensation expense by type of award

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(in thousands)
Cost of goods sold
Stock options	$401	$23,785	$2,416	$29,900
Restricted stock units	4,730	7,049	7,808	12,854
Employee stock purchase plan	134	—	502	—
	$5,265	$30,834	$10,726	$42,754
Research and development expense
Stock options	$3,625	21,978	$7,756	$29,713
Restricted stock units	9,821	11,454	21,018	23,138
Employee stock purchase plan	1,204	—	2,617	—
	$14,650	$33,432	$31,391	$52,851
Selling, general and administrative expense
Stock options	$2,273	$15,336	$4,022	$17,746
Restricted stock units	4,454	4,336	6,832	8,148
Employee stock purchase plan	291	—	427	—
	$7,018	$19,672	$11,281	$25,894
Total stock-based compensation expense
Stock options	$6,299	$61,099	$14,194	$77,359
Restricted stock units	19,005	22,839	35,658	44,140
Employee stock purchase plan	1,629	—	3,546	—
Pre-tax stock-based compensation expense	26,933	83,938	53,398	121,499
Less: income tax effect	9,061	29,175	17,078	41,974
Net stock-based compensation expense	$17,872	$54,763	$36,320	$79,525

Pre-tax stock-based compensation decreased to $26.9 million during the three months ended December 26, 2009 from $83.9 million during the three months ended December 27, 2008, which represented 5.7% % and 20.4% of net revenues, respectively. The decrease in expenses is partially attributable to $42.3 million recorded in connection with the tender offer to cash settle certain underwater stock options completed in December 2008 during the three months ended December 27, 2008,which did not reoccur during the three months ended December 26, 2009. In addition options and restricted stock unit expenses declined due to grants with higher fair values completing their vesting while newer grants at lower fair values were issued.

During the three months ended December 26, 2009, stock-based compensation expenses recorded in research and development and selling, general and administrative excluding the tender offer to cash settle certain under water stock options increased from 39.8% to 54.4% and from 23.4% to 26.1% of total stock-based compensation attributable to an increased proportion of grants provided to our salaried professionals. The cost of goods sold percentage declined from 37.0% to 19.5%, as we reduced our level of grants to manufacturing employees in connection with decreased manufacturing headcount and a shift to other methods of compensation in manufacturing.

Impairment of Long-lived Assets

End of Line Sorting and Testing Facilities

During the first quarter of fiscal year 2010, the Company identified certain assets as excess primarily due to changes in certain manufacturing technology. In connection with these circumstances, the Company recorded a charge for the write-down of equipment to its estimated fair value. The total charge of $5.0 million was included in impairment of long lived assets in the Company's Condensed Consolidated Statements of Operations. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.6 million in other assets in the Condensed Consolidated Balance Sheet as of December 26, 2009.

Fabrication Facility, Oregon

During the first quarter of fiscal year 2010, as a result of reduced future wafer output requirements associated with equipment utilizing certain process technologies, the Company recorded a write-down of equipment to be sold to the equipment's estimated fair value. This charge of $3.3 million was included in impairment of long lived assets in the Company's Condensed Consolidated Statements of Operations. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.5 million in Other assets in the Condensed Consolidated Balance Sheet as of December 26, 2009.

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

Severance and Restructuring Expenses

Ireland Sales Operations Restructuring

During the six months ended December 26, 2009, the Company recorded approximately $2.7 million in restructuring costs associated with the reorganization of its international sales operations to Ireland. The Company anticipates payment of these obligations occurring during the third and fourth fiscal quarters of 2010.

Shutdown of Dallas fab

During the six months ended December 26, 2009, the Company recorded approximately $1.6 million in restructuring costs associated with the closure of the Dallas, Texas wafer manufacturing facility. These costs consisted of decommissioning of equipment at the facility and estimated severance and benefits associated with employees of the facility.

Change in Estimate

During the six months ended December 26, 2009, the Company recognized a reversal of expense of approximately $3.8 million related to a reduction in estimated benefits costs for employees terminated during prior quarters.

Other Operating Expenses, Net

Other operating expenses, net primarily consists of expense items related to the restatement of previously reported financial statements and associated litigation.

The following table summarizes activities for the three and six months ended December 26, 2009 and December 27, 2008 :

	Three Months Ended		Six months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(in thousands)
Legal and accounting expenses	$2,735	$9,585	$8,477	$20,874
Payroll tax and related adjustments	(1,814)	331	(8,043)	(5,050)
Termination benefits	—	(2,402)	—	(2,402)
Derivative litigation settlement	—	—	(16,419)	—
Other	—	2,739	21	4,189
Total	$921	$10,253	$(15,964)	$17,611

The Company incurred $2.7 million and $9.6 million in legal and accounting expenses associated with the restatement of certain of its previously filed financial statements during the three months ended December 26, 2009 and December 27, 2008 , respectively. The decline of $6.9 million in restatement related legal and accounting fees is primarily due to the completion of the restatement on September 30, 2008 offset by increased indemnification related legal fees associated with our former chief financial officer during the three months ended December 26, 2009.

The Company incurred $8.5 million and $20.9 million in legal and accounting expenses associated with the restatement of certain of its previously filed financial statements during the six months ended December 26, 2009 and December 27, 2008, respectively. The decline of $12.4 million in restatement related legal and accounting fees is primarily due to the completion of the restatement on September 30, 2008 offset by increased indemnification related legal fees associated with our former chief financial officer during the six months ended December 26, 2009. The Company also recognized $16.4 million in income attributable to gains directly related to proceeds received as a result of the settlement of the derivative litigation during the second quarter of fiscal year 2010. See Note 11-Commitments and Contingencies.

As a result of the Company's investigation into equity awards, the Company recorded certain U.S. and foreign payroll tax, interest and penalty accruals in prior years. During the three and six months ended December 26, 2009, the Company reversed $1.8 million and $8.0 million, respectively, of these accruals due to the completion of a tax audit and the expiration of the tax statute of limitations. The company also reversed $5.1 million of these accruals in the six months ended December 27, 2008 due to the expiration of the tax statute of limitations

During the three and six months ended December 27, 2008, the Company reversed $2.4 million of accrued retirement benefits due to the death of our former chief executive officer.

Interest Income and Other, Net

Interest income and other, net, was $3.6 million and $7.4 million for the three months ended December 26, 2009 and December 27, 2008, respectively. This decrease was primarily driven by a decline of $4.0 million in interest income due to lower average interest rates and lower invested cash, cash equivalents and short-term investments.

Interest income and other, net, was $5.5 million and $16.5 million for six months ended December 26, 2009 and December 27, 2008, respectively. This decrease was primarily driven by a decline of $9.9 million in interest income due to lower average interest rates and lower invested cash, cash equivalents and short-term investments.

Provision for Income Taxes

In the three and six months ended December 26, 2009, the Company recorded an income tax provision of $54.1 million and $104.2 million, respectively, compared to an income tax benefit of $34.7 million and income tax provision of $0.4 million in the three and six months ended December 27, 2008, respectively.

The Company's federal statutory tax rate is 35%. The Company's effective tax rate for the three months and six months ended December 26, 2009 was a provision of 48.0% and 50.9%, respectively. The Company's effective tax rate differed from the statutory tax rate primarily because of losses by a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts. We expect that our effective tax rate for the remainder of the fiscal year 2010 will be materially higher than 35% and that in subsequent years the effective tax rate will begin to decline as our new global structure becomes fully operational. However, the effective tax rate could be adversely impacted should the expected tax benefits from the new global structure occur later than expected or be lower than expected, which could have a material adverse impact on our results of operations.

The Company's effective tax rate for the three months and six months ended December 27, 2008 was a benefit of 47.2% and a provision of 1.5% respectively. The Company's effective tax rate differed from the statutory tax rate primarily because of benefits generated by federal research tax credits and the domestic production activities deduction.

During the quarter ended December 26, 2009, the Internal Revenue Service ("IRS") completed its audit of the Company's federal corporate income tax returns for the fiscal years 2004 - 2006 and issued a Revenue Agents Report (RAR). The Company agreed with the RAR findings and made a payment of $26.4 million that reduced the Company's liability for uncertain tax positions. The resolution of this audit had no impact on the income tax provision for the quarter ended December 26, 2009 as the Company had adequately provided for all issues in the RAR. Although this audit was concluded, the statute of limitations for the assessment of additional federal income tax for the fiscal years 2004 -2006 does not expire until December 31, 2010.

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

In December 2007, the FASB issued new accounting guidance related to business combinations. The new accounting guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the new accounting guidance during the first quarter of fiscal year 2010. See Note 15-Acquisition.

During the first quarter of fiscal year 2010, we adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth (i) rules related to the determination of the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, (ii) guidance that would include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and (iii) interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on our consolidated financial statements.

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

BACKLOG

At December 26, 2009, backlog shippable within the next quarter was approximately $334.6 million. The Company's backlog shippable within the next quarter at the end of the quarter ended September 26, 2009 was approximately $288.4 million. Our backlog is subject to revisions, cancellations and rescheduling which could have a material impact on the timing and extent of our revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalent and short-term investments were as follows:

	December 26, 2009	June 27, 2009
	(in thousands)
Cash and cash equivalents	$737,522	$709,348
Short-term investments	101,038	204,055
Total cash, cash equivalents and investments	$838,560	$913,403

Cash flows were as follows:

	Six months Ended
	December 26, 2009	December 27, 2008
	(in thousands)
Net cash provided by operating activities	$169,476	$229,479
Net cash provided by (used in) investing activities	43,883	(96,209)
Net cash used in financing activities	(185,185)	(428,189)
Net (decrease) increase in cash and cash equivalents	$28,174	$(294,919)

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the six months ended December 26, 2009 decreased by approximately $60.0 million compared with six months ended December 27, 2008, while net income increased by $71.8 million. Non-cash adjustments decreased by approximately $143.0 million for the six months ended December 26, 2009 compared with the six months ended December 27, 2008, while working capital increases of $11.1 million used cash to offset the net income increase. Changes in working capital were adversely impacted primarily by an increase in the change in Accounts receivable of 132.3 millionbetween the six months ended December 26, 2009 and the six months ended December 27, 2008.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities and acquisitions.

The increase in cash used in investing activities is primarily due to an increase in net maturities on short-term investments of $98.3 million as the Company shifted its investment portfolio maturing during the six months ended December 26, 2009 to money market funds. Cash used in investing activities included $54.8 million and $67.5 million in capital expenditures during the six months ended December 26, 2009 and the six months ended December 27, 2008, respectively.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, cash settlements associated with restricted stock units, expiring options, tender offer payments and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities decreased by approximately $243.0 million for the six months ended December 26, 2009 compared with the six months ended December 27, 2008. This decrease was primarily due a decrease in repurchases of common stock of $170.7 million under our repurchase program commenced in October 2008 and reduced payments of $35.6 million associated with completion of the RSU loan program. In addition, payments to settle tendered options and expiring options under the goodwill programs reduced by $11.8 million, during fiscal year 2009. In addition, we received proceeds associated with shares issued under our employee stock purchase plan during the six months ended December 26, 2009 totaling $10.7 million.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including its anticipated level of capital expenditures, share repurchase and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of December 26, 2009, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 26, 2009. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of December 26, 2009. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

We completed the implementation of a new enterprise resource planning system at the beginning of the second quarter of fiscal year 2010. We have taken the necessary steps to monitor internal controls during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Other than the implementation of the new ERP system discussed above, there has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may have difficulties in operating our new enterprise resource planning system, which may adversely affect our operations and financial reporting

We implemented a new enterprise resource planning ("ERP") system as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. Any difficulties encountered in the operation of our new ERP system could cause us to fail to meet customer demand for our product or could delay our ability to meet our financial reporting obligations which, in turn, could materially adversely affect our results of operations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended December 26, 2009:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Sep. 27, 2009 - Oct. 24, 2009	810	$18.10	810	$483,451
Oct. 25, 2009 - Nov. 21, 2009	960	17.74	960	466,417
Nov. 22, 2009 - Dec. 26, 2009	825	18.43	825	451,209
Total for the quarter	2,595	$18.07	2,595	$451,209

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

In the second quarter of fiscal year 2010, the Company repurchased approximately 2.6 million shares of its common stock for $46.9 million. As of the end of the second quarter of fiscal year 2010, the Company was authorized to repurchase up to $451.2 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 10, 2009. The following proposals were voted on by the Company's Stockholders and results obtained thereon:

Proposal 1: Election of Directors

The following directors were elected as directors by the votes indicated:

Nominee	Votes in Favor	Votes Withheld
B. Kipling Hagopian	180,527,603	101,648,100
Tunc Doluca	226,257,301	55,818,402
James R. Bergman	150,815,264	131,360,439
Joseph R. Bronson	225,616,246	56,559,458
Robert E. Grady	154,049,107	128,126,596
William D. Watkins	222,301,746	59,873,957
A.R. Frank Wazzan	166,375,156	115,800,547

Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm
The appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending June 26, 2010, was ratified with 278,633,366 votes in favor, 3,477,096 votes against and 65,241 abstentions.

Proposal 3: Ratification and approval of amendments to Maxim's 2008 Employee Stock Purchase Plan
The ratification and approval of amendments to the Company's 2008 Employee Stock Purchase Plan was approved with 248,667,222 votes in favor, 12,046,210 votes against, and 104,734 abstentions.

Proposal 4: Ratification and approval of amendments to Maxim's 1996 Stock Incentive Plan
The ratification and approval of amendments to the Company's 1996 Stock Incentive Plan was approved with 168,817,395 votes in favor, 91,047,605 votes against, and 953,164 abstentions.

Proposal 5: Ratification and approval of Maxim's Executive Bonus Plan
The ratification and approval of the Company's Executive Bonus Plan was approved with 270,954,077 votes in favor, 10,881,591 votes against, and 340,034 abstentions.

ITEM 5: OTHER INFORMATION

Not applicable.

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

Date: February 4, 2010	MAXIM INTEGRATED PRODUCTS, INC.

By:	/s/ Bruce E. Kiddoo Senior Vice President, Chief Financial Officer and Principal Accounting Officer