Form 10-Q
period 2010-03-27
MAXIM INTEGRATED PRODUCTS INC
filed 2010-05-05
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March, 27, 2010
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
YES [ ] NO [x]

As of April 26, 2010 there were 302,351,195 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27, 2010	June 27, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$758,436	$709,348
Short-term investments	100,425	204,055
Total cash, cash equivalents and short-term investments	858,861	913,403
Accounts receivable, net	297,352	207,807
Inventories	190,589	217,847
Deferred tax assets	247,249	211,879
Income tax refund receivable	15,608	13,072
Other current assets	23,091	20,943
Total current assets	1,632,750	1,584,951
Property, plant and equipment, net	1,325,348	1,366,052
Other assets	120,575	130,772
TOTAL ASSETS	$3,078,673	$3,081,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,351	$70,087
Income taxes payable	914	2,140
Accrued salary and related expenses	163,661	141,334
Accrued expenses	34,572	38,455
Deferred income on shipments to distributors	21,105	16,760
Accrual for litigation settlement	173,000	—
Total current liabilities	472,603	268,776
Other liabilities	24,591	26,398
Income taxes payable	100,184	124,863
Deferred tax liabilities	76,173	67,273
Total liabilities	673,551	487,310
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock and capital in excess of par value	303	21,511
Retained earnings	2,415,172	2,580,610
Accumulated other comprehensive loss	(10,353)	(7,656)
Total stockholders' equity	2,405,122	2,594,465
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,078,673	$3,081,775

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(Amounts in thousands, except per share data)

Net revenues	$508,880	$339,665	$1,431,641	$1,251,544
Cost of goods sold (1)	200,177	171,960	579,523	593,204
Gross margin	308,703	167,705	852,118	658,340
Operating expenses:
Research and development (1)	117,100	120,974	352,160	404,172
Selling, general and administrative (1)	62,943	48,760	179,241	153,127
In-process research & development	—	—	—	3,900
Impairment of long-lived assets	—	—	8,291	51,112
Severance and restructuring (recoveries) expenses	(625)	10,956	(123)	28,659
Other operating expenses, net	177,546	3,969	161,582	21,579
Total operating expenses	356,964	184,659	701,151	662,549
Operating (loss) income	(48,261)	(16,954)	150,967	(4,209)
Interest income and other, net	644	(228)	6,175	16,258
(Loss) income before provision for income taxes	(47,617)	(17,182)	157,142	12,049
(Benefit) provision for income taxes	(13,714)	9,244	90,458	9,692
Net (loss) income	$(33,903)	$(26,426)	$66,684	$2,357

(Loss) earnings per share:
Basic	$(0.11)	$(0.09)	$0.22	$0.01
Diluted	$(0.11)	$(0.09)	$0.21	$0.01

Shares used in the calculation of (loss) earnings per share:
Basic	304,518	304,415	305,375	312,593
Diluted	304,518	304,415	310,702	315,540

Dividends declared per share	$0.200	$0.200	$0.600	$0.600

(1) Includes stock-based compensation charges as follows:
Cost of goods sold	$1,071	$7,574	$11,797	$50,328
Research and development	8,691	25,194	40,082	78,045
Selling, general and administrative	5,517	6,845	16,798	32,739
	$15,279	$39,613	$68,677	$161,112

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
Cash flows from operating activities:
Net income	$66,684	$2,357
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	68,677	161,111
Depreciation and amortization	117,138	148,910
Deferred taxes	(27,528)	209,629
Tax shortfall related to stock based compensation plans	(12,183)	(204,342)
Excess tax benefit related to stock based compensation	(5,463)	(540)
In-process research & development	—	3,900
Impairment of long-lived assets	8,291	51,112
Loss on sale of property, plant and equipment	590	2,371
Loss (gain) from sale of equity investments	149	(529)
Changes in assets and liabilities:
Accounts receivable	(89,572)	76,751
Inventories	24,211	27,500
Other current assets	(570)	(25,502)
Accounts payable	14,745	(8,030)
Income taxes payable	(26,800)	3,673
Deferred income on shipments to distributors	4,345	(3,437)
Accrued liabilities - goodwill payments above settlement date fair value	(1,164)	(38,335)
Accrued liabilities - litigation settlement	173,000	—
All other accrued liabilities	19,403	(71,155)
Net cash provided by operating activities	333,953	335,444
Cash flows from investing activities:
Purchase of property, plant and equipment	(80,234)	(103,532)
Proceeds from sale of property, plant, and equipment	1,180	947
Other non-current assets	(263)	873
Acquisitions	(4,000)	(61,010)
Purchases of available-for-sale securities	—	(4,132)
Proceeds from sales/maturities of available-for-sale securities	100,233	7,113
Net cash provided by (used in) investing activities	16,916	(159,741)
Cash flows from financing activities:
Excess tax benefit related to stock based compensation	5,463	540
Mortgage liability	(30)	(30)
Payouts under the RSU loan program	—	(35,578)
Proceeds from derivative litigation settlement	2,460	—
Repayment of notes payable	—	(3,827)
Issuance of common stock	(22,830)	(19,951)
Repurchase of common stock	(113,616)	(235,131)
Issuance of common stock under employee stock purchase plan	10,703	—
Dividends paid	(183,343)	(187,375)
Settlements of equity instruments	(588)	(14,645)
Net cash used in financing activities	(301,781)	(495,997)
Net increase (decrease) in cash and cash equivalents	49,088	(320,294)
Cash and cash equivalents:
Beginning of period	709,348	1,013,119
End of period	$758,436	$692,825
Supplemental disclosures of cash flow information:
Cash paid, net during the period for income taxes	$159,484	$20,012
Noncash investing and financing activities:
Accounts payable related to property, plant, and equipment purchases	$10,230	$11,062

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (GAAP) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. The results of operations for the three months and nine months ended March 27, 2010 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2010 is a 52-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows.

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

NOTE 3: BALANCE SHEET COMPONENTS

The components of inventories consist of:
	March 27, 2010	June 27, 2009
Inventories:	(in thousands)
Raw materials	$15,451	$14,235
Work-in-process	140,272	166,970
Finished goods	34,866	36,642
	$190,589	$217,847

The components of other assets consist of:
	March 27, 2010	June 27, 2009
Other Assets:	(In thousands)
Deferred tax assets	$5,914	$5,914
Intangible assets, net (Note 16)	64,860	76,295
Goodwill (Note 16)	29,586	26,710
Other	20,215	21,853
	$120,575	$130,772

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

The Company's Level 3 assets include assets held for sale.

Assets and liabilities measured at fair value on a recurring basis as of March 27, 2010 were as follows:

		Fair Value Measurements Using
	Balance as of March 27, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds (1)	$675,871	$672,961	$2,910	$—
U.S. Treasury Notes (2)	100,425	100,425	—	—
Foreign currency derivative contracts, (net)	807	—	807	—
Total assets measured at fair value	$777,103	$773,386	$3,717	$—

(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets as of March 27, 2010

(2)    Included in short-term investments in the accompanying Condensed Consolidated Balance Sheets as of March 27, 2010

Assets and liabilities measured at fair value on a non-recurring basis as of March 27, 2010 were as follows:

		Fair Value Measurements Using
	Balance as of March 27, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Assets Held for Sale (1)	$3,793	$—	$—	$3,793
Total assets measured at fair value	$3,793	$—	$—	$3,793

(1)    Included in Other Assets in the accompanying Condensed Consolidated Balance Sheets as of March 27, 2010

The losses recorded during the three months and nine months ended March 27, 2010 were as follows:

	Total Losses for
	Three Months Ended	Nine Months Ended
	March 27, 2010	March 27, 2010
	(in thousands)
Impairment of long-lived assets designated as held for sale during the period	$—	$(8,291)
Total losses recorded for non-recurring measurements	$—	$(8,291)

The Company's non-financial assets were measured and recorded at fair value during the three months and nine months ended March 27, 2010 due to previously disclosed events and circumstances, that indicated that the carrying value of the assets or the asset grouping was not recoverable and the Company's decision to hold these assets for sale, resulting in other-than-temporary impairment charges. Most of these asset impairments relate to fab and end-of-line manufacturing assets.

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, which includes U.S. Treasury securities. The Company limits portfolio duration to reduce default risk, market risk and reinvestment risk. The Company does not use derivative financial instruments to hedge the risks of interest rate volatility. At March 27, 2010, the Company investment portfolio had an expected weighted average return of 2.9% (compared to 2.9% at June 27, 2009) and a weighted maturity of 65 days (compared to 170 days at June 27, 2009). In addition, at March 27, 2010, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Foreign Currency Risk

The Company generates revenues outside the United States based on orders obtained in various non-U.S. currencies, primarily Japanese Yen, British Pound and Euro. Maxim incurs expenditures denominated in various non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company's end-of-line manufacturing activities in the Philippines and Thailand, respectively. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies. Maxim has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange fluctuations.

Foreign currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts quarterly to hedge exposures associated with the Company expenditures in foreign currencies and for the Company accounts receivable and for backlog denominated in foreign currencies. These denominated instruments generally have a maturity of less than one year. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract. The net realized and unrealized gains or losses from hedging non-U.S. dollar denominated assets and liabilities are recognized in Interest income and other, net in the Condensed Consolidated Statements of Income.

The effects of derivative instruments not designated as hedging instruments on the consolidated financial statements were as follows as of March 27, 2010 and for the three and nine months then ended (amounts presented exclude any income tax effects):

	Fair Value Derivative Instrument
Derivatives not designated as hedging instruments under generally accepted accounting principles		Fair Value	Fair Value
	Balance sheet location	March 27, 2010	June 27, 2009
		(in thousands)
Foreign exchange contracts	Accounts receivable, net	$807	$(480)
Total		$807	$(480)

Derivatives not designated as hedging instruments under generally accepted accounting principles	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
		March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
		(in thousands)
Foreign exchange contracts	Interest income (expense) and other, net	$1,032	$1,464	$500	$(251)
Total		$1,032	$1,464	$500	$(251)

Volume of Derivative Activity

The total gross notional amount for foreign currency forward contracts, recorded at fair value, was $39.0 million and $77.3 million, as of March 27, 2010 and June 27, 2009, respectively. All of the Company's currency forward contracts are single delivery, which are settled at maturity involving one cash payment exchange.

Total gross U.S. Dollar notional amounts for foreign currency forward contract, presented by currency, are as follows:

In United States Dollars	March 27, 2010	June 27, 2009
	(in thousands)
Euro	$15,382	$28,054
Japanese Yen	14,396	36,533
British Pound	2,140	6,045
Other	7,108	6,703
Total	$39,026	$77,335

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Operations for the three months and nine months ended March 27, 2010 and March 28, 2009:

Stock-based compensation expense by type of award
	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(in thousands)
Cost of goods sold
Stock options	$232	$1,881	$2,648	$31,781
Restricted stock units	586	5,579	8,394	18,433
Employee stock purchase plan	253	114	755	114
	$1,071	$7,574	$11,797	$50,328
Research and development expense
Stock options	$1,318	$3,773	$9,074	$33,486
Restricted stock units	6,038	20,975	27,056	44,112
Employee stock purchase plan	1,335	446	3,952	446
	$8,691	$25,194	$40,082	$78,044
Selling, general and administrative expense
Stock options	$1,194	$1,910	$5,216	$19,656
Restricted stock units	3,993	4,899	10,825	13,047
Employee stock purchase plan	330	36	757	36
	$5,517	$6,845	$16,798	$32,739
Total stock-based compensation expense
Stock options	$2,744	$7,564	$16,938	$84,923
Restricted stock units	10,617	31,453	46,275	75,592
Employee stock purchase plan	1,918	596	5,464	596
Pre-tax stock-based compensation expense	15,279	39,613	68,677	161,111
Less: income tax effect	3,889	13,052	20,967	55,026
Net stock-based compensation expense	$11,390	$26,561	$47,710	$106,085

Stock-Based Compensation cost capitalized as part of inventory as of March 27, 2010 and June 27, 2009 was $3.0 million and $5.6 million, respectively.

Modifications and Settlements

2009 Goodwill Program:

In January 2009, the Company's Board of Directors approved a program (the "Goodwill Program"), wherein non-officer employees holding options that were outstanding as of November 1, 2008 which reached or would have reached their contractual 10-year expiration term between November 2008 and December 2009 would be eligible for a payment in the form of cash or restricted stock units ("RSUs"). Under the Goodwill Program, payments exceeding $5,000 would be settled in RSUs that vest over three quarters, contingent upon continued employment, while amounts below $5,000 would be settled in cash in a lump-sum payment. The program was extended to officers in May 2009 with substantially similar terms, except that payments exceeding $5,000 to officers were settled in RSUs vesting over six quarters.

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of RSUs under the Goodwill Program contained market and service conditions. The Company recognized $0.6 million and $5.2 million in stock-based compensation expenses related to this program during the three and nine months ended March 27, 2010, respectively.

Fair Value

The fair value of options granted to employees under the Company's 1996 Plan and rights to acquire common stock under the Company's 2008 Employee Stock Purchase Plan (the "ESPP") is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of RSUs is estimated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.

Expected volatilities are based on the historical volatilities from the Company's traded common stock over a period equal to the expected term. The Company analyzed historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period for options granted through December 29, 2008. Subsequent to the end of the second quarter of fiscal year 2009, the Company began utilizing a simplified method, to estimate expected holding periods. This change was attributable to the significant impact resulting from the completion of the tender offer and the Company reducing the contractual term associated with new option grants from ten years to seven years. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. The Company also estimates forfeitures at the time of grant and makes revisions if the estimates change significantly or the actual forfeitures differ from those estimates. The Company changed their estimated forfeiture rate during the three months ended March 27, 2010.

The fair value of share-based awards granted to employees has been estimated at the date of grant using a Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Expected holding period (in years)	5.0	4.6	5.2	6.3
Risk-free interest rate	2.4%	1.7%	2.3%	3%
Expected stock price volatility	38.0%	37.0%	37.8%	39.0%
Dividend yield	4.4%	6.0%	4.5%	4.1%

	ESP Plan
	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Expected holding period (in years)	0.5	0.3	0.5	—
Risk-free interest rate	0.15%	0.29%	0.15%	—%
Expected stock price volatility	34.35%	62%	34.35%	—%
Dividend yield	4.5%	6.0%	4.5%	—%
The weighted-average fair value of stock options granted was $4.68 and $2.41 per share for the three months ended March 27, 2010 and March 28, 2009, respectively. The weighted-average fair value of stock options granted was $4.22 and $3.61 per share for the nine months ended March 27, 2010 and March 28, 2009, respectively. The weighted-average fair value of RSUs granted was $17.95 and $12.68 per share for the three months ended March 27, 2010 and March 28, 2009, respectively. The weighted-average fair value of RSUs granted was $16.01 and $11.25 per share for the nine months ended March 27, 2010 and March 28, 2009, respectively.

Stock Option Plans

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 27, 2010 and their activity during fiscal year 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2009	29,599,916	$28.83
Options Granted	3,459,602	18.06
Options Exercised	(16,843)	12.82
Options Cancelled	(3,485,672)	31.56
Balance at March 27, 2010	29,557,003	$27.30	4.3	$51,082,484
Exercisable, March 27, 2010	16,348,354	$34.37	3.2	$3,415,195
Vested and expected to vest, March 27, 2010	27,686,198	$28.02	4.2	$44,414,713

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on March 26, 2010, the last business day proceeding the fiscal quarter-end multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 27, 2010.

As of March 27, 2010, there was $35.0 million of total unrecognized stock compensation cost related to 13.2 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of March 27, 2010 and their activity during fiscal year 2010:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 28, 2009	11,867,329
Restricted stock units granted	3,730,439
Restricted stock units released	(3,703,179)
Restricted stock units cancelled	(543,927)
Balance at March 27, 2010	11,350,662	1.6	$218,159,724
Vested and expected to vest, March 27, 2010	10,231,016	1.6	$196,640,134

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on March 26, 2010, the last business day preceding the fiscal quarter-end multiplied by the number of RSUs outstanding or expected to vest as of March 27, 2010.

The Company withheld shares totaling $8.0 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the three months ended March 27, 2010. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 27, 2010, there was $151.6 million of unrecognized compensation expense related to 11.4 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

2008 Employee Stock Purchase Plan:

As of March 27, 2010, there was $4.7 million of unrecognized compensation expense related to the ESPP.

NOTE 7: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic earnings (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method. The Company cash-settled options that expired (reached the ten year contractual term) as a result of a delay in filing periodic reports with the SEC due to the restatement of past financial statements, the Company suspended the issuance of shares upon exercise of stock options, vesting of RSUs, and purchases of stock under the 1987 Employee Stock Participation Plan, as amended, until the Company became current with all of its required SEC filings and its registration statements on Form S-8 on September 30, 2008 and cash-settled vested RSUs during the three months ended September 27, 2008. These options and RSUs are considered liability instruments and as such are excluded from the diluted earnings (loss) per share calculation for the three months and nine months ended March 28, 2009.

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(Amounts in thousands, except per share data)
Numerator for basic (loss) earnings per share and diluted (loss) earnings per share
Net (loss) income	$(33,903)	$(26,426)	$66,684	$2,357

Denominator for basic (loss) earnings per share	304,518	304,415	305,375	312,593
Effect of dilutive securities:
Stock options, ESPP and RSUs	—	—	5,327	2,947
Denominator for diluted (loss) earnings per share	304,518	304,415	310,702	315,540
(Loss) earnings per share:
Basic	$(0.11)	$(0.09)	$0.22	$0.01
Diluted	$(0.11)	$(0.09)	$0.21	$0.01
Approximately 29.2 million and 31.3 million of the Company's stock options were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 27, 2010 and March 28, 2009, respectively. Approximately 21.8 million and 22.5 million of the Company's stock options were excluded from the calculation of diluted earnings (loss) per share for the nine months ended March 27, 2010 and March 28, 2009, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results as one reportable segment. The Company designs, develops, manufactures and markets a broad range of analog integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The Company has fourteen operating segments which aggregate into one reportable segment. Two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(in thousands)
United States (1)	$70,172	$71,404	$209,297	$234,681
China	173,239	91,006	474,499	373,903
Japan	31,981	22,585	97,104	93,942
Korea	81,602	52,161	238,387	159,903
Rest of Asia	56,581	28,116	163,057	129,293
Europe	77,278	66,964	203,348	230,891
Rest of World	18,027	7,429	45,949	28,931
	$508,880	$339,665	$1,431,641	$1,251,544

(1)	The Company previously included $21.8 million and $68.9 million of Korean revenues in United States revenues during the three and nine months ended March 28, 2009.
Net long-lived assets by geographic region were as follows:

	March 27, 2010	June 27, 2009
	(in thousands)
United States	$995,141	$1,016,116
Philippines	223,359	234,004
Thailand	99,036	108,898
Rest of World	7,812	7,034
	$1,325,348	$1,366,052

NOTE 9: COMPREHENSIVE (LOSS) INCOME

Comprehensive income consists of net (loss) income and net unrealized (losses) gains on available-for-sale investments, deferred income taxes on unrealized exchange (losses) gains on intercompany receivables, and actuarial loss on post-retirement benefits. The components of comprehensive (loss) income and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(in thousands)
Net (loss) income, as reported	$(33,903)	$(26,426)	$66,684	$2,357
Change in unrealized (losses) gains on investments, net of tax benefits (expenses) of $249, $477, $597 and $(725), respectively	(436)	(833)	(1,044)	1,275
Deferred tax on unrealized exchange (losses) gains on intercompany receivables	(881)	600	(1,840)	1,839
Actuarial gains on post-retirement benefits, net of tax (expense) benefit of $(29), $0, $(87) and $0, respectively	52	—	156	—
Total comprehensive (loss) income	$(35,168)	$(26,659)	$63,956	$5,471

Accumulated other comprehensive income presented in the Condensed Consolidated Balance Sheets at March 27, 2010 and June 27, 2009 consist of net unrealized gains on available-for-sale investments of $0.5 million and $1.6 million, respectively, net foreign currency translation loss adjustments of $(1.5) million and $(1.5) million, respectively, actuarial gains (losses) on post-retirement benefits of $(3.6) million and $(3.8) million, respectively, and deferred income tax of $(5.6) million and $(4.0) million, respectively, on unrealized exchange gains (losses) related to an intercompany receivable that is of a long-term investment nature.

NOTE 10: INCOME TAXES

In the three and nine months ended March 27, 2010, the Company recorded an income tax benefit of $13.7 million and an income tax provision of $90.5 million respectively, compared to an income tax provision of $9.2 million and $9.7 million recorded in the three and nine months ended March 28, 2009, respectively.

The Company's statutory tax rate is 35%. The Company's income tax provision for the three and nine months ended March 27, 2010 and three and nine months ended March 28, 2009 differed from the amount computed by applying the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts. The income tax provision for the nine months ended March 28, 2009 also includes a benefit of $3.5 million for the retroactive extension of the federal research tax credit to January 1, 2008 by legislation that was signed into law on October 3, 2008.

In the second quarter of fiscal year 2010 the Internal Revenue Service ("IRS") completed its audit of the Company's federal corporate income tax returns for the fiscal years 2004 - 2006 and issued a Revenue Agents Report ("RAR"). The Company agreed with the RAR findings and made a payment of $26.4 million that reduced the Company's liability for unrecognized tax benefits. The settlement of this audit had no impact on the income tax provision for the second quarter of fiscal year 2010 as the Company had adequately provided for all issues in the RAR. Although this audit was settled, the statute of limitations for the assessment of additional federal income tax for the fiscal years 2004 - 2006 does not expire until December 31, 2010.

Management estimates that it is reasonably possible that the liability for gross unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by an amount in the range of $0 to $70.0 million. Such changes could occur based on the expiration of various statutes of limitations and the possible conclusion of ongoing tax audits.

In the third quarter of fiscal year 2010, the IRS commenced an examination of the Company's federal corporate income tax returns for the fiscal years 2007 and 2008. Management believes that it has adequately provided for any adjustments that may result from the IRS examination, however, the outcome of tax examinations cannot be predicted with certainty.

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

On May 3, 2010, Lead Plaintiffs and the Company entered into a memorandum of understanding reflecting an agreement in principle to settle all claims asserted against all defendants in the action, which provides for the payment of $173 million in cash by the Company.  The memorandum of understanding contemplates the negotiation and execution of a final settlement agreement, and the settlement is subject to notice to the putative class and final approval by the Court.  In connection with this memorandum of understanding, the Company recorded a charge for the three and nine months ended March 27, 2010, to accrue the $173 million settlement amount which has been recorded in Other operating expenses, net in the Condensed Consolidated Statements of Operations and in Accrual for litigation settlement in the Condensed Consolidated Balance Sheets.

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

Legal Fees Associated with Indemnification Obligations, Defense and Other Related Costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors and certain former officers and directors. More specifically, the Company has separate written indemnification agreements with its current and former executive officers and directors as well as with its director of internal audit. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending civil suits and civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices. The Company expenses such amounts as incurred.

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

During the nine months ended March 27, 2010, the Company repurchased approximately 6.1 million shares of its common stock for $112.8 million. During the fiscal quarter ended March 27, 2010, the Company repurchased approximately $2.6 million shares of its common stock for approximately $49.1 million. At the end of the fiscal quarter ended March 27, 2010, the Company had repurchased a total of 24.2 million shares totaling $347.9 million pursuant to the $750 million repurchase authorized by the Board of Directors. At the end of the fiscal quarter ended March 27, 2010, the Company was authorized to repurchase up to an additional $402.1 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 13: IMPAIRMENT OF LONG-LIVED ASSETS

End of Line Sorting and Testing Facilities

During the first quarter of fiscal year 2010, the Company identified certain assets as excess or obsolete, primarily due to changes in certain manufacturing technology. In connection with these circumstances, the Company recorded a charge for the write-down of equipment to its estimated fair value. The total charge of $5.0 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Operations. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.6 million in Other assets in the Condensed Consolidated Balance Sheet as of March 27, 2010.

Fabrication Facility, Oregon

During the first quarter of fiscal year 2010, as a result of reduced future wafer output requirements associated with equipment utilizing certain process technologies, the Company recorded a write-down of equipment to be sold to the equipment's estimated fair value. This charge of $3.3 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Operations. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.5 million in Other assets in the Condensed Consolidated Balance Sheet as of March 27, 2010.

End of Line Sorting and Testing Facilities

During the second quarter of fiscal year 2009, the Company identified certain assets as excess as a result of reductions in demand for product tested and sorted on certain equipment. In connection with these circumstances, the Company incurred an asset impairment charge of $43.8 million which is included in impairment of long-lived assets in the Company's Consolidated Statements of Operations. The Company has classified these assets as held for sale based on their intentions to sell the assets and has included $3.6 million in other assets in the balance sheet as of March 28, 2009.

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

NOTE 14: RESTRUCTURING ACTIVITIES

Ireland Sales Operations Restructuring

During the nine months ended March 27, 2010, the Company recorded approximately $3.0 million in restructuring costs associated with the reorganization of its international sales operations to Ireland. The Company anticipates payment of these obligations to occur during the fourth quarter of fiscal 2010.

Shutdown of Dallas Wafer Fabrication Facility

During the nine months ended March 27, 2010, the Company recorded approximately $1.6 million in restructuring costs associated with the closure of the Dallas, Texas wafer manufacturing facility. These costs consisted of decommissioning of equipment at the facility and estimated severance and benefits associated with employees of the facility.

Change in Estimate

During the nine months ended March 27, 2010, the Company recognized a reversal of expense of approximately $4.7 million related to a reduction in estimated benefits costs for employees terminated during prior quarters.

Activity and liability balances related to the restructuring activity for the nine months ended March 27, 2010 were as follows:

	Nine Months Ended
	March 27, 2010
	(in thousands)
	Severance and Benefits	Other Exit Costs	Total
Balance, June 27, 2009	$7,694	$—	$7,694
Restructuring provision	3,237	1,321	4,558
Cash payments	(4,089)	(1,321)	(5,410)
Change in estimate	(4,680)	—	(4,680)
Balance, March 27, 2010	$2,162	$—	$2,162
The Company has included $2.2 million in Accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 15: ACQUISITIONS

L&L ENGINEERING

During the first quarter 2010, the Company acquired L&L Engineering, a company developing digital power converter technology for approximately $4.0 million in cash. The Company may pay up to an additional $5.5 million based on the achievement of certain product development and product release milestones and continued employment of certain key employees assumed from L&L Engineering. The Company preliminarily allocated $1.1 million to in-process research and development and $2.9 million to goodwill. The Company will amortize the in-process research and development over the estimated life of the technology upon completion of its development. The Company expects that all of the goodwill will be deductible for tax purposes.

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

Activity and goodwill balances for the nine months ended March 27, 2010 were as follows:

Goodwill
Balance at June 27, 2009	$26,710
Acquisition	2,900
Adjustments	(24)
Balance at March 27, 2010	$29,586
Intangible Assets

The useful lives of the significant amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year
Intangible assets consisted of the following:

	March 27, 2010
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property *	$60,762	$29,011	$31,751
Customer relationships	42,330	9,432	32,898
Tradename	400	189	211
Backlog	200	200	—
Total intangible assets	$103,692	$38,832	$64,860
* Original cost includes $1.1 million of In-process research and development acquired from L&L Engineering.

Amortization expense of $2.7 million and $8.1 million associated with intellectual property was recorded in cost of goods sold for the three and nine months ended March 27, 2010, respectively, while amortization expense of $1.4 million and $4.2 million associated with customer relationships was recorded in selling, general and administrative expenses for the three and nine months ended March 27, 2010, respectively.

The following table presents the amortization expense of intangible assets:

	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(in thousands)
Intellectual property	$2,700	$2,346	$8,103	$5,679
Customer relationships	1,415	873	4,240	2,124
Tradename	33	33	100	56
Backlog	—	50	100	50
Total amortization expense	$4,148	$3,302	$12,543	$7,909
The following table represents the estimated future amortization expense of intangible assets as of March 27, 2010:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2010	$4,123
2011	15,893
2012	15,069
2013	11,234
2014	6,819
Thereafter	10,622
Total *	$63,760
* The total above excludes $1.1 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

NOTE 17: SUBSEQUENT EVENTS

On April 12, 2010, the Company entered into a definitive agreement to acquire Teridian Semiconductor Corporation, a privately held fabless semiconductor company in the energy measurement market, for approximately $315 million in cash.

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

Overview of Business

Maxim Integrated Products, Inc. ("Maxim" or the "Company" and also referred to as "we," "our" or "us") is incorporated in the state of Delaware. Maxim designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with wafer manufacturing facilities in the United States, testing facilities in the Philippines and Thailand and sales and circuit design offices throughout the world. The major end-markets in which the Company's products are sold are the communications, computing, consumer and industrial markets.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and related allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; and accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and operating expenses. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on our reported results of operations for a given period.

There have been no significant changes to the Company's critical accounting policies during the nine months ended March 27, 2010, as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	39.3%	50.6%	40.5%	47.4%
Gross margin	60.7%	49.4%	59.5%	52.6%
Operating expenses:
Research and development	23.0%	35.6%	24.6%	32.3%
Selling, general and administrative	12.4%	14.4%	12.5%	12.2%
In-process research and development	—%	—%	—%	0.3%
Impairment of long-lived assets	—%	—%	0.6%	4.1%
Severance and restructuring (recoveries) expenses	(0.1)%	3.2%	—%	2.3%
Other operating expenses, net	34.9%	1.2%	11.3%	1.7%
Total operating expenses	70.2%	54.4%	49.0%	52.9%
Operating (loss) income	(9.5)%	(5.0)%	10.5%	(0.3)%
Interest income and other, net	0.1%	(0.1)%	0.4%	1.3%
(Loss) income before provision for income taxes	(9.4)%	(5.1)%	10.9%	1.0%
(Benefit) provision for income taxes	(2.7)%	2.7%	6.3%	0.8%
Net (loss) income	(6.7)%	(7.8)%	4.6%	0.2%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Operations reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009

Cost of goods sold	0.2%	2.2%	0.8%	4.0%
Research and development	1.7%	7.4%	2.8%	6.2%
Selling, general and administrative	1.1%	2.0%	1.2%	2.6%
	3.0%	11.7%	4.8%	12.9%

Net Revenues

Net revenues were $508.9 million and $339.7 million for the three months ended March 27, 2010 and March 28, 2009, respectively, an increase of 49.8%. Net revenues for the nine months ended March 27, 2010 and March 28, 2009 were $1,431.6 million and $1,251.5 million, respectively, an increase of 14.4%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments from all four markets had increases during the three months ended March 27, 2010 as compared to March 28, 2009 due to an improved demand for our products. Net shipments increased for the nine months ended March 27, 2010 as compared to March 28, 2009 due primarily to the Consumer and Computing markets.

During the three months ended March 27, 2010 and March 28, 2009, approximately 86% and 79% of net revenues, respectively, were derived from customers outside of the United States. During the nine months ended March 27, 2010 and March 28, 2009, approximately 85% and 81% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended March 27, 2010 and March 28, 2009 was immaterial.

Gross Margin

Our gross margin percentage was 60.7% and 49.4% for the three months ended March 27, 2010 and March 28, 2009, respectively. The gross margin percentage for the three months ended March 27, 2010, as compared to the three months ended March 28, 2009, increased primarily due to improved factory utilizations which had a favorable impact on gross margin. Additional contributing factors were decreased depreciation expense of $11.4 million attributable to the closure of our Dallas wafer fabrication facility at the end of fiscal year 2009, decreased inventory write-downs of $10.7 million primarily attributable to improved turnover and factory efficiencies of our inventory levels, and decreased stock-based compensation of $6.5 million as described below.

Our gross margin percentage was 59.5% and 52.6% for the nine months ended March 27, 2010 and March 28, 2009, respectively. The gross margin percentage for the nine months ended March 27, 2010, as compared to the nine months ended March 28, 2009, increased primarily due to decreased stock-based compensation of $38.5 million as described below, decreased inventory write-downs of $31.0 million primarily attributable to improved turnover and factory efficiencies of our inventory levels, and decreased depreciation expense of approximately $35.4 million primarily attributable to the closure of our Dallas wafer fabrication facility at the end of fiscal year 2009.

Research and Development

Research and development expenses were $117.1 million and $121.0 million for the three months ended March 27, 2010 and March 28, 2009, respectively, which represented 23.0% and 35.6% of net revenues, respectively. The decrease in research and development expenses was primarily attributable to a reduction in stock-based compensation of approximately $16.5 million as described below, which was offset by an increase of $7.9 million for salaries and benefits, primarily due to anticipated higher bonuses levels in connection with increased profitability for fiscal year 2010. Additionally, the increase in salaries and benefits includes a $2.8 million decrease attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions.

Research and development expenses were $352.2 million and $404.2 million for the nine months ended March 27, 2010 and March 28, 2009, respectively, which represented 24.6% and 32.3% of net revenues, respectively. The decrease in research and development expenses primarily due to a reduction in stock-based compensation of approximately $38.0 million as described below, decreased salaries and benefits of $16.2 million, comprised of a $19.3 million decrease attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions, offset by an increase of $3.1 million for salaries and benefits, primarily due to anticipated higher bonuses levels in connection with increased profitability for fiscal year 2010.

Selling, General and Administrative

Selling, general and administrative expenses were $62.9 million and $48.8 million for the three months ended March 27, 2010 and March 28, 2009, respectively, which represented 12.4% and 14.4% of net revenues, respectively. The increase in selling, general and administrative expenses is attributable to an increase in salaries and benefits of $8.8 million, primarily due to anticipated higher bonuses levels in connection with increased profitability for fiscal year 2010. Additionally, the increase in salaries and benefits includes a $2.8 million increase attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions.

Selling, general and administrative expenses were $179.2 million and $153.1 million for the nine months ended March 27, 2010 and March 28, 2009, respectively, which represented 12.5% and 12.2% of net revenues, respectively. The increase in selling, general and administrative expenses is attributable to an increase in salaries and benefits of $26.0 million, comprised of a $19.3 million increase attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions and an increase in salaries and benefits of $6.7 million, primarily due to anticipated higher bonuses levels in connection with increased profitability for fiscal year 2010. These were partially offset by reduced stock-based compensation expenses of approximately $16.0 million as described below.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 27, 2010 and March 28, 2009:

Stock-based compensation expense by type of award
	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(in thousands)
Cost of goods sold
Stock options	$232	$1,881	$2,648	$31,781
Restricted stock units	586	5,579	8,394	18,433
Employee stock purchase plan	253	114	755	114
	$1,071	$7,574	$11,797	$50,328
Research and development expense
Stock options	$1,318	3,773	$9,074	$33,486
Restricted stock units	6,038	20,975	27,056	44,112
Employee stock purchase plan	1,335	446	3,952	446
	$8,691	$25,194	$40,082	$78,044
Selling, general and administrative expense
Stock options	$1,194	$1,910	$5,216	$19,656
Restricted stock units	3,993	4,899	10,825	13,047
Employee stock purchase plan	330	36	757	36
	$5,517	$6,845	$16,798	$32,739
Total stock-based compensation expense
Stock options	$2,744	$7,564	$16,938	$84,923
Restricted stock units	10,617	31,453	46,275	75,592
Employee stock purchase plan	1,918	596	5,464	596
Pre-tax stock-based compensation expense	15,279	39,613	68,677	161,111
Less: income tax effect	3,889	13,052	20,967	55,026
Net stock-based compensation expense	$11,390	$26,561	$47,710	$106,085

Pre-tax stock-based compensation decreased to $15.3 million during the three months ended March 27, 2010 from $39.6 million during the three months ended March 28, 2009, which represented 3.0% and 11.7% of net revenues, respectively. The decrease in expenses is partially attributable to a change in estimated forfeiture rate during the three months ended March 27, 2010 and reduced expenses for options and RSUs, as grants with higher fair values completed their vesting while grants with lower fair values were issued during fiscal year 2009.

Pre-tax stock-based compensation decreased to $68.7 million during the nine months ended March 27, 2010 from $161.1 million during the nine months ended March 28, 2009, which represented 4.8% and 12.9% of net revenues, respectively. The decrease in expenses is partially attributable to $23.7 million recorded in connection with the tender offer to cash settle certain underwater stock options completed in December 2008 and $18.6 million of expense related to the cash-settlement of options expiring in October 2008 during the nine months ended March 28, 2009, which did not reoccur during the nine months ended March 27, 2010. In addition, expenses for options and RSUs declined as grants with higher fair values completed their vesting while newer grants at lower fair values were issued.

Impairment of Long-lived Assets

End of Line Sorting and Testing Facilities

During the first quarter of fiscal year 2010, the Company identified certain assets as excess or obsolete primarily due to changes in certain manufacturing technology. In connection with these circumstances, the Company recorded a charge for the write-down of equipment to its estimated fair value. The total charge of $5.0 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Operations. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.6 million in Other Assets in the Condensed Consolidated

Balance Sheet as of March 27, 2010.

Fabrication Facility, Oregon

During the first quarter of fiscal year 2010, as a result of reduced future wafer output requirements associated with equipment utilizing certain process technologies, the Company recorded a write-down of equipment to be sold to the equipment's estimated fair value. This charge of $3.3 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Operations. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.5 million in Other Assets in the Condensed Consolidated Balance Sheet as of March 27, 2010.

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

Severance and Restructuring Expenses

Ireland Sales Operations Restructuring

During the nine months ended March 27, 2010, the Company recorded approximately $3.0 million in restructuring costs associated with the reorganization of its international sales operations in Ireland. The Company anticipates payment of these obligations to occur during the fourth quarter of fiscal 2010.

Shutdown of Dallas Wafer Fabrication Facility

During the nine months ended March 27, 2010, the Company recorded approximately $1.6 million in restructuring costs associated with the closure of the Dallas, Texas wafer manufacturing facility. These costs consisted of decommissioning of equipment at the facility and estimated severance and benefits associated with employees of the facility.

Change in Estimate

During the nine months ended March 27, 2010, the Company recognized a reversal of expense of approximately $4.7 million related to a reduction in estimated benefits costs for employees terminated during prior quarters.

Other Operating Expenses, Net

Other operating expenses, net primarily consists of expense items related to the restatement of previously reported financial statements and associated litigation.

The following table summarizes activities for the three and nine months ended March 27, 2010 and March 28, 2009:

	Three Months Ended		Nine Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(in thousands)
Legal and accounting expenses	$4,546	$3,684	$13,023	$24,557
Payroll tax and related adjustments	—	285	(8,043)	(4,765)
Termination benefits	—	—	—	(2,402)
Derivative litigation settlement	—	—	(16,419)	—
Class action settlement	173,000	—	173,000	—
Other	—	—	21	4,189
Total	$177,546	$3,969	$161,582	$21,579

The Company incurred $4.5 million and $3.7 million in legal and accounting expenses associated with the restatement of certain of its previously filed financial statements during the three months ended March 27, 2010 and March 28, 2009, respectively. The increase of $0.8 million in restatement related legal and accounting fees is primarily due to increased indemnification related legal fees, offset by a reduction in accounting expenses associated with the restatement and legal settlement of the derivative litigation during the first fiscal quarter of 2010.

The Company incurred $13.0 million and $24.6 million in legal and accounting expenses associated with the restatement of certain of its previously filed financial statements during the nine months ended March 27, 2010 and March 28, 2009, respectively. The decline of $11.5 million in restatement related legal and accounting fees is primarily due to the completion of the restatement of the Company's previously filed financial statements with the SEC on September 30, 2008, offset by increased indemnification related legal fees associated with our former chief financial officer during the nine months ended March 27, 2010. The Company also recognized $16.4 million in income attributable to gains directly related to proceeds received as a result of the settlement of the derivative litigation during the third quarter of fiscal year 2010. See Note 11-Commitments and Contingencies.

As a result of the Company's investigation into its equity awards, the Company recorded certain U.S. and foreign payroll tax, interest and penalty accruals in prior years. During the nine months ended March 27, 2010, the Company reversed $8.0 million of these accruals due to the completion of a tax audit and the expiration of the tax statute of limitations. The Company also reversed $4.8 million of these accruals in the nine months ended March 28, 2009 due to the expiration of the tax statute of limitations.

During the nine months ended March 28, 2009, the Company reversed $2.4 million of accrued retirement benefits due to the death of its former chief executive officer.

During the three and nine months ended March 27, 2010, the Company recorded a charge to accrue $173 million in connection with an agreement to settle the class action complaint. See Note 11-Commitments and Contingencies.

Interest Income and Other, Net

Interest income and other, net, was $0.6 million and $(0.2) million for the three months ended March 27, 2010 and March 28, 2009, respectively. This increase in income was primarily driven by reduced foreign exchange losses of approximately $3.2 million, which was partially offset by decreased interest income of $1.8 million due to lower average interest rates and lower invested cash, cash equivalents and short-term investments.

Interest income and other, net, was $6.2 million and $16.3 million for nine months ended March 27, 2010 and March 28, 2009, respectively. This decrease was primarily driven by decreased interest income of $11.7 million due to lower average interest rates and lower invested cash, cash equivalents and short-term investments, which was partially offset by an increase in foreign exchange gains of approximately $1.7 million.

Provision for Income Taxes

In the three and nine months ended March 27, 2010, the Company recorded an income tax benefit of $13.7 million and an income tax provision of $90.5 million respectively, compared to an income tax provision of $9.2 million and $9.7 million recorded in the three and nine months ended March 28, 2009, respectively.

The Company's statutory tax rate is 35%. The Company's income tax provision for the three and nine months ended March 27,

2010 and three and nine months ended March 28, 2009 differed from the amount computed by applying the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts. The income tax provision for the nine months ended March 28, 2009 also includes a benefit of $3.5 million for the retroactive extension of the federal research tax credit to January 1, 2008 by legislation that was signed into law on October 3, 2008.

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

In the second quarter of fiscal year 2010 the Internal Revenue Service ("IRS") completed its audit of the Company's federal corporate income tax returns for the fiscal years 2004 - 2006 and issued a Revenue Agents Report ("RAR"). The Company agreed with the RAR findings and made a payment of $26.4 million that reduced the Company's liability for unrecognized tax benefits. The settlement of this audit had no impact on the income tax provision for the second quarter of fiscal year 2010 as the Company had adequately provided for all issues in the RAR. Although this audit was settled, the statute of limitations for the assessment of additional federal income tax for the fiscal years 2004 - 2006 does not expire until December 31, 2010.

Management estimates that it's reasonably possible that the liability for gross unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by an amount in the range of $0 to $70.0 million. Such changes could occur based on the expiration of various statutes of limitations and the possible conclusion of ongoing tax audits.

In the third quarter of fiscal year 2010, the IRS commenced an examination of the Company's federal corporate income tax returns for the fiscal years 2007 and 2008. Management believes that it has adequately provided for any adjustments that may result from the IRS examination, however, the outcome of tax examinations cannot be predicted with certainty.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows.

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

BACKLOG

At March 27, 2010, backlog shippable within the next quarter was approximately $480.2 million. The Company's backlog shippable within the next quarter at the end of the quarter ended December 26, 2009 was approximately $334.6 million. Our backlog is subject to revisions, cancellations and rescheduling which could have a material impact on the timing and extent of our revenues and is not indicative of revenue projections for subsequent quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalent and short-term investments were as follows:

	March 27, 2010	June 27, 2009
	(in thousands)
Cash and cash equivalents	$758,436	$709,348
Short-term investments	100,425	204,055
Total cash, cash equivalents and investments	$858,861	$913,403

Cash flows were as follows:
	Nine Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
Net cash provided by operating activities	$333,953	$335,444
Net cash provided by (used in) investing activities	16,916	(159,741)
Net cash used in financing activities	(301,781)	(495,997)
Net increase (decrease) in cash and cash equivalents	$49,088	$(320,294)

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the nine months ended March 27, 2010 decreased by approximately $1.5 million compared with nine months ended March 28, 2009. Increases in net income of $64.3 million and increases in other working capital changes of $156.1 million for the nine months ended March 27, 2010 compared with the nine months ended March 28, 2009 were offset by a decrease in non-cash adjustments of approximately $222.0 million.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities and acquisitions.

The decrease in cash used in investing activities is primarily due to an increase in net maturities on short-term investments of $97.3 million as the Company shifted its investment portfolio maturing during the nine months ended March 27, 2010 to money market funds. Cash used in investing activities included $80.2 million and $103.5 million in capital expenditures, and $4.0 million and $61.0 million of cash used for acquisitions, during the nine months ended March 27, 2010 and the nine months ended March 28, 2009, respectively.

On April 12, 2010, the Company entered into a definitive agreement to acquire Teridian Semiconductor Corporation, a privately held fabless semiconductor company in the energy measurement market for approximately $315 million in cash.  The Company expects this acquisition to be completed during the fourth quarter of fiscal year 2010.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, cash settlements associated with RSUs, expiring options, tender offer payments and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities decreased by approximately $194.2 million for the nine months ended March 27, 2010 compared with the nine months ended March 28, 2009. This decrease was primarily due to a decrease in repurchases of common stock of $121.5 million under our repurchase program which commenced in October 2008 and reduced payments of $35.6 million and $12.7 million associated with completion of the RSU loan program and settlement of tendered options and expiring options under the goodwill programs, respectively. In addition, we received proceeds associated with shares issued under the ESPP during the nine months ended March 27, 2010 totaling $10.7 million.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet the requirements of its business for the next twelve months, including its working capital requirements and its anticipated level of capital expenditures.

Off-Balance-Sheet Arrangements

As of March 27, 2010, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 27, 2010. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of March 27, 2010. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 27, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may encounter difficulties in operating our newly-implemented enterprise resource planning system, which may adversely affect our operations and our ability to meet financial reporting obligations.

We implemented a new enterprise resource planning ("ERP") system in the second quarter of fiscal year 2010 as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. Any difficulties encountered in the operation of our new ERP system could cause us to fail to meet customer demand for our product or could delay our ability to meet our financial reporting obligations which, in turn, could materially adversely affect our results of operations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended March 27, 2010:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Dec. 27, 2009 - Jan. 23, 2010	368	$19.77	368	$443,945
Jan. 24, 2010 - Feb. 20, 2010	840	18.01	840	428,815
Feb. 21, 2010 - Mar. 27, 2010	1,410	18.97	1,410	402,065
Total for the quarter	2,618	$18.78	2,618	$402,065

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

In the fiscal quarter ended March 27, 2010, the Company repurchased approximately 2.6 million shares of its common stock for approximately $49.1 million. As of the end of the fiscal quarter ended March 27, 2010, the Company was authorized to repurchase up to an additional $402.1 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

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

Date: May 5, 2010
MAXIM INTEGRATED PRODUCTS, INC.

By:	/s/ Bruce E. Kiddoo Senior Vice President, Chief Financial Officer and Principal Accounting Officer