Form 10-K
period 2010-06-26
MAXIM INTEGRATED PRODUCTS INC
filed 2010-08-19
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 26, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34192
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 26, 2009 as reported by The NASDAQ Global Select Market was approximately $3,218,332,814. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of July 31, 2010: 298,329,721.
Documents Incorporated By Reference:
(1) Items 10, 11, 12 13 and 14 of Part III incorporate information by reference from the Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed subsequently.

MAXIM INTEGRATED PRODUCTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item 1A - Risk Factors and the business outlook section in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, manufacturing plans, pending litigation, effective tax rates, tax reserves for uncertain tax positions, and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "forecast," "believe," "could," "intend," "will," "plan," "seek," "project," and variations of such words and similar words or expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" that appears in Part I, Item 1A of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission ("SEC"). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

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

We are a Delaware corporation originally incorporated in California in 1983. We are headquartered in Sunnyvale, California. The mailing address for our headquarters is 120 San Gabriel Drive, Sunnyvale, California 94086, and our telephone number is (408) 737-7600. Additional information about us is available on our website at www.maxim-ic.com.

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by applicable laws. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Maxim Integrated Products, Inc., 120 San Gabriel Drive, Sunnyvale, California 94086.

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
Electronic Instrumentation
Medical
Military & Aerospace
Security
Utility & Other Meters
Other Industrial

COMMUNICATIONS	Basestations
Network & Datacom
Telecom
Other Communications

CONSUMER	Cell Phones
Digital Cameras
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

Manufacturing

We primarily manufacture our own wafers and, to a lesser extent, utilize third-party silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at our facilities. The broad range of products demanded by the mixed signal analog integrated circuit market requires multiple manufacturing process technologies. As a result, many different process technologies are currently used for wafer fabrication of our products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment necessary for the fabrication of advanced digital integrated circuits, although newer processes do utilize and require such state-of-the-art facilities and equipment. In addition, hybrid and module products are manufactured using a complex multi-chip technology featuring thin-film, laser-trimmed resistors and other active or passive components. We primarily rely on our own fabrication technologies and facilities to implement such manufacturing requirements. We also utilize unaffiliated manufacturing subcontractors.

During fiscal years 2010, 2009 and 2008, most of our own wafer production occurred at one of our four owned wafer fabrication facilities consisting of the following:

Facility Location	Fiscal Year Acquired
Beaverton, Oregon	1994
San Jose, California	1998
Dallas, Texas	2001
San Antonio, Texas	2004

At the end of fiscal year 2009, we ceased wafer fabrication efforts in our Dallas, Texas facility. In fiscal year 2007, we entered into a five-year supply agreement with Seiko Epson Corporation ("Epson") under which Epson has manufactured some of our mixed-signal semiconductor products. These products are manufactured by Epson under rights and licenses using our proprietary technology at Epson's fabrication facility located in Sakata, Japan. In fiscal years 2010, 2009, and 2008 the products manufactured by Epson represented 19%, 9% and 6% of our total wafer production. We are adding 300mm and 200mm wafer capacity at foundries in Taiwan, which will increase our output capacity in fiscal year 2011 and beyond.

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

After assembly has been completed, the majority of the assembled product is shipped back to our facilities located in Cavite, the Philippines or Chonburi Province, Thailand where the packaged integrated circuits undergo final testing and preparation for customer shipment. In addition, we utilize independent subcontractors to perform final testing.

We currently perform substantially all of our module assembly operations in our facility in Batangas, Philippines. The Batangas, Philippines facility also performs wafer singulation and tape-and-reel of bumped (CSP or WLP) wafers.

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

We operate in one reportable segment - the design, development, marketing and manufacturing of a broad range of linear and mixed signal integrated circuits. Our primary distributor, Avnet Electronics, accounted for approximately 12% of net revenues in fiscal year 2010 and fiscal 2009. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. Samsung accounted for approximately 12% of net revenues in fiscal year 2010, and no other single customer accounted for more than 10% of revenue in fiscal year 2010. No single customer accounted for more than 10% of net revenues in fiscal year 2008. No single product accounted for more than 10% of net revenues in fiscal years 2010, 2009 and 2008. Based on customers' ship-to locations, international sales accounted for approximately 85%, 82% and 81% of net revenues in fiscal years 2010, 2009 and 2008, respectively. See Note 16, "Segment Information" in the Notes to Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Backlog

At June 26, 2010 and June 27, 2009, our current quarter backlog was approximately $614 million and $278 million, respectively. We include in our backlog orders with customer request dates within the next 3 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog at any time should not be used as a measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments. Please refer to the Risk Factor titled “Incorrect forecasts, reductions, cancellations or delays in orders for our products could adversely affect our results or operations” for the risks associated with backlog.

Research and Development

We believe that research and development is critical to our future success. Objectives for the research and development function include:

•
product definition and development of proprietary products;
•
design of parts for high yield and reliability;
•
development of, and access to, manufacturing processes and advanced packaging; and
•
development of hardware and software to support the acceptance and design-in of our products in the end customer's system.

Our research and development plans require engineering talent and tools for process technologies, test development, packaging development, product definition, electronic design automation ("EDA"), circuit design, software development and applications support. Research and development expenses were approximately $474.7 million, $520.2 million and $579.3 million in fiscal years 2010, 2009 and 2008, respectively. See "Research and Development" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

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

Our principal competitors include, but are not limited to, Texas Instruments Inc., Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, and National Semiconductor Corporation. In addition, we expect increased competition in the future from other emerging and established companies. For further description of competitive factors that may affect our future business, please refer to the section entitled "Our Operating Results May Be Adversely Affected by Increasing Competition" contained in Part I, Item 1A of this Annual Report on Form 10-K.

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

We hold and pursue intellectual property, including patents, trademarks and trade secrets as appropriate for our markets and technologies. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from 2010 to 2030. We have also registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. Likewise, we have registered for and received certain copyrights.

There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it.

Employees

As of June 26, 2010, we employed approximately 9,200 people of whom approximately 4,500  were employed in the United States and approximately 4,700 were employed outside the United States. We consider our employee relations worldwide to be favorable.

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

Cyclicality in the semiconductor industry may adversely affect our results of operations

The semiconductor industry historically has been cyclical and subject to significant and often rapid increases and decreases in demand for products and services. These changes could have adverse effects on our results of operations and on the market price of our common stock. The results of our operations may be adversely affected in the future if demand for our products and services decreases or if we are unable to meet an increase in demand without significantly increasing the lead-time for the delivery of our products and services.

Incorrect forecasts, reductions, cancellations or delays in orders for our products could adversely affect our results or operations

As is customary in the semiconductor industry, customer orders may be canceled in most cases without penalty to the customers. Some customers place orders that require us to manufacture products and have available for shipment, even though the customer may be unwilling to make a binding commitment to purchase all, or even any, of the products. In other cases, we manufacture product based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders, potentially leading to an initial inflation of backlog followed by a sharp reduction. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the ordered products are sold by the distributors. When combined with the risks of order cancellation, our backlog cannot be used as a measure of future revenue. Furthermore, orders or forecasts may be for products that meet the customer's unique requirements so that those cancelled or unrealized orders would, in addition, result in an inventory of unsaleable products, causing potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products, the amount of unsaleable products could be substantial. As a result, incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.

Our operating results may be adversely affected by unfavorable economic and market conditions

The current economic environment could subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products. Accordingly, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, weakness in the market for end users of our products could harm the cash flow of our distributors and resellers who could then delay paying their obligations to us or experience other financial difficulties. This would further increase our credit risk exposure and, potentially, cause delays in our recognition of revenue on sales to these customers.

If global economic and market conditions, or economic conditions in the United States or other key markets, deteriorate, we may experience material adverse effects on our business, operating results, and financial condition

We may encounter difficulties in operating a newly implemented enterprise resource planning system, which may adversely affect our operations and financial reporting

We implemented a new enterprise resource planning (“ERP”) system in the second quarter of fiscal year 2010 as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. Any difficulties in the operation of our current ERP system could cause us to fail to meet customer demand for our product or could delay our ability to meet our financial reporting obligations which, in turn, could materially adversely affect our results of operations.

Political conditions could materially affect our revenues and results of operations

We are subject to the political and legal risks inherent in international operations. Exposure to political instabilities, different business policies and legal standards could impact economic activity, which in turn, could lead to a contraction of customer demand or a disruption in our operations. We have been affected by these problems in the past, but none have materially affected our results of operations to date. Problems in the future or not-yet-materialized consequences of past problems, could affect deliveries of our product to our customers, possibly resulting in substantially delayed or lost sales and/or increased expenses that could materially adversely affect our financial condition and results of operations.

Our quarterly operating results may fluctuate, which could adversely impact our common stock price

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•
Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the semiconductor industry;
•
Reduced visibility into our customers' spending plans and associated revenue;
•
The level of price and product competition in our product markets;
•
The impact of the current uncertain economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;
•
The overall movement toward industry consolidations among our customers and competitors;
•
Market acceptance of new products and product enhancements;
•
Announcements and introductions of new products by us or our competitors;
•
Deferrals of customer orders in anticipation of new products or product enhancements (introduced by us or our competitors);
•
Our ability to meet increases in customer orders in a timely manner;
•
Our ability to develop, introduce, and market new products and enhancements in a timely manner; and
•
Our levels of operating expenses.

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

Our manufacturing operations may be interrupted or suffer yield problems

Given the nature of our products, it would be very time consuming, difficult, and costly to arrange for new manufacturing facilities to supply such products. Any prolonged inability to utilize one of our manufacturing facilities or a third party foundry, due to damages resulting from fire, natural disaster, or unavailability of electric power, would have a material adverse effect on our results of operations and financial condition.

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

Any difficulties encountered in connection with our restructured international sales operation may adversely affect our results of operations and financial results

During our fiscal year 2010, we restructured and concentrated our international sales operations into Ireland. Any difficulties encountered in the transition to or conduct of such restructured international sales operation may adversely affect our international sales efforts. Any such difficulties could materially adversely affect our results of operations and financial results.

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

Our dependence on assembly and test subcontractors may cause delays beyond our control in delivering products to our customers

We rely on assembly and CSP packaging subcontractors located in various parts of the world to separate wafers into individual integrated circuits and to package them. None of the assembly subcontractors we currently use are affiliated with us. Reliability problems experienced by our assemblers or the inability to replace an assembly subcontractor could cause serious problems in delivery and quality resulting in potential product liability to us. Such problems could impair our ability to meet our revenue plan in the fiscal period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations. (For more information on subcontractor locations, please see Item 1. Business - Manufacturing)

Any disruptions in our sort, assembly, test or shipping operations or in the operations of our manufacturing subcontractors, including, but not limited to, the inability or unwillingness of any of our subcontractors to produce adequate supplies of processed wafers, integrated circuit packages or tested product conforming to our quality standards or their inability to provide timely delivery of products or services required by us, could adversely affect the continuity of product supply as well as damage our reputation, relationship and goodwill with customers. This, in turn, could have a material adverse effect on our results of operations. Furthermore, finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

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

We may be unable to adequately protect our proprietary rights, which may impact our ability to compete effectively

We rely upon know-how, trade secrets, and patents to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology, reverse engineer our products or that the confidentiality agreements upon which we rely will be adequate to protect our interests. Moreover, the laws of foreign countries generally do not protect proprietary rights to the same extent as the United States, and we may encounter problems in protecting our proprietary rights in those foreign countries. Other companies have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if these patents are found to be valid. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms or at all.

From time to time, we have received, and in the future may receive, notice of claims of infringement by our products on intellectual property rights of third parties. If one or more of our products or processes were determined to infringe on any such intellectual property rights of a third party, a court might enjoin us from further manufacture and/or sale of the affected products. We would then need to obtain a license from the holders of the rights and/or to re-engineer our products or processes in such a way as to avoid the alleged infringement. In the past, it has been common in the semiconductor industry for patent holders to offer licenses on reasonable terms and rates. Although the practice of offering licenses appears to be generally continuing, in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses. In any of those cases, there can be no assurance that we would be able to obtain any necessary license on commercially reasonable terms acceptable to us, if at all, or that we would be able to re-engineer our products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a material portion of our products, the reduction or elimination of the value of related inventories and the assessment of a substantial monetary award for damages related to past sales, all of which could have a material adverse effect on our results of operations and financial condition.

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

We are a party to a purported class action securities litigation arising out of our past stock option granting practices the outcome of which could have a material adverse effect on our financial condition, results of operations and cash flows

A purported class action securities lawsuit is pending against the Company, its former chief executive officer (now deceased), its former chief financial officer, and its former treasurer, in connection with the Company's past stock option grant practices. Although the U.S. District Court for the Northern District of California has preliminarily approved a proposed settlement of this lawsuit pursuant to which the Company paid $173 million into an escrow account, the settlement is still subject to a final hearing.  In the event the Court does not approve the proposed settlement, the eventual outcome of the lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows for a particular period as well as the trading price for our securities.

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

For further discussion on legal matters see "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K.

Business interruptions from natural disasters could harm our business

We operate our business in worldwide locations. Some of our facilities and those of our subcontractors are located in geologically unstable areas of the world and are susceptible to damage from natural disasters. In the event of a natural disaster, we may suffer a disruption in our operations which could adversely affect our results of operations.

Our financial condition, operations and liquidity may be materially adversely affected in the event of a catastrophic loss for which we are self-insured

We are primarily self-insured with respect to many of our commercial risks and exposures. Based on management's assessment and judgment, we have determined that it is generally more cost effective to self-insure these risks. The risks and exposures we self-insure include, but are not limited to, fire, property and casualty, natural disasters, product defects, political risk, general liability, theft, counterfeits, patent infringement, certain employment practice matters and medical benefits for many of our domestic (United States) employees. We also maintain insurance contracts with independent insurance companies that provide certain of our employees with health (medical and dental) benefits, worker's compensation coverage, long-term disability income coverage, life insurance coverage and fiduciary insurance coverage for employee and Company funds invested under the Employee Retirement Income and Security Act. In addition, we maintain officer and director liability coverage and certain property insurance contracts with independent insurance companies. Should there be catastrophic loss from events such as fires, explosions or earthquakes or other natural disasters, among many other risks, or adverse court or similar decisions in any area in which we are self-insured, our financial condition, results of operations and liquidity may be materially adversely affected.

Limitations in manufacturing capacity or delays in lead-time for delivery of products could adversely affect our future growth opportunities and results of operations

Our ability to successfully realize revenue growth relative to any future increase in customer demands for our products could be limited by our manufacturing capacity and other supply constraints. Our results of operations may be adversely affected if we fail to meet such increase in demand for our products without significantly increasing the lead-time required for our delivery of such products. During the past two quarters we have not had the manufacturing capacity to meet customer demand and we anticipate that we will continue to lack such capacity for the foreseeable future. In addition, any significant increase in the lead-time for delivery of products may negatively affect our customer relationships, reputation as a dependable supplier of products and ability to obtain future design wins, while potentially increasing order cancellations, aged, unsaleable or otherwise unrealized backlog that no longer could serve as an indicator of future revenue, and the likelihood of our breach of supply agreement terms. Any one of the foregoing factors could negatively affect our future revenue growth and results of operations.

We are subject to warranty claims and product liability

We face an inherent risk of exposure to product liability suits in connection with reliability problems which may be experienced by our customers. Our products are used by varying industries which include the transportation and medical industries. Failure of our products to perform to specifications could lead to substantial damage to both the end product in which our device has been placed and to the user of such end product. If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could have a material adverse effect on our results of operations.

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
•
management changes;
•
supply constraints;
•
semiconductor industry cyclicality;
•
our inclusion in certain stock indices,
•
our ability to maintain compliance with the SEC reporting requirements; and
•
other events or factors beyond our control.

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

Our ability to service our debt obligations, including $300 million of senior unsecured notes, requires sufficient cash flow from our future operations
In June 2010, the Company issued $300 million in senior, unsecured debt due in 2013 with an effective interest rate of 3.49%. Interest is payable semi-annually on December 14 and June 14.  The debt indenture includes covenants that limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to secure debt funding in the future, if needed.  In circumstances involving a change of control of the Company followed by a downgrade of the rating of the Company's notes, the Company would be required to make an offer to repurchase these notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The Company's ability to repurchase the notes in such events may be limited by the Company's then-available financial resources or by the terms of other agreements to which the Company is a party. Although the Company currently has the funds necessary to retire this debt, funds might not be available to repay the notes when they come due in the future.

If the Company fails to pay interest when due, or to repay the notes when due or materially breaches other loan covenants, it would constitute an event of default under the indenture governing the notes which, in turn, may also constitute an event of default under other obligations of the Company. Any event of default under the indenture or other obligations of the Company and any additional obligations and restrictions imposed as a result thereof could negatively impact our financial results.

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
•
increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;
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

We may be materially adversely affected by currency fluctuations or changes in trade policies

We conduct our manufacturing and other operations in various worldwide locations. A portion of operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 85%, 82% and 81% of our net revenues in fiscal years 2010, 2009 and 2008, respectively, were shipped to foreign locations. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also decrease revenue and increase our operating costs and the cost of components manufactured abroad, and the cost of our products to foreign customers or decrease the costs of products from our foreign competitors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located in Sunnyvale, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal owned general offices and manufacturing facilities at June 26, 2010:

Owned Property Location	Use(s)	Approximate Floor Space (sq. ft.)

Sunnyvale, California	Corporate headquarters, office space, engineering, administration, and other	342,000

San Jose, California	Wafer fabrication, office space and administration	78,000

N. Chelmsford, Massachusetts	Engineering, office space and administration	30,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	222,000

Hillsboro, Oregon	Engineering, manufacturing, office space and administration	325,000

Dallas, Texas	Office space, engineering, manufacturing, administration, warehousing, shipping and other	617,000

Irving, Texas	Wafer fabrication space, office space and administration	624,473

San Antonio, Texas	Wafer fabrication, office space and administration	381,000

Cavite, the Philippines	Manufacturing, engineering, administration, office space, shipping and other	237,000

Batangas, the Philippines	Manufacturing, engineering, office space and other	78,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping and other	144,000

Chandler, Arizona	Office space and engineering	18,200

The Irving, Texas facility is not currently operational.

In addition to the property listed in the above table, we also lease sales, engineering and manufacturing offices and other premises at various locations throughout the world under operating leases, none of which are material to our future cash flows. These leases expire at various dates through 2016. We anticipate no difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

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

On May 3, 2010, Lead Plaintiffs and the Company entered into a memorandum of understanding reflecting an agreement in principle to settle all claims asserted against all defendants in the action, which provided for the payment of $173 million in cash by the Company.  In connection with this memorandum of understanding, the Company recorded a charge for the three and nine months ended March 27, 2010, to accrue the $173 million settlement amount, which has been recorded in Other operating expenses, net in the Condensed Consolidated Statements of Operations and in Accrual for litigation settlement in the Condensed Consolidated Balance Sheets. On June 18, 2010, Lead Plaintiffs and the Company entered into, and Lead Plaintiffs filed with the Court, a formal stipulation of settlement memorializing the agreement to settle all claims against all defendants in the action.

On July 14, 2010, the Court entered an order preliminarily approving the settlement, which remains subject to notice to the putative class and final approval by the Court. Pending further order of the Court, litigation activity in the action has been stayed, and all hearings, deadlines and other proceedings in the action, other than the final approval hearing, which is scheduled for September 27, 2010, have been taken off the calendar. On July 23, 2010, the Company paid the $173 million settlement amount into an escrow fund in accordance with the terms of the settlement.

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

Legal Fees Associated with Indemnification Obligations, Defense and Other Related Costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors and certain former officers and directors. More specifically, the Company has separate written indemnification agreements with its current and former executive officers and directors as well as with its director of internal audit. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses to certain former officers of the Company who are subject to pending civil suits and civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices. The Company expenses such amounts as incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market ("NASDAQ"), under the symbol, MXIM. At July 31, 2010, there were 997 stockholders of record of our common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2010 and 2009:

	High	Low
Fiscal Year 2010
First Quarter	$19.31	$15.17
Second Quarter	$20.87	$16.67
Third Quarter	$20.59	$17.41
Fourth Quarter	$21.27	$16.66

	High	Low
Fiscal Year 2009
First Quarter	$22.20	$17.54
Second Quarter	$18.10	$10.75
Third Quarter	$14.11	$10.98
Fourth Quarter	$16.74	$13.21

The following table sets forth the dividends paid per share for fiscal years 2010 and 2009:

	Fiscal Years
	2010	2009

First Quarter	$0.200	$0.200
Second Quarter	$0.200	$0.200
Third Quarter	$0.200	$0.200
Fourth Quarter	$0.200	$0.200

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 26, 2010

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Mar. 28, 2010 - Apr. 24,2010	990	$19.84	990	$382,424
Apr. 25, 2010 - May 22, 2010	1,020	$19.16	1,020	$362,876
May 23,2010 - Jun. 26, 2010	2,160	$17.64	2,160	$324,776
Total	4,170	$18.53	4,170	$324,776

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

During fiscal year 2010, the Company repurchased approximately 10.3 million shares of its common stock for $190.1 million. As of the end of fiscal year 2010, the Company was authorized to repurchase up to $324.8 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

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

$100 invested on 6/25/05 in stock or 6/27/05 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

Cumulative total returns are as follows:

	Base Year	Fiscal Year Ended
	June 25, 2005	June 24, 2006	June 30, 2007	June 28, 2008	June 27, 2009	June 26, 2010
Maxim Integrated Products, Inc.	100.00	83.84	88.85	57.68	46.81	52.83
NASDAQ Composite	100.00	103.32	126.78	112.78	89.53	108.29
Philadelphia Semiconductor index	100.00	104.31	117.37	86.44	61.60	82.46

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The data set forth below as of June 26, 2010 and June 27, 2009 and for each of the three years in the period ended June 26, 2010 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in this Annual Report on Form 10-K. The following selected financial data as of June 28, 2008, June 30, 2007, and June 24, 2006 and for each of the two years in the period ended June 24, 2006 is derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008	June 30, 2007	June 24, 2006
	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$1,997,603	$1,646,015	$2,052,783	$2,009,124	$1,856,945
Cost of goods sold	804,537	797,138	804,083	782,494	638,547

Gross margin	$1,193,066	$848,877	$1,248,700	$1,226,630	$1,218,398
Gross margin %	59.7%	51.6%	60.8%	61.1%	65.6%

Operating income	$292,050	$17,378	$426,053	$352,413	$525,499
% of net revenues	14.6%	1.1%	20.8%	17.5%	28.3%

Income before cumulative effect of a change in an accounting principle	$125,139	$10,455	$317,725	$286,227	$386,058
Cumulative effect of a change in accounting principle net of tax	—	—	—	—	1,643

Net income	$125,139	$10,455	$317,725	$286,227	$387,701

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.41	$0.03	$0.99	$0.89	$1.20
Cumulative effect of a change in accounting principle	—	—	—	—	0.01

Basic net income per share	$0.41	$0.03	$0.99	$0.89	$1.21

Diluted:
Before cumulative effect of a change in accounting principle	$0.40	$0.03	$0.98	$0.87	$1.14
Cumulative effect of a change in accounting principle	—	—	—	—	—

Diluted net income per share	$0.40	$0.03	$0.98	$0.87	$1.14

Shares used in the calculation of
earnings per share:
Basic	304,579	310,805	320,553	320,434	323,460

Diluted	310,016	311,479	325,846	329,883	338,627

Dividends paid per share	$0.800	$0.800	$0.750	$0.624	$0.475

	As of
	June 26, 2010	June 27, 2009	June 28, 2008	June 30, 2007	June 24, 2006
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$826,512	$709,348	$1,013,119	$577,068	$422,333
Short-term investments	$—	$204,055	$205,079	$722,286	$920,317
Total cash, cash equivalents and short-term investments	$826,512	$913,403	$1,218,198	$1,299,354	$1,342,650
Working capital	$1,174,096	$1,316,175	$1,627,406	$1,615,669	$1,557,755
Total assets	$3,482,325	$3,081,775	$3,708,390	$3,606,784	$3,286,537
Long-term debt	$300,000	$—	$—	$—	$—
Stockholders' equity	$2,352,958	$2,594,465	$3,147,811	$3,131,934	$2,775,489

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

Revenue Recognition

The Company recognizes revenue for sales to direct customers and sales to distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, collectability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. We estimate returns for sales to direct customers and international distributors based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered within this estimate.

Sales to certain distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain U.S. distributors to return a small portion of our products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, we defer recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end-customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes title of such inventory from its consigned location at which point inventory is relieved, title transfers, and we have a legally enforceable right to collection under the terms of our agreement with the related customers.

The Company estimates potential future returns and sales allowances related to current period product revenue.  Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances.  Estimates made by us may differ from actual returns and sales allowances.  These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 26, 2010 and June 27, 2009, the Company had $15.0 million and $10.3 million accrued for returns and allowances, respectively. During fiscal years 2010 and 2009, the Company recorded $67.5 million and $45.2 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $62.8 million and $46.9 million actual returns and allowances given during fiscal years 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. Our standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs when necessary. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on 12 months forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted. Historically, such differences have not been material. During fiscal years 2010, 2009 and 2008, we had inventory write-downs of $3.7 million, $38.6 million and $38.1 million, respectively.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with ASC No. 360, Accounting for the Property, Plant, and Equipment ("ASC No. 360"). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. We recorded impairment charges of $8.3 million, $51.1 million and zero during fiscal years 2010, 2009 and 2008, respectively.

Intangible Assets and Goodwill

We account for intangible assets in accordance with ASC No. 360, which requires impairment losses to be recorded on intangible assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC No. 350, Intangibles-Goodwill and Other ("ASC 350"), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the first quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. No impairment charges were recorded associated with our goodwill and intangible assets during fiscal years 2010, 2009, and 2008, respectively.

Stock-Based Compensation

Effective June 26, 2005, we adopted the fair value recognition provision of ASC 718, Compensation in Stock Compensation, ("ASC 718"). ASC 718 requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options and other awards made to our employees and directors in exchange for services, in the income statement. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. We use the Black-Scholes valuation model to measure the fair value of our stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. ASC 718 also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on our operating results. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

Accounting for Income Taxes

We must make certain estimates and judgments in the calculation of income tax expense and in the determination of whether deferred tax assets are more likely than not to be realized. The calculation of our income tax expense and income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations.

ASC 740-10 prescribes a recognition threshold and measurement framework for financial statement reporting and disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more-likely-than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. Although we believe that the Company's computation of tax benefits to be recognized and realized are reasonable, no assurance can be given that the final outcome will not be different from what was reflected in our income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made. See Note 15 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K for further information related to ASC 740-10.

We evaluate our deferred tax asset balance and record a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income, or additional paid in capital, as appropriate, in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. Realization of our deferred tax asset is dependent primarily upon future U.S. taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to the net deferred tax asset and an accompanying reduction or increase in net income in the period in which such determinations are made.

Litigation and Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against us. We periodically assess each matter in order to determine if a contingent liability in accordance with ASC No. 450, Accounting for Contingencies ("ASC 450"), should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. We expense legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained combined with management's judgment regarding all the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with ASC 450. In determining the amount of a contingent loss, we take into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

Pursuant to the Company's charter documents and indemnification agreements, we have certain indemnification obligations to our officers, directors, and certain former officers and directors and director of internal audit. More specifically, we have separate written indemnification agreements with our current and former Executive Officers and directors as well as with our director of internal audit. Pursuant to such obligations, we have incurred substantial expenses related to legal fees for certain former officers of the Company who are or were subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices. We have also incurred substantial expenses related to legal fees and expenses to certain current and former officers and directors who are defendants in the civil actions described above. We expense legal fees as incurred. During fiscal year 2010, the Company incurred a $173.0 million charge in connection with an agreement to settle the class action complaint discussed in Item 3 and on July 23, 2010, this amount was paid into an escrow fund in accordance with the terms of the settlement. Please refer to Item 3, Legal Proceedings and Footnote 13, Commitments and Contingencies for more information on the litigation and associated settlement.

Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	June 26, 2010	June 27, 2009	June 28, 2008

Net revenues	100%	100%	100%
Cost of goods sold	40.3%	48.4%	39.2%
Gross margin	59.7%	51.6%	60.8%
Operating expenses:
Research and development	23.8%	31.6%	28.2%
Selling, general and administrative	12.1%	12.1%	8.0%
Intangible asset amortization	0.5%	0.4%	0.1%
In process research & development	—%	0.2%	—%
Impairment of long-lived assets	0.4%	3.1%	—%
Severance and restructuring expenses	—%	1.7%	0.7%
Other operating expenses, net	8.3%	1.4%	3.1%
Total operating expenses	45.1%	50.6%	40.1%
Operating income	14.6%	1.1%	20.7%
Interest income and other, net	0.4%	1.0%	2.8%
Income before provision for income taxes	15%	2.1%	23.5%
Provision for income taxes	8.8%	1.5%	8.0%
Net income	6.2%	0.6%	15.5%

The following table shows stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008

Cost of goods sold	0.8%	3.5%	2.2%
Research and development	2.7%	6.1%	5.4%
Selling, general and administrative	1.2%	2.3%	1.6%
	4.7%	11.9%	9.2%

Net Revenues

We reported net revenues of $1,997.6 million, $1,646.0 million and $2,052.8 million in fiscal years 2010, 2009 and 2008, respectively. Our net revenues in fiscal years 2010 increased by 21% compared to our net revenues in fiscal year 2009. This increase occurred in all four of our end markets due to an increase in units shipped, attributable to the overall recovery in the global economic environment. Revenue from communications products were up 15%, computing products were up 9%, consumer products were up 35% and industrial products were up 22%.

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

Approximately 85%, 82% and 81% of the Company's net revenues in fiscal years 2010, 2009 and 2008, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim, Europe, and Japan. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company's results of operations for fiscal years 2010, 2009 and 2008 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 59.7% in fiscal year 2010 compared to 51.6% in fiscal year 2009. The gross margin percentage increased in fiscal year 2010 from fiscal year 2009 primarily due to improved overall factory utilization, a decrease of $52.9 million or 3.2% of revenues in accelerated depreciation expense attributable to the closure of our Dallas wafer fabrication facility at the end of fiscal year 2009, decreased inventory write-downs of $34.9 million or 2.2% of revenues primarily due to improved inventory turnover and better management of our inventory levels, and decreased stock-based compensation expenses of $41.9 million or 2.7% of revenues, as described below under Stock-based Compensation. These gross margin improvements were partially offset by an increase in sales of lower margin products.

Our gross margin as a percentage of net revenue was 51.6% in fiscal year 2009 compared to 60.8% in fiscal year 2008. The gross margin percentage decreased in fiscal year 2009 from fiscal year 2008 primarily due to lower overall factory utilization resulting in increased unit costs for our products, an increase in accelerated depreciation expense related to the closure of our Dallas, Texas wafer fabrication facility of $35.7 million or 2.2% of revenues, and underutilization charges below normal capacity of $18.0 million or 1.0%. Increased stock based compensation expenses of $11.1 million primarily due to our tender offer to purchase outstanding options also contributed to the decline in gross margin percentage.

Research and Development

Research and development expenses were $474.7 million and $520.2 million for fiscal years 2010 and 2009, respectively, which represented 23.8% and 31.6% of net revenues, respectively. The decrease in research and development expenses was primarily attributable to a reduction in stock-based compensation expenses of $46.8 million, as described below under Stock-based Compensation. Other contributing factors include a $19.3 million decrease in salaries, bonuses and benefits attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions, which was offset by an increase of $17.2 million in salaries, bonuses and benefits, primarily due to higher bonus levels in connection with increased profitability for fiscal year 2010.

Research and development expenses were $520.2 million and $579.3 million for fiscal years 2009 and 2008, respectively, which represented 31.6% and 28.2% of net revenues, respectively. The decrease in research and development expenses was primarily due to decreased salaries, bonuses and benefits of approximately $49.7 million partially attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions. The total impact of the transition was approximately $20.9 million during fiscal year 2009. In addition our reduced profitability and reduced headcount also contributed to lower research and development expenses during fiscal year 2009. Stock-based compensation also decreased by $9.1 million in fiscal year 2009 as compared to fiscal year 2008 primarily due to a reduction in our stock price during the year and reduced granting activity from our decision not to issue annual grants to our employees during our stock option investigation. In addition expenses associated with travel and entertainment declined by approximately $3.5 million due to increased cost control in response to the economic downturn during fiscal year 2009. These decreases were partially offset by an increase in depreciation expense of $7.6 million in fiscal year 2009 as compared to fiscal year 2008 as a result of increased capital investment to continue developing new technology associated with our end-of-line test operations.

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

Selling, General and Administrative

Selling, general and administrative expenses were $242.1 million and $199.2 million in fiscal years 2010 and 2009, respectively, which represented 12.1% and 12.1% of net revenues, respectively. The increase in selling, general, and administrative expenses for fiscal year 2010 as compared to fiscal year 2009 was largely attributable to an increase in salaries, bonuses, and benefits of $33.7 million, of which $14.4 million related to higher bonus levels in connection with increased profitability for fiscal year 2010, and an increase of $19.3 million was attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions. These increases were partially offset by decreased stock-based compensation expenses of $13.9 million, as described below under Stock-based Compensation.

Selling, general and administrative expenses were $199.2 million and $164.1 million in fiscal years 2009 and 2008, respectively, which represented 12.1% and 8.0% of net revenues, respectively. The increase in selling, general, and administrative expenses for fiscal year 2009 as compared to fiscal year 2008 was primarily due to an increase of $20.9 million in salaries and benefits resulting primarily from the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions. These increases were offset by a one-time reduction in reserves for European value added taxes no longer required of $6.3 million.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues, our success in recruiting sales and administrative personnel needed to support our operations.

Impairment of Long-lived Assets

Impairment of long lived assets was $8.3 million in fiscal year 2010 and $51.1 million in the fiscal year 2009. The decrease in impairments during fiscal year 2010 was mainly due to write downs of the San Jose fabrication facility equipment and charges associated with excess testers and handlers in 2009. In fiscal year 2010, there was a charge of $5.0 million associated with end of line sorting and testing equipment due to changes in manufacturing technology. Additionally, $3.3 million was recorded in 2010 in relation to our Oregon wafer fabrication facility as a result of reduced wafer output requirements.

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

Severance and Restructuring Expenses

Severance and restructuring expenses were $(0.7) million and $28.1 million in fiscal years 2010 and 2009, respectively. The decrease in severance and restructuring expenses is largely due to the completion of the fiscal year 2009 restructuring program announced in the third quarter of fiscal year 2009 as a result of the global economic downturn and the resulting reduction in severance and medical benefit costs.

Severance and restructuring expenses were $28.1 million and $13.7 million in fiscal years 2009 and 2008, respectively. The increase in severance and restructuring expenses is partially due to the restructuring program announced in the third quarter of fiscal year 2009 as a result of the global economic downturn totaling $11.3 million consisting principally of severance and medical benefit costs.

Intangible Asset Amortization Expenses

Intangible asset amortization expenses were $10.5 million and $6.0 million in fiscal years 2010 and 2009, respectively. The increase in intangible asset amortization expenses is primarily attributable to the acquisition of Teridian in the fourth quarter of fiscal year 2010 and a full year of amortization of intangible assets associated with the fiscal year 2009 Zilog and Innova Card acquisitions.

Intangible asset amortization expenses were $6.0 million and $2.9 million in fiscal years 2009 and 2008, respectively. The increase in intangible asset amortization expenses is primarily attributable to the acquisitions of Innova Card and Mobilygen during the second and third quarters of fiscal year 2009 and a full year of amortization of intangible assets associated with the fiscal year 2008 acquisition of Vitesse.

Other Operating Expenses, Net

Other operating expenses, net include legal and accounting fees directly attributable to the restatement of our previously filed financial statements completed in fiscal year 2009, cost reductions due to the reversal of accruals established in prior years for payroll taxes, and interest and penalties related to the misdating of option grants and exercises.

Other operating expenses, net were $166.2 million and $23.0 million in fiscal years 2010 and 2009, respectively, which represented 8.3% and 1.4% of net revenues, respectively. The increase in other operating expenses, net is attributable to a $173.0 million charge in connection with an agreement to settle the class action complaint. This was partially offset by $16.4 million in income attributable to gains directly related to proceeds received as a result of the settlement of the derivative litigation during fiscal year 2010. See Note 13: Commitments and Contingencies.

Other operating expenses, net were $23.0 million and $62.7 million in fiscal years 2009 and 2008, respectively which represented 1.4% and 3.1% of net revenues, respectively. The reduction in other operating expenses, net is attributable to a $33.3 million reduction in legal expenses related to the stock option investigation and an $11.7 million reduction in accounting fees related to the restatement of our operating results from the investigation. These declines are attributable to the conclusion of the restatement occurring at the end of the first quarter of 2009.

Interest Income and Other, Net

Interest income and other, net decreased to $8.0 million in fiscal year 2010 from $17.2 million in fiscal year 2009, which represented 0.4% and 1.0% of net revenues, respectively. The decrease is partially attributable to a reduction in interest income of $13.3 million resulting from lower average interest rates and reduced average cash and short term investment balances which was offset by increased foreign exchange gains.

Interest income and other, net decreased to $17.2 million in fiscal year 2009 from $56.7 million in fiscal year 2008, which represented 1.0% and 2.8% of net revenues, respectively. The decrease is partially attributable to a reduction in interest income of $29.7 million resulting from lower average interest rates and reduced average cash and short term investment balances. In addition we had a $9.6 million gain on the sale of land in San Antonio, Texas in fiscal year 2008 which did not recur in fiscal year 2009.

Provision for Income Taxes

Our annual income tax expense was $174.9 million, $24.2 million, and $165.1 million, in fiscal years 2010, 2009, and 2008, respectively. The effective tax rate was 58.3%, 69.8% and 34.2% for fiscal years 2010, 2009, and 2008, respectively. The Company's normal statutory tax rate is 35%. The fiscal year 2010 and 2009 effective tax rates were higher than the statutory tax rate primarily due to losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and development efforts as well as licensing rights to preexisting intangibles. The tax rate increase generated by the fiscal year 2009 foreign losses were partially offset by tax benefits from the retroactive extension of the Federal research tax credit by legislation enacted in the fiscal year 2009; certain executive compensation benefits in the fiscal year 2009; and prior year state tax provision to return adjustments recorded in the fiscal year 2009.

The fiscal year 2008 effective tax rate was lower than the statutory tax rate primarily due to research tax credits and the domestic production deduction.

We expect that our effective tax rate in the fiscal year 2011 and subsequent years will begin to decline as our new global structure becomes fully operational. However, the effective tax rate could be adversely impacted should the expected tax benefits from the new global structure occur later than expected or be lower than expected, which could have a material adverse impact on our results of operations.

Stock-based Compensation

The following tables show stock-based compensation expense by type of award, resulting tax effect, and related impact on earnings per share included in the Consolidated Statements of Income for fiscal years 2010, 2009, and 2008:

	For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008
	(in thousands)
Cost of goods sold
Stock options	$3,330	$33,380	$28,550
Restricted stock units	10,825	23,350	17,440
Employee stock purchase plan	1,065	370	—
Total	15,220	57,100	45,990

Research and development expense
Stock options	15,085	38,237	69,159
Restricted stock units	33,834	61,151	40,752
Employee stock purchase plan	5,146	1,442	—
Total	54,065	100,830	109,911

Selling, general and administrative expense
Stock options	8,130	21,390	22,141
Restricted stock units	15,056	16,665	11,678
Employee stock purchase plan	1,054	123	—
Total	24,240	38,178	33,819

Total stock-based compensation expense
Stock options	26,545	93,007	119,850
Restricted stock units	59,715	101,166	69,870
Employee stock purchase plan	7,265	1,935	—
Pre-tax stock-based compensation expense	93,525	196,108	189,720
Less: Income tax effect	25,041	67,430	66,272
Net stock-based compensation expense	$68,484	$128,678	$123,448

Pre-tax stock based compensation decreased to $93.5 million in fiscal year 2010 from $196.1 million in fiscal year 2009, which represented 4.7% and 11.9% of net revenues, respectively. The decrease in pre-tax stock based compensation was partially due to the recognition of $75.9 million in stock-based compensation expenses associated with the Company's tender offer and the recognition of $18.6 million associated with the Company's offer to cash settle stock options expiring in October 2008 offset by a reversal of $52.2 million in expenses related to the true-up for previously forfeited options during the second quarter 2009 which did not recur in 2010. In addition expenses associated with restricted stock units and stock options declined due to the completion of vesting associated with higher priced grants offset by expense related to newer grants.
Pre-tax stock based compensation increased to $196.1 million in fiscal year 2009 from $189.7 million in fiscal year 2008, which represented 11.9% and 9.2% of net revenues, respectively. The increase in pre-tax stock based compensation was partially due to the recognition of $75.9 million in stock-based compensation expenses consisting of $8.7 million in additional expense from settlements above fair value and $67.2 million associated with the unamortized compensation expenses on the previously unvested tendered options offset by a reversal of $52.2 million in expenses related to the true-up for previously forfeited options during the second quarter 2009. Expense from options continues to decline due to reduced grants of options to employees subsequent to June 2005. Expense from restricted stock units has increased primarily due to our annual grant made during the second quarter of fiscal year 2009 combined with reduced expense recognized during fiscal year 2008 as a result of the liability accounting for restricted stock units vesting during the Blackout Period and a decline in our stock price.

Recently Issued Accounting Pronouncements

In April, 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU will be effective on a prospective basis for milestones achieved beginning in our second quarter of fiscal 2011. We do not expect the adoption of this ASU to have a significant effect to our consolidated financial statements.

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

Backlog

At June 26, 2010 and June 27, 2009, our current quarter backlog was approximately $614 million and $278 million, respectively. We include in our backlog orders with customer request dates within the next 3 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog at any time should not be used as a measure of future revenues. All backlog amounts have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments. Please refer to the Risk Factor titled “Incorrect forecasts, reductions, cancellations or delays in orders for our products could adversely affect our results or operations” for the risks associated with backlog.

Financial Condition, Liquidity and Capital Resources

Our primary sources of funds for fiscal years 2010, 2009, and 2008 have been net cash generated from operating activities of approximately $491.0 million, $445.8 million and $519.4 million, respectively. The 2010 increase from 2009 in cash generated from operating activities of $45.2 million was primarily attributable to an increase in net income and decreased non-cash charges of $167.5 million, offset by an increase in working capital of $97.9 million. This increase in working capital is primarily due to the accounts receivable increase of $131.5 million or 63% at the end of fiscal year 2010 compared to fiscal year 2009, which was primarily due to the 21% increase in revenues during the fiscal year 2010 compared to fiscal year 2009. Additionally, inventories at the end of fiscal year 2010 declined by $11.8 million or 5% compared to fiscal year 2009 due to improved inventory turnover and better management of our inventory levels. Current liabilities at the end of fiscal year 2010 increased by $263.7 million primarily due to the litigation settlement and an increase in income taxes payable, and to a lesser extent an increase in anticipated bonuses.

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

Cash used in investing activities was $241.6 million in fiscal year 2010 while cash used by investing activities was $191.7 million in fiscal year 2009. The increase in cash used in investing activities is primarily attributable to acquisition of Teridian for $312.8 million, net of cash, in the fourth quarter of fiscal year 2010, which was partially offset by proceeds from the maturities of available-for-sale securities of $200.2 million.

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

Cash used in financing activities was $132.1 million in fiscal year 2010 and $557.8 million in fiscal year 2009. The decrease in cash used from financing activities was primarily due to the issuance of debt of $300.0 million in the fourth quarter of fiscal year 2010, issuance of ESPP of $24.8 million, a decrease in repurchases of common stock of $44.2 and a decrease in cash used pursuant to the RSU loan program of $35.6 million.

As of June 26, 2010, our available funds consisted of $826.5 million in cash and cash equivalents. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, the litigation settlement, common stock repurchases, and dividend payments for the next twelve months.

Contractual Obligations

The following table summarizes the Company's significant contractual obligations at June 26, 2010, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods. This table excludes amounts already recorded on our Consolidated Balance Sheet as current liabilities at June 26, 2010:

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Operating lease obligations (1)	$36,054	$9,142	$15,135	$6,904	$4,873
Royalty obligations (2)	30,000	10,000	20,000	—	—
Long-term debt obligations (3)	300,000	—	300,000	—	—
Interest payments associated with long-term debt obligations (4)	31,050	10,350	20,700	—	—
Capital equipment and inventory related purchase obligations (5)	33,452	16,284	4,112	3,752	9,304
Total	$430,556	$45,776	$359,947	$10,656	$14,177

(1)	The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2016.
(2)	Royalty obligations represent payments for licensed patents.
(3)	Long-term debt represents amount due for the Company's 3.45% senior unsecured notes due 2013.
(4)	Interest payments associated with the Company's 3.45% senior unsecured notes due 2013.
(5)
Capital equipment purchase obligations represent commitments for purchase of property, plant and equipment. The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included in the table. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

As of June 26, 2010, our gross unrecognized income tax benefits were $151.5 million, which excludes $20.4 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 26, 2010, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash and cash equivalents and the 3.45% fixed rate senior unsecured notes issued in June 2010 (See Note 19: Long-Term Debt). The Company does not use derivative financial instruments to hedge the risk of interest rate volatility. At June 26, 2010, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Debt Risk

In June 2010, the Company issued $300 million in senior, unsecured debt due in 2013 with an effective interest rate of 3.49% (See Note 19: Long-Term Debt). The debt indenture includes covenants that limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to secure debt funding in the future, if needed.  In circumstances involving a change of control of the Company followed by a downgrade of the rating of the Company's notes, the Company would be required to make an offer to repurchase these notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The Company's ability to repurchase the notes in such events may be limited by the Company's then-available financial resources or by the terms of other agreements to which the Company is a party. Although the Company currently has the funds necessary to retire this debt, funds might not be available to repay the notes when they come due in the future.

If the Company fails to pay interest when due, or to repay the notes when due or materially breaches other loan covenants, it would constitute an event of default under the indenture governing the notes which, in turn, may also constitute an event of default under other obligations of the Company. Any event of default under the indenture or other obligations of the Company and any additional obligations and restrictions imposed as a result thereof could negatively impact our financial results.

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the British Pound and the Euro. Maxim incurs expenditures denominated in non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies. Maxim has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange movements. Maxim does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter-party to any of the Company's hedging arrangement experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

For derivatives instruments that are designated and quality as cash flow hedges under ASC No. 815, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

For derivative instruments that are not designated as hedging instruments under ASC No. 815, gains and losses are recognized in interest income and other, net. All derivatives are foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets or liabilities being hedged.

Foreign exchange contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the year ended June 26, 2010 and June 27, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 26, 2010. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 26, 2010.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 26, 2010. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management has concluded that, as of June 26, 2010, our internal control over financial reporting was effective, in all material respects, based on these criteria. Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company's internal control over financial reporting, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 26, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.:

We have audited the internal control over financial reporting of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 26, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 26, 2010 of the Company and our report dated August 18, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

August 18, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this item is incorporated by reference from the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings "Proposal 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and their ages as of June 26, 2010.

Name	Age	Position
Tunc Doluca	52	President and Chief Executive Officer
Bruce E. Kiddoo	49	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Vivek Jain	50	Senior Vice President, Manufacturing
Edwin Medlin	53	Vice President, Senior Counsel
Matthew J. Murphy	37	Vice President, Worldwide Sales
Christopher J. Neil	44	Division Vice President, Conversion, Computer and Secure Products Division
Pirooz Parvarandeh	50	Group President, High Performance Analog Division
Charles G. Rigg	66	Senior Vice President
Vijay Ullal	51	Group President, Handheld Consumer Division
Steven Yamasaki	55	Vice President, Human Resources

Mr. Doluca has served as a director of Maxim as well as the President and Chief Executive Officer since January 2007. He joined Maxim in October 1984 and served as Vice President from 1994 to 2004. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1994, he served in a number of integrated circuit development positions.

Mr. Kiddoo joined Maxim in September 2007 as Vice President of Finance. On October 1, 2008, immediately following the completion of Maxim's restatement of previously filed financial statements, Mr. Kiddoo was appointed Chief Financial Officer and Principal Accounting Officer of Maxim and was appointed Senior Vice President in September 2009. Prior to joining Maxim, Mr. Kiddoo held various positions at Broadcom Corporation, a global semiconductor company, beginning in December 1999. Mr. Kiddoo served as Broadcom's Corporate Controller and Principal Accounting Officer from July 2002 and served as Vice President from January 2003. He also served as Broadcom's Acting Chief Financial Officer from September 2006 to March 2007.

Mr. Jain joined Maxim in April 2007 as Vice President responsible for our wafer fabrication operations. In June 2009 Mr. Jain was promoted to Senior Vice President with expanded responsibility for managing test and assembly operations in addition to wafer fabrication operations. Prior to joining Maxim, Mr. Jain was Plant Manager for several years at Intel Corporation's Technology Development and Manufacturing facility in Santa Clara, California responsible for 65nm flash manufacturing/transfer and development of 45nm flash technology. Mr. Jain has published over 30 papers and holds over 10 patents in the field of semiconductor technology.

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

Mr. Yamasaki joined Maxim in April 2010 as Vice President of Human Resources.  Prior to joining Maxim, he was Corporate Vice President of Human Resources of Applied Materials from 2008 to 2010, and was Executive Vice President of Human Resources of YRC Worldwide from 2004 to 2008.  Before joining YRC Worldwide, Mr. Yamasaki was Vice President of Human Resources at ConAgra Foods Inc. and Honeywell International.

Effective August 3, 2010, Mr. David Caron, age 50, was appointed Vice President and Principal Accounting Officer. Mr. Caron has served as Maxim's Corporate Controller since July 2003 and, prior to that, served as Maxim's Director of Accounting from December 1998 to July 2003.  Mr. Caron is a Certified Public Accountant in the state of California and holds a Bachelor of Science in Accounting from San Jose State University.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to all directors and employees, including but not limited to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or group, and (v) accountability for adherence to the Code of Ethics. A copy of Code of Ethics is available on our website at http://www.maxim-ic.com/company/policy. A hard copy of the Code of Ethics will be sent free of charge upon request.

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Performance Graph."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of Compensation Committee" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. "

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders under the heading "Corporate Governance" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings "Report of the Audit Committee" and "Principal Accountant Fees and Services."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements.	40
	Consolidated Balance Sheets at June 26, 2010 and June 27, 2009	40
	Consolidated Statements of Income for each of the three years in the period ended June 26, 2010	41
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 26, 2010	42
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 26, 2010	43
	Notes to Consolidated Financial Statements	44
	Report of Independent Registered Public Accounting Firm	84
(2)	Financial Statement Schedule.
	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.
	Schedule II - Valuation and Qualifying Accounts	85
	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 26, 2010	June 27, 2009

ASSETS
Current assets:
Cash and cash equivalents	$826,512	$709,348
Short-term investments	—	204,055

Total cash, cash equivalents and short-term investments	826,512	913,403
Accounts receivable, net of allowances of $17,438 in 2010 and $13,163 in 2009	339,322	207,807
Inventories	206,040	217,847
Deferred tax assets	217,017	211,879
Income tax refund receivable	83,813	13,072
Other current assets	33,909	20,943

Total current assets	1,706,613	1,584,951
Property, plant and equipment, net	1,324,436	1,366,052
Intangible assets, net	194,728	76,295
Goodwill	226,223	26,710
Other assets	30,325	27,767

TOTAL ASSETS	$3,482,325	$3,081,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107,797	$70,087
Income taxes payable	13,053	2,140
Accrued salary and related expenses	175,858	141,334
Accrued expenses	37,030	38,455
Deferred income on shipments to distributors	25,779	16,760
Accrual for litigation settlement	173,000	—

Total current liabilities	532,517	268,776
Other liabilities	27,926	26,398
Income taxes payable	132,400	124,863
Deferred tax liabilities	136,524	67,273
Long term debt	300,000	—

Total liabilities	1,129,367	487,310

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 300,848 in 2010 and 306,019 in 2009	301	306
Additional paid-in capital	—	21,205
Retained earnings	2,364,598	2,580,610
Accumulated other comprehensive loss	(11,941)	(7,656)

Total stockholders' equity	2,352,958	2,594,465

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,482,325	$3,081,775

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended
	June 26, 2010	June 27, 2009	June 28, 2008

Net revenues	$1,997,603	$1,646,015	$2,052,783
Cost of goods sold (1)	804,537	797,138	804,083
Gross margin	1,193,066	848,877	1,248,700
Operating expenses:
Research and development (1)	474,652	520,228	579,269
Selling, general and administrative (1)	242,144	199,151	164,086
Intangible asset amortization	10,477	6,019	2,882
In process research & development	—	3,900	—
Impairment of long-lived assets	8,291	51,112	—
Severance and restructuring expenses	(699)	28,124	13,676
Other operating expenses, net	166,151	22,965	62,734
Total operating expenses	901,016	831,499	822,647
Operating income	292,050	17,378	426,053
Interest income and other, net	8,013	17,241	56,727
Income before provision for income taxes	300,063	34,619	482,780
Provision for income taxes	174,924	24,164	165,055
Net income	$125,139	$10,455	$317,725

Earnings per share:
Basic net income per share	$0.41	$0.03	$0.99

Diluted net income per share	$0.40	$0.03	$0.98

Shares used in the calculation of earnings per share:
Basic	304,579	310,805	320,553

Diluted	310,016	311,479	325,846

Dividends paid per share	$0.80	$0.80	$0.75

(1) Includes stock-based compensation charges as follows:
Cost of goods sold	$15,220	$57,100	$45,990
Research and development	54,065	100,830	109,911
Selling, general and administrative	24,240	38,178	33,819
	$93,525	$196,108	$189,720

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Accumulated other	Total
(In thousands)	Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity

Balance, July 1, 2007	320,553	$321	$292,603	$2,847,281	$(8,271)	$3,131,934
Cumulative effect adjustment on adoption of EITF 06-10				(14,089)		(14,089)
Cumulative effect adjustment on adoption of FIN 48			(19,150)	(9,363)		(28,513)
Components of comprehensive income:
Net income				317,725		317,725
Unrealized loss on forward-exchange contracts, net of tax					(77)	(77)
Tax effect of the unrealized exchange gain on long-term intercompany receivable					1,999	1,999
Unrealized gain on available-for-sale investments, net of tax					1,222	1,222
Total comprehensive income						320,869
Stock based compensation			111,450			111,450
Tax shortfall on settlement of equity instruments			(4,762)			(4,762)
Modification of equity instruments to liability			(128,663)			(128,663)
Dividends paid				(240,415)		(240,415)
Balance, June 28, 2008	320,553	321	251,478	2,901,139	(5,127)	3,147,811
Components of comprehensive income:
Net income				10,455		10,455
Unrealized actuarial loss on post-retirement benefits, net of tax					(3,762)	(3,762)
Tax effect of the unrealized exchange gain on long-term intercompany receivable					552	552
Unrealized gain on available-for-sale investments, net of tax					681	681
Total comprehensive income						7,926
Repurchase of common stock	(18,132)	(18)	(174,172)	(60,942)		(235,132)
Common stock issued under stock plans, net of shares withheld for employee taxes	3,598	3	(20,590)			(20,587)
Stock based compensation			162,010			162,010
Tax shortfall on settlement of equity instruments			(195,294)	(21,541)		(216,835)
Modification of equity instruments to liability			(18,658)			(18,658)
Modification of liability instruments to equity			16,431			16,431
Dividends paid				(248,501)		(248,501)
Balance, June 27, 2009	306,019	306	21,205	2,580,610	(7,656)	2,594,465
Components of comprehensive income:
Net income				125,139		125,139
Unrealized actuarial loss on post-retirement benefits, net of tax					(896)	(896)
Tax effect of the unrealized exchange loss on long-term intercompany receivable					(1,893)	(1,893)
Unrealized loss on available-for-sale investments, net of tax					(1,346)	(1,346)
Unrealized loss on forward-exchange contracts, net of tax					(150)	(150)
Total comprehensive income						120,854
Repurchase of common stock	(10,303)	(10)	(93,499)	(97,396)		(190,905)
Common stock issued under stock plans, net of shares withheld for employee taxes	3,295	3	(29,475)			(29,472)
Stock based compensation			90,440			90,440
Tax shortfall on settlement of equity instruments			(15,748)			(15,748)
Derivative settlement, net of tax			3,512			3,512
Modification of equity instruments to liability			(1,205)			(1,205)
Common stock issued under Employee Stock Purchase Plan	1,837	2	24,770			24,772
Dividends paid				(243,755)		(243,755)
Balance, June 26, 2010	300,848	$301	$—	$2,364,598	$(11,941)	$2,352,958

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	June 26, 2010	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$125,139	$10,455	$317,725
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	93,525	196,108	189,720
Depreciation and amortization	167,523	205,423	161,907
Deferred taxes	29,090	202,352	(14,648)
In process research & development	—	3,900	—
Loss (gain) from sale of property, plant and equipment	272	2,695	(9,578)
Loss (gain) from sale of equity investments	148	(529)	—
Benefit related to stock-based compensation	(15,748)	(216,835)	(4,762)
Excess tax benefit related to stock-based compensation	(7,005)	(670)	(558)
Impairment of long lived assets	8,291	51,112	—
Changes in assets and liabilities:
Accounts receivable	(124,258)	65,288	(27,031)
Inventories	22,681	49,124	(9,287)
Other current assets	(79,319)	3,226	(13,660)
Accounts payable	41,191	(5,988)	(13,383)
Income taxes payable	17,384	15,545	(4,507)
Deferred income on shipments to distributors	9,020	(4,687)	(2,194)
Accrued liabilities- tender offer payments above settlement date fair value	—	(8,665)	—
Accrued liabilities - goodwill payments above settlement date fair value	(1,328)	(32,016)	(38,376)
Accrued liabilities - litigation settlement	173,000	—	—
All other accrued liabilities	31,347	(90,043)	(11,944)
Net cash provided by operating activities	490,953	445,795	519,424

Cash flows from investing activities:
Purchases of property, plant and equipment	(123,901)	(135,429)	(215,870)
Proceeds from sale of property, plant, and equipment	2,802	947	16,369
Acquisitions	(316,784)	(61,010)	(64,123)
Other non-current assets	(3,998)	873	9,131
Purchases of available-for-sale securities	—	(5,524)	(316,182)
Proceeds from sales/maturities of available-for-sale securities	200,233	8,426	835,764
Net cash (used in) provided by investing activities	(241,648)	(191,717)	265,089

Cash flows from financing activities
Excess tax benefit from stock-based compensation plans	7,005	670	558
Mortgage liability assumption	(40)	(40)	(40)
Settlement date fair value of goodwill payments	—	(7,733)	(78,940)
Repurchase of options	(784)	(5,211)	—
Cash settlement of vested restricted stock units	—	(1,910)	(4,339)
Payouts under the RSU loan program	—	(35,578)	(25,286)
Proceeds from derivative litigation settlement	2,460	—	—
Repayment of notes payable	—	(3,827)	—
Long-term debt, net of issuance costs	298,578	—	—
Issuance of common stock	(29,472)	(20,587)	—
Repurchase of common stock	(190,905)	(235,132)	—
Issuance of ESPP	24,772	—	—
Dividends paid	(243,755)	(248,501)	(240,415)
Net cash used in financing activities	(132,141)	(557,849)	(348,462)

Net increase (decrease) in cash and cash equivalents	117,164	(303,771)	436,051
Cash and cash equivalents:
Beginning of year	709,348	1,013,119	577,068
End of year	$826,512	$709,348	$1,013,119

Supplemental disclosures of cash flow information:
Cash paid, net during the year for income taxes	$217,140	$21,650	$202,280

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$6,894	$15,712	$20,992

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. ("Maxim," the "Company," "we," "us" or "our"), incorporated in Delaware, designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The Company also provides a range of high-frequency process technologies and capabilities for use in custom designs. The analog market is fragmented and characterized by diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. Maxim is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. Integrated circuit assembly is performed by foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, China, Taiwan, Singapore, South Korea and Japan, where wafers are separated into individual integrated circuits and assembled into a variety of packages. The major end-markets the Company's products are sold in are the communications, computing, consumer and industrial markets.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2010, 2009 and 2008 were 52-week fiscal years.

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

The reclassifications included the following:

•
The reclassification of intangible asset amortization expense items from research and development and selling, general and administrative expenses into intangible asset amortization, a separate line within operating expenses. These costs include expenses associated with acquisition related intangible amortization expenses including intellectual property, customer relationships, tradename, and backlog.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the reclassifications for the years ended June 27, 2009 and June 28, 2008 were as follows:

	Year Ended			Year Ended
	June 27, 2009 (as reported)	Adjustments	June 27, 2009 (revised)	June 28, 2008 (as reported)	Adjustments	June 28, 2008 (revised)
	(Amounts in thousands)
Opertaing Expenses
Research and development	521,628	(1,400)	520,228	580,669	(1,400)	579,269
Selling, general and administrative	203,770	(4,619)	199,151	165,568	(1,482)	164,086
Intangible asset amortization	—	6,019	6,019	—	2,882	2,882
In process research & development	3,900	—	3,900	—	—	—
Impairment of long-lived assets	51,112	—	51,112	—	—	—
Severance and restructuring expenses	28,124	—	28,124	13,676	—	13,676
Other operating expenses, net	22,965	—	22,965	62,734	—	62,734
Total operating expenses	$831,499	$—	$831,499	$822,647	$—	$822,647

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

Derivative Instruments

The Company generates revenues outside the United States based on orders obtained in various non-U.S. currencies, primarily the Japanese Yen, the British Pound and the Euro. The Company incurs expenditures denominated in Philippine Pesos and Thailand Baht associated with its end of line manufacturing activities in the Philippines and Thailand, respectively. The Company is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies. The Company has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange movements.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts quarterly to hedge exposures associated with its expenditures denominated in Philippine Pesos and Thailand Baht. The Company enters into contracts each quarter for its accounts receivable and backlog denominated in Japanese Yen, British Pound and Euro. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract.

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S. dollar denominated cash flows. These contracts are designated as cash flow hedges and recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than 6 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  For derivative instruments that are not designated as hedging instruments gains and losses are recognized in "interest income and other, net" in the Consolidated Statements of Income.

Fair Value of Financial Instruments

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and other current and noncurrent liabilities. The fair value of the Company's financial instruments approximate carrying values due to their short-term nature.

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

The Company evaluates the recoverability of property, plant and equipment in accordance with Accounting Standards Codification("ASC") No. 360, Accounting for the Property, Plant, and Equipment. ("ASC No. 360"). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

Intangible Assets and Goodwill

The Company accounts for intangible assets, in accordance with ASC No. 360, which requires impairment losses to be recorded on intangible assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC No. 350, Intangibles-Goodwill and Other, ("ASC 350"), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the first quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. No impairment charges were recorded associated with our goodwill and intangible assets during fiscal years 2010, 2009, and 2008, respectively.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

probable losses relating to specifically identified warranty exposures are inaccurate, the Company may record a charge against future cost of sales. Warranty expense has historically been immaterial to the Company's financial statements.

Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims, property and casualty and general liability. The Company's workers' compensation insurance has a $1.0 million deductible per case. Accruals are primarily based on the estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims.  Amounts accrued for defective product claims, employment practice claims, workers' compensation claims, property and casualty and general liability of $4.4 million and $5.5 million are included in accrued expenses as of June 26, 2010 and June 27, 2009, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims of $5.6 million and $4.5 million are included in accrued salary and related expenses as of June 26, 2010 and June 27, 2009, respectively.

Retirement Benefits

The Company periodically provides medical benefits to former employees pursuant to retirement agreements and other post-employment arrangements. The Company accounts for medical benefits to individuals pursuant to a documented plan under ASC No. 715, Compensation- Retirement Benefits, while one-off employment arrangements are treated as post-employment benefits recognized when the liability is incurred and the amount is estimable under ASC No. 712, Compensation-Nonretirement Postemployment Benefits, an amendment of ASC No. 715 ("ASC 712").

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in ASC 740, Income Taxes.  The Company records the amount of taxes payable or refundable for the current and prior years and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns.  A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement framework for the financial statement reporting and disclosure of an income tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws across multiple tax jurisdictions. Although ASC 740-10 provides clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attributes will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with the Company's expectations could have a material impact on the Company's results of operations.

Revenue Recognition

The Company recognizes revenue for sales to direct customers and sales to distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, collectability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. The Company estimates returns for sales to direct customers and international distributors based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered within this estimate.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales to certain distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain U.S. distributors to return a small portion of our products in their inventory based on their previous 90 days of purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates that could be issued to U.S. distributors, the Company defers recognition of such revenue and related cost of goods sold until the product is sold by the U.S. distributors to their end-customers. Accounts receivable from direct customers, domestic distributors and international distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes title of such inventory from its consigned location at which point inventory is relieved, title transfers, and the Company has a legally enforceable right to collection under the terms of our agreement with the related customers.

The Company estimates potential future returns and sales allowances related to current period product revenue.  Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances.  Estimates made by the Company may differ from actual returns and sales allowances.  These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 26, 2010 and June 27, 2009, the Company had $15.0 million and $10.3 million reserved for returns and allowances, respectively. During fiscal years 2010 and 2009, the Company recorded $67.5 million and $45.2 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $62.8 million and $46.9 million actual returns and allowances given during fiscal years 2010 and 2009, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist of expenditures for labor and benefits, masks, prototype wafers and depreciation.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were immaterial in fiscal years 2010, 2009, and 2008, respectively.

Shipping Costs

Shipping costs billed to customers are included in net revenues and the related shipping costs are included in cost of goods sold.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

ASC 718 also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on the Company's operating results. The assumptions the Company uses in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

Restructuring

Post-employment benefits accrued for workforce reductions related to restructuring activities in the United States are accounted for under ASC 712. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. In accordance with ASC No. 420, Exit or Disposal Cost Obligations ("ASC 420"), generally costs associated with restructuring activities initiated outside the United States have been recognized when they are incurred.

The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation and Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against the Company. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with ASC 450, should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. The Company expenses legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained combined with management's judgment regarding all the facts and circumstances of each matter, the Company determines whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with ASC 450. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact its results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting the Company's results of operations.

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. More specifically, the Company has separate written indemnification agreements with its current and former Executive Officers and directors and director of internal audit. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. The Company expenses such amounts as incurred. During fiscal year 2010, the Company incurred a $173.0 million charge in connection with an agreement to settle the class action complaint and on July 23, 2010, this amount was paid into an escrow fund in accordance with the terms of the settlement.

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company's primary distributor, Avnet Electronics, accounted for approximately 12% of net revenues in fiscal year 2010, and 10% of accounts receivable as of June 26, 2010; 12% of net revenues in fiscal year 2009, and less than 10% of accounts receivable as of June 27, 2009. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. Samsung accounted for approximately 12% of net revenues in fiscal year 2010, and 13% of accounts receivable as of June 26, 2010. No other single customer accounted for more than 10% of revenue, and no other single customer accounted for more than 10% of accounts receivable, in fiscal years 2010, 2009 and 2008.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU will be effective on a prospective basis for milestones achieved beginning in our second quarter of fiscal 2011. The Company does not expect the adoption of this ASU to have a significant effect on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on the Company's consolidated financial position, results of operations or cash flows.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BALANCE SHEET COMPONENTS

The components of inventories consist of:

	June 26, 2010	June 27, 2009
Inventory:	(In thousands)
Raw materials	$16,747	$14,235
Work-in-process	140,497	166,970
Finished goods	48,796	36,642
	$206,040	$217,847

Property, plant and equipment, net consist of:

	June 26, 2010	June 27, 2009
Property and equipment:	(In thousands)
Land	$87,237	$87,237
Buildings and building improvements	341,734	381,828
Machinery and equipment	1,872,349	1,843,781
	2,301,320	2,312,846
Less accumulated depreciation	(976,884)	(946,794)
	$1,324,436	$1,366,052

The Company recorded $146.1 million, $191.1 million and $155.2 million of depreciation expense in fiscal years 2010, 2009 and 2008, respectively.

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

The Company's Level 1 assets and liabilities consist of money market funds and U.S. Treasury securities.

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

The Company's Level 2 assets and liabilities consist of bank certificates of deposit and foreign currency forward contracts and long-term debt.

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

The Company has no liabilities utilizing Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis as of June 26, 2010 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
	Balance as of June 26, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds (1)	$637,355	$634,358	$2,997	$—
Foreign currency derivative contracts, net	(833)	—	(833)	—
Total assets measured at fair value	$636,522	$634,358	$2,164	$—

Liabilities:
Long-term debt	$300,000	$—	$300,000	$—
Total liabilities measured at fair value	$300,000	$—	$300,000	$—

Assets and liabilities measured at fair value on a recurring basis as of June 27, 2009 were as follows:

		Fair Value Measurements Using
	Balance as of June 27, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds (1)	$683,115	$680,997	$2,118	$—
Certificate of Deposits (1)	204,614	204,614	—	—
Foreign currency derivative contracts, net	(480)	—	(480)	—
Total assets measured at fair value	$887,249	$885,611	$1,638	$—

(1)
Included in cash and cash equivalents in the accompanying Consolidated Balance Sheets as of June 27, 2009

Assets and liabilities measured at fair value on a non-recurring basis as of June 26, 2010 were as follows:

		Fair Value Measurements Using
	Balance as of June 26, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Assets Held for Sale (1)	$3,499	$—	$—	$3,499
Total assets measured at fair value	$3,499	$—	$—	$3,499

(1)
Included in Other Assets in the accompanying Condensed Consolidated Balance Sheets as of June 26, 2010

Assets and liabilities measured at fair value on a non-recurring basis as of June 27, 2009 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
	Balance as of June 27, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Assets Held for Sale (1)	$3,613	$—	$—	$3,613
Total assets measured at fair value	$3,613	$—	$—	$3,613

(1)
Included in Other Assets in the accompanying Condensed Consolidated Balance Sheets as of June 27, 2009

The impairment losses recorded for the year ending June 26, 2010 and June 27, 2009 were as follows:

	Total Losses for
	Year Ended	Year Ended
	June 26, 2010	June 27, 2009
	(in thousands)
Impairment of long-lived assets designated as held for sale during the period	$(8,291)	$(51,112)
Total losses recorded for non-recurring measurements	$(8,291)	$(51,112)

The Company's non-financial assets were measured and recorded at fair value during fiscal year 2010 and fiscal year 2009 due to previously disclosed events and circumstances, that indicated that the carrying value of the assets or the asset grouping was not recoverable and the Company's decision to hold these assets for sale, resulting in other-than-temporary impairment charges. Most of these asset impairments relate to fab and obsolete test equipment.

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash and cash equivalents and the 3.45% fixed rate senior long-term debt issued in June 2010 (See Note 19: Long-Term Debt). The Company does not use derivative financial instruments to hedge the risk of interest rate volatility. At June 26, 2010, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Debt Risk

In June 2010, the Company issued $300 million in senior, unsecured debt due in 2013 with an effective interest rate of 3.49% (See Note 19: Long-Term Debt).  The debt indenture includes covenants that limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to raise secure debt funding in the future, if needed.  In circumstances involving a change of control of the Company followed by a downgrade of the rating of the Company's notes, the Company would be required to make an offer to repurchase these notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The Company's ability to repurchase the notes in such events may be limited by the Company's then-available financial resources or by the terms of other agreements to which the Company is a party. Although the Company currently has the funds necessary to retire this debt, funds might not be available to repay the notes when they come due in the future.

If the Company fails to pay interest when due, or to repay the notes when due or materially breaches other loan covenants, it would constitute an event of default under the indenture governing the notes which, in turn, may also constitute an event of default under other obligations of the Company. Any event of default under the indenture or other obligations of the Company and any additional obligations and restrictions imposed as a result thereof could negatively impact its financial results.

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Yen, the British Pound and the Euro. Maxim incurs expenditures denominated in non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies. Maxim has established risk management strategies designed to reduce the impact of reductions in value and volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange movements. Maxim does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter-party to any of the Company's hedging arrangement experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under ASC No. 815, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in interest income and other, net.

For derivative instruments that are not designated as hedging instruments under ASC No. 815, gains and losses are recognized in interest income and other, net. All derivatives are foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets or liabilities being hedged.

The outstanding notional amounts of hedge contracts, with maximum maturity of 3 months, were as follows for June 26, 2010 and June 27, 2009:

	June 26, 2010	June 27, 2009
	(in thousands)
Cash flow hedge contracts
Purchase	$3,693	$—
Sell	(16,392)	—
Other foreign currency hedge contracts
Purchase	7,287	29,609
Sell	(24,994)	(47,726)
Net	$(30,406)	$(18,117)

The location and fair value amounts of the Company's derivative instruments reported in its Consolidated Balance Sheet as of June 26, 2010 and June 27, 2009 were as follows:

	Fair Value of Derivatives Instrument
		Fair Value	Fair Value
	Balance Sheet Location	June 26, 2010	June 27, 2009
		(in thousands)
Derivatives designated as hedging instruments	Accounts receivable, net	$(235)	$—

Derivatives not designated as hedging instruments	Accounts receivable, net	(598)	(480)

Total derivatives	Accounts receivable, net	$(833)	$(480)

Derivatives designated as hedging instruments

The designated derivative instruments' had no recognized gains and losses in the Consolidated Statement of Income for the fiscal year ended June 26, 2010 and June 27, 2009.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments for the fiscal year ended June 26, 2010.

	Year ended June 26, 2010	Year ended June 27, 2009
	(in thousands)
Beginning balance	$—	$—
Amount reclassified to income	—	—
Net change-current year other comprehensive income (loss)	(235)	—
Ending balance	$(235)	$—

The locations and amounts of non-designated derivative instruments' gains and losses in the Consolidated Statements of Income for the fiscal year ended June 26, 2010 are as follows:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended	Year Ended	Year Ended
		June 26, 2010	June 27, 2009	June 28, 2008
		(in thousands)
Foreign exchange contracts	Interest income and Other, net	$1,444	$(2,120)	$1,548
Total		$1,444	$(2,120)	$1,548

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

In United States Dollars	June 26, 2010	June 27, 2009
	(in thousands)
Euro	$(17,874)	$(9,303)
Japanese Yen	(17,923)	(16,660)
British Pound	(3,512)	1,143
Other	8,903	6,703
Total	$(30,406)	$(18,117)

NOTE 6: STOCK-BASED COMPENSATION

At June 26, 2010, the Company had five stock option plans and one employee stock purchase plan, including the Company's 1996 Stock Incentive Plan (the "1996 Plan"), 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, 2008 Employee Stock Purchase Plan ("2008 ESPP") and Supplemental Non-employee Stock Option Plan.

The following tables present stock-based compensation expense by type of award and resulting tax effect included in the Consolidated Statements of Income for fiscal year 2010, 2009, and 2008:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008
	(in thousands)
Cost of goods sold
Stock options	$3,330	$33,380	$28,550
Restricted stock units	10,825	23,350	17,440
Employee stock purchase plan	1,065	370	—
	15,220	57,100	45,990

Research and development expense
Stock options	15,085	38,237	69,159
Restricted stock units	33,834	61,151	40,752
Employee stock purchase plan	5,146	1,442	—
	54,065	100,830	109,911

Selling, general and administrative expense
Stock options	8,130	21,390	22,141
Restricted stock units	15,056	16,665	11,678
Employee stock purchase plan	1,054	123	—
	24,240	38,178	33,819

Total stock-based compensation expense
Stock options	26,545	93,007	119,850
Restricted stock units	59,715	101,166	69,870
Employee stock purchase plan	7,265	1,935	—
Pre-tax stock-based compensation expense	93,525	196,108	189,720
Less: Income tax effect	25,041	67,430	66,272
Net stock-based compensation expense	$68,484	$128,678	$123,448

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

In December 2008, upon the closing of the offer, a total of 31.9 million shares underlying the eligible options had been tendered requiring the Company to remit an aggregate payment totaling $13.6 million. The Company accounted for the offer as a settlement under ASC 718, which resulted in the recognition of $75.9 million in stock-based compensation expenses consisting of $8.7 million in additional expense from settlements above fair value and $67.2 million associated with the unamortized compensation expense on the previously unvested tendered options. Settlement of the tendered options reduced deferred tax assets by $129.4 million, generated a tax benefit of $4.7 million, and resulted in a $124.7 million charge to additional paid in capital for the difference between the deferred tax assets and tax benefits associated with the tendered options.

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

Officer Option Repurchase

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, the Company repurchased 6.2 million outstanding stock options from officers for $1.8 million payable in installments over the greater of two years or the remaining vesting period associated with the options prior to their repurchase. The Company accounted for the repurchase as a modification under ASC 718 resulting in incremental compensation of $1.1 million which will be recognized over the payment period.

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

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of restricted stock units under the Goodwill Program, which contain market and service conditions, are accounted for under the provisions of ASC 718. The Company recognized $5.4 million, and $8.5 million in stock based compensation expense related to this program during fiscal year 2010 and fiscal year 2009, respectively.

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

RSU Loan Program

In October 2006, the Company offered certain domestic employees an opportunity to receive cash in the form of a non-recourse loan ("RSU Loan") for common stock that they would have otherwise been able to receive in settlement for RSUs that vested during the Blackout Period. The program was not offered to executive officers or members of the Company's Board of Directors. Employees accepting the offer were also entitled to additional shares of common stock if the Company's stock price appreciated between the vesting date and the settlement date at the end of the Blackout Period. Employees foregoing the loan received shares of common stock at the conclusion of the Blackout Period. The Company also offered to cash-settle RSUs vesting during the Blackout Period held by foreign employees. The aforementioned loan offers were considered modifications of the RSUs triggering a change in the classification from equity to liability for all eligible awards vesting during the Blackout Period. The Company recorded a reclassification from additional paid-in-capital to accrued salary and related expenses of $19.4 million on the modification date and incremental compensation expense of $2.2 million from the modifications. Vesting of eligible awards and changes in stock price resulted in additional reclassifications from additional paid-in-capital to accrued salary and related expenses and additional compensation expenses in periods in which they occurred. The Company recorded $6.8 million and $50.2 million in stock based compensation expense in fiscal year 2009, and 2008, respectively. During fiscal years 2009 and 2008, the Company made cash payments of $35.6 million and $25.3 million pursuant to the RSU Loan program and $1.9 million and $4.3 million to cash-settle restricted stock units held by employees located outside the United States.

Extension of Options that Would Have Expired after Reaching 10-Year Contractual Term and Cash-Settlements of Expired Options

In September 2006, the Company approved the extension of the terms of vested stock options that would have expired during the Blackout Period as a result of the expiration of the 10-year contractual term. The extension was considered a modification under ASC 718. The incremental compensation expense of the modification was equal to the fair value of the option at the modification date after the extension compared to the fair value of the option prior to modification. The Company recognized additional compensation expense totaling $118.9 million for 8.3 million options in the three months ended September 23, 2006. The stock-based compensation expense adjustment was based on modified vested options held by employees that expired during the period from September 22, 2006 through the end of the Blackout Period.

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

Fair Value

The fair value of share-based awards granted to employees under the Company's 1996 Plan and 2008 ESPP is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options of the Company's common stock before the Company's common stock was delisted from NASDAQ on October 2, 2007. Subsequent to the Company's delisting, the Company began analyzing its expected volatilities based on historical volatilities from its traded common stock over a period equal to the expected term. The Company analyzed historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period for options granted through December 29, 2008. Subsequent to the end of the second quarter of 2009, the Company began utilizing the simplified method under Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate expected holding periods. This change was attributable to the significant impact resulting from the completion of the tender offer and the Company reducing the contractual term associated with new option grants from ten years to seven years. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. As required by ASC 718, the Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or the actual forfeitures differ from those estimates.

The fair value of each award granted in fiscal years 2010, 2009 and 2008 has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008
Expected holding period (in years)	5.2	6.3	6.2
Risk-free interest rate	2.3%	3.0%	4.1%
Expected stock price volatility	38%	39%	38%
Dividend yield	4.5%	4.1%	2.9%

	ESP Plan For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008
Expected holding period (in years)	0.7	1.0	n/a
Risk-free interest rate	0.3%	4.0%	n/a
Expected stock price volatility	35%	57%	n/a
Dividend yield	4.4%	6.1%	n/a

The weighted-average fair value of stock options granted was $4.23 and $3.61 per share for fiscal year 2010 and fiscal year 2009, respectively. The weighted-average fair value of RSUs granted was $16.20 and $11.91 per share for fiscal year 2010 and fiscal year 2009, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 26, 2010, the Company had 15.8 million shares of its common stock available for issuance to employees and other option recipients under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, and Supplemental Non-employee Stock Option Plan. This includes the additional 6 million shares authorized by the Board in the second quarter of fiscal year 2010.

The following table summarizes stock options outstanding, exercisable and vested and expected to vest as of June 26, 2010:

	Options		Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2007	87,072,099	$34.01
Options Granted	1,603,047	26.41
Options Exercised	—	0.00
Options Cancelled	(11,768,264)	22.63

Balance at June 28, 2008	76,906,882	35.59
Options Granted	8,309,163	13.06
Options Exercised	(2,377)	11.39
Options Cancelled	(55,613,752)	35.89

Balance at June 27, 2009	29,599,916	28.83
Options Granted	3,671,459	18.08
Options Exercised	(47,327)	12.86
Options Cancelled	(4,061,541)	32.38

Balance at June 26, 2010	29,162,507	$27.05	4.1	$33,447,997

Exercisable at June 26, 2010	16,900,419	$33.88	3.1	$3,592,718

Vested and expected to vest, June 26, 2010	27,504,731	$27.69	4.0	$29,984,279

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 26, 2010, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 27, 2010.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options that were outstanding and exercisable at June 26, 2010:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 26, 2010	Weighted Average Remaining Contractual Term (In years)	Weighted Average Exercise Price	Number Exercisable at June 26, 2010	Weighted Average Exercise Price
$12.00 - $19.99	10,973,976	5.76	$14.60	844,973	$13.19
$20.12 - $24.99	2,956,009	2.75	21.32	2,578,400	21.37
$25.11 - $29.99	789,114	5.01	27.31	576,506	27.26
$30.14 - $34.99	5,645,447	2.65	32.76	5,034,664	32.98
$35.16 - $39.99	4,139,949	3.87	36.98	3,300,092	37.14
$40.83 - $44.99	3,125,648	3.54	41.98	3,041,399	41.99
$45.25 - $85.00	1,532,364	2.18	48.76	1,524,385	48.78
	29,162,507			16,900,419

There were no option exercises in fiscal year 2008 as a result of the Company's inability to issue common stock. The Company issues new shares upon the exercise of options.

During fiscal year 2010, the Company granted approximately 3.7 million stock options from its 1996 Plan with an estimated total grant date fair value of $15.5 million. The weighted average grant date fair values of stock options granted during fiscal years 2010, 2009 and 2008 were $4.23, $3.61 and $8.59, respectively. The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 was insignificant in each year, respectively. As of June 26, 2010, there was $29.4 million of total unrecognized compensation costs related to 12.2 million unvested stock options expected to be recognized over a weighted average period of approximately 1.4 years.

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

The following table summarizes outstanding and expected to vest RSUs as of June 26, 2010 and their activity during fiscal year 2010, 2009 and 2008:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Balance at July 1, 2007	6,657,429
Restricted stock units granted	4,319,975
Restricted stock units released	—
Restricted stock units cancelled	(711,203)

Balance at June 28, 2008	10,266,201
Restricted stock units granted	10,738,846
Restricted stock units released	(8,160,302)
Restricted stock units cancelled	(977,416)

Balance at June 27, 2009	11,867,329
Restricted stock units granted	4,259,756
Restricted stock units released	(4,813,738)
Restricted stock units cancelled	(737,930)

Balance at June 26, 2010	10,575,417	1.6	183,576,176

Expected to vest at June 26, 2010	9,455,484	1.5	164,619,977

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on June 25, 2010, the last business day preceding the fiscal year end, multiplied by the number of RSUs outstanding, or expected to vest as of June 26, 2010.

The Company withheld shares worth $30.2 million related to employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price during the year ended June 26, 2010. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

The weighted average grant-date fair value of RSUs granted during fiscal years 2010, 2009 and 2008 was $16.20, $11.91 and $22.35, respectively. As of June 26, 2010, there was $132.8 million of unrecognized compensation cost related to 10.5 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.5 years.

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

The Company issued 1.8 million shares of its common stock for total consideration of $24.8 million related to the ESPP plan during the fiscal year ended June 26, 2010. The Company has 1.7 million shares of its common stock reserved for future issuance under the 2008 ESPP.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs. Diluted earnings per share incorporates the incremental dilutive shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method. As discussed in Note 6 herein, the Company cash-settled options that expired (reached the ten year contractual term) during the Blackout Period and cash-settled vested RSUs. These options and RSUs are considered liability instruments under ASC 718 and as such are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008
	(In thousands, except per share data)
Numerator for basic earnings per share and diluted earnings
per share
Net income	$125,139	$10,455	$317,725

Denominator for basic earnings per share	304,579	310,805	320,553
Effect of dilutive securities:
Stock options, RSUs, and ESPP	5,437	674	5,293

Denominator for diluted earnings per share	310,016	311,479	325,846

Earnings per share:
Basic	$0.41	$0.03	$0.99

Diluted	$0.40	$0.03	$0.98

Approximately 21.1 million, 29.6 million, and 68.4 million of the Company's stock awards were excluded from the calculation of diluted earnings per share for fiscal years 2010, 2009, and 2008, respectively. These options were excluded, as they were antidilutive. However, such options could be dilutive in the future.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: FINANCIAL INSTRUMENTS

Investments

In accordance with ASC No. 320, Accounting for Investments in Debt and Equity Securities, the Company held no available-for-sale investments and therefore no unrealized gain or loss on available-for-sale investments at June 26, 2010. The Company recorded a net unrealized gain of $2.3 million on available-for-sale investments at June 27, 2009. There were two investments that were in an unrealized gain position and two investments in an unrealized loss position at June 27, 2009. Fair market values are calculated based upon prevailing market quotes at the end of each fiscal year.

Available-for-sale investments at June 26, 2010 ; none held.

Available-for-sale investments at June 27, 2009 were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$201,800	$2,259	$(4)	$204,055
Total available-for-sale investments	$201,800	$2,259	$(4)	$204,055

The Company's interest income and other, net of $8.0 million, $17.2 million and $56.7 million in fiscal years 2010, 2009 and 2008, respectively, include interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses.

Gross gains and losses realized upon the sale of marketable securities were immaterial during fiscal years 2010, 2009 and 2008.

The Company's portfolio of marketable securities by contractual maturity is as follows:

	June 26, 2010	June 27, 2009
	(In thousands)
Due in one year or less	$—	$204,055
Due after one year through three years	—	—

Total	$—	$204,055

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: IMPAIRMENT OF LONG-LIVED ASSETS

End-of-Line Sorting and Testing Facilities

During the first quarter of fiscal year 2010, the Company identified certain assets as excess or obsolete, primarily due to changes in certain manufacturing technology. In connection with these circumstances, the Company recorded a charge for the write-down of equipment to its estimated fair value. The total charge of $5.0 million was included in impairment of long-lived assets in the Company's Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.6 million in other assets in the Consolidated Balance Sheet as of June 26, 2010.

During the second quarter of fiscal year 2009, the Company identified certain assets as excess as a result of reductions in demand for product tested and sorted on certain equipment. In connection with these circumstances, the Company incurred an asset impairment charge of $43.8 million which is included in impairment of long-lived assets in the Company's Consolidated Statements of Income. The Company has classified these assets as held for sale based on their intentions to sell the assets and has included $3.6 million in other assets in the Consolidated Balance Sheet as of June 27, 2009.

Wafer Fabrication Facility, Oregon

During the first quarter of fiscal year 2010, as a result of reduced future wafer output requirements associated with equipment utilizing certain process technologies, the Company recorded a write-down of equipment to be sold to the equipment's estimated fair value. This charge of $3.3 million was included in impairment of long-lived assets in the Company's Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.5 million in other assets in the Consolidated Balance Sheet as of June 26, 2010.

Wafer Fabrication Facility, San Jose

During the first quarter of fiscal year 2009, the Company recorded a $7.3 million asset impairment charge as a result of transferring certain wafer manufacturing production from its San Jose, California, wafer manufacturing facility to an outsourced Japanese manufacturing facility, Epson's Sakata, Japan, facility, and reductions in demand and reduced future capacity requirements.

The Company reached its conclusions regarding the asset impairment after conducting evaluations of the recoverability of the related manufacturing assets in accordance with ASC No. 360, Accounting for Property, Plant, and Equipment. The fair value of the equipment was determined after consideration of equipment specifications, quoted market prices of similar equipment and management's perception of demand for the equipment. The Company applied present value techniques to estimate fair value for certain of the equipment which they believe has limited marketability.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: ACQUISITIONS

Teridian

On May 11, 2010, the Company completed its purchase of Teridian Semiconductor, Inc. (“Teridian”), a fabless mixed-signal semiconductor company focused on electricity metering and energy measurement for the smart grid. The total cash consideration associated with the acquisition was $314.9 million. The acquired assets included cash of $2.1 million, accounts receivable of $7.3 million, inventories of $14.0 million, $2.7 million in prepaid expenses and other current assets, $2.1 million in fixed assets, $4.3 million in customer order backlog, $85.6 million in Intellectual Property, $3.1 million of in process research and development, $44.7 million in customer relationships, $1.0 million in tradename, $13.8 million in deferred tax assets and $196.6 million in goodwill. The Company also assumed $14.1 million in accounts payable and accrued liabilities and $48.3 million in deferred tax liabilities. The company expects that none of the goodwill will be deductible for tax purposes.

The accompanying Consolidated Financial Statements for fiscal year 2010 include the operations of Teridian, commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisitions on the Company's results of operations.

Zilog

On February 18, 2009, the Company acquired the remote and secure product lines of Zilog Corporation, a publicly traded, fabless semiconductor company. The total cash consideration associated with the acquisition was $22.6 million consisting of $21.7 million in cash and $0.9 million in direct legal costs associated with the acquisition. The acquired assets included inventories of $2.9 million, $0.5 million in customer order backlog, $12.9 million in customer relationships, and $6.3 million in goodwill. The Company expects that all of the goodwill will be deductible for tax purposes.

Innova Card

On December 29, 2008, the Company acquired Innova Card, a privately held, fabless semiconductor company focusing on advanced secure microcontroller technology for financial terminals. The total consideration associated with the acquisition was $13.5 million (including $8.1 million remitted to Innova Card equity shareholders upon close of the acquisition, $1.1 million to repay Innova Card debt, $3.8 million in future payments, and $0.5 million for legal and related acquisition costs). The acquired assets and liabilities included net working capital of $0.6 million, $0.2 million in fixed assets and other assets, $0.2 million in customer order backlog, $5.3 million in intellectual property, $3.0 million in customer relationships, and $4.2 million in goodwill.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for fiscal year 2009 include the operations of product lines from Zilog Inc., Innova Card, and Mobilygen, commencing as of the acquisition dates. No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisitions on the Company's results of operations.

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

NOTE 11: GOODWILL AND INTANGIBLE ASSETS

Goodwill
The Company classifies goodwill and acquired intangible assets within other assets in the Consolidated Balance Sheets. The Company's carrying value of goodwill was $226.2 million and $26.7 million at June 26, 2010 and June 27, 2009, respectively.

Goodwill
Balance at June 27, 2009	$26,710
Acquisition	199,537
Adjustments	(24)
Balance at June 26, 2010	$226,223

Intangible Assets

The useful lives of the significant definite lived intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following at June 26, 2010 and June 27, 2009:
	June 26, 2010
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$149,462	$33,305	$116,157
Customer relationships	87,030	11,745	75,285
Tradename	1,400	264	1,136
Backlog	4,500	2,350	2,150

Total intangible assets	$242,392	$47,664	$194,728

	June 27, 2009
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$62,426	$23,677	$38,749
Customer relationships	42,330	5,196	37,134
Tradename	400	88	312
Backlog	200	100	100

Total intangible assets	$105,356	$29,061	$76,295

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008
	(in thousands)
Cost of goods sold
Intellectual property	$10,999	$8,024	$3,791
Total	10,999	8,024	3,791

Intangible Asset Amortization
Intellectual property	1,400	1,400	1,400
Customer relationships	6,553	3,714	1,482
Tradename	175	88	—
Backlog	2,349	817	—
Total	10,477	6,019	2,882

Total Intangible Asset Amortization Expenses	$21,476	$14,043	$6,673

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the estimated future amortization expense of intangible assets as of the end of fiscal year 2010:

Fiscal Year	Amount
(in thousands)
2011	$38,513
2012	35,539
2013	31,470
2014	25,422
2015	23,162
Thereafter	36,423

Total intangible assets	$190,529

* The total above excludes $4.2 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

NOTE 12: RESTRUCTURING ACTIVITIES

Significant FY'10 Activities

Ireland Sales Operations Restructuring

In fiscal year 2010, the Company recorded approximately $3.0 million in restructuring costs associated with the reorganization of its international sales operations to Ireland.

Shutdown of Dallas Wafer Fabrication Facility

In fiscal year 2010, the Company recorded approximately $1.6 million in restructuring costs associated with the closure of the Dallas, Texas wafer manufacturing facility. These costs consisted of decommissioning of equipment at the facility and estimated severance and benefits associated with employees of the facility.

Change in Estimate

During fiscal year 2010, the Company recognized reversals of expense of approximately $5.3 million related to reductions in estimated benefits costs compared to amounts originally estimated.

Significant FY'09 Activities

San Jose Fab Rampdown

In fiscal year 2009, the Company continued its transfer of wafer manufacturing production from its San Jose, California wafer manufacturing facility to Epson's Sakata, Japan facility. In connection with the resulting termination of 78 employees, the Company recorded and paid approximately $2.1 million in severance and benefit arrangements.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Change in Estimate

During fiscal year 2009 the Company recognized reversals of expense of approximately $4.6 million related to reductions in estimated benefits costs compared to amounts originally estimated.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Activity and liability balances related to the restructuring activity for fiscal year 2009 and fiscal year 2010 follows:

Severance and Benefits
(in thousands)
Balance at June 29, 2008	$4,222

Restructuring accrual	32,746
Cash payments	(24,652)
Changes in estimates	(4,622)

Balance at June 27, 2009	$7,694

Restructuring accrual	4,558
Cash payments	(6,247)
Changes in estimates	(5,257)

Balance at June 26, 2010	$748

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

On May 3, 2010, Lead Plaintiffs and the Company entered into a memorandum of understanding reflecting an agreement in principle to settle all claims asserted against all defendants in the action, which provided for the payment of $173 million in cash by the Company.  In connection with this memorandum of understanding, the Company recorded a charge for the three and nine months ended March 27, 2010, to accrue the $173 million settlement amount, which has been recorded in Other operating expenses, net in the Condensed Consolidated Statements of Operations and in Accrual for litigation settlement in the Condensed Consolidated Balance Sheets. On June 18, 2010, Lead Plaintiffs and the Company entered into, and Lead Plaintiffs filed with the Court, a formal stipulation of settlement memorializing the agreement to settle all claims against all defendants in the action.

On July 14, 2010, the Court entered an order preliminarily approving the settlement, which remains subject to notice to the putative class and final approval by the Court. Pending further order of the Court, litigation activity in the action has been stayed, and all hearings, deadlines and other proceedings in the action, other than the final approval hearing, which is scheduled for September 27, 2010, have been taken off the calendar. On July 23, 2010, the Company paid the $173 million settlement amount into an escrow fund in accordance with the terms of the settlement.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments

The Company leases certain of its facilities under various operating leases that expire at various dates through October 2016. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

Future annual minimum payments for all commitments are as follows:

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Operating lease obligations (1)	$36,054	$9,142	$15,135	$6,904	$4,873
Royalty obligations (2)	30,000	10,000	20,000	—	—
Long-term debt obligations (3)	300,000	—	300,000	—	—
Interest payments associated with long-term debt obligations (4)	31,050	10,350	20,700	—	—
Capital equipment and inventory related purchase obligations (5)	33,452	16,284	4,112	3,752	9,304

Total	$430,556	$45,776	$359,947	$10,656	$14,177

(1)	The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2016.
(2)	Royalty obligations represent payments for licensed patents.
(3)	Long-term debt represents amount due for the Company's 3.45% senior unsecured notes due 2013.
(4)	Interest payments associated with the Company's 3.45% senior unsecured notes due 2013.
(5)
Capital equipment purchase obligations represent commitments for purchase of property, plant and equipment. The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included in the table. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

Rental expense amounted to approximately $8.2 million, $7.7 million, and $6.9 million in fiscal years 2010, 2009 and 2008, respectively.

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

Legal fees associated with indemnification obligations, defense and other related costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors and certain former officers and directors. More specifically, we have separate written indemnification agreements with our current and former Executive Officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses to certain former officers of the Company who are subject to pending civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices.  The Company expenses such amounts as incurred.

NOTE 14: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized (losses) gains on available-for-sale investments and forward exchange contracts, actuarial losses on post-retirement benefits and deferred income taxes on unrealized exchange gains (losses) on intercompany receivables. The components of comprehensive income and related tax effects were as follows:

	For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008
	(in thousands)
Net income, as reported	$125,139	$10,455	$317,725
Change in unrealized gains (losses) on investments, net of tax benefit (expense) of $770 in 2010, $(383) in 2009, and $(700) in 2008	(1,346)	681	1,222
Change in unrealized gains (losses) on forward exchange contracts, net of tax benefit (expense) of $85 in 2010, $0 in 2009, and $44 in 2008	(150)	—	(77)
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	(1,893)	552	1,999
Actuarial loss on post-retirement benefits, net of tax benefit (expense) of $515 in 2010, $2,153 in 2009 and $0 in 2008	(896)	(3,762)	—

Total comprehensive income	$120,854	$7,926	$320,869

Accumulated other comprehensive loss presented in the Consolidated Balance Sheets at June 26, 2010 and June 27, 2009 consist of net unrealized gains on available-for-sale investments of $0.2 million and $1.6 million, respectively, net foreign currency translation loss adjustments of $(1.5) million and $(1.5) million, respectively, actuarial gains (losses) on post-retirement benefits of $(4.7) million and $(3.8) million, respectively, net unrealized gain (losses) of forward exchange contracts of $(0.2) million and zero, respectively, and deferred income tax of $(5.7) million and $(4.0) million, respectively on unrealized exchange gains related to an intercompany receivable that is of a long-term investment nature.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: INCOME TAXES

The provision for income taxes consisted of the following:

	For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008
	(in thousands)
Federal
Current	$151,786	$30,237	$171,507
Deferred	12,340	(7,447)	(18,713)
State
Current	4,092	(2,056)	9,168
Deferred	(1,464)	(681)	(597)
Foreign
Current	14,345	2,995	3,849
Deferred	(6,175)	1,116	(159)
	$174,924	$24,164	$165,055

Pretax income (loss) from the Company's foreign subsidiaries was approximately $(95.5) million, $(63.3) million and $26.9 million for fiscal years ended June 26, 2010, June 27, 2009 and June 28, 2008, respectively.

The Company has tax holidays with respect to certain operations in Thailand and the Philippines. The Thailand and Philippines tax holidays will expire at various dates between the fiscal years 2012 and 2015. The impact of the tax holidays on net income was not material for fiscal years 2010, 2009, and 2008.

As of June 26, 2010 the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $20.3 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 26, 2010 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $5.6 million.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	0.4	(10.8)	1.1
General business credits	(1.2)	(25.6)	(0.7)
Domestic production deduction benefit	(2.1)	(16.1)	(2.2)
Foreign earnings and losses taxed or benefitted at different rates	21.0	76.5	(1.0)
Stock-based compensation	3.0	8.4	0.3
Acquired in process R&D	—	3.9	—
Executive compensation	0.1	(11.2)	0.2
Interest accrual for uncertain tax benefits	0.9	9.9	0.8
Other	1.2	(0.2)	0.7

Income tax rate	58.3%	69.8%	34.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 26, 2010	June 27, 2009
	(in thousands)
Deferred tax assets:
Inventory valuation and reserves	$66,087	$133,062
Distributor related accruals and sales return and allowance accruals	14,168	12,073
Deferred revenue	3,187	4,150
Accrued compensation	47,500	33,596
Stock-based compensation	84,225	106,891
Net operating loss carryovers	31,450	22,769
Tax credit carryovers	46,025	42,426
Other reserves and accruals not currently deductible for tax purposes	75,782	11,444
Other	18,437	18,313

Total deferred tax assets	386,861	384,724

Deferred tax liabilities
Fixed assets cost recovery, net	(240,463)	(179,174)
Other	(10,524)	(8,363)

Net deferred tax assets before valuation allowance	135,874	197,187
Valuation allowance	(47,006)	(46,666)

Net deferred tax assets	$88,868	$150,521

The valuation allowance increased by $0.3 million in fiscal year 2010 primarily due to net operating loss carryforwards of foreign subsidiaries. $37.6 million of the valuation allowance is attributable to the tax benefits of income tax deductions generated by the exercise of stock options that when realized, will be recorded as a credit to additional paid-in-capital.

As of June 26, 2010, the Company has $57.7 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2023 and 2029, $75.3 million of state net operating loss carryforwards expiring at various dates between fiscal years 2022 and 2030, $21.0 million of foreign net operating losses with no expiration date, $11.1 million of state credit carryforwards expiring at various dates between fiscal years 2011 and 2026 and $63.6 million of state credit carryforwards with no expiration date.

The Company classifies unrecognized tax benefits as (i) a current liability to the extent that payment is anticipated within one year; (ii) a non current liability to the extent that payment is not anticipated within one year; or (iii) as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets such as operating loss or tax credit carryforwards.

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized benefits, is as follows:

	For the Year Ended
	June 26, 2010	June 27, 2009
	(in thousands)
Balance as of beginning of year	$137,298	$124,932
Tax positions related to current year:
Addition	31,491	11,369
Tax positions related to prior year:
Addition	5,696	997
Reduction	(190)	—
Settlements	(22,831)	—
Lapses in statutes of limitations	—	—

Balance as of end of year	$151,464	$137,298

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total amount of gross unrecognized tax benefits as of June 26, 2010 that, if recognized, would affect the effective tax rate and additional paid in capital is $100.6 million and $50.9 million, respectively.

Consistent with prior years, the Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during fiscal years ended June 26, 2010, June 27, 2009, and June 28, 2008 was $4.4 million and $5.5 million and $6.5 million, respectively, and the total amount of interest and penalties accrued as of June 26, 2010, June 27, 2009, and June 28, 2008 was $20.4 million, $21.8 million, and $16.3 million, respectively.

Management estimates that it is reasonably possible that the liability for gross unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by an amount in the range of $0 to $80 million. Such changes could occur based on the expiration of various statutes of limitations and the possible conclusion of ongoing tax audits.

In the second quarter of fiscal year 2010 the Internal Revenue Service ("IRS") completed its examination of the Company's federal corporate income tax returns for the fiscal years 2004 - 2006 and issued a Revenue Agents Report ("RAR"). The Company agreed with the RAR findings and made a payment of $26.4 million. The settlement of this audit had no impact on the income tax provision as the Company had adequately provided for all issues in the RAR. Although this audit was settled, these years still remain subject to examination because the statute of limitations for the assessment of additional federal income tax for the fiscal years 2004 - 2006 does not expire until December 31, 2010.

In the third quarter of fiscal year 2010, the IRS commenced an examination of the Company's federal corporate income tax returns for the fiscal years 2007 and 2008. Management believes that it has adequately provided for any adjustments that may result from the IRS examination, however, the outcome of tax examinations cannot be predicted with certainty.

A summary of the fiscal tax years that remain subject to examination, as of June 26, 2010, for the Company's major tax jurisdictions are:

United States - Federal	2004 - forward
United States - Various States	2004 - forward
Japan	2005 - forward
Philippines	2007 - forward
Thailand	2006 - forward
United Kingdom	2008 - forward

NOTE 16: SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC No. 280, Disclosures about Segments Reporting ("ASC 280").

The Company has fifteen operating segments which aggregate into one reportable segment under ASC 280. Under ASC 280, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of ASC 280, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

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
•
the integrated circuits sold by each of the Company's operating segments are manufactured using similar semiconductor manufacturing processes;
•
the integrated circuits marketed by each of the Company's operating segments are sold to the same types of

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

customers; and
•
all of the Company's integrated circuits are sold through a centralized sales force and common wholesale distributors.

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

Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customers' ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 26, 2010	June 27, 2009
	(in thousands)

United States	$291,539	$302,648
China	685,908	496,091
Japan	131,513	120,763
Korea	311,928	229,833
Rest of Asia	223,786	169,203
Europe	288,675	291,524
Rest of World	64,254	35,953
	$1,997,603	$1,646,015

Net long-lived assets by geographic region were as follows:

	Fiscal Year Ended
	June 26, 2010	June 27, 2009	June 28, 2008
	(in thousands)

United States	$983,761	$1,016,116	$1,114,382
Philippines	216,738	234,004	225,398
Thailand	116,050	108,898	138,375
Rest of World	7,887	7,034	7,045
	$1,324,436	$1,366,052	$1,485,200

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

During fiscal year 2010 and fiscal year 2009, the Company repurchased approximately 10.3 million, and 18.1 million shares of its common stock for $190.1 million and $235.1 million. As of the end of fiscal year 2010, the Company was authorized to repurchase up to $324.8 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: BENEFITS

Former CEO Retirement Benefits

The Company's former CEO, John F. Gifford, now deceased, resigned in fiscal year 2007. As part of his resignation, he was provided with certain retirement benefits which included office space, administrative assistance, and health benefits. In accordance with ASC 712, the Company recorded a charge for the net present value of these benefits of $3.1 million in fiscal year 2007. During the fiscal year ended June 27, 2009, the Company reversed $2.4 million of accrued retirement benefits as a change in estimate as a result of the death of Mr. Gifford.

Post-Employment Benefits

The Company maintained an outstanding obligation associated with certain former Maxim employees to provide post-employment medical benefits. The total amount of this obligation was $5.6 million and $3.8 million and included in Other liabilities in the Consolidated Balance Sheet as of June 26, 2010 and June 27, 2009, respectively.

Post-Retirement Benefits

As a result of the Company's historical acquisition of Dallas Semiconductor, the Company assumed the obligation to continue medical coverage for certain former officers and directors. The Company accounted for the obligation under GAAP applicable to post-retirement benefits. The table below summarizes the obligation, expenses and assumptions as of June 26, 2010 and June 27, 2009:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Medical Expense & Funded Status Reconciliation

	June 27, 2009	Fiscal 2010 Expense	Current Year end	Estimated Fiscal 2011 Expense
	(in thousands, except percentages)
Accumulated Postretirement Benefit Obligation [APBO]:
Retirees and beneficiaries	$(7,301)		$(9,239)
Active participants	—		—

Total	(7,301)		(9,239)
Fair value of plan assets	—		—
Funded status	$(7,301)		$(9,239)

Actuarial loss			$1,735
New prior service cost/(credit)			—

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial (gain)/loss	$5,915		$7,327
Prior service cost/(credit)	—		—
Total	$5,915		$7,327

Net Periodic Postretirement Benefit Cost/(Income):
Service cost		$—		$—
Interest cost		465		471
Expected return on plan assets		—		—
Amortization:
Prior service cost/(credit)		—		—
Net actuarial (gain)/loss (1)		323		364
Total net periodic postretirement benefit cost/(income)		$788		$835
Employer contributions		$262		$359

Economic Assumptions:
Discount rate	6.5%	6.5%	5.2%	5.2%
Medical trend	10.5% in 2010, declining to 5% at the rate of 0.5%/yr.	10.5% in 2010, declining to 5% at the rate of 0.5%/yr.	10.0% in 2011, declining to 5% at the rate of 0.5%/yr.	10.0% in 2011, declining to 5% at the rate of 0.5%/yr.
Dental trend	5%	5%	5%	5%
________________
(1)
Unrecognized gain and losses are amortized over average remaining life expectancy (17.6 years at June 26, 2010).

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following benefit payments are expected to be paid (in thousands):

Non-Pension Benefits
2011	$359
2012	397
2013	436
2014	475
2015	511
Thereafter	7,061

Total	$9,239

Dallas Semiconductor Split-Dollar Life Insurance

As a result of the Company's historical acquisition of Dallas Semiconductor, the Company assumed responsibility associated with certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors. The policies are owned by the individuals with the Company maintaining a limited collateral assignment on each policy. As a result of the adoption of ASC 715, Accounting for Compensation in retirement benefits, during the first quarter of fiscal year 2008 (effective July 1, 2007), the Company recognized a $14.1 million cumulative reduction to retained earnings. No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes.

During the fourth quarter of 2009, the Company entered into contractual arrangements to settle certain of these split- dollar life insurance policies for cash consideration of $6.4 million. Pursuant to the arrangements the Company released rights to their limited collateral assignment on the policies and was relieved of its obligation to continue funding the policies.

The Company had $2.7 million and $1.9 million included in Other Assets as of June 26, 2010 and June 27, 2009, respectively, associated with the limited collateral assignment to the policies. The Company had a $4.2 million and $3.2 million obligation included in Other Liabilities as of June 26, 2010 and June 27, 2009, respectively, related to the anticipated continued funding associated with these policies.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19: LONG-TERM DEBT

On June 17, 2010, the Company completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the Notes) due 2013, with an effective interest rate of 3.49%. Interest on the notes will be payable semi-annually in arrears on June 14 and December 14 of each year, commencing December 14, 2010. The Notes are governed by a base and supplemental indenture dated June 10, 2010 and June 17, 2010, respectively, between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds of the offering were approximately $298 million, after issuing at a discount and deducting expenses, and are included in the financing activities in the Consolidated Statement of Cash Flows. The discount and expenses will be amortized to interest income and other, net over the life of the Notes.

The Company may redeem all or a portion of the Notes at anytime, at a redemption price equal to the greater of: 100% of the principal amount plus accrued and unpaid interest; or the sum of the present values of the remaining scheduled payments of principal and interest discounted on a semiannual basis, at the Treasury Rate plus 35 basis points, plus accrued and unpaid interest.

The underwriting agreements governing the Notes contain covenants that provide limitations over the Company's creation or incurrence of liens or sale and lease-back transactions on any of its properties, or properties of its subsidiaries. Upon the occurrence of a change of control triggering event, each holder shall have the right to require the Company to buy their Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The Company's ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes by the Company's then-available financial resources or by the terms of other agreements to which the Company may be party at such time. If the Company fails to repurchase the senior notes as required by the indenture, it would constitute an event of default. In the event of default, the principal amount and interest will become due and payable immediately.

The estimated fair value of the debt at June 26, 2010 was $300 million.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2010	6/26/2010	3/27/2010 (1)	12/26/2009	9/26/2009
	Unaudited
	(In thousands, except percentages and per share data)
Net revenues	565,962	508,880	473,515	449,246
Cost of goods sold	225,014	200,177	181,727	197,619

Gross margin	$340,948	$308,703	$291,788	$251,627
Gross margin %	60.2%	60.7%	61.6%	56.0%

Operating income (loss)	$141,083	$(48,261)	$109,129	$90,099
% of net revenues	24.9%	(9.5)%	23.0%	20.1%

Net income (loss)	$58,455	$(33,903)	$58,635	$41,952

Earnings (loss) per share:

Basic	0.19	(0.11)	0.19	0.14

Diluted	0.19	(0.11)	0.19	0.13

Shares used in the calculation of earnings (loss) per share:
Basic	302,188	304,518	305,324	306,276

Diluted	306,803	304,518	310,090	312,162

Dividends paid per share	$0.200	$0.200	$0.200	$0.200

(1) Includes $173.0 million litigation settlement expense included in other operating expenses, net in the Consolidated Statements of Income.

The following table presents details of the total stock-based compensation expense that is included in the quarterly financial data above (in thousands):

	Quarter Ended
	6/26/2010	3/27/2010	12/26/2009	9/26/2009
Cost of goods sold	$3,423	$1,071	$5,265	$5,461
Research and development expenses	13,983	8,691	14,650	16,741
Selling, general and administrative expenses	7,442	5,517	7,018	4,263
Total	$24,848	$15,279	$26,933	$26,465

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2009	6/27/2009	3/28/2009	12/27/2008	9/27/2008
	Unaudited
	(In thousands, except percentages and per share data)
Net revenues	$394,471	$339,665	$410,675	$501,204
Cost of goods sold	203,934	171,960	211,590	209,654

Gross margin	$190,537	$167,705	$199,085	$291,550
Gross margin %	48.3%	49.4%	48.5%	58.2%

Operating income (loss)	$21,587	$(16,954)	$(80,840)	$93,585
% of net revenues	5.5%	(5.0)%	(19.7)%	18.7%

Net income (loss)	$8,098	$(26,426)	$(38,784)	$67,567

Earnings (loss) per share:
Basic	$0.03	$(0.09)	$(0.12)	$0.21

Diluted	$0.03	$(0.09)	$(0.12)	$0.21

Shares used in the calculation of earnings per share:
Basic	305,347	304,415	312,718	320,553

Diluted	308,442	304,415	312,718	323,815

Dividends paid per share	$0.200	$0.200	$0.200	$0.200

The following table presents details of the total stock-based compensation expense that is included in the quarterly financial date above (in thousands):

	Quarter Ended
	6/27/2009	3/28/2009	12/27/2008	9/27/2008
Cost of goods sold	$6,772	$7,574	$30,834	$11,920
Research and development expenses	22,785	25,194	33,432	19,419
Selling, general and administrative expenses	5,442	6,842	19,672	6,222
Total	$34,999	$39,610	$83,938	$37,561

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.

Maxim Integrated Products, Inc.

Sunnyvale, CA

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 26, 2010 and June 27, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 26, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries at June 26, 2010 and June 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 26, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 18, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

August 18, 2010

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(In thousands)
Doubtful accounts
Year ended June 26, 2010	$2,831	$457	$842	$2,446
Year ended June 27, 2009	$3,174	$(9)	$334	$2,831
Year ended June 28, 2008	$4,889	$(104)	$1,611	$3,174

Returns and Allowances
Year ended June 26, 2010	$10,332	$67,505	$62,845	$14,992
Year ended June 27, 2009	$12,054	$45,220	$46,942	$10,332
Year ended June 28, 2008	$12,412	$56,391	$56,749	$12,054

(1)	Uncollectible accounts written off.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 18, 2010	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer (For the Registrant, as Principal Accounting Officer)

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

Signature	Title	Date

/s/ Tunc Doluca	President and Chief Executive Officer	August 18, 2010
Tunc Doluca	(Principal Executive Officer)

/s/ James R. Bergman	Director	August 18, 2010
James R. Bergman

/s/ Joseph R. Bronson	Director	August 18, 2010
Joseph R. Bronson

/s/ Robert E. Grady	Director	August 18, 2010
Robert E. Grady

/s/ B. Kipling Hagopian	Director and Chairman of the Board	August 18, 2010
B. Kipling Hagopian

/s/ William D. Watkins	Director	August 18, 2010
William D. Watkins

/s/ A.R. Wazzan	Director	August 18, 2010
A.R. Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
Deloitte & Touche LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
120 San Gabriel Drive
Sunnyvale, California 94086
(408) 737-7600

Stock Listing

At July 31, 2010, there were 977 stockholders of record of the Company's common stock as reported by Computershare. Maxim common stock is traded on the Nasdaq National Global Select Market under the symbol "MXIM".

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.3, and 3.4

10.8 (5)	The Company's Forms of Indemnity Agreement(A)

10.11 (1)	The Company's Incentive Stock Option Plan, as amended(A)

10.12 (6)	The Company's 1987 Supplemental Stock Option Plan, as amended(A)

10.13 (6)	The Company's Supplemental Nonemployee Stock Option Plan, as amended(A)

10.15 (6)	The Company's 1988 Nonemployee Director Stock Option Plan, as amended(A)

10.16 (4)	The Company's 1996 Stock Incentive Plan, as amended and restated(A)

10.17 (7)	Dallas Semiconductor Corporation - 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder(A)

10.18 (7)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder(A)

10.21 (7)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended(A)

10.26 (7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.27 (7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options(A)

10.28 (7)	Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.29 (7)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers(A)

10.30 (13)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees

10.31 (13)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders

10.32 (8)	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993(A)

10.33 (8)	Employment Agreement between the Company and Vijay Ullal dated as of April 1, 1995(A)

10.34 (8)	Employment Agreement between the Company and Pirooz Parvarandeh dated as of November 1, 1994(A)

10.40 (9)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007(A)

10.41 (3)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees

10.42 (3)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders

10.43 (10)	The Company's 2008 Employee Stock Purchase Plan, as amended(A)

10.44 (11)	Release of Claims and Vesting Agreement for Officer Goodwill Payment(A)

10.45 (12)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.46 (14)	Agreement and Plan of Merger dated April 12, 2010, relating to the acquisition of Teridian Semiconductor Corp. by the Company

10.47 (15)	Underwriting Agreement, dated June 10, 2010, between the Company and J.P. Morgan Securities Inc. and Goldman, Sachs & Co.

10.48 (16)	Supplemental Indenture, dated as of June 17, 2010, between the Company and Wells Fargo Bank, National Association, as trustee

10.49	Change In Control Employee Severance Plan for U.S. Based Employees PDF provided as a courtesy

10.50	Change In Control Employee Severance Plan for Non-U.S. Based Employees PDF provided as a courtesy

10.51	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S. PDF provided as a courtesy

14	Code of Business Conduct and Ethics PDF provided as a courtesy

21.1	Subsidiaries of the Company PDF provided as a courtesy

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm PDF provided as a courtesy

24.1	Power of Attorney (see page 87)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

_________________

(A) Management contract or compensatory plan or arrangement.
_________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(2)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
(4)	Incorporated by reference to the Company's Period Report on Form 8-K filed on November 24, 2009.
(5)	Incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-19561 and to the Company's Annual Report on Form 10-K for the year ended June 25, 2005.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 1998.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.
(8)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 24, 2006.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.
(10)	Incorporated by reference as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 26, 2009.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2009.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 2009.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2009.
(14)	Incoporated by reference to the Company's Period Report on Form 8-K filed on April 14, 2010.
(15)	Incorporated by reference to the Company's Period Report on Form 8-K filed on June 16, 2010.
(16)	Incorporated by reference to the Company's Period Report on Form 8-K filed on June 18, 2010.