Form 10-Q
period 2010-09-25
MAXIM INTEGRATED PRODUCTS INC
filed 2010-11-02
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
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
YES [ ] NO [x]

As of October 26, 2010 there were 296,060,745 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 25, 2010	June 26, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$718,280	$826,512
Accounts receivable, net	331,347	339,322
Inventories	204,207	206,040
Deferred tax assets	121,034	217,017
Income tax refund receivable	40,578	83,813
Other current assets	46,235	33,909
Total current assets	1,461,681	1,706,613
Property, plant and equipment, net	1,323,192	1,324,436
Intangible assets, net	240,815	194,728
Goodwill	249,447	226,223
Other assets	29,968	30,325
TOTAL ASSETS	$3,305,103	$3,482,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$120,345	$107,797
Income taxes payable	11,991	13,053
Accrued salary and related expenses	144,195	175,858
Accrued expenses	47,943	37,030
Deferred income on shipments to distributors	32,286	25,779
Accrual for litigation settlement	—	173,000
Total current liabilities	356,760	532,517
Other liabilities	24,845	27,926
Income taxes payable	133,626	132,400
Deferred tax liabilities	147,952	136,524
Long term debt	300,000	300,000
Total liabilities	963,183	1,129,367
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock and capital in excess of par value	297	301
Retained earnings	2,355,323	2,364,598
Accumulated other comprehensive loss	(13,700)	(11,941)
Total stockholders' equity	2,341,920	2,352,958
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,305,103	$3,482,325

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 25, 2010	September 26, 2009
	(Amounts in thousands, except per share data)

Net revenues	$626,139	$449,246
Cost of goods sold (1)	239,925	197,619
Gross margin	386,214	251,627
Operating expenses:
Research and development (1)	127,779	116,343
Selling, general and administrative (1)	72,100	53,496
Intangible asset amortization	6,013	1,844
Impairment of long-lived assets	—	8,291
Severance and restructuring expenses (recoveries)	1,166	(1,561)
Other operating expenses (income), net	33	(16,885)
Total operating expenses	207,091	161,528
Operating income	179,123	90,099
Interest and other (expense) income, net	(3,676)	1,901
Income before provision for income taxes	175,447	92,000
Provision for income taxes	57,897	50,048
Net income	$117,550	$41,952

Earnings per share:
Basic	$0.39	$0.14
Diluted	$0.39	$0.13

Shares used in the calculation of earnings per share:
Basic	298,216	306,276
Diluted	301,688	312,162

Dividends paid per share	$0.21	$0.20

(1) Includes stock-based compensation charges as follows:
Cost of goods sold	$3,895	$5,461
Research and development	16,105	16,741
Selling, general and administrative	7,139	4,263
	$27,139	$26,465

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
Cash flows from operating activities:
Net income	$117,550	$41,952
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	27,139	26,465
Depreciation and amortization	52,134	36,496
Deferred taxes	92,635	17,809
Tax shortfall related to stock based compensation plans	(4,251)	(4,347)
Excess tax benefit related to stock based compensation	(1,038)	(1,983)
Impairment of long-lived assets	—	8,291
Loss on sale of property, plant and equipment	537	699
Loss from sale of equity investments	—	149
Changes in assets and liabilities:
Accounts receivable	9,541	(21,036)
Inventories	4,817	24,525
Other current assets and income tax refund receivable	33,482	10,595
Accounts payable	11,590	(14,891)
Income taxes payable	164	24,490
Deferred income on shipments to distributors	6,507	2,004
Accrued liabilities - goodwill payments above settlement date fair value	(164)	(453)
Accrued liabilities - litigation settlement	(173,000)	—
All other accrued liabilities	(19,144)	(12,250)
Net cash provided by operating activities	158,499	138,515
Cash flows from investing activities:
Purchase of property, plant and equipment	(38,529)	(26,463)
Proceeds from sale of property, plant, and equipment	535	340
Other non-current assets	—	953
Acquisitions	(73,107)	(4,000)
Proceeds from sales/maturities of available-for-sale securities	—	100,233
Net cash (used in) provided by investing activities	(111,101)	71,063
Cash flows from financing activities:
Excess tax benefit related to stock based compensation	1,038	1,983
Mortgage liability	(3,237)	(10)
Repurchase of options	(196)	(209)
Proceeds from derivative litigation settlement	—	2,460
Repayment of notes payable	(1,422)	—
Issuance of common stock	(4,863)	(8,175)
Repurchase of common stock	(84,483)	(17,569)
Dividends paid	(62,467)	(61,377)
Net cash used in financing activities	(155,630)	(82,897)
Net (decrease) increase in cash and cash equivalents	(108,232)	126,681
Cash and cash equivalents:
Beginning of period	826,512	709,348
End of period	$718,280	$836,029
Supplemental disclosures of cash flow information:
Cash (refunded) paid, net during the period for income taxes	$(73,885)	$281
Noncash investing and financing activities:
Accounts payable related to property, plant, and equipment purchases	$16,696	$18,482

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (GAAP) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. The results of operations for the three month period ended September 25, 2010 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2011 is a 52-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU will be effective on a prospective basis for milestones achieved beginning in our second quarter of fiscal 2011. The Company does not expect the adoption of this ASU to have a significant effect on its consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

The components of inventories consist of:

	September 25, 2010	June 26, 2010
Inventories:	(in thousands)
Raw materials	$17,656	$16,747
Work-in-process	134,221	140,497
Finished goods	52,330	48,796
	$204,207	$206,040

Property, plant and equipment, net consist of:

	September 25, 2010	June 26, 2010
Property, plant and equipment:	(In thousands)
Land	$87,237	$87,237
Buildings and building improvements	336,242	341,734
Machinery and equipment	1,913,952	1,872,349
	2,337,431	2,301,320
Less: accumulated depreciation and amortization	(1,014,239)	(976,884)
	$1,323,192	$1,324,436

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

The Company's Level 3 assets include assets held for sale.

Assets and liabilities measured at fair value on a recurring basis as of September 25, 2010 were as follows:

		Fair Value Measurements Using
	Balance as of September 25, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds (1)	$619,291	$616,117	$3,174	$—
Foreign currency forward contracts, (net)	(279)	—	(279)	—
Total assets measured at fair value	$619,012	$616,117	$2,895	$—

(1)    Included in Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheets as of September 25, 2010

Assets and liabilities measured at fair value on a non-recurring basis as of September 25, 2010 were as follows:

		Fair Value Measurements Using
	Balance as of September 25, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Assets held for sale (1)	$2,592	$—	$—	$2,592
Total assets measured at fair value	$2,592	$—	$—	$2,592

(1)    Included in Other Assets in the accompanying Condensed Consolidated Balance Sheets as of September 25, 2010

The losses recorded during the three months ended September 25, 2010 and the three months ended September 26, 2009 were as follows:

	Total Gains (Losses) for
	Three Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
Impairment of long-lived assets designated as held for sale during the period	$—	$(8,291)
Gains on sale of assets previously classified as held for sale	113	—
Total losses recorded for non-recurring measurements	$113	$(8,291)

The Company's non-financial assets were measured and recorded at fair value during the three months ended September 25, 2010 due to previously disclosed events and circumstances, that indicated that the carrying value of the assets or the asset grouping was not recoverable and the Company's decision to hold these assets for sale, resulting in other-than-temporary impairment charges. Most of these asset impairments relate to fab and end-of-line manufacturing assets.

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash and cash equivalents and the 3.45% fixed rate senior long-term debt issued in June 2010 (See Note 17: Long-Term Debt). The Company does not use derivative financial instruments to hedge the risk of interest rate volatility. At September 25, 2010, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Debt Risk

In June 2010, the Company issued $300 million in senior, unsecured debt due in 2013 with an effective interest rate of 3.49% (See Note 17: Long-Term Debt).  The debt indenture includes covenants that limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to raise secure debt funding in the future, if needed.  In circumstances involving a change of control of the Company followed by a downgrade of the rating of the Company's notes, the Company would be required to make an offer to repurchase these notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The Company's ability to repurchase the notes in such events may be limited by the Company's then-available financial resources or by the terms of other agreements to which the Company is a party. Although the Company currently has the funds necessary to retire this debt, funds might not be available to repay the notes when they come due in the future.

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

For derivative instruments that are designated and qualify as cash flow hedges under ASC No. 815, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings into the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in interest and other (expense) income, net.

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

The outstanding notional amounts of hedge contracts, with maximum maturity of 3 months, were as follows for September 25, 2010 and June 26, 2010:

	September 25, 2010	June 26, 2010
	(in thousands)
Cash flow hedge contracts
Purchase	$22,971	$3,693
Sell	(11,044)	(16,392)
Other foreign currency hedge contracts
Purchase	8,219	7,287
Sell	(30,988)	(24,994)
Net	$(10,842)	$(30,406)

The location and fair value amounts of the Company's derivative instruments reported in its Consolidated Balance Sheet as of September 25, 2010 is as follows:

	Fair Value of Derivatives Instrument
	Balance Sheet Location	September 25, 2010	June 26, 2010
		(in thousands)
Derivatives designated as hedging instruments	Accrued expenses	$156	$(235)

Derivatives not designated as hedging instruments	Accrued expenses	(435)	(598)

Total derivatives	Accrued expenses	$(279)	$(833)

Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive income loss related to derivative instruments during the three months ended September 25, 2010.

	Three Months Ended
	September 25, 2010	June 26, 2010
	(in thousands)
Beginning balance	$(235)	$—
Amount reclassified to income	2,510	—
Net change-current year other comprehensive income (loss)	(2,119)	(235)
Ending balance	$156	$(235)

The locations and amounts of non-designated derivative instruments' gains and losses in the Consolidated Statements of Income for the three months ended September 25, 2010 and September 26, 2009 are as follows:

	Locations in Financial Statements
	Three Months Ended
	September 25, 2010				September 26, 2009
	Accumulated OCI	Revenues	Interest income and other net	Total	Accumulated OCI	Revenues	Interest income and other net	Total
Derivatives Designated as Hedging Instruments Gain (loss) in OCI on derivative (effective portion)	$(2,119)	$—	$—	$(2,119)	$—	$—	$—	$—

Loss reclassified from accumulated OCI into income(effective portion)	—	1,644	866	2,510	—	—	—	—

Derivatives Not Designated as Hedging Instruments Gain (loss) recognized in income	$—	$—	$(702)	$(702)	$—	$—	$(1,550)	$(1,550)

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

In United States Dollars	September 25, 2010	June 26, 2010
	(in thousands)
Euro	$(11,590)	$(17,874)
Japanese Yen	(16,791)	(17,923)
British Pound	5,010	(3,512)
Other	12,530	8,903
Total	$(10,841)	$(30,406)

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 25, 2010 and September 26, 2009:

Stock-based compensation expense by type of award
	Three Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
Cost of goods sold
Stock options	$754	$2,015
Restricted stock units	2,774	3,078
Employee stock purchase plan	367	368
	$3,895	$5,461
Research and development expense
Stock options	$4,549	$4,131
Restricted stock units	10,214	11,197
Employee stock purchase plan	1,342	1,413
	$16,105	$16,741
Selling, general and administrative expense
Stock options	$1,629	$1,749
Restricted stock units	5,158	2,378
Employee stock purchase plan	352	136
	$7,139	$4,263
Total stock-based compensation expense
Stock options	$6,932	$7,895
Restricted stock units	18,146	16,653
Employee stock purchase plan	2,061	1,917
Pre-tax stock-based compensation expense	27,139	26,465
Less: income tax effect	7,339	8,017
Net stock-based compensation expense	$19,800	$18,448

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

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of RSUs under the Goodwill Program contained market and service conditions. The Company recognized $0.2 million and $3.3 million in stock-based compensation expenses related to this program during the three months ended September 25, 2010 and September 26, 2009, respectively.

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

The fair value of share-based awards granted to employees has been estimated at the date of grant using a Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended
	September 25, 2010	September 26, 2009
Expected holding period (in years)	5.2	4.6
Risk-free interest rate	1.7%	2.6%
Expected stock price volatility	37.0%	38.3%
Dividend yield	4.2%	5.4%

ESP Plan
Three Months Ended
	September 25, 2010	September 26, 2009
Expected holding period (in years)	—	—
Risk-free interest rate	—%	—%
Expected stock price volatility	—%	—%
Dividend yield	—%	—%
The weighted-average fair value of stock options granted was $3.76 and $3.52 per share for the three months ended September 25, 2010 and September 26, 2009, respectively. The weighted-average fair value of RSUs granted was $14.25 and $15.86 per share for the three months ended September 25, 2010 and September 26, 2009, respectively.

Stock Option Plans

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 25, 2010 and their activity for the three months ended September 25, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 26, 2010	29,162,507	$27.05
Options Granted	3,076,580	16.58
Options Exercised	(75,132)	12.83
Options Cancelled	(418,963)	30.71
Balance at September 25, 2010	31,744,992	$25.93	4.2	$41,108,099
Exercisable, September 25, 2010	17,440,443	$33.43	2.9	$5,118,811
Vested and expected to vest, September 25, 2010	29,535,079	$33.43	4.1	$36,800,591

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on September 24, 2010, the last business day proceeding the fiscal quarter-end multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 25, 2010.

As of September 25, 2010, there was $44.9 million of total unrecognized stock compensation cost related to 14.3 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of September 25, 2010 and their activity during the three months ended September 25, 2010:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 26, 2010	10,575,417
Restricted stock units granted	3,043,214
Restricted stock units released	(1,084,389)
Restricted stock units cancelled	(149,252)
Balance at September 25, 2010	12,384,990	2.7	$221,879,959
Vested and expected to vest, September 25, 2010	10,014,844	2.6	$179,866,594

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on September 24, 2010, the last business day preceding the fiscal quarter-end multiplied by the number of RSUs outstanding or expected to vest as of September 25, 2010.

The Company withheld shares totaling $5.5 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the three months ended September 25, 2010. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 25, 2010, there was $153.6 million of unrecognized compensation expense related to 12.4 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.8 years.

2008 Employee Stock Purchase Plan:

As of September 25, 2010, there was $1.4 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended
	September 25, 2010	September 26, 2009
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$117,550	$41,952

Denominator for basic earnings per share	298,216	306,276
Effect of dilutive securities:
Stock options, ESPP and RSUs	3,472	5,886
Denominator for diluted earnings per share	301,688	312,162
Earnings per share:
Basic	$0.39	$0.14
Diluted	$0.39	$0.13
Approximately 22.2 million and 20.1 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the three months ended September 25, 2010 and September 26, 2009, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results as one reportable segment. The Company designs, develops, manufactures and markets a broad range of analog integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The Company has fifteen operating segments which aggregate into one reportable segment. Two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

•the nature of products and services;
•the nature of the production processes;
•the type or class of customer for their products and services; and
•the methods used to distribute their products or provide their services.
The Company meets each of the aggregation criteria for the following reasons:

•the sale of analog and mixed signal integrated circuits is the primary source of revenue for each of the Company's fifteen operating segments;
•the integrated circuits sold by each of the Company's operating segments are manufactured using similar semiconductor manufacturing processes;

•the integrated circuits marketed by each of the Company's operating segments are sold to the same types of customers; and
•all of the Company's integrated circuits are sold through a centralized sales force and common wholesale distributors.
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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
United States	$96,188	$68,967
China	232,301	141,421
Japan	37,122	34,410
Korea	85,900	82,515
Rest of Asia	64,069	51,729
Europe	89,903	60,888
Rest of World	20,656	9,316
	$626,139	$449,246

Net long-lived assets by geographic region were as follows:

	September 25, 2010	June 26, 2010
	(in thousands)
United States	$967,032	$983,761
Philippines	212,389	216,738
Thailand	135,266	116,050
Rest of World	8,505	7,887
	$1,323,192	$1,324,436

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized (losses) gains on available-for-sale investments and forward exchange contracts, deferred income taxes on unrealized exchange (losses) gains on intercompany receivables, and actuarial loss on post-retirement benefits. The components of comprehensive (loss) income and related tax effects were as follows:

	Three Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
Net income, as reported	$117,550	$41,952
Change in unrealized losses on investments, net of tax benefits (expenses) of $0, $213, respectively	(243)	(371)
Change in unrealized gains on investments, forward exchange contracts, net of tax benefits (expenses) of $(142), $0, respectively	248	—
Deferred tax on unrealized exchange gains on intercompany receivables	(1,822)	(428)
Actuarial gains on post-retirement benefits, net of tax (expense) benefit of $(33), $(29), respectively	58	52
Total comprehensive income	$115,791	$41,205

Accumulated other comprehensive income presented in the Condensed Consolidated Balance Sheets at September 25, 2010 and June 26, 2010 consist of net unrealized gains on available-for-sale investments of $0.0 million and $0.2 million, respectively, net foreign currency translation loss adjustments of $(1.5) million and $(1.5) million, respectively, actuarial losses on post-retirement benefits of $(4.6) million and $(4.7) million, respectively, net unrealized gain (losses) of forward exchange contracts of $0.1 million and $(0.2) million, respectively, and deferred income tax of $(7.7) million and $(5.7) million, respectively, on unrealized exchange gains (losses) related to an intercompany receivable that is of a long-term investment nature.

NOTE 10: INCOME TAXES

In the three months ended September 25, 2010, the Company recorded an income tax provision of $57.9 million, compared to an income tax provision of $50.0 million for the three months ended September 26, 2009.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three months ended September 25, 2010 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower rates.

The Company's income tax provision for the three months ended September 26, 2009 was higher than the amount computed by applying the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts as well as licensing rights to preexisting intangibles.

Management estimates that it is reasonably possible that the liability for gross unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by approximately $80 million. Such changes could occur based on the expiration of various statutes of limitations and the possible settlement of ongoing tax audits.

In the third quarter of fiscal year 2010, the IRS commenced an examination of the Company's federal corporate income tax returns for the fiscal years 2007 and 2008 that was still ongoing as of September 25, 2010. Management believes that it has adequately provided for any adjustments that may result from the IRS examination.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company alleging, among other things, wrongful conduct of back-dating stock options as well as security law violations. The Company was named solely as a nominal defendant against whom the plaintiffs sought no recovery.

The parties to the derivative litigation in the Delaware Court of Chancery entered into a stipulated settlement agreement on September 16, 2008, and on January 2, 2009, the Delaware Court of Chancery approved the settlement and entered a Final Order and Judgment. All derivative actions pending in the California Superior Court have since been dismissed, with prejudice. Net settlement proceeds of $18.9 million were received by the Company on September 10, 2009. The Company recognized an increase to additional paid in capital of $2.5 million related to excess gains while the remainder of the proceeds of $16.4 million was recorded as a reduction in Other operating expenses (income), net.

On February 6, 2008, a putative class action complaint was filed against the Company, its former chief executive officer, now deceased, and its former chief financial officer in the U.S. District Court for the Northern District of California alleging claims under the federal securities laws based on certain alleged misrepresentations and omissions in the Company's public disclosures concerning its stock option accounting practices. On May 15, 2008, the Court appointed the Cobb County Government Employees Pension Plan, the DeKalb County Pension Plan and the Mississippi Public Employees Retirement System as co-lead plaintiffs (collectively, "Lead Plaintiffs"). On November 14, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint, which, among other things, added the Company's former treasurer as a defendant.

On May 3, 2010, Lead Plaintiffs and the Company entered into a memorandum of understanding reflecting an agreement in principle to settle all claims asserted against all defendants in the action, which provided for the payment of $173 million in cash by the Company, and on June 18, 2010, Lead Plaintiffs and the Company entered into, and Lead Plaintiffs filed with the Court, a formal stipulation of settlement memorializing the agreement to settle all claims against all defendants in the action. On July 23, 2010, the Company paid the $173 million settlement amount into an escrow fund in accordance with the terms of the settlement. On September 29, 2010, the Court issued its Final Order and Judgment finally approving the settlement.

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

During the three months ended September 25, 2010, the Company repurchased approximately 4.9 million shares of its common stock for $84.5 million. At the end of the fiscal quarter ended September 25, 2010, the Company was authorized to repurchase up to an additional $240.3 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 13: IMPAIRMENT OF LONG-LIVED ASSETS

End of Line Sorting and Testing Facilities

During the first quarter of fiscal year 2010, the Company identified certain assets as excess or obsolete primarily due to changes in certain manufacturing technology. In connection with these circumstances, the Company recorded a charge for the write-down of equipment to its estimated fair value. The total charge of $5.0 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets.

Fabrication Facility, Oregon

During the first quarter of fiscal year 2010, as a result of reduced future wafer output requirements associated with equipment utilizing certain process technologies, the Company recorded a write-down of equipment to be sold to the equipment's estimated fair value. This charge of $3.3 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets.

NOTE 14: RESTRUCTURING ACTIVITIES

Business Unit Reorganization

During the three months ended September 25, 2010, the Company recorded and paid approximately $1.2 million in severance costs associated with the reorganization of one if its business units and to employees from the Teridian acquisition who remained employed for a temporary period following the completion of the acquisition for transitional purposes.

Shutdown of Dallas fab

During the three months ended September 26, 2009, the Company recorded approximately $1.6 million in restructuring costs associated with the closure of the Dallas, Texas wafer manufacturing facility. These costs consisted of decommissioning of equipment at the facility and estimated severance and benefits associated with employees of the facility.

Activity and liability balances related to the restructuring activity for the three months ended September 25, 2010 were as follows:

Severance and Benefits
(in thousands)
Balance at June 26, 2010	$748

Restructuring accrual	1,240
Cash payments	(1,216)
Changes in estimates	(75)

Balance at September 25, 2010	$697

The Company has included $0.7 million within the line item Accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 15: ACQUISITIONS

PHYWORKS

On September 7, 2010, the Company acquired Phyworks Limited. (“Phyworks”), a developer of high-speed communications integrated circuits.  The total cash consideration associated with the acquisition was $76.0 million. The acquired assets included cash of $4.6 million, accounts receivable of $1.2 million, inventories of $2.9 million, $0.1 million in prepaid expenses and other current assets, $0.4 million in fixed assets. The Company preliminarily allocated $1.9 million to customer order backlog, $47.1 million to Intellectual Property, $5.8 million to in process research and development, $1.6 million to customer relationships, $0.3 million to tradename, and $26.1 million to goodwill.  The Company also assumed $3.8 million in accounts payable and accrued liabilities and $12.2 million in deferred tax liabilities. The Company expects that none of the goodwill will be deductible for tax purposes.

The accompanying Consolidated Financial Statements for the first quarter of fiscal year 2011 include the operations of Phyworks commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations.

TERIDIAN

On May 11, 2010, the Company completed its purchase of Teridian Semiconductor, Inc. (“Teridian”), a fabless mixed-signal semiconductor company focused on electricity metering and energy measurement for the smart grid. The total cash consideration associated with the acquisition was $314.9 million. The acquired assets included cash of $2.1 million, accounts receivable of $7.3 million, inventories of $14.0 million, $2.7 million in prepaid expenses and other current assets, $2.1 million in fixed assets, $4.3 million in customer order backlog, $85.6 million in Intellectual Property, $3.1 million of in process research and development, $44.7 million in customer relationships, $1.0 million in tradename, $13.8 million in deferred tax assets and $196.6 million in goodwill. The Company also assumed $14.1 million in accounts payable and accrued liabilities and $48.3 million in deferred tax liabilities. The Company expects that none of the goodwill will be deductible for tax purposes. During the three months ended September 25, 2010 the Company adjusted the carrying values of certain acquired assets and liabilities primarily related to reserves and allowances resulting in a reduction in goodwill of approximately $2.9 million.

L&L ENGINEERING

During the first quarter of fiscal year 2010, the Company acquired L&L Engineering, a company developing digital power converter technology for approximately $4.0 million in cash. The Company may pay up to an additional $5.5 million based on the achievement of certain product development and product release milestones and continued employment of certain key employees assumed from L&L Engineering. The Company preliminarily allocated $1.1 million to in-process research and development and $2.9 million to goodwill. The Company will amortize the in-process research and development over the estimated life of the technology upon completion of its development. The Company expects that all of the goodwill will be deductible for tax purposes.

NOTE 16: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual impairment analysis during the first quarter 2011 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Activity and goodwill balances for the three months ended September 25, 2010 were as follows:

Goodwill
Balance at June 26, 2010	$226,223
Acquisition	26,086
Adjustments	(2,862)
Balance at September 25, 2010	$249,447

During the three months ended September 25, 2010 the Company adjusted the carrying values of certain acquired assets and liabilities primarily related to reserves and allowances with the Teridian acquisition, resulting in a reduction in goodwill of approximately $2.9 million.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	September 25, 2010
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property *	$204,112	$40,004	$164,108
Customer relationships	88,630	14,998	73,632
Tradename	1,700	406	1,294
Backlog	6,400	4,619	1,781
Total intangible assets	$300,842	$60,027	$240,815
* Original cost includes $11.8 million of In-process research and development acquired from L&L Engineering, Phyworks, Teridian and Trinity.

	June 26, 2010
	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property *	$149,462	$33,305	$116,157
Customer relationships	87,030	11,745	75,285
Tradename	1,400	264	1,136
Backlog	4,500	2,350	2,150
Total intangible assets	$242,392	$47,664	$194,728

* The total above excludes $4.2 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
Cost of goods sold
Intellectual property	$6,349	$2,346
Total	6,349	2,346

Intangible Asset Amortization
Intellectual property	350	350
Customer relationships	3,253	1,410
Tradename	141	34
Backlog	2,269	50
Total	6,013	1,844

Total Intangible Asset Amortization Expenses	$12,362	$4,190

The following table represents the estimated future amortization expense of intangible assets as of September 25, 2010:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2011	$35,705
2012	46,041
2013	41,210
2014	35,162
2015	32,902
Thereafter	38,046
Total *	$229,066
* The total above excludes $11.8 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

NOTE 17: LONG-TERM DEBT

On June 17, 2010, the Company completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the Notes) due 2013, with an effective interest rate of 3.49%. Interest on the notes will be payable semi-annually in arrears on June 14 and December 14 of each year, commencing December 14, 2010. The Notes are governed by a base and supplemental indenture dated June 10, 2010 and June 17, 2010, respectively, between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds of the offering were approximately $298 million, after issuing at a discount and deducting expenses, and are included in the financing activities in the Consolidated Statement of Cash Flows. The Company accounts for the Notes based on their amortized cost. The discount and expenses will be amortized to interest income and other, net over the life of the Notes. Interest expenses associated with the Notes was $2.8 million and $0 during the three months ended September 25, 2010 and September 26, 2009, respectively and is recorded in Interest and other (expenses) income, net in the Consolidated Statements of Income.

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and related allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets, intangible assets, and goodwill; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; and accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and operating expenses. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on our reported results of operations for a given period.

There have been no significant changes to the Company's critical accounting policies during the three months ended September 25, 2010, as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 25, 2010	September 26, 2009

Net revenues	100.0%	100.0%
Cost of goods sold	38.3%	44.0%
Gross margin	61.7%	56.0%
Operating expenses:
Research and development	20.4%	25.9%
Selling, general and administrative	11.5%	11.9%
Intangible asset amortization	1.0%	0.4%
Impairment of long-lived assets	—%	1.8%
Severance and restructuring expenses (recoveries)	0.2%	(0.3)%
Other operating expenses (income), net	—%	(3.8)%
Total operating expenses	33.1%	35.9%
Operating income	28.6%	20.1%
Interest and other (expense) income, net	(0.6)%	0.4%
Income before provision for income taxes	28.0%	20.5%
Provision for income taxes	9.2%	11.1%
Net income	18.8%	9.4%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 25, 2010	September 26, 2009

Cost of goods sold	0.6%	1.2%
Research and development	2.6%	3.7%
Selling, general and administrative	1.1%	0.9%
	4.3%	5.9%

Net Revenues

Net revenues were $626.1 million and $449.2 million for the three months ended September 25, 2010 and September 26, 2009, respectively, an increase of 39.4%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments from all four markets increased during the three months ended September 25, 2010 as compared to September 26, 2009 due to improved demand for our products primarily in the Consumer and Industrial markets.

During the three months ended September 25, 2010 and September 26, 2009, approximately 85% and 85% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 25, 2010 and September 26, 2009 was immaterial.

Gross Margin

Our gross margin percentage was 61.7% and 56.0% for the three months ended September 25, 2010 and September 26, 2009, respectively. The gross margin percentage for the three months ended September 25, 2010, as compared to the three months ended September 26, 2009, increased primarily due to improved factory utilization and decreased inventory write-downs of $3.7 million. These improvements were offset by a $4.0 million increase in intangible asset amortization and $4.4 million of expense related to the write-up of acquired inventory due to acquisitions.

Research and Development

Research and development expenses were $127.8 million and $116.3 million for the three months ended September 25, 2010 and September 26, 2009, respectively, which represented 20.4% and 25.9% of net revenues, respectively. The $11.5 million increase in research and development expenses was primarily attributable to an increase in salaries, bonuses, and benefits of $9.1 million, most of which is related to higher bonus levels in connection with increased profitability for first quarter of fiscal year 2011.

Selling, General and Administrative

Selling, general and administrative expenses were $72.1 million and $53.5 million for the three months ended September 25, 2010 and September 26, 2009, respectively, which represented 11.5% and 11.9% of net revenues, respectively. The $18.6 million increase in selling, general and administrative expenses was primarily attributable to an increase in salaries, bonuses, and benefits of $11.8 million.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 25, 2010 and September 26, 2009;

Stock-based compensation expense by type of award
	Three Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
Cost of goods sold
Stock options	$754	$2,015
Restricted stock units	2,774	3,078
Employee stock purchase plan	367	368
	$3,895	$5,461
Research and development expense
Stock options	$4,549	4,131
Restricted stock units	10,214	11,197
Employee stock purchase plan	1,342	1,413
	$16,105	$16,741
Selling, general and administrative expense
Stock options	$1,629	$1,749
Restricted stock units	5,158	2,378
Employee stock purchase plan	352	136
	$7,139	$4,263
Total stock-based compensation expense
Stock options	$6,932	$7,895
Restricted stock units	18,146	16,653
Employee stock purchase plan	2,061	1,917
Pre-tax stock-based compensation expense	27,139	26,465
Less: income tax effect	7,339	8,017
Net stock-based compensation expense	$19,800	$18,448

Pre-tax stock-based compensation increased to $27.1 million during the three months ended September 25, 2010 from 26.5 million during the three months ended September 26, 2009, which represented 4.3% and 5.9% of net revenues, respectively.

Intangible Asset Amortization Expenses

Intangible asset amortization expenses were $6.0 million and $1.8 million for the three months ended September 25, 2010 and September 26, 2009, respectively. The $4.2 million increase in intangible asset amortization expenses is primarily attributable to the acquisition of Phyworks in the first quarter of fiscal year 2011 and the acquisition of Teridian in the fourth quarter of fiscal year 2010.

Impairment of Long-lived Assets

End of Line Sorting and Testing Facilities

During the first quarter of fiscal year 2010, the Company identified certain assets as excess or obsolete primarily due to changes in certain manufacturing technology. In connection with these circumstances, the Company recorded a charge for the write-down of equipment to its estimated fair value. The total charge of $5.0 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.6 million in Other Assets in the Condensed Consolidated Balance Sheet as of September 25, 2010.

Fabrication Facility, Oregon

During the first quarter of fiscal year 2010, as a result of reduced future wafer output requirements associated with equipment utilizing certain process technologies, the Company recorded a write-down of equipment to be sold to the equipment's estimated fair value. This charge of $3.3 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included $0.5 million in Other Assets in the Condensed Consolidated Balance Sheet as of September 25, 2010.

Severance and Restructuring Expenses

Business Unit Reorganization

During the three months ended September 25, 2010, the Company recorded and paid approximately $1.2 million in severance costs associated with the reorganization of one if its business units and to employees from the Teridian acquisition who remained employed for a temporary period following the completion of the acquisition for transitional purposes.

Shutdown of Dallas fab

During the three months ended September 26, 2009, the Company recorded approximately $1.6 million in restructuring costs associated with the closure of the Dallas, Texas wafer manufacturing facility. These costs consisted of decommissioning of equipment at the facility and estimated severance and benefits associated with employees of the facility.

Other Operating Expenses (Income), Net

Other operating expenses, net primarily consists of expense items related to the restatement of previously reported financial statements and associated litigation.

The following table summarizes activities for the three months ended September 25, 2010 and September 26, 2009:

	Three Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
Legal and accounting expenses	$935	$5,742
Payroll tax and related adjustments	(902)	(6,229)
Derivative litigation settlement	—	(16,419)
Other	—	21
Total	$33	$(16,885)

The Company incurred $0.9 million and $5.7 million in legal and accounting expenses associated with the restatement of certain of its previously filed financial statements during the three months ended September 25, 2010 and September 26, 2009, respectively. The decrease of $4.8 million in restatement related legal and accounting fees is primarily due to decreased indemnification related legal fees associated with the legal settlement of the derivative litigation during the first quarter of fiscal year 2010.

As a result of the Company's investigation into its equity awards, the Company recorded certain U.S. and foreign payroll tax, interest and penalty accruals in prior years. During the three months ended September 25, 2010 and September 26, 2009, the Company reversed $0.9 million and $6.2 million, respectively, of these accruals due to the expiration of the tax statute of limitations in various foreign jurisdictions.

During the three months ended September 26, 2009 the company also recognized $16.4 million in income attributable to gains directly related to proceeds received associated with the settlement of the derivative litigation during the first quarter of fiscal year 2010. See Note 11 "Commitments and Contingencies".

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, was $(3.7) million and $1.9 million for the three months ended September 25, 2010 and

September 26, 2009, respectively. This increase in expense, or decrease in income, was primarily driven by increased interest expenses of $2.8 million related to long-term debt obligations, increased foreign exchange losses of $1.0 million, and decreased interest income of $1.1 million due to lower average interest rates and lower invested cash and cash equivalents.

Provision for Income Taxes

In the three months ended September 25, 2010, the Company recorded an income tax provision of $57.9 million compared to an income tax provision of $50.0 million for the three months ended September 26, 2009.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three months ended September 25, 2010 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower rates.

The Company's income tax provision for the three months ended September 26, 2009 was higher than the amount computed by applying the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts as well as licensing rights to preexisting intangibles.

We expect that our effective tax rate for the remainder of the fiscal year 2011 will be lower than 35% as the Company's new global structure becomes fully operational. However, the effective tax rate could be adversely impacted should the expected tax benefits from the new global structure occur later than expected or be lower than expected, which could have a material adverse impact on our results of operations.

Management estimates that it's reasonably possible that the liability for gross unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by approximately $80 million. Such changes could occur based on the expiration of various statutes of limitations and the possible settlement of ongoing tax audits.

In the third quarter of fiscal year 2010, the IRS commenced an examination of the Company's federal corporate income tax returns for the fiscal years 2007 and 2008 that was still ongoing as of September 25, 2010. Management believes that it has adequately provided for any adjustments that may result from the IRS examination.

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU will be effective on a prospective basis for milestones achieved beginning in our second quarter of fiscal 2011. The Company does not expect the adoption of this ASU to have a significant effect on its consolidated financial statements.

BACKLOG

At September 25, 2010, backlog shippable within the next quarter was approximately $594.5 million. The Company's backlog shippable within the next quarter at the end of the quarter ended June 26, 2010 was approximately $613.5 million. Our backlog is subject to revisions, cancellations and rescheduling which could have a material impact on the timing and extent of our revenues and is not indicative of revenue projections for subsequent quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows were as follows:

	Three Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
Net cash provided by operating activities	$158,499	$138,515
Net cash (used in) provided by investing activities	(111,101)	71,063
Net cash used in financing activities	(155,630)	(82,897)
Net increase (decrease) in cash and cash equivalents	$(108,232)	$126,681

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the three months ended September 25, 2010 increased by approximately $20.0 million compared with three months ended September 26, 2009. This is due to increases in net income of $75.6 million, increases in non-cash adjustments of $83.6 million, primarily related to a decrease in deferred tax assets, which were offset by a decrease in other working capital changes of $139.2 million, which was negatively impacted by the payment of $173.0 million related to the litigation settlement. (See Note 11: Commitments and Contingencies)

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities and acquisitions.

Cash provided by investing activities decreased $182.2 million for the three months ended September 25, 2010 compared with the three months ended September 26, 2009. The decrease in cash provided by investing activities is primarily due to maturity of short-term investments of $100.2 million during the three months ended September 26, 2009, as the Company shifted its investment portfolio to money market funds, and cash used for acquisitions, which increased to $73.1 million during the three months ended September 25, 2010 as compared with $4.0 million during the three months ended September 26, 2009. Additionally, cash used in investing activities for the three months ended September 25, 2010 and the three months ended September 26, 2009 included capital expenditures of $38.5 million and $26.5 million, respectively.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities increased by approximately $72.7 million for the three months ended September 25, 2010 compared with the three months ended September 26, 2009. This increase was primarily due to an increase in repurchases of common stock of $66.9 million.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet the requirements of its business for the next twelve months, including its working capital requirements and its anticipated level of capital expenditures.

Off-Balance-Sheet Arrangements

As of September 25, 2010, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 25, 2010. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of September 25, 2010. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 25, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 26, 2010, which is herein incorporated by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended September 25, 2010:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Jun. 27, 2010 - Jul. 24, 2010	2,100	$17.52	2,100	$288,016
Jul. 25, 2010 - Aug. 21, 2010	2,040	17.57	2,040	252,177
Aug. 22, 2010 - Sep. 25, 2010	715	16.59	715	240,323
Total for the quarter	4,855	$17.40	4,855	$240,323

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

In the fiscal quarter ended September 25, 2010, the Company repurchased approximately 4.9 million shares of its common stock for approximately $84.5 million. As of the end of the fiscal quarter ended September 25, 2010, the Company was authorized to repurchase up to an additional $240.3 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: RESERVED

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 25, 2010, (ii) Condensed Consolidated Balance Sheets at September 25, 2010 and June 26, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 25, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2010	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer