Form 10-K/A
period 2010-06-26
MAXIM INTEGRATED PRODUCTS INC
filed 2010-11-30
CIK 743316

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

EXPLANATORY NOTE
This amendment to Maxim Integrated Products, Inc.'s Annual Report on Form 10-K for the year ended June 26, 2010, which was filed with the Securities and Exchange Commission on August 19, 2010 (the “Form 10-K”), is being filed to include the signature of the Company's Principal Financial Officer. No other changes have been made to the Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 30, 2010	MAXIM INTEGRATED PRODUCTS, INC.

By: /s/ Bruce E. Kiddoo

Senior Vice President, Chief Financial Officer and Principal Financial Officer (For the Registrant, as Principal Financial Officer)

November 30, 2010	MAXIM INTEGRATED PRODUCTS, INC.

By: /s/ Dave Caron

Vice President and Principal Accounting Officer (For the Registrant, as Principal Accounting Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief	November 30, 2010
Tunc Doluca	Executive Officer
(Principal Executive Officer)

*	Director	November 30, 2010
James R. Bergman

*	Director	November 30, 2010
Joseph R. Bronson

*	Director	November 30, 2010
Robert E. Grady

*	Director and	November 30, 2010
B. Kipling Hagopian	Chairman of the Board

*	Director	November 30, 2010
William D. Watkins

*	Director	November 30, 2010
A.R. Wazzan

*By: /s/ Bruce E. Kiddoo
Bruce E. Kiddoo, Attorney-in-Fact