Form 10-Q
period 2010-12-25
MAXIM INTEGRATED PRODUCTS INC
filed 2011-01-24
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2010
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
YES [ ] NO [x]

As of January 14, 2011 there were 296,476,075 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 25, 2010	June 26, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$798,344	$826,512
Accounts receivable, net	293,264	339,322
Inventories	217,578	206,040
Deferred tax assets	122,552	217,017
Income tax refund receivable	643	83,813
Other current assets	129,305	33,909
Total current assets	1,561,686	1,706,613
Property, plant and equipment, net	1,298,155	1,324,436
Intangible assets, net	228,450	194,728
Goodwill	249,777	226,223
Other assets	27,625	30,325
TOTAL ASSETS	$3,365,693	$3,482,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96,469	$107,797
Income taxes payable	8,023	13,053
Accrued salary and related expenses	160,435	175,858
Accrued expenses	36,158	37,030
Deferred income on shipments to distributors	34,265	25,779
Accrual for litigation settlement	—	173,000
Total current liabilities	335,350	532,517
Long term debt	300,000	300,000
Income taxes payable	159,775	132,400
Deferred tax liabilities	161,430	136,524
Other liabilities	24,172	27,926
Total liabilities	980,727	1,129,367
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock and capital in excess of par value	297	301
Retained earnings	2,399,329	2,364,598
Accumulated other comprehensive loss	(14,660)	(11,941)
Total stockholders' equity	2,384,966	2,352,958
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,365,693	$3,482,325

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
	(Amounts in thousands, except per share data)

Net revenues	$612,936	$473,515	$1,239,075	$922,761
Cost of goods sold (1)	232,661	181,727	472,586	379,346
Gross margin	380,275	291,788	766,489	543,415
Operating expenses:
Research and development (1)	130,001	118,017	257,780	234,360
Selling, general and administrative (1)	72,240	59,812	144,340	113,308
Intangible asset amortization	4,447	1,846	10,460	3,690
Impairment of long-lived assets	—	—	—	8,291
Severance and restructuring expenses	488	2,063	1,654	502
Other operating expenses (income), net	21,100	921	21,133	(15,964)
Total operating expenses	228,276	182,659	435,367	344,187
Operating income	151,999	109,129	331,122	199,228
Interest and other (expense) income, net	(4,100)	3,630	(7,776)	5,531
Income before provision for income taxes	147,899	112,759	323,346	204,759
Provision for income taxes	38,309	54,124	96,206	104,172
Net income	$109,590	$58,635	$227,140	$100,587

Earnings per share:
Basic	$0.37	$0.19	$0.76	$0.33
Diluted	$0.36	$0.19	$0.75	$0.32

Shares used in the calculation of earnings per share:
Basic	296,550	305,324	297,329	305,821
Diluted	303,260	310,090	301,867	310,798

Dividends paid per share	$0.21	$0.20	$0.42	$0.40

(1) Includes stock-based compensation charges as follows:
Cost of goods sold	$3,748	$5,265	$7,643	$10,726
Research and development	$13,916	$14,650	$30,021	$31,391
Selling, general and administrative	$6,858	$7,018	$13,997	$11,281

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 25, 2010	December 26, 2009
	(in thousands)
Cash flows from operating activities:
Net income	$227,140	$100,587
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	51,661	53,398
Depreciation and amortization	104,362	76,328
Deferred taxes	103,867	26,403
Tax shortfall related to stock-based compensation plans	(5,676)	(10,143)
Excess tax benefit related to stock-based compensation	(3,848)	(3,898)
Impairment of long-lived assets	—	8,291
Loss on sale of property, plant and equipment	14,794	1,092
Loss from sale of equity investments	—	149
Changes in assets and liabilities:
Accounts receivable	47,624	(73,315)
Inventories	(8,788)	19,003
Other current assets and income tax refund receivable	(7,430)	8,895
Accounts payable	(7,077)	(643)
Income taxes payable	22,345	(26,075)
Deferred income on shipments to distributors	8,486	1,467
Accrued liabilities - goodwill payments above settlement date fair value	(164)	(993)
Accrued liabilities - litigation settlement	(173,000)	—
All other accrued liabilities	(15,813)	(11,070)
Net cash provided by operating activities	358,483	169,476
Cash flows from investing activities:
Purchase of property, plant and equipment	(97,597)	(54,752)
Proceeds from sale of property, plant, and equipment	25,249	665
Other	—	1,737
Acquisitions	(73,107)	(4,000)
Proceeds from sales/maturities of available-for-sale securities	—	100,233
Net cash (used in) provided by investing activities	(145,455)	43,883
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	3,848	3,898
Mortgage liability	(3,237)	(20)
Repurchase of options	(17)	(392)
Proceeds from derivative litigation settlement	—	2,460
Repayment of notes payable	(1,422)	—
Issuance of common stock	9,692	(4,267)
Repurchase of common stock	(125,315)	(64,470)
Dividends paid	(124,745)	(122,394)
Net cash used in financing activities	(241,196)	(185,185)
Net (decrease) increase in cash and cash equivalents	(28,168)	28,174
Cash and cash equivalents:
Beginning of period	826,512	709,348
End of period	$798,344	$737,522
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,089	$—
Cash (refunded) paid, net during the period for income taxes	$(34,933)	$101,335
Noncash investing and financing activities:
Accounts payable related to property, plant, and equipment purchases	$11,488	$15,523

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. The results of operations for the three and six months ended December 25, 2010 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2011 is a 52-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the second quarter of fiscal year 2010, the Company adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. In the second quarter of fiscal year 2011, the requirement relating to presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) were effective. These amended standards do not affect the Company's consolidated statements of income or balance sheets.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	December 25, 2010	June 26, 2010
	(in thousands)
Accounts receivable	$312,070	$359,005
Returns and allowances	(18,806)	(19,683)
	$293,264	$339,322

The components of inventories consist of:

	December 25, 2010	June 26, 2010
Inventories:	(in thousands)
Raw materials	$17,110	$16,747
Work-in-process	148,326	140,497
Finished goods	52,142	48,796
	$217,578	$206,040

Property, plant and equipment, net consist of:

	December 25, 2010	June 26, 2010
Property, plant and equipment:	(in thousands)
Land	$85,368	$87,237
Buildings and building improvements	310,623	341,734
Machinery and equipment	1,905,034	1,872,349
	2,301,025	2,301,320
Less: accumulated depreciation and amortization	(1,002,870)	(976,884)
	$1,298,155	$1,324,436

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

The Company's Level 1 assets consist of money market funds.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company's Level 2 assets and liabilities consist of foreign currency forward contracts.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 25, 2010				As of June 26, 2010
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$646,256	$—	$—	$646,256	$634,358	$—	$—	$634,358
Foreign currency forward contracts	—	334	—	334	—	18	—	18
Total Assets	$646,256	$334	$—	$646,590	$634,358	$18	$—	$634,376

Liabilities
Foreign currency forward contracts	$—	$405	$—	$405	$—	$851	$—	$851
Total Liabilities	$—	$405	$—	$405	$—	$851	$—	$851

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets

As of December 25, 2010 and June 26, 2010, none of the company's assets and liabilities were measured at fair value on a non-recurring basis.

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the British Pound and the Euro. Maxim incurs expenditures denominated in non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in the foreign currencies. Maxim has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. Maxim does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter party to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

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

For derivative instruments that are not designated as hedging instruments under ASC No. 815, gains and losses are recognized in interest and other (expense) income, net. All derivatives are foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives largely offset the changes in the fair value of the assets or liabilities being hedged.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
Maxim estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets were recorded as follows:

	As of December 25, 2010			As of June 26, 2010
	Gross Notional(1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)

Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$41,297	$148	$315	$20,085	$2	$237

Derivatives not designated as hedging instruments
Foreign exchange contracts	32,341	186	90	32,281	16	614
Total derivatives	$73,638	$334	$405	$52,366	$18	$851
(1) Represents the face amounts of contracts that were outstanding as of December 25, 2010 and June 26, 2010, respectively.

Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments during the six months ended December 25, 2010 and the year ended June 26, 2010.

	December 25, 2010	June 26, 2010
	(in thousands)
Beginning balance	$(235)	$—
Loss reclassified to income	702	—
Amount recorded in other comprehensive loss	(634)	(235)
Ending balance	$(167)	$(235)

Maxim expects to reclassify an estimated net accumulated other comprehensive loss of $0.2 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.
Gains recognized in Other Comprehensive Income ("OCI") on derivative instruments (Effective portion) for the three months ended December 25, 2010 and December 26, 2009 were $0.5 million and $0 million, loss recognized in OCI on derivative instruments (Effective portion) for the six months ended December 25, 2010 and December 26, 2009 were $0.6 million and $0 million.
The before-tax effect of derivative instruments in cash flow hedging relationships for the three and six months ended December 25, 2010 and December 26, 2009 was as follows:

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
		Three Months Ended		Six Months Ended
	Location	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net Revenues	$349	$—	$(1,295)	$—
Foreign exchange contracts	Cost of goods sold	425	—	593	—
Total cash flow hedges		$774	$—	$(702)	$—

The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and six months ended December 25, 2010 and December 26, 2009 was as follows:

	Gain ( Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
	Location	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
		(in thousands)
Foreign exchange contracts	Interest and other (expense) income, net	$(136)	$1,018	$(838)	$(532)
Total		$(136)	$1,018	$(838)	$(532)

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

In United States Dollars	December 25, 2010	June 26, 2010
	(in thousands)
Euro	$(6,592)	$(17,874)
Japanese Yen	(24,875)	(17,923)
British Pound	(9,013)	(3,512)
Philippine Peso	12,101	6,576
Thai Bhat	4,418	2,327
Total	$(23,961)	$(30,406)

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 25, 2010 and December 26, 2009:

Stock-based compensation expense by type of award
	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
	(in thousands)
Cost of goods sold
Stock options	$729	$401	$1,483	$2,416
Restricted stock units	2,637	4,730	5,411	7,808
Employee stock purchase plan	382	134	749	502
	$3,748	$5,265	$7,643	$10,726
Research and development expense
Stock options	$2,710	$3,625	$7,259	$7,756
Restricted stock units	9,914	9,821	20,128	21,018
Employee stock purchase plan	1,292	1,204	2,634	2,617
	$13,916	$14,650	$30,021	$31,391
Selling, general and administrative expense
Stock options	$1,659	$2,273	$3,288	$4,022
Restricted stock units	4,847	4,454	10,005	6,832
Employee stock purchase plan	352	291	704	427
	$6,858	$7,018	$13,997	$11,281
Total stock-based compensation expense
Stock options	$5,098	$6,299	$12,030	$14,194
Restricted stock units	17,398	19,005	35,544	35,658
Employee stock purchase plan	2,026	1,629	4,087	3,546
Pre-tax stock-based compensation expense	24,522	26,933	51,661	53,398
Less: income tax effect	6,954	9,061	14,293	17,078
Net stock-based compensation expense	$17,568	$17,872	$37,368	$36,320

Modifications and Settlements

2009 Goodwill Program:

In January 2009, the Company's Board of Directors approved a program (the "Goodwill Program"), wherein non-officer employees holding options that were outstanding as of November 1, 2008 which reached or would have reached their contractual 10-year expiration term between November 2008 and December 2009 would be eligible for a payment in the form of cash or restricted stock units ("RSUs"). Under the Goodwill Program, payments exceeding $5,000 would be settled in RSUs that vest over three quarters, contingent upon continued employment, while payments below $5,000 would be settled in cash in a lump-sum payment. The program was extended to officers in May 2009 with substantially similar terms, except that payments exceeding $5,000 to officers were settled in RSUs vesting over six quarters.

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of RSUs under the Goodwill Program contained market and service conditions. The Company recognized $0.2 million and $4.6 million in stock-based compensation expenses related to this program during the six months ended December 25, 2010 and December 26, 2009, respectively.

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

Expected volatilities are based on the historical volatilities from the Company's traded common stock over a period equal to the expected term. The Company is utilizing the simplified method to estimate expected holding periods. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. The Company also estimates forfeitures at the time of grant and makes revisions if the estimates change significantly or the actual forfeitures differ from those estimates.

The fair value of share-based awards granted to employees has been estimated at the date of grant using a Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan		Stock Option Plan
	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Expected holding period (in years)	5.1	5.2	5.2	5.2
Risk-free interest rate	1.3%	2.3%	1.7%	2.3%
Expected stock price volatility	36.3%	37.8%	36.8%	37.8%
Dividend yield	4.8%	4.5%	4.3%	4.5%

	ESP Plan		ESP Plan
	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected stock price volatility	30.0%	34.4%	30.0%	34.4%
Dividend yield	4.2%	4.5%	4.2%	4.5%
The weighted-average fair value of stock options granted was $4.42 and $4.26 per share for the three months ended December 25, 2010 and December 26, 2009, respectively.The weighted-average fair value of RSUs granted was $20.35 and $15.97 per share for the three months ended December 25, 2010 and December 26, 2009, respectively.
The weighted-average fair value of stock options granted was $3.81 and $4.21 per share for the six months ended December 25, 2010 and December 26, 2009, respectively. The weighted-average fair value of RSUs granted was $14.99 and $15.96 per share for the six months ended December 25, 2010 and December 26, 2009, respectively.

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 25, 2010 and their activity for the six months ended December 25, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 26, 2010	29,162,507	$27.05
Options Granted	3,297,984	16.93
Options Exercised	(543,423)	16.52
Options Cancelled	(1,182,511)	31.21
Balance at December 25, 2010	30,734,557	$25.90	4.0	$122,380,638
Exercisable, December 25, 2010	17,184,016	$33.34	2.8	$17,561,232
Vested and expected to vest, December 25, 2010	28,724,264	$26.55	3.9	$107,758,448

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on December 23, 2010, the last business day preceding the fiscal quarter-end multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 25, 2010.

As of December 25, 2010, there was $40.5 million of total unrecognized stock compensation cost related to 13.6 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of December 25, 2010 and their activity during the six months ended December 25, 2010:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 26, 2010	10,575,417
Restricted stock units granted	3,456,556
Restricted stock units released	(2,127,907)
Restricted stock units cancelled	(438,228)
Balance at December 25, 2010	11,465,838	2.7	$271,201,002
Vested and expected to vest, December 25, 2010	9,918,529	2.6	$235,168,314

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on December 23, 2010, the last business day preceding the fiscal quarter-end multiplied by the number of RSUs outstanding or expected to vest as of December 25, 2010.

The Company withheld shares totaling $7.2 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the three months ended December 25, 2010. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 25, 2010, there was $139.3 million of unrecognized compensation expense related to 11.5 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.7 years.

2010 Employee Stock Purchase Plan:

As of December 25, 2010, there was $6.7 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$109,590	$58,635	$227,140	$100,587

Denominator for basic earnings per share	296,550	305,324	297,329	305,821
Effect of dilutive securities:
Stock options, ESPP and RSUs	6,710	4,766	4,538	4,977
Denominator for diluted earnings per share	303,260	310,090	301,867	310,798
Earnings per share:
Basic	$0.37	$0.19	$0.76	$0.33
Diluted	$0.36	$0.19	$0.75	$0.32
Approximately 15.3 million and 22.2 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the three months ended December 25, 2010 and December 26, 2009, respectively. Approximately 22.9 million and 22.1 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the six months ended December 25, 2010 and December 26, 2009, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

•semiconductor manufacturing processes;
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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
	(in thousands)
United States	$84,354	$70,158	$180,542	$139,125
China	228,143	159,839	460,444	301,260
Japan	45,332	30,713	82,454	65,123
Korea	66,474	74,270	152,374	156,785
Rest of Asia	71,651	54,747	135,720	106,476
Europe	94,606	65,182	184,509	126,070
Rest of World	22,376	18,606	43,032	27,922
	$612,936	$473,515	$1,239,075	$922,761

Net long-lived assets by geographic region were as follows:

	December 25, 2010	June 26, 2010
	(in thousands)
United States	$941,631	$983,761
Philippines	215,873	216,738
Thailand	131,194	116,050
Rest of World	9,457	7,887
	$1,298,155	$1,324,436

NOTE 9: COMPREHENSIVE INCOME

The changes in the components of OCI, net of taxes, were as follows:

	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
	(in thousands)
Net income, as reported	$109,590	$58,635	$227,140	$100,587
Change in unrealized losses on investments, net of tax benefits of $0, $135, $0, and $348 respectively	—	(237)	—	(608)
Change in unrealized (loss) gains on forward exchange contracts, net of tax benefits (expenses) of $117 , $0, $(25), $0, respectively	(205)	—	43	—
Deferred tax on unrealized exchange gains on long-term intercompany receivables	(813)	(531)	(2,878)	(959)
Actuarial gains on post-retirement benefits, net of tax (expense) benefit of $(33), $(29), $(66), $(58), respectively	58	52	116	104
Total comprehensive income	$108,630	$57,919	$224,421	$99,124

The components of Accumulated Other Comprehensive Loss, were as follows:

	December 25, 2010	June 26, 2010
	(in thousands)
Deferred tax on unrealized exchange gains on long-term intercompany receivables	$(8,483)	$(5,848)
Unrealized components of post-retirement benefits	(4,543)	(4,659)
Cumulative translation adjustment	(1,527)	(1,527)
Net unrealized loss on cash flow hedges	(107)	(150)
Net unrealized gain on available-for-sale securities	—	243
Accumulated Other Comprehensive Loss	$(14,660)	$(11,941)

NOTE 10: INCOME TAXES

In the three and six months ended December 25, 2010, the Company recorded an income tax provision of $38.3 million and $96.2 million respectively, compared to an income tax provision of $54.1 million and $104.2 million in the three and six months ended December 26, 2009, respectively.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and six months ended December 25, 2010 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower rates. The income tax provision for the three and six months ended December 25, 2010 also includes a $5.6 million one-time benefit for the retroactive extension of the federal research tax credit to January 1, 2010 by legislation that was signed into law on December 17, 2010.

The Company's income tax provision for the three and six months ended December 26, 2009 was higher than the amount computed by applying the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts as well as licensing rights to preexisting intangibles.

During the fiscal quarter ended December 25, 2010, the Internal Revenue service completed its audit of the Company's federal corporate income tax returns for the fiscal years 2007- 2008 and issued a Revenue Agents Report ("RAR"). The Company agreed with the RAR findings and made a payment of $0.8 million that reduced the Company's liability for uncertain tax positions. The resolution of this audit had no impact on the income tax provision for the fiscal quarter ended December 25, 2010 as the Company had adequately provided for all issues in the RAR.

In the third quarter of fiscal year 2011 the Company expects to reduce its liability for unrecognized tax benefits by $67.5 million because of the expiration of the federal statute of limitations for the fiscal years 2004 - 2007. Of this reduction, $36.9 million will be credited to the income tax provision and the remaining $30.6 million will be credited to additional paid in capital.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation
Beginning on or about May 22, 2006, several derivative actions were filed against certain current and former executive officers and directors of the Company alleging, among other things, wrongful conduct of back-dating stock options as well as security law violations, and named the Company as a nominal defendant against whom the plaintiffs sought no recovery.
The parties to the derivative litigation in the Delaware Court of Chancery entered into a stipulated settlement agreement, which was approved by the Delaware Court of Chancery on September 16, 2008. All derivative actions pending in the California Superior Court have since been dismissed, with prejudice. Net settlement proceeds of $18.9 million were received by the Company on September 10, 2009. The Company recognized an increase to additional paid in capital of $2.5 million related to excess gains while the remainder of the proceeds of $16.4 million was recorded as a reduction to Other operating expenses (income), net.
On February 6, 2008, a putative class action complaint was filed against the Company and certain former officers and employees in the U.S. District Court for the Northern District of California alleging claims under the federal securities laws based on certain alleged misrepresentations and omissions in the Company's public disclosures concerning its stock option accounting practices.  On June 18, 2010, lead plaintiffs and the Company entered into a stipulation of settlement settling the action and providing for the payment of $173.0 million in cash by the Company.  On September 29, 2010, the Court issued a Final Order and Judgment approving the settlement.

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

During the six months ended December 25, 2010, the Company repurchased approximately 6.8 million shares of its common stock for $125.3 million. As of December 25, 2010, the Company had remaining authorization to repurchase up to an additional $199.5 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

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

NOTE 14: RESTRUCTURING ACTIVITIES

Business Unit Reorganization

During the six months ended December 25, 2010, the Company recorded and paid approximately $1.6 million in severance costs associated with the reorganization of one if its business units and to employees from the Teridian acquisition who remained employed for a temporary period following the completion of the acquisition for transitional purposes.

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

Activity and liability balances related to the restructuring activity for the six months ended December 25, 2010 were as follows:

Severance and Benefits
(in thousands)
Balance at June 26, 2010	$748

Restructuring accrual	2,258
Cash payments	(2,131)
Changes in estimates	(5)

Balance at December 25, 2010	$870

The Company has included $0.9 million within the line item Accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

NOTE 15: ACQUISITIONS

PHYWORKS

On September 7, 2010, the Company acquired Phyworks Limited. (“Phyworks”), a developer of high-speed communications integrated circuits.  The total cash consideration associated with the acquisition was $76.0 million. The acquired assets included cash of $4.6 million, accounts receivable of $1.2 million, inventories of $2.9 million, $0.1 million in prepaid expenses and other current assets, and $0.4 million in fixed assets. The Company preliminarily allocated $1.9 million to customer order backlog, $47.1 million to Intellectual Property, $5.8 million to in-process research and development (“IPR&D”), $1.6 million to customer relationships, $0.3 million to tradename, and $26.1 million to goodwill.  The Company also assumed $3.8 million in accounts payable and accrued liabilities and $12.2 million in deferred tax liabilities. The Company expects that none of the goodwill will be deductible for tax purposes.

The Condensed Consolidated Financial Statements for the three and six months ended December 25, 2010 include the operations of Phyworks commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations.

TERIDIAN

On May 11, 2010, the Company completed its purchase of Teridian Semiconductor, Inc. (“Teridian”), a fabless mixed-signal semiconductor company focused on electricity metering and energy measurement for the smart grid. The total cash consideration associated with the acquisition was $314.9 million. The acquired assets included cash of $2.1 million, accounts receivable of $7.3 million, inventories of $14.0 million, $2.7 million in prepaid expenses and other current assets, $2.1 million in fixed assets, $4.3 million in customer order backlog, $85.6 million in Intellectual Property, $3.1 million of IPR&D, $44.7 million in customer relationships, $1.0 million in tradename, $13.8 million in deferred tax assets and $196.6 million in goodwill. The Company also assumed $14.1 million in accounts payable and accrued liabilities and $48.3 million in deferred tax liabilities. The Company expects that none of the goodwill will be deductible for tax purposes.

NOTE 16: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual impairment analysis during the first quarter of fiscal year 2011 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Activity and goodwill balances for the six months ended December 25, 2010 were as follows:

Goodwill
Balance at June 26, 2010	$226,223
Acquisition	26,086
Adjustments	(2,532)
Balance at December 25, 2010	$249,777

In the first six months of fiscal year 2011, the Company adjusted the carrying values of certain acquired assets and liabilities primarily related to reserves and allowances, resulting in a reduction in goodwill of approximately $2.5 million.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	December 25, 2010			June 26, 2010
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$195,712	$48,516	$147,196	$145,262	$33,305	$111,957
Customer relationships	88,630	18,304	70,326	87,030	11,745	75,285
Backlog	6,400	4,975	1,425	4,500	2,350	2,150
Tradename	1,700	597	1,103	1,400	264	1,136
Total amortizable purchased intangible assets	292,442	72,392	220,050	238,192	47,664	190,528
IPR&D*	8,400	—	8,400	4,200	—	4,200
Total purchased intangible assets	$300,842	$72,392	$228,450	$242,392	$47,664	$194,728

* IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Maxim will record a charge for the value of the related intangible asset to Maxim's Consolidated Statement of Income in the period it is abandoned.

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
	(in thousands)

Cost of goods sold	$7,919	$2,349	$14,268	$4,694
Intangible Asset Amortization	4,447	1,846	10,460	3,690
Total Intangible Asset Amortization Expenses	$12,366	$4,195	$24,728	$8,384

The following table represents the estimated future amortization expense of intangible assets as of December 25, 2010:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2011	$24,216
2012	47,310
2013	42,365
2014	35,210
2015	32,903
2016	20,782
Thereafter	17,264
Total	$220,050

NOTE 17: LONG-TERM DEBT

On June 17, 2010, the Company completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the"Notes") due on June 14, 2013, with an effective interest rate of 3.49%. Interest on the Notes is payable semi-annually in arrears on June 14 and December 14 of each year, commencing December 14, 2010. The Notes are governed by a base and supplemental indenture dated June 10, 2010 and June 17, 2010, respectively, between the Company and Wells Fargo Bank, National Association, as trustee. The Company accounts for the Notes based on their amortized cost. The discount and expenses are being amortized to Interest and other (expense) income, net over the life of the Notes. Interest expenses associated with the Notes was $2.8 million and $5.6 million during the three and six months ended December 25, 2010, respectively and is recorded in Interest and other (expense) income, net in the Condensed Consolidated Statements of Income.

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

There have been no material changes during the six months ended December 25, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009

Net revenues	100.0%	100.0%	100%	100.0%
Cost of goods sold	38.0%	38.4%	38.1%	41.1%
Gross margin	62.0%	61.6%	61.9%	58.9%
Operating expenses:
Research and development	21.2%	24.9%	20.8%	25.4%
Selling, general and administrative	11.8%	12.6%	11.6%	12.3%
Intangible asset amortization	0.7%	0.4%	0.8%	0.4%
Impairment of long-lived assets	—%	—%	—%	0.9%
Severance and restructuring expenses	0.1%	0.4%	0.1%	0.1%
Other operating expenses (income), net	3.4%	0.2%	1.7%	(1.7)%
Total operating expenses	37.2%	38.5%	35.0%	37.4%
Operating income	24.8%	23.1%	26.9%	21.5%
Interest and other (expense) income, net	(0.7)%	0.8%	(0.6)%	0.6%
Income before provision for income taxes	24.1%	23.9%	26.3%	22.1%
Provision for income taxes	6.3%	11.4%	7.8%	11.3%
Net income	17.8%	12.5%	18.5%	10.8%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009

Cost of goods sold	0.6%	1.1%	0.6%	1.2%
Research and development	2.3%	3.1%	2.4%	3.4%
Selling, general and administrative	1.1%	1.5%	1.1%	1.2%
	4.0%	5.7%	4.1%	5.8%

Net Revenues

Net revenues were $612.9 million and $473.5 million for the three months ended December 25, 2010 and December 26, 2009, respectively, an increase of 29.4%. Net revenues for the six months ended December 25, 2010 and December 26, 2009, were $1,239.1 million and $922.8 million, respectively, an increase of 34.3%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments from all four markets increased during the three and six months ended December 25, 2010 as compared to the corresponding periods ended December 26, 2009 due to improved demand for our products primarily in the Consumer, Industrial and Communications markets.

During the three months ended December 25, 2010 and December 26, 2009, approximately 86% and 85% of net revenues, respectively, were derived from customers outside of the United States. During the six months ended December 25, 2010 and December 26, 2009, approximately 85% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended December 25, 2010 and December 26, 2009 was immaterial.

Gross Margin

Our gross margin percentage was 62.0% and 61.6% for the three months ended December 25, 2010 and December 26, 2009, respectively. The gross margin increased primarily due to a product mix with higher margins, improved factory utilization, and lower stock-based compensation as a percentage of revenue. These improvements were offset by a $10.0 million increase in inventory write-downs and a $5.6 million increase in intangible asset amortization.

Our gross margin percentage was 61.9% and 58.9% for the six months ended December 25, 2010 and December 26, 2009, respectively. The gross margin increased primarily due to a product mix with higher margins, improved factory utilization, and lower stock-based compensation as a percentage of revenue. These improvements were offset by a $9.6 million increase in intangible asset amortization and a $6.2 million increase in inventory write-downs.

Research and Development

Research and development expenses were $130.0 million and $118.0 million for the three months ended December 25, 2010 and December 26, 2009, respectively, which represented 21.2% and 24.9% of net revenues, respectively. The $12.0 million increase in research and development expenses was primarily attributable to an increase in salaries and bonuses of $8.8 million, most of which is related to higher bonus levels in connection with increased profitability for the second quarter of fiscal year 2011 and an increase in headcount.

Research and development expenses were $257.8 million and $234.4 million for the six months ended December 25, 2010 and December 26, 2009, respectively, which represented 20.8% and 25.4% of net revenues, respectively. The $23.4 million increase in research and development expenses was primarily attributable to an increase in salaries and bonuses of $20.7 million, most of which is related to higher bonus levels in connection with increased profitability for first six months of fiscal year 2011 and an increase in headcount.

Selling, General and Administrative

Selling, general and administrative expenses were $72.2 million and $59.8 million for the three months ended December 25, 2010 and December 26, 2009, respectively, which represented 11.8% and 12.6% of net revenues, respectively. The $12.4 million increase in selling, general and administrative expenses was primarily attributable to an increase in salaries, bonuses, and benefits of $13.6 million , most of which is related to higher bonus levels in connection with increased profitability for the second quarter of fiscal year 2011 and an increase in headcount.

Selling, general and administrative expenses were $144.3 million and $113.3 million for the six months ended December 25, 2010 and December 26, 2009, respectively, which represented 11.6% and 12.3% of net revenues, respectively. The $31.0 million increase in selling, general and administrative expenses was primarily attributable to an increase in salaries, bonuses, and benefits of $26.0 million most of which is related to higher bonus levels in connection with increased profitability for first six months of fiscal year 2011 and an increase in headcount.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the six months ended December 25, 2010 and December 26, 2009;

Stock-based compensation expense by type of award
	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
	(in thousands)		(in thousands)
Cost of goods sold
Stock options	$729	$401	$1,483	$2,416
Restricted stock units	2,637	4,730	5,411	7,808
Employee stock purchase plan	382	134	749	502
	$3,748	$5,265	$7,643	$10,726
Research and development expense
Stock options	$2,710	$3,625	$7,259	$7,756
Restricted stock units	9,914	9,821	20,128	21,018
Employee stock purchase plan	1,292	1,204	2,634	2,617
	$13,916	$14,650	$30,021	$31,391
Selling, general and administrative expense
Stock options	$1,659	$2,273	$3,288	$4,022
Restricted stock units	4,847	4,454	10,005	6,832
Employee stock purchase plan	352	291	704	427
	$6,858	$7,018	$13,997	$11,281
Total stock-based compensation expense
Stock options	$5,098	$6,299	$12,030	$14,194
Restricted stock units	17,398	19,005	35,544	35,658
Employee stock purchase plan	2,026	1,629	4,087	3,546
Pre-tax stock-based compensation expense	24,522	26,933	51,661	53,398
Less: income tax effect	6,954	9,061	14,293	17,078
Net stock-based compensation expense	$17,568	$17,872	$37,368	$36,320

Pre-tax stock-based compensation decreased to $24.5 million during the three months ended December 25, 2010 from $26.9 million during the three months ended December 26, 2009, which represented 4.0% and 5.7% of net revenues, respectively. The decrease in stock-based compensation is attributable to completion of vesting associated with grants issued at higher fair values, offset by issuance of newer grants containing a lower fair value at the time of grant.

Pre-tax stock-based compensation decreased to $51.7 million during the six months ended December 25, 2010 from $53.4 million during the six months ended December 26, 2009, which represented 4.1% and 5.8% of net revenues, respectively. The decrease in stock-based compensation is attributable to completion of vesting associated with grants issued at higher fair values, offset by issuance of newer grants containing a lower fair value at the time of grant.

Intangible Asset Amortization Expenses

Intangible asset amortization expenses were $4.4 million and $1.8 million for the three months ended December 25, 2010 and December 26, 2009, respectively. Intangible asset amortization expenses were $10.5 million and $3.7 million for the six months ended December 25, 2010 and December 26, 2009, respectively. The increases in intangible asset amortization expenses is primarily attributable to the acquisition of Phyworks in the first quarter of fiscal year 2011 and the acquisition of Teridian in the fourth quarter of fiscal year 2010.

Impairment of Long-lived Assets

The year to date decline in impairment charges of $8.3 million relates to a $5.0 million End of Line Sorting and Testing Facilities equipment write-down to its estimated fair value and a $3.3 million write-down of Oregon fabrication facility equipment that occurred during the six months ended December 26, 2009. (For more information on our impairment of long-lived assets, see

Note 13 to the Condensed Consolidated Financial Statements in Item 1).

Severance and Restructuring Expenses

Business Unit Reorganization

During the six months ended December 25, 2010, the Company recorded and paid approximately $1.6 million in severance costs associated with the reorganization of one if its business units and to employees from the Teridian acquisition who remained employed for a temporary period following the completion of the acquisition for transitional purposes.

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

Change in Estimate

During the six months ended December 26, 2009, the Company recognized reversals of expense of approximately $3.8 million related to reductions in estimated benefits costs compared to amounts originally estimated.

Other Operating Expenses (Income), Net

The following table summarizes activities for the three and six months ended December 25, 2010 and December 26, 2009:

	Three Months Ended		Six Months Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
	(in thousands)		(in thousands)
Legal expenses	$6,664	$2,735	$7,599	$8,477
Loss on sale of Sunnyvale headquarters	14,283	—	14,283	—
Payroll tax and related adjustments	153	(1,814)	(749)	(8,043)
Derivative litigation settlement	—	—	—	(16,419)
Other	—	—	—	21
Total	$21,100	$921	$21,133	$(15,964)

The Company's legal expenses increased by $3.9 million during the three months ended December 25, 2010 as compared to the three months ended December 26, 2009. The increase relates to legal settlements and related legal expenses offset by a decrease of $2.2 million in restatement related legal fees, primarily due to decreased indemnification related legal fees and legal fees associated with the settlement of the derivative litigation during the second quarter of fiscal year 2010. The Company's legal expenses decreased by $0.9 million during the six months ended December 25, 2010 as compared to the six months ended December 26, 2009. The decrease relates mainly to lower restatement related legal fees, primarily due to decreased indemnification related legal fees and legal fees associated with the settlement of the derivative litigation during the first six months of fiscal year 2010.

Maxim will be relocating its headquarters from the current site in Sunnyvale, California to a newly purchased site in San Jose, California. During the three months ended December 25, 2010, the Company sold and leased back its current headquarter facilities and recognized a loss of $14.3 million in connection with this transaction. The Company received proceeds from this sale of $24.0 million. Additionally, the Company purchased for $19.6 million its future headquarter facilities which is expected to be ready for occupancy in fiscal year 2012.

As a result of the Company's investigation into its equity awards, the Company recorded certain U.S. and foreign payroll tax, interest and penalty accruals in prior years. These accruals are being reversed upon the expiration of the tax statute of limitations in various foreign jurisdictions. The increase for the three months ended December 25, 2010 is due to additional interest and penalties recorded combined with the absence of statute of limitations expirations.

During the six months ended December 26, 2009 the company also recognized $16.4 million in income attributable to gains directly related to proceeds received associated with the settlement of the derivative litigation during the first quarter of fiscal year 2010. (For more information on contingencies, see Note 11 to the Condensed Consolidated Financial Statements in Item 1).

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, was $(4.1) million and $3.6 million for the three months ended December 25, 2010 and December 26, 2009, respectively. This increase in expense, was primarily driven by increased foreign exchange losses of $2.8 million, increased interest expenses of $2.7 million related to long-term debt obligations and decreased interest income of $0.8 million due to lower average invested cash and cash equivalents and lower average interest rates.

Interest and other (expense) income, net, was $(7.8) million and $5.5 million for the six months ended December 25, 2010 and December 26, 2009, respectively. This increase in expense, was primarily driven by increased interest expenses of $5.6 million related to long-term debt obligations, increased foreign exchange losses of $4.8 million, and decreased interest income of $1.8 million due to lower average invested cash and cash equivalents and lower average interest rates .

Provision for Income Taxes

In the three and six months ended December 25, 2010, the Company recorded an income tax provision of $38.3 million and $96.2 million respectively, compared to an income tax provision of $54.1 million and $104.2 million in the three and six months ended December 26, 2009, respectively.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and six months ended December 25, 2010 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower rates. The income tax provision for the three and six months ended December 25, 2010 also includes a $5.6 million one-time benefit for the retroactive extension of the federal research tax credit to January 1, 2010 by legislation that was signed into law on December 17, 2010.

The Company's income tax provision for the three and six months ended December 26, 2009 was higher than the amount computed by applying the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts as well as licensing rights to preexisting intangibles.

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

During the fiscal quarter ended December 25, 2010, the Internal Revenue service completed its audit of the Company's federal corporate income tax returns for the fiscal years 2007- 2008 and issued a Revenue Agents Report ("RAR"). The Company agreed with the RAR findings and made a payment of $0.8 million that reduced the Company's liability for uncertain tax positions. The resolution of this audit had no impact on the income tax provision for the fiscal quarter ended December 25, 2010 as the Company had adequately provided for all issues in the RAR.

In the third quarter of fiscal year 2011 the Company expects to reduce its liability for unrecognized tax benefits by $67.5 million because of the expiration of the federal statute of limitations for the fiscal years 2004 - 2007. Of this reduction, $36.9 million will be credited to the income tax provision and the remaining $30.6 million will be credited to additional paid in capital.

BACKLOG

At December 25, 2010, backlog was approximately $512 million. The Company's backlog at the end of the fiscal quarter ended September 25, 2010 was approximately $595 million. Our backlog is subject to revisions, cancellations and rescheduling which could have a material impact on the timing and extent of our revenues and is not indicative of revenue projections for subsequent fiscal quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet the requirements of its business for the next twelve months, including its working capital requirements, its anticipated level of capital expenditures and common stock repurchases.

Financial condition

Cash flows were as follows:

	Six Months Ended
	December 25, 2010	December 26, 2009
	(in thousands)
Net cash provided by operating activities	$358,483	$169,476
Net cash (used in) provided by investing activities	(145,455)	43,883
Net cash used in financing activities	(241,196)	(185,185)
Net (decrease) increase in cash and cash equivalents	$(28,168)	$28,174

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the six months ended December 25, 2010 increased by approximately $189.0 million compared with the six months ended December 26, 2009. This is due to increases in net income of $126.6 million, a reduction in the receivables balance over the six months ended December 25, 2010 as compared to an increase in the corresponding period and increases of $77.5 million and $28.0 million relating to deferred tax provision and depreciation and amortization expenses, respectively. These increases were offset by the payment of $173.0 million related to the litigation settlement. (For more information on contingencies, see Note 11 to the Condensed Consolidated Financial Statements in Item 1).

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities ,and acquisitions.

Cash used in investing activities increased by $189.3 million for the six months ended December 25, 2010 compared with the six months ended December 26, 2009. The increase is primarily due to maturity of short-term investments of $100.2 million during the six months ended December 26, 2009, as the Company shifted its investment portfolio to money market funds, and cash used for acquisitions, which increased to $73.1 million during the six months ended December 25, 2010 as compared with $4.0 million during the six months ended December 26, 2009. Additionally, a capital expenditures increase of $42.8 million contributed to the increase in cash used in investing activities.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities increased by approximately $56.0 million for the six months ended December 25, 2010 compared with the six months ended December 26, 2009. This increase was primarily due to an increase in repurchases of common stock of $60.8 million.

CAPITAL RESOURCES
Debt Levels
On June 17, 2010, we completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the"Notes") due on June 14, 2013, with an effective interest rate of 3.49%. Interest on the Notes is payable semi-annually in arrears on June 14 and December 14 of each year.

Off-Balance-Sheet Arrangements

As of December 25, 2010, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 25, 2010. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of December 25, 2010. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 25, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Part I, Item 1, Note 11 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 26, 2010, which is incorporated herein by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended December 25, 2010:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Sep. 26, 2010 - Oct. 23, 2010	700	$18.38	700	$227,456
Oct. 24, 2010 - Nov. 20, 2010	525	21.15	525	216,352
Nov. 21, 2010 - Dec. 25, 2010	675	23.93	675	199,486
Total for the quarter	1,900	$21.49	1,900	$199,486

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

In the fiscal quarter ended December 25, 2010, the Company repurchased approximately 1.9 million shares of its common stock for approximately $40.8 million. As of December 25, 2010, the Company had remaining authorization to repurchase up to an additional $199.5 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 25, 2010, (ii) Condensed Consolidated Balance Sheets at December 25, 2010 and June 26, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 25, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

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

January 21, 2011	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer