Form 10-Q
period 2011-03-26
MAXIM INTEGRATED PRODUCTS INC
filed 2011-04-28
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
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
YES [ ] NO [x]

As of April 22, 2011 there were 295,367,676 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 26, 2011	June 26, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$868,923	$826,512
Short-term investments	49,924	—
Total cash, cash equivalents and short-term investments	918,847	826,512
Accounts receivable, net	304,591	339,322
Inventories	234,933	206,040
Deferred tax assets	128,371	217,017
Income tax refund receivable	416	83,813
Other current assets	89,435	33,909
Total current assets	1,676,593	1,706,613
Property, plant and equipment, net	1,286,061	1,324,436
Intangible assets, net	216,439	194,728
Goodwill	247,526	226,223
Other assets	25,798	30,325
TOTAL ASSETS	$3,452,417	$3,482,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107,444	$107,797
Income taxes payable	5,363	13,053
Accrued salary and related expenses	201,791	175,858
Accrued expenses	40,984	37,030
Deferred income on shipments to distributors	35,571	25,779
Accrual for litigation settlement	—	173,000
Total current liabilities	391,153	532,517
Long term debt	300,000	300,000
Income taxes payable	92,110	132,400
Deferred tax liabilities	180,442	136,524
Other liabilities	23,672	27,926
Total liabilities	987,377	1,129,367
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock and capital in excess of par value	5,865	301
Retained earnings	2,473,271	2,364,598
Accumulated other comprehensive loss	(14,096)	(11,941)
Total stockholders' equity	2,465,040	2,352,958
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,452,417	$3,482,325

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
	(Amounts in thousands, except per share data)

Net revenues	$606,775	$508,880	$1,845,850	$1,431,641
Cost of goods sold (1)	234,125	200,177	706,711	579,523
Gross margin	372,650	308,703	1,139,139	852,118
Operating expenses:
Research and development (1)	130,955	116,750	388,735	351,110
Selling, general and administrative (1)	73,617	61,494	217,957	174,802
Intangible asset amortization	4,092	1,799	14,552	5,489
Impairment of long-lived assets	—	—	—	8,291
Severance and restructuring expenses	16	(625)	1,670	(123)
Other operating (income) expenses, net	(25)	177,546	21,108	161,582
Total operating expenses	208,655	356,964	644,022	701,151
Operating income (loss)	163,995	(48,261)	495,117	150,967
Interest and other (expense) income, net	(1,570)	644	(9,346)	6,175
Income (loss) before provision for income taxes	162,425	(47,617)	485,771	157,142
Provision (benefit) for income taxes	26,149	(13,714)	122,355	90,458
Net income (loss)	$136,276	$(33,903)	$363,416	$66,684

Earnings (loss) per share:
Basic	$0.46	$(0.11)	$1.22	$0.22
Diluted	$0.45	$(0.11)	$1.20	$0.21

Shares used in the calculation of earnings per share:
Basic	296,511	304,518	297,090	305,375
Diluted	304,515	304,518	302,381	310,702

Dividends paid per share	$0.21	$0.20	$0.63	$0.60

(1) Includes stock-based compensation charges as follows:
Cost of goods sold	$3,336	$1,071	$10,979	$11,797
Research and development	$11,743	$8,691	$41,764	$40,082
Selling, general and administrative	$6,149	$5,517	$20,146	$16,798

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 26, 2011	March 27, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$363,416	$66,684
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	72,889	68,677
Depreciation and amortization	155,046	117,138
Deferred taxes	119,600	(27,528)
Tax benefit (shortfall) related to stock-based compensation plans	27,735	(12,183)
Excess tax benefit related to stock-based compensation	(8,077)	(5,463)
Impairment of long-lived assets	—	8,291
Loss on sale of property, plant and equipment	14,743	590
Loss from sale of equity investments	—	149
Changes in assets and liabilities:
Accounts receivable	36,297	(89,572)
Inventories	(26,461)	24,211
Other current assets and income tax refund receivable	37,224	(570)
Accounts payable	3,875	14,745
Income taxes payable	(47,856)	(26,800)
Deferred income on shipments to distributors	9,792	4,345
Accrued liabilities- goodwill payments above settlement date fair value	(164)	(1,164)
Accrued liabilities - litigation settlement	(173,000)	173,000
All other accrued liabilities	30,121	19,403
Net cash provided by operating activities	615,180	333,953
Cash flows from investing activities:
Purchase of property, plant and equipment	(127,190)	(80,234)
Proceeds from sale of property, plant, and equipment	25,329	1,180
Acquisitions	(73,107)	(4,000)
Purchases of available-for-sale securities	(49,787)	—
Proceeds from sales/maturities of available-for-sale securities	—	100,233
Other	—	(263)
Net cash (used in) provided by investing activities	(224,755)	16,916
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	8,077	5,463
Mortgage liability	(3,237)	(30)
Repurchase of options	12	(588)
Proceeds from derivative litigation settlement	—	2,460
Repayment of notes payable	(1,422)	—
Issuance of common stock	7,628	(12,127)
Repurchase of common stock	(172,004)	(113,616)
Dividends paid	(187,068)	(183,343)
Net cash used in financing activities	(348,014)	(301,781)
Net increase in cash and cash equivalents	42,411	49,088
Cash and cash equivalents:
Beginning of period	826,512	709,348
End of period	$868,923	$758,436
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,089	$—
Cash (refunded) paid, net during the period for income taxes	$(19,847)	$159,484
Noncash investing and financing activities:
Accounts payable related to property, plant, and equipment purchases	$11,511	$10,230

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended March 26, 2011 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2011 is a 52-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the second quarter of fiscal year 2010, the Company adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. In the second quarter of fiscal year 2011, the requirement relating to presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) were effective. These amended standards do not affect the Company's consolidated statements of operations or balance sheets.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	March 26, 2011	June 26, 2010
	(in thousands)
Accounts receivable	$325,655	$359,005
Returns and allowances	(21,064)	(19,683)
	$304,591	$339,322

The components of inventories consist of:

	March 26, 2011	June 26, 2010
Inventories:	(in thousands)
Raw materials	$19,229	$16,747
Work-in-process	162,050	140,497
Finished goods	53,654	48,796
	$234,933	$206,040

Property, plant and equipment, net consist of:

	March 26, 2011	June 26, 2010
Property, plant and equipment:	(in thousands)
Land	$85,368	$87,237
Buildings and building improvements	311,844	341,734
Machinery and equipment	1,926,203	1,872,349
	2,323,415	2,301,320
Less: accumulated depreciation and amortization	(1,037,354)	(976,884)
	$1,286,061	$1,324,436

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

The Company's Level 2 assets and liabilities consist of money market funds, government agency securities and foreign currency forward contracts.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 26, 2011				As of June 26, 2010
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$751,233	$3,455	$—	$754,688	$634,358	$2,997	$—	$637,355
Government agency Securities (2)	—	49,924	—	49,924	—	—	—	—
Foreign currency forward contracts	—	436	—	436	—	18	—	18
Total Assets	$751,233	$53,815	$—	$805,048	$634,358	$3,015	$—	$637,373

Liabilities
Foreign currency forward contracts	$—	$553	$—	$553	$—	$851	$—	$851
Total Liabilities	$—	$553	$—	$553	$—	$851	$—	$851

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.

As of March 26, 2011 and June 26, 2010, none of the company's assets and liabilities was measured at fair value on a non-recurring basis.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair value as of March 26, 2011 were as follows:

	March 26, 2011
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available‑for‑sale Investments
Government agency securities	$49,787	$137	$—	$49,924
Total available‑for‑sale investments	$49,787	$137	$—	$49,924

In the three and nine months ended March 26, 2011, Maxim did not recognize impairment charges on such investments.
Contractual maturities of investments in available-for-sale debt securities at March 26, 2011 were as follows:

	March 26, 2011
	Cost	Estimated Fair Value
	(in thousands)
Due in 1-5 years	$49,787	$49,924
	$49,787	$49,924

Derivative instruments and hedging activities

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the British Pound and the Euro. Maxim incurs expenditures denominated in non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. Maxim has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. Maxim does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter party to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under ASC No. 815- Derivatives and hedging, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings into the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in interest and other (expense) income, net.

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

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
Maxim estimates the fair value of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets were recorded as follows:

	As of March 26, 2011			As of June 26, 2010
	Gross Notional(1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$36,183	$362	$115	$20,085	$2	$237

Derivatives not designated as hedging instruments
Foreign exchange contracts	28,236	74	438	32,281	16	614
Total derivatives	$64,419	$436	$553	$52,366	$18	$851
(1) Represents the face amounts of contracts that were outstanding as of March 26, 2011 and June 26, 2010, respectively.
Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments during the nine months ended March 26, 2011 and the year ended June 26, 2010.

	March 26, 2011	June 26, 2010
	(in thousands)
Beginning balance	$(235)	$—
Loss reclassified to income	827	—
Amount recorded in other comprehensive loss	(345)	(235)
Ending balance	$247	$(235)

Maxim expects to reclassify an estimated net accumulated other comprehensive loss of $0.2 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.
The loss recognized in Other Comprehensive Income ("OCI") on derivative instruments (Effective portion) for the three months ended March 26, 2011 and March 27, 2010 was $0.3 million and $0 million, respectively. The loss recognized in OCI on derivative instruments (Effective portion) for the nine months ended March 26, 2011 and March 27, 2010 was $0.3 million and $0 million, respectively.
The before-tax effect of cash flow derivative instruments for the three and nine months ended March 26, 2011 and March 27, 2010 was as follows:

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
		Three Months Ended		Nine Months Ended
	Location	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net Revenues	$(71)	$—	$(1,366)	$—
Foreign exchange contracts	Cost of goods sold	(54)	—	539	—
Total cash flow hedges		$(125)	$—	$(827)	$—
The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended March 26, 2011 and March 27, 2010 was as follows:

	Gain ( Loss) Recognized in Income on Derivative Instrument
		Three Months Ended		Nine Months Ended
	Location	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
		(in thousands)
Foreign exchange contracts	Interest and other (expense) income, net	$(1,050)	$1,032	$(1,888)	$500
Total		$(1,050)	$1,032	$(1,888)	$500

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

In United States Dollars	March 26, 2011	June 26, 2010
	(in thousands)
Euro	$(4,551)	$(17,874)
Japanese Yen	(13,654)	(17,923)
British Pound	(9,378)	(3,512)
Philippine Peso	11,849	6,576
Thai Baht	3,974	2,327
Total	$(11,760)	$(30,406)

Long- term debt

On June 17, 2010, the Company completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the "Notes") due on June 14, 2013, with an effective interest rate of 3.49%. Interest on the Notes is payable semi-annually in arrears on June 14 and December 14 of each year, commencing December 14, 2010. The Notes are governed by a base and supplemental indenture dated June 10, 2010 and June 17, 2010, respectively, between the Company and Wells Fargo Bank, National Association, as trustee. The Company accounts for the Notes based on their amortized cost. The discount and expenses are being amortized to Interest and other (expense) income, net over the life of the Notes. Interest expenses associated with the Notes was $2.8 million and $8.4 million during the three and nine months ended March 26, 2011, respectively, and is recorded in Interest and other (expense) income, net in the Condensed Consolidated Statements of Operations.

The estimated fair value of Maxim's long-term debt was approximately $310 million at March 26, 2011. The estimated fair value of the debt is based primarily on quoted market prices.

Other Financial Instruments

For the balance of Maxim's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 26, 2011 and March 27, 2010:

Stock-based compensation expense by type of award
	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
	(in thousands)
Cost of goods sold
Stock options	$626	$232	$2,109	$2,648
Restricted stock units	2,308	586	7,719	8,394
Employee stock purchase plan	402	253	1,151	755
	$3,336	$1,071	$10,979	$11,797
Research and development expense
Stock options	$2,050	$1,318	$9,309	$9,074
Restricted stock units	8,326	6,038	28,453	27,056
Employee stock purchase plan	1,367	1,335	4,002	3,952
	$11,743	$8,691	$41,764	$40,082
Selling, general and administrative expense
Stock options	$1,347	$1,194	$4,635	$5,216
Restricted stock units	4,396	3,993	14,401	10,825
Employee stock purchase plan	406	330	1,110	757
	$6,149	$5,517	$20,146	$16,798
Total stock-based compensation expense
Stock options	$4,023	$2,744	$16,053	$16,938
Restricted stock units	15,030	10,617	50,573	46,275
Employee stock purchase plan	2,175	1,918	6,263	5,464
Pre-tax stock-based compensation expense	21,228	15,279	72,889	68,677
Less: income tax effect	5,039	3,889	19,332	20,967
Net stock-based compensation expense	$16,189	$11,390	$53,557	$47,710

Modifications and Settlements

2009 Goodwill Program:

In January 2009, the Company's Board of Directors approved a program (the "Goodwill Program") wherein non-officer employees holding options that were outstanding as of November 1, 2008 which reached or would have reached their contractual 10-year expiration term between November 2008 and December 2009 would be eligible for a payment in the form of cash or restricted stock units ("RSUs"). Under the Goodwill Program, payments exceeding $5,000 would be settled in RSUs that vest over three quarters, contingent upon continued employment, while payments below $5,000 would be settled in cash in a lump-sum payment. The program was extended to officers in May 2009 with substantially similar terms, except that payments exceeding $5,000 to officers were settled in RSUs vesting over six quarters.

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of RSUs under the Goodwill Program contained market and service conditions. The Company recognized $0.2 million and $5.2 million in stock-based compensation expenses related to this program during the nine months ended March 26, 2011 and March 27, 2010, respectively.

Fair Value

The fair value of options granted to employees under the Company's 1996 Stock Incentive Plan and rights to acquire common stock under the Company's 2008 Employee Stock Purchase Plan (the "ESPP") is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of RSUs is estimated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.

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

The fair value of share-based awards granted to employees has been estimated at the date of grant using a Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan		Stock Option Plan
	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Expected holding period (in years)	5.0	5.0	5.2	5.2
Risk-free interest rate	2.1%	2.4%	1.7%	2.3%
Expected stock price volatility	36.4%	38.0%	36.9%	37.8%
Dividend yield	3.9%	4.4%	4.3%	4.5%

	ESP Plan		ESP Plan
	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected stock price volatility	31.4%	34.4%	31.4%	34.4%
Dividend yield	4.9%	4.5%	4.9%	4.5%
The weighted-average fair value of stock options granted was $6.25 and $4.68 per share for the three months ended March 26, 2011 and March 27, 2010, respectively. The weighted-average fair value of stock options granted was $3.85 and $4.22 per share for the nine months ended March 26, 2011 and March 27, 2010, respectively.
The weighted-average fair value of RSUs granted was $24.39 and $17.95 per share for the three months ended March 26, 2011 and March 27, 2010, respectively. The weighted-average fair value of RSUs granted was $15.60 and $16.01 per share for the nine months ended March 26, 2011 and March 27, 2010, respectively.

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 26, 2011 and their activity for the nine months ended March 26, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 26, 2010	29,162,507	$27.05
Options Granted	3,347,096	17.08
Options Exercised	(931,507)	17.63
Options Cancelled	(1,498,278)	33.12
Balance at March 26, 2011	30,079,818	$25.93	3.8	$149,455,504
Exercisable, March 26, 2011	17,372,864	$33.18	2.6	$25,952,500
Vested and expected to vest, March 26, 2011	28,353,797	$26.51	3.7	$133,595,645

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on March 26, 2011, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 26, 2011.

As of March 26, 2011, there was $36.6 million of total unrecognized stock compensation cost related to 12.7 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of March 26, 2011 and their activity during the nine months ended March 26, 2011:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 26, 2010	10,575,417
Restricted stock units granted	3,698,056
Restricted stock units released	(3,033,340)
Restricted stock units cancelled	(636,334)
Balance at March 26, 2011	10,603,799	2.6	$270,861,452
Vested and expected to vest, March 26, 2011	9,394,305	2.5	$240,306,339

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on March 26, 2011, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 26, 2011.

The Company withheld shares totaling $8.2 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the three months ended March 26, 2011. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 26, 2011, there was $127.7 million of unrecognized compensation expense related to 10.6 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

2011 Employee Stock Purchase Plan:

As of March 26, 2011, there was $1.5 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income (loss)	$136,276	$(33,903)	$363,416	$66,684

Denominator for basic earnings per share	296,511	304,518	297,090	305,375
Effect of dilutive securities:
Stock options, ESPP and RSUs	8,004	—	5,291	5,327
Denominator for diluted earnings per share	304,515	304,518	302,381	310,702
Earnings (loss) per share:
Basic	$0.46	$(0.11)	$1.22	$0.22
Diluted	$0.45	$(0.11)	$1.20	$0.21
Approximately 14.4 million and 29.2 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the three months ended March 26, 2011 and March 27, 2010, respectively. Approximately 17.8 million and 21.8 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 26, 2011 and March 27, 2010, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
	(in thousands)
United States	$88,998	$70,172	$269,540	$209,297
China	220,805	173,239	681,249	474,499
Japan	41,503	31,981	123,957	97,104
Korea	64,620	81,602	216,994	238,387
Rest of Asia	72,720	56,581	208,440	163,057
Europe	100,381	77,278	284,890	203,348
Rest of World	17,748	18,027	60,780	45,949
	$606,775	$508,880	$1,845,850	$1,431,641

Net long-lived assets by geographic region were as follows:

	March 26, 2011	June 26, 2010
	(in thousands)
United States	$838,775	$983,761
Philippines	313,815	216,738
Thailand	124,004	116,050
Rest of World	9,467	7,887
	$1,286,061	$1,324,436

NOTE 9: COMPREHENSIVE INCOME

The changes in the components of OCI, net of taxes, were as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
	(in thousands)
Net income (loss), as reported	$136,276	$(33,903)	$363,416	$66,684
Change in unrealized losses on investments, net of tax benefits (expenses) of $(50), $249, $(50), and $597, respectively	87	(436)	87	(1,044)
Change in unrealized (loss) gains on forward exchange contracts, net of tax benefits (expenses) of $(151) , $0, $(176), and $0, respectively	263	—	306	—
Deferred tax on unrealized exchange gains on long-term intercompany receivables	156	(881)	(2,722)	(1,840)
Actuarial gains on post-retirement benefits, net of tax (expense) benefit of $(33), $(29), $(99), and $(87), respectively	58	52	174	156
Total comprehensive income (loss)	$136,840	$(35,168)	$361,261	$63,956

The components of Accumulated Other Comprehensive Loss, were as follows:

	March 26, 2011	June 26, 2010
	(in thousands)
Deferred tax on unrealized exchange gains on long-term intercompany receivables	$(8,327)	$(5,848)
Unrealized components of post-retirement benefits	(4,485)	(4,659)
Cumulative translation adjustment	(1,527)	(1,527)
Net unrealized gain (loss) on cash flow hedges	156	(150)
Net unrealized gain on available-for-sale securities	87	243
Accumulated Other Comprehensive Loss	$(14,096)	$(11,941)

NOTE 10: INCOME TAXES

In the three and nine months ended March 26, 2011, the Company recorded an income tax provision of $26.1 million and $122.4 million, respectively, compared to an income tax benefit of $13.7 million and an income tax provision of $90.5 million in the three and nine months ended March 27, 2010, respectively.

In the three months ended March 26, 2011, the Company reduced its liability for unrecognized tax benefits by $67.6 million due to the expiration of the federal statute of limitations for the assessment of tax for the fiscal years 2004 - 2007. $37.3 million of the reduction was credited to the income tax provision and $30.3 million of the reduction was credited to additional paid in capital during the three months ended March 26, 2011.
The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and nine months ended March 26, 2011 was lower than the amount computed by applying the statutory tax rate primarily because of a $37.3 million benefit for the release of unrecognized tax benefits and earnings of foreign subsidiaries taxed at lower tax rates, partially offset by $8.0 million relating to fiscal year 2010 adjustments for differences between our finalized tax return and the tax provision originally recorded. The income tax provision for the nine months ended March 26, 2011 includes a $5.6 million one-time benefit for the retroactive extension of the federal research tax credit to January 1, 2010 by legislation that was signed into law on December 17, 2010.
The Company's income tax provision for the three and nine months ended March 27, 2010 differed from the amount computed by applying the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts as well as licensing rights to preexisting intangibles.

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
The parties to the derivative litigation in the Delaware Court of Chancery entered into a stipulated settlement agreement, which was approved by the Delaware Court of Chancery on September 16, 2008. All derivative actions pending in the California Superior Court have since been dismissed, with prejudice. Net settlement proceeds of $18.9 million were received by the Company on September 10, 2009. The Company recognized an increase to additional paid in capital of $2.5 million related to excess gains while the remainder of the proceeds of $16.4 million was recorded as a reduction to Other operating (income) expenses, net.
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

During the nine months ended March 26, 2011, the Company repurchased approximately 8.6 million shares of its common stock for $172.0 million. As of March 26, 2011, the Company had remaining authorization to repurchase up to an additional $152.8 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

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

NOTE 14: RESTRUCTURING ACTIVITIES

Business Unit Reorganization

During the nine months ended March 26, 2011, the Company recorded and paid approximately $1.6 million in severance costs associated with the reorganization of one if its business units and to employees from the Teridian acquisition who remained employed for a temporary period following the completion of the acquisition for transitional purposes.

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

Change in Estimate

During the nine months ended March 27, 2010, the Company recognized reversals of expense of approximately $4.7 million related to reductions in estimated benefits costs compared to amounts originally estimated.

Activity and liability balances related to the restructuring activity for the nine months ended March 26, 2011 were as follows:

Severance and Benefits
(in thousands)
Balance at June 26, 2010	$748

Restructuring accrual	2,810
Cash payments	(3,123)
Changes in estimates	(5)

Balance at March 26, 2011	$430

The Company has included $0.4 million within the line item Accrued salary and related expenses in the Condensed Consolidated Balance Sheets.

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

The Condensed Consolidated Financial Statements for the three and nine months ended March 26, 2011 include the operations of Phyworks commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations.

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

Activity and goodwill balances for the nine months ended March 26, 2011 were as follows:

Goodwill
Balance at June 26, 2010	$226,223
Acquisition	26,086
Adjustments	(4,783)
Balance at March 26, 2011	$247,526

In the first nine months of fiscal year 2011, the Company adjusted the carrying values of certain acquired assets and liabilities primarily related to deferred tax assets and reserves and allowances, resulting in a reduction in goodwill of approximately $4.8 million.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	March 26, 2011			June 26, 2010
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$195,712	$56,674	$139,038	$145,262	$33,305	$111,957
Customer relationships	88,630	21,609	67,021	87,030	11,745	75,285
Backlog	6,400	5,331	1,069	4,500	2,350	2,150
Tradename	1,700	789	911	1,400	264	1,136
Total amortizable purchased intangible assets	292,442	84,403	208,039	238,192	47,664	190,528
IPR&D*	8,400	—	8,400	4,200	—	4,200
Total purchased intangible assets	$300,842	$84,403	$216,439	$242,392	$47,664	$194,728

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
The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
	(in thousands)

Cost of goods sold	$7,919	$2,350	$22,187	$7,053
Intangible Asset Amortization	4,092	1,799	14,552	5,489
Total Intangible Asset Amortization Expenses	$12,011	$4,149	$36,739	$12,542

The following table represents the estimated future amortization expense of intangible assets as of March 26, 2011:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2011	$11,976
2012	46,853
2013	42,022
2014	35,439
2015	33,131
2016	21,011
Thereafter	17,607
Total	$208,039

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Integrated Products, Inc. ("Maxim" or the "Company" and also referred to as "we," "our" or "us") disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files with or furnishes to the SEC from time to time, such as its Annual Reports on Form 10-K (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations), its Quarterly Reports on Form 10-Q (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations) and any Current Reports on Form 8-K.

Overview of Business

Maxim is incorporated in the state of Delaware. Maxim designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with wafer manufacturing facilities in the United States, testing facilities in the Philippines and Thailand and sales and circuit design offices throughout the world. The major end-markets in which the Company's products are sold are the communications, computing, consumer and industrial markets.

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

There have been no material changes during the nine months ended March 26, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010

Net revenues	100.0%	100.0%	100%	100.0%
Cost of goods sold	38.6%	39.3%	38.3%	40.5%
Gross margin	61.4%	60.7%	61.7%	59.5%
Operating expenses:
Research and development	21.6%	22.9%	21.1%	24.5%
Selling, general and administrative	12.1%	12.1%	11.8%	12.2%
Intangible asset amortization	0.7%	0.4%	0.8%	0.4%
Impairment of long-lived assets	—%	—%	—%	0.6%
Severance and restructuring expenses	—%	(0.1)%	0.1%	—%
Other operating (income) expenses, net	—%	34.9%	1.1%	11.3%
Total operating expenses	34.4%	70.2%	34.9%	49.0%
Operating income (loss)	27.0%	(9.5)%	26.8%	10.5%
Interest and other (expense) income, net	(0.3)%	0.1%	(0.5)%	0.4%
Income (loss) before provision for income taxes	26.7%	(9.4)%	26.3%	10.9%
Provision (benefit) for income taxes	4.3%	(2.7)%	6.6%	6.3%
Net income (loss)	22.4%	(6.7)%	19.7%	4.6%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Operations reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010

Cost of goods sold	0.6%	0.2%	0.6%	0.8%
Research and development	1.9%	1.7%	2.3%	2.8%
Selling, general and administrative	1.0%	1.1%	1.1%	1.2%
	3.5%	3.0%	4.0%	4.8%

Net Revenues

Net revenues were $606.8 million and $508.9 million for the three months ended March 26, 2011 and March 27, 2010, respectively, an increase of 19.2%. Net revenues for the nine months ended March 26, 2011 and March 27, 2010, were $1,845.9 million and $1,431.6 million, respectively, an increase of 28.9%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments increased during the three and nine months ended March 26, 2011 as compared to the corresponding periods ended March 27, 2010 due to improved demand for our products primarily in the Industrial, Communications and Consumer markets.

During the three months ended March 26, 2011 and March 27, 2010, approximately 85% and 86% of net revenues, respectively, were derived from customers outside of the United States. During the nine months ended March 26, 2011 and March 27, 2010, approximately 85% of net revenues were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended March 26, 2011 and March 27, 2010 was immaterial.

Gross Margin

Our gross margin percentage was 61.4% and 60.7% for the three months ended March 26, 2011 and March 27, 2010, respectively. The gross margin increased primarily due to a product mix with higher margins and improved factory utilization. These improvements were offset by a $5.6 million increase in intangible asset amortization, higher freight cost and higher stock-based compensation expense.

Our gross margin percentage was 61.7% and 59.5% for the nine months ended March 26, 2011 and March 27, 2010, respectively. The gross margin increased primarily due to a product mix with higher margins, improved factory utilization, and lower stock-based compensation as a percentage of revenue. These improvements were offset by a $15.1 million increase in intangible asset amortization.

Research and Development

Research and development expenses were $131.0 million and $116.8 million for the three months ended March 26, 2011 and March 27, 2010, respectively, which represented 21.6% and 22.9% of net revenues, respectively. The $14.2 million increase in research and development expenses was primarily attributable to an increase in salaries and related benefits of $8.5 million, most of which is related to an increase in headcount, higher bonus levels in connection with increased profitability for the third quarter of fiscal year 2011 and higher stock based expense.

Research and development expenses were $388.7 million and $351.1 million for the nine months ended March 26, 2011 and March 27, 2010, respectively, which represented 21.1% and 24.5% of net revenues, respectively. The $37.6 million increase in research and development expenses was primarily attributable to an increase in salaries and related benefits of $25.2 million, most of which is related to an increase in headcount and higher bonus levels in connection with increased profitability for the first nine months of fiscal year 2011.

Selling, General and Administrative

Selling, general and administrative expenses were $73.6 million and $61.5 million for the three months ended March 26, 2011 and March 27, 2010, respectively, which represented 12.1% and 12.1% of net revenues, respectively. The $12.1 million increase in selling, general and administrative expenses was primarily attributable to an increase in salaries and related benefits of $9.0 million, most of which is related to higher bonus levels in connection with increased profitability for the third quarter of fiscal year 2011 and an increase in headcount.

Selling, general and administrative expenses were $218.0 million and $174.8 million for the nine months ended March 26, 2011 and March 27, 2010, respectively, which represented 11.8% and 12.2% of net revenues, respectively. The $43.2 million increase in selling, general and administrative expenses was primarily attributable to an increase in salaries and related benefits of $28.6 million, most of which is related to higher bonus levels in connection with increased profitability for the first nine months of fiscal year 2011 and an increase in headcount.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 26, 2011 and March 27, 2010:

Stock-based compensation expense by type of award
	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
	(in thousands)		(in thousands)
Cost of goods sold
Stock options	$626	$232	$2,109	$2,648
Restricted stock units	2,308	586	7,719	8,394
Employee stock purchase plan	402	253	1,151	755
	$3,336	$1,071	$10,979	$11,797
Research and development expense
Stock options	$2,050	$1,318	$9,309	$9,074
Restricted stock units	8,326	6,038	28,453	27,056
Employee stock purchase plan	1,367	1,335	4,002	3,952
	$11,743	$8,691	$41,764	$40,082
Selling, general and administrative expense
Stock options	$1,347	$1,194	$4,635	$5,216
Restricted stock units	4,396	3,993	14,401	10,825
Employee stock purchase plan	406	330	1,110	757
	$6,149	$5,517	$20,146	$16,798
Total stock-based compensation expense
Stock options	$4,023	$2,744	$16,053	$16,938
Restricted stock units	15,030	10,617	50,573	46,275
Employee stock purchase plan	2,175	1,918	6,263	5,464
Pre-tax stock-based compensation expense	21,228	15,279	72,889	68,677
Less: income tax effect	5,039	3,889	19,332	20,967
Net stock-based compensation expense	$16,189	$11,390	$53,557	$47,710

Pre-tax stock-based compensation increased to $21.2 million during the three months ended March 26, 2011 from $15.3 million during the three months ended March 27, 2010, which represented 3.5% and 3.0% of net revenues, respectively. The increase in stock-based compensation is attributable to a change in estimated forfeiture rate during the three months ended March 27, 2010 that did not re-occur in the three months ended March 26, 2011.

Pre-tax stock-based compensation increased to $72.9 million during the nine months ended March 26, 2011 from $68.7 million during the nine months ended March 27, 2010, which represented 4.0% and 4.8% of net revenues, respectively. The increase in stock-based compensation is attributable to a change in estimated forfeiture rate during the nine months ended March 27, 2010 that did not re-occur in the nine months ended March 26, 2011.

Intangible Asset Amortization Expenses

Intangible asset amortization expenses were $4.1 million and $1.8 million for the three months ended March 26, 2011 and March 27, 2010, respectively. Intangible asset amortization expenses were $14.6 million and $5.5 million for the nine months ended March 26, 2011 and March 27, 2010, respectively. The increase in intangible asset amortization expenses is primarily attributable to the acquisition of Phyworks in the first quarter of fiscal year 2011 and the acquisition of Teridian in the fourth quarter of fiscal year 2010.

Impairment of Long-lived Assets

The year to date decline in impairment charges of $8.3 million relates to a $5.0 million End of Line Sorting and Testing Facilities equipment write-down to its estimated fair value and a $3.3 million write-down of Oregon fabrication facility equipment that occurred during the nine months ended March 27, 2010. (For more information on our impairment of long-lived assets, see Note 13 to the Condensed Consolidated Financial Statements in Item 1).

Severance and Restructuring Expenses

Business Unit Reorganization

During the nine months ended March 26, 2011, the Company recorded and paid approximately $1.6 million in severance costs associated with the reorganization of one if its business units and to employees from the Teridian acquisition who remained employed for a temporary period following the completion of the acquisition for transitional purposes.

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

Change in Estimate

During the nine months ended March 27, 2010, the Company recognized reversals of expense of approximately $4.7 million related to reductions in estimated benefits costs compared to amounts originally estimated.

Other Operating Expenses (Income), Net

The following table summarizes activities for the three and nine months ended March 26, 2011 and March 27, 2010:

	Three Months Ended		Nine Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
	(in thousands)
Legal expenses	$(107)	$4,546	$7,492	$13,023
Loss on sale of Sunnyvale headquarters	—	—	14,283	—
Payroll tax and related adjustments	(145)	—	(894)	(8,043)
Derivative litigation settlement	—	—	—	(16,419)
Class action settlement	—	173,000	—	173,000
Other	227	—	227	21
Total	$(25)	$177,546	$21,108	$161,582

The Company's legal expenses decreased by $4.7 million during the three months ended March 26, 2011 as compared to the three months ended March 27, 2010. The decrease relates mainly to a decrease in restatement related legal fees, primarily due to decreased indemnification related legal fees and legal fees associated with the settlement of the derivative litigation during the second quarter of fiscal year 2010. The Company's legal expenses decreased by $5.5 million during the nine months ended March 26, 2011 as compared to the nine months ended March 27, 2010. The decrease relates mainly to lower restatement related legal fees, primarily due to decreased indemnification related legal fees and legal fees associated with the settlement of the derivative litigation during the first nine months of fiscal year 2010.

Maxim will be relocating its headquarters from the current site in Sunnyvale, California to a newly purchased site in San Jose, California. During the nine months ended March 26, 2011, the Company sold and leased back its current headquarter facilities and recognized a loss of $14.3 million in connection with this transaction. The Company received proceeds from this sale of $24.0 million. Additionally, the Company purchased for $19.6 million its future headquarter facilities which are expected to be ready for occupancy in fiscal year 2012.

As a result of the Company's investigation into its equity awards, the Company recorded certain U.S. and foreign payroll tax, interest and penalty accruals in prior years.  Activity for the three and nine months ended March 26, 2011 and March 27, 2010 is attributable to the reversal of accruals due to the expiration of the statute of limitations in various taxing jurisdictions, offset in part by additional interest accruals.

During the nine months ended March 27, 2010, the Company also recognized $16.4 million in income attributable to gains directly related to proceeds received associated with the settlement of the derivative litigation during the first quarter of fiscal year 2010. (For more information on contingencies, see Note 11 to the Condensed Consolidated Financial Statements in Item 1).

During the three and nine months ended March 27,2010, the Company recorded a charge to accrue $173.0 million in connection with an agreement to settle the class action complaint. (For more information on contingencies, see Note 11 to the Condensed Consolidated Financial Statements in Item 1).

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, was $(1.6) million and $0.6 million for the three months ended March 26, 2011 and March 27, 2010, respectively. This increase in expense was primarily driven by increased interest expenses of $2.7 million related to long-term debt obligations and increased loss on derivative instruments of $2.6 million, offset by increased foreign exchange gain of $3.1 million.

Interest and other (expense) income, net, was $(9.3) million and $6.2 million for the nine months ended March 26, 2011 and March 27, 2010, respectively. This increase in expense was primarily driven by increased interest expenses of $8.3 million related to long-term debt obligations, decreased interest income of $2.5 million due to lower average invested cash and cash equivalents and lower average interest rates, increased loss on derivative instruments of $1.9 million and increased foreign exchange losses of $1.7 million.

Provision for Income Taxes

In the three and nine months ended March 26, 2011, the Company recorded an income tax provision of $26.1 million and $122.4 million, respectively, compared to an income tax benefit of $13.7 million and an income tax provision of $90.5 million in the three and nine months ended March 27, 2010, respectively.

In the three months ended March 26, 2011, the Company reduced its liability for unrecognized tax benefits by $67.6 million due to the expiration of the federal statute of limitations for the assessment of tax for the fiscal years 2004 - 2007. $37.3 million of the reduction was credited to the income tax provision and $30.3 million of the reduction was credited to additional paid in capital during the three months ended March 26, 2011.
The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and nine months ended March 26, 2011 was lower than the amount computed by applying the statutory tax rate primarily because of a $37.3 million benefit for the release of unrecognized tax benefits and earnings of foreign subsidiaries taxed at lower tax rates, partially offset by $8.0 million relating to fiscal year 2010 adjustments for differences between our finalized tax return and the tax provision originally recorded.The income tax provision for the nine months ended March 26, 2011 includes a $5.6 million one-time benefit for the retroactive extension of the federal research tax credit to January 1, 2010 by legislation that was signed into law on December 17, 2010.
The Company's income tax provision for the three and nine months ended March 27, 2010 differed from the amount computed by applying the statutory tax rate primarily because of losses of a foreign subsidiary for which no tax benefit is available. These foreign losses represent costs of ongoing research and developmental efforts as well as licensing rights to preexisting intangibles.

BACKLOG

At March 26, 2011, backlog was approximately $462 million. The Company's backlog at the end of the second quarter ended December 25, 2010 was approximately $512 million. Our backlog is subject to revisions, cancellations and rescheduling which could have a material impact on the timing and extent of our revenues and is not indicative of revenue projections for subsequent fiscal quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet the requirements of its business for the next twelve months, including its working capital requirements, its anticipated level of capital expenditures and common stock repurchases.

Financial condition

Cash flows were as follows:

	Nine Months Ended
	March 26, 2011	March 27, 2010
	(in thousands)
Net cash provided by operating activities	$615,180	$333,953
Net cash (used in) provided by investing activities	(224,755)	16,916
Net cash used in financing activities	(348,014)	(301,781)
Net increase in cash and cash equivalents	$42,411	$49,088
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the nine months ended March 26, 2011 increased by approximately $281.2 million compared with the nine months ended March 27, 2010. This is due to increases in net income of $296.7 million, $125.9 million representing a reduction in the receivables balance over the nine months ended March 26, 2011 as compared to an increase in the corresponding period and increases of $147.1 million and $37.9 million relating to deferred tax provision and depreciation and amortization expenses, respectively. These increases were offset by the payment of $173.0 million related to the litigation settlement, which was accrued for in the corresponding period. (For more information on contingencies, see Note 11 to the Condensed Consolidated Financial Statements in Item 1).

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities increased by $241.7 million for the nine months ended March 26, 2011 compared with the nine months ended March 27, 2010. The increase is primarily due to short-term investments activity of $150.0 million and cash used for acquisitions, which increased to $73.1 million during the nine months ended March 26, 2011 as compared with $4.0 million during the nine months ended March 27, 2010.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities increased by approximately $46.2 million for the nine months ended March 26, 2011 compared with the nine months ended March 27, 2010. This increase was primarily due to an increase in repurchases of common stock of $58.4 million.

Capital Resources
Debt Levels
On June 17, 2010, we completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the"Notes") due on June 14, 2013, with an effective interest rate of 3.49%. Interest on the Notes is payable semi-annually in arrears on June 14 and December 14 of each year.

Off-Balance-Sheet Arrangements

As of March 26, 2011, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 26, 2011. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of March 26, 2011. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the nine months ended March 26, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended March 26, 2011:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Dec. 26, 2010 - Jan. 22, 2011	510	$22.74	510	$187,186
Jan. 23, 2011 - Feb. 19, 2011	530	26.35	530	173,218
Feb. 20, 2011 - Mar. 26, 2011	810	26.09	810	152,798
Total for the quarter	1,850	$25.24	1,850	$152,798

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

In the fiscal quarter ended March 26, 2011, the Company repurchased approximately 1.9 million shares of its common stock for approximately $46.7 million. As of March 26, 2011, the Company had remaining authorization to repurchase up to an additional $152.8 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 26, 2011, (ii) Condensed Consolidated Balance Sheets at March 26, 2011 and June 26, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended March 26, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

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

April 28, 2011	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer