Form 10-K
period 2011-06-25
MAXIM INTEGRATED PRODUCTS INC
filed 2011-08-08
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 25, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 25, 2010 as reported by The NASDAQ Global Select Market was $3,559,148,668. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of July 31, 2011: 294,814,489.
Documents Incorporated By Reference:
(1)    Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed subsequently.

MAXIM INTEGRATED PRODUCTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item 1A - Risk Factors and in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, manufacturing plans, pending litigation, effective tax rates, and tax reserves for uncertain tax positions, and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "forecast," "believe," "could," "intend," "will," "plan," "seek," "project," and variations of such words and similar words or expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" that appears in Part I, Item 1A of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission ("SEC"). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

PART I

ITEM 1. BUSINESS

Overview

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

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by applicable laws. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Maxim Integrated Products, Inc., 120 San Gabriel Drive, Sunnyvale, California 94086.

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
Digital Cameras
Handheld Computers
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

Manufacturing

We primarily manufacture our own wafers and, to a lesser extent, utilize third-party silicon foundries to produce wafers. The majority of processed wafers are subjected to parametric and functional testing at our facilities. The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. As a result, many different process technologies are currently used for wafer fabrication of our products. Historically, wafer fabrication of analog integrated circuits has not required the state-of-the-art processing equipment, although newer processes do utilize and require such state-of-the-art facilities and equipment. In addition, hybrid and module products are manufactured using a complex multi-chip technology featuring thin-film, laser-trimmed resistors and other active or passive components. We rely on our own fabrication technologies and facilities to implement such manufacturing requirements. We also utilize unaffiliated manufacturing subcontractors. We are expanding our internal and external manufacturing and test capacity to meet future growth.

During fiscal years 2011, 2010 and 2009, most of our own wafer production occurred at one of our four owned wafer fabrication facilities consisting of the following:

Facility Location	Fiscal Year Acquired
Beaverton, Oregon	1994
San Jose, California	1998
Dallas, Texas	2001
San Antonio, Texas	2004

At the end of fiscal year 2009, we ceased wafer fabrication efforts in our Dallas, Texas facility and converted it into a wafer bump manufacturing facility. In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation ("Epson"). In fiscal year 2010, we entered into a supply agreement with Powerchip Technology Corporation ("Powerchip") and Maxchip Electronics Corp. ("Maxchip") to provide 300mm and 200mm wafer capacity. Under these agreements, partner foundries (Epson, Powerchip and Maxchip) have manufactured some of our mixed-signal semiconductor products. These products are manufactured under rights and licenses using our proprietary technology at Epson's fabrication facility located in Sakata, Japan and at Powerchip and Maxchip's fabrication facilities in Hsinchu, Taiwan. In fiscal years 2011, 2010 and 2009 the products manufactured by our partner foundries represented 32%, 19% and 9%, respectively, of our total wafer production.

Our wafer bump manufacturing facility located in Dallas, Texas is used to manufacture products that utilize chip scale packaging ("CSP") or wafer level packaging ("WLP"). CSP or WLP enables integrated circuits to be attached directly to a printed circuit board without the use of a traditional plastic package. In addition, we utilize independent subcontractors to perform wafer bump manufacturing to the extent we do not have the internal capacity or capabilities to perform such services.

Once wafer manufacturing has been completed, wafers are generally sorted in order to determine which integrated circuits on each wafer are functional and which are defective. We currently perform the majority of wafer sort, final test and shipping activities at two facilities located in Cavite, the Philippines and Chonburi Province, Thailand. Our finished products ship directly from either Cavite, the Philippines or Chonburi Province, Thailand to customers worldwide or to other Company locations for sale to end-customers or distributors.  In addition, we utilize independent subcontractors to perform wafer sort.

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

With the introduction of 300mm wafers into our manufacturing network, we have enabled subcontractors located in Taiwan to perform wafer bumping and testing of 300mm wafers.

We currently perform substantially all of our module assembly operations in our facility in Batangas, Philippines. The Batangas, Philippines facility also performs wafer singulation and tape-and-reel of bumped (CSP or WLP) wafers.

Customers, Sales and Marketing

We market our products worldwide through a direct-sales and applications organization and through our own and other unaffiliated distribution channels to a broad range of customers in diverse industries. Our products typically require a sophisticated technical sales and marketing effort. Our sales organization is divided into domestic and international regions. Distributors and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements.

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

We derived approximately 30% of our fiscal 2011 revenue from sales made through distributors. Our primary distributor is Avnet Electronics which accounted for 14% and 12% of our revenues in fiscal years 2011 and 2010, respectively. Avnet, like our other distributors is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Samsung, our largest single customer, excluding distributors, accounted for approximately 12% of net revenues in fiscal years 2011 and 2010, and no other single customer accounted for more than 10% of revenue in fiscal year 2011, 2010 and 2009, not including distributors. No single product accounted for more than 10% of net revenues in fiscal years 2011, 2010 and 2009. Based on customers' ship-to locations, international sales accounted for approximately 85%, 85% and 82% of net revenues in fiscal years

2011, 2010 and 2009, respectively. See Note 12, "Segment Information" in the Notes to Consolidated Financial Statements in Item 15.

Seasonality

The seasonality for any specific period of time has generally not had a material impact on our results of operations. As explained in our risk factors in this report, our revenue is more likely to be influenced on a quarter to quarter basis by customer demand patterns.

Foreign Operations

We conduct business in numerous countries outside the United States. During fiscal 2011, we derived approximately 85% of our net revenues from customers in international markets. Our international business is subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments as further described in the risk factors in this report.

Backlog

At June 25, 2011 and June 26, 2010, our current quarter backlog was approximately $460 million and $614 million, respectively. We include in our backlog orders with customer request dates within the next 3 months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog at any time should not be used as a measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments. Please refer to the Risk Factor titled “Incorrect forecasts, reductions, cancellations or delays in orders for our products could adversely affect our results of operations” for the risks associated with backlog.

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

Our research and development plans require engineering talent and tools for process technologies, test development, packaging development, product definition, electronic design automation ("EDA"), circuit design, software development and applications support. Research and development expenses were approximately $525.3 million, $474.7 million and $520.2 million in fiscal years 2011, 2010 and 2009, respectively. See "Research and Development" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

Competition

The mixed signal analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some portion of our business.

We believe the principal elements of competition include:

•	technical innovation, service and support;

•	time to market;

•	product performance and features;

•	quality and reliability;

•	product pricing and delivery capabilities;

•	customized design and applications;

•	business relationship with customers;

•	experience, skill and productivity of employees and management; and

•	manufacturing competence and inventory management.

Our principal competitors include, but are not limited to, Texas Instruments Inc., Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, and National Semiconductor Corporation which has entered into an agreement to be acquired by Texas Instruments. In addition, we expect increased competition in the future from other emerging and established companies. For further description of competitive factors that may affect our future business, please refer to the section entitled "Our operating results may be adversely affected by increased competition" contained in Part I, Item 1A of this Annual Report on Form 10-K.

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

We hold and pursue intellectual property, including patents, trademarks and trade secrets, as appropriate for our markets and technologies. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from 2011 to 2031. We have also registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. Likewise, we have registered for and received certain copyrights.

There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it, please refer to the section entitled "We may be unable to adequately protect our proprietary rights, which may impact our ability to compete effectively" contained in Part I, Item 1A of this Annual Report on Form 10-K.

Employees

As of June 25, 2011, we employed 9,370 people of whom 4,468 were employed in the United States and 4,902 were employed outside the United States.

Environmental Regulations

To date, our compliance with foreign, federal, state and local laws and regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive or financial position. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future statutes and regulations governing the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous materials used in our manufacturing processes, please refer to the section entitled "Environmental liabilities could force us to expend significant capital and incur substantial costs" contained in Part I, Item 1A of this Annual Report on Form 10-K.

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

Incorrect forecasts, reductions, cancellations or delays in orders for our products could adversely affect our results of operations

As is customary in the semiconductor industry, customer orders may be canceled in most cases without penalty to the customers. Some customers place orders that require us to manufacture products and have available for shipment, even though the customer may be unwilling to make a binding commitment to purchase all, or even any, of the products. In other cases, we manufacture product based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders, potentially leading to an initial inflation of backlog followed by a sharp reduction. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the ordered products are sold by the distributors. When combined with the risks of order cancellation, our backlog cannot be used as a measure of future revenue. Furthermore, orders or forecasts may be for products that meet the customer's unique requirements so that those canceled or unrealized orders would, in addition, result in an inventory of unsaleable products, causing potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products, the amount of unsaleable products could be substantial. As a result, incorrect forecasts, reductions, cancellations or delays in orders for our products could adversely affect our operating results.

Our operating results may be adversely affected by unfavorable economic and market conditions

The economic environment could subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products. Accordingly, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, weakness in the market for end users of our products could harm the cash flow of our distributors and resellers who could then delay paying their obligations to us or experience other financial difficulties. This would further increase our credit risk exposure and, potentially, cause delays in our recognition of revenue on sales to these customers.

If global economic and market conditions, or economic conditions in the United States or other key markets, deteriorate, we may experience material adverse effects on our business, operating results, and financial condition

Political conditions could materially affect our revenues and results of operations

We are subject to the political and legal risks inherent in international operations. Exposure to political instabilities, different business policies and varying legal standards could impact economic activity, which in turn, could lead to a contraction of customer demand or a disruption in our operations. We have been affected by these problems in the past, but none have materially affected our results of operations to date. Problems in the future or not-yet-materialized consequences of past problems, could affect deliveries of our product to our customers, possibly resulting in substantially delayed or lost sales and/or increased expenses that could materially adversely affect our financial condition and results of operations.

Our quarterly operating results may fluctuate, which could adversely impact our common stock price

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the semiconductor industry;

•	Reduced visibility into our customers' spending plans and associated revenue;

•	The level of price and product competition in our product markets;

•	The impact of the uncertain economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;

•	The overall movement toward industry consolidations among our customers and competitors;

•	Market acceptance of new products and product enhancements;

•	Announcements and introductions of new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements (introduced by us or our competitors);

•	Our ability to meet increases in customer orders in a timely manner;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner; and

•	Our levels of operating expenses.

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

We may encounter difficulties in the implementation of a new manufacturing execution system, which may adversely affect our operations and financial reporting

We are in the process of implementing a new manufacturing execution system (“MES”) in our testing facilities that is scheduled to be completed by the end of fiscal year 2013 as part of our ongoing efforts to improve the quality and productivity of  our operations. Any difficulties in the implementation or operation of the MES system could increase the cost to test our products or disrupt the testing of our products which, in turn, could materially adversely affect our results of operation and financial reporting.

Our manufacturing operations may be interrupted or suffer yield problems

Given the nature of our products, it would be very time consuming, difficult, and costly to arrange for new manufacturing facilities to supply such products. Any prolonged inability to utilize one of our manufacturing facilities or a third party foundry, due to damages resulting from fire, natural disaster, unavailability of electric power, or labor unrest would have a material adverse effect on our results of operations and financial condition.

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

Our independent distributors and sales representatives may terminate their relationship with us or fail to make payments on outstanding accounts receivable to us, which would adversely affect our financial results

A portion of our sales is realized through independent electronics distributors that are not under our control. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. We require certain foreign distributors to provide a letter of credit to us in an amount equal to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, could be disruptive to our current business.

Our operating results may be adversely affected by increased competition

We experience intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than us, as well as greater technical resources and proprietary intellectual property rights than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

Our dependence on subcontractors for assembly, test, freight, and logistic services and certain manufacturing services may cause delays beyond our control in delivering products to our customers

We rely on subcontractors located in various parts of the world for assembly and CSP packaging services, freight and logistic services, and, to a lesser extent, wafer fabrication and test services. None of the subcontractors we currently use are affiliated with us. Reliability problems experienced by our subcontractors or the inability to replace any subcontractor could cause serious problems in delivery and quality resulting in potential product liability to us. Such problems could impair our ability to meet our revenue plan in the fiscal period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations. (For more information on subcontractor locations, please see Item 1. Business - Manufacturing)

Any disruptions in our sort, assembly, test, freight and logistic operations or in the operations of our subcontractors, including, but not limited to, the inability or unwillingness of any of our subcontractors to produce adequate supplies of processed wafers, integrated circuit packages or tested product conforming to our quality standards or their inability to provide timely delivery of products or services required by us, could adversely affect the continuity of product supply as well as damage our reputation, relationship and goodwill with customers. This, in turn, could have a material adverse effect on our results of operations. Furthermore, finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

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

Environmental liabilities could force us to expend significant capital and incur substantial costs

Various foreign and United States federal, state, and local government agencies impose a variety of environmental regulations on the storage, handling, use, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Compliance with these regulations has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. There can be no assurance, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon us. Any failure by us to not adequately control the storage, handling, use, discharge or disposal of regulated substances could result in fines, suspension of production, alteration of wafer fabrication processes and legal liability, which may materially adversely impact our financial condition, results of operations or liquidity.

We may be unable to adequately protect our proprietary rights, which may impact our ability to compete effectively

We rely upon know-how, trade secrets, and patents to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology, reverse engineer our products or that the confidentiality agreements upon which we rely will be adequate to protect our interests. Moreover, the laws of some foreign countries generally do not protect proprietary rights to the same extent as the United States, and we may encounter problems in protecting our proprietary rights in those foreign countries. Other companies have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if these patents are found to be valid. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms or at all.

From time to time, we have received, and in the future may receive, notice of claims of infringement by our products on intellectual property rights of third parties. If one or more of our products or processes were determined to infringe on any such intellectual property rights of a third party, a court might enjoin us from further manufacture and/or sale of the affected products. We would then need to obtain a license from the holders of the rights and/or to re-engineer our products or processes in such a way as to avoid the alleged infringement. In the past, it has been common in the semiconductor industry for patent holders to offer licenses on reasonable terms and rates. Although the practice of offering licenses appears to be generally continuing, in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses. In any of those cases, there can be no assurance that we would be able to obtain any necessary license on commercially reasonable terms acceptable to us, if at all, or that we would be able to re-engineer our products or processes in a cost effective manner to avoid infringement. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a material portion of our products, the reduction or elimination of the value of related inventories and the assessment of a substantial monetary award for damages related to past sales, all of which could have a material adverse effect on our results of operations and financial condition.

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

Limitations in manufacturing capacity or delays in lead-time for delivery of products could adversely affect our future growth opportunities and results of operations

Our ability to successfully realize revenue growth relative to any future increase in customer demands for our products could be limited by our manufacturing capacity and other supply constraints. Our results of operations may be adversely affected if we fail to meet such increase in demand for our products without significantly increasing the lead-time required for our delivery of such products. Any significant increase in the lead-time for delivery of products may negatively affect our customer relationships, reputation as a dependable supplier of products and ability to obtain future design wins, while potentially increasing order cancellations, aged, unsaleable or otherwise unrealized backlog , and the likelihood of our breach of supply agreement terms. Any one of the foregoing factors could negatively affect our future revenue growth and results of operations.

We are subject to warranty claims and product liability

We face an inherent risk of exposure to product liability suits in connection with reliability problems which may be experienced by our customers. Our products are used by varying industries, including the transportation and medical industries. Failure of our products to perform to specifications could lead to substantial damage to both the end product in which our device has been placed and to the user of such end product. If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could have a material adverse effect on our results of operations.

We manufacture and sell products into many global jurisdictions where our efforts to contractually limit liability for certain damages, including consequential, indirect and non-proximately caused damages, may not be enforceable or may be found by a court to not apply in a particular situation. Likewise, as we continue to partner with certain customers we may be required to accept increasing exposure for liability, including product liability. We believe these relationships with key customers will continue to increase. We continue to attempt to structure our customer relationships to reduce such liability exposures, however, any damages for such liability claims could materially adversely impact the Company financially. Should we choose to not enter into such relationships, our revenues and financial operations could be materially adversely affected.

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

We may pursue acquisitions and investments that could harm our operating results and may disrupt our business

We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary to gain access to key technologies that we believe will augment our existing technical capability and support our business model objectives. Acquisitions, alliances and investments involve risks and uncertainties that may unfavorably impact our future financial performance. If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects that we currently do not foresee. We must implement our business processes and systems in the acquired operations and effectively integrate the different cultures of acquired business organizations into our own. We may also need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

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

If we fail to enter into future vendor managed inventory arrangements or fail to supply the specific product or quantity under such arrangements, the results of our operations and financial condition may be materially adversely impacted

We enter into arrangements with certain original equipment manufacturers ("OEMs") and Electronic Manufacturing Services ("EMS") partners to consign quantities of certain products within close proximity of the OEMs and EMS partners' manufacturing location. The inventory is physically segregated at these locations and we retain title and risk of loss related to this inventory until such time as the OEM or EMS partner pulls the inventory for use in their manufacturing process. Once the inventory is pulled by the OEM or EMS partner, title and risk of loss pass to the customer, at which point we relieve inventory and recognize revenue and the related cost of goods sold. The specific quantities to be consigned are based on a forecast provided by the OEM or EMS partner. Generally, the arrangements with the OEMs and EMS partners provide for transfer of title and risk of loss once product has been consigned for a certain length of time.

We believe these arrangements will continue to grow in terms of number of customers and products and will increase in proportion to consolidated net revenues. It is our belief that revenues from such arrangements will eventually become significant to consolidated net revenues. Should we be unable or unwilling to enter into such agreements as requested by OEMs or EMS partners, our results of operations may be materially adversely impacted. Should we be unable to supply the specific product and quantity needed by the OEM or EMS partner as reflected in their forecast, we may be liable for damages, including, but not limited to, lost revenues and increased production costs which could have a material adverse impact on our results of operations and financial condition. Should we supply product in excess of the OEM or EMS partners actual usage, any inventory not consumed may become excess or obsolete which would result in an inventory write off that could materially adversely affect our results of operations.

Our stock price may be volatile

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations including but not limited to the following:

•	our anticipated or actual results of operations;

•	announcements or introductions of new products by us or our competitors;

•	anticipated or actual operating results of our customers, peers or competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in our four major markets;

•	the commencement or outcome of litigation or governmental investigations;

•	change in ratings and estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions;

•	dividend changes;

•	changes in our capital structure, including any decision we make in regard to the repurchase of our common stock;

•	management changes;

•	supply constraints;

•	semiconductor industry cyclicality;

•	our inclusion in certain stock indices;

•	our ability to maintain compliance with the SEC reporting requirements; and

•	other events or factors beyond our control.

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

We may be subject to income tax liabilities under Section 409A of the Internal Revenue Code and other payroll taxes

In the past, a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. Many of these options are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). In fiscal year 2008, we took action to cure certain options from exposure under Section 409A. However, there can be no assurance that such action cured all potential circumstances in which Section 409A would apply. Should it be determined that excise taxes under Section 409A were to apply and we decide to reimburse option holders for such taxes, our results of operations may be materially adversely affected. Also, we have determined that certain payroll taxes, interest and penalties may apply to us under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable amount of such liabilities. There can be no assurance that our accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

We may be materially adversely affected by currency fluctuations or changes in trade policies

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 85%, 85% and 82% of our net revenues in fiscal years 2011, 2010 and 2009, respectively, were shipped to foreign locations. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products from our foreign competitors.

We are subject to U.S. Customs and Export Regulations

We are subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies. Failure to comply with such regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product, which could have a material adverse impact on our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located in Sunnyvale, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal owned general offices and manufacturing facilities at June 25, 2011:

Owned Property Location	Use(s)	Approximate Floor Space (sq. ft.)

Sunnyvale, California	Office space and engineering space	56,000

San Jose, California	Wafer fabrication, office space and administration	80,000

San Jose, California	Future Corporate headquarters, office space, engineering, manufacturing, administration, customer services, shipping, and other	435,000

N. Chelmsford, Massachusetts	Engineering, office space and administration	30,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	226,000

Hillsboro, Oregon	Engineering, manufacturing, office space and administration	325,000

Dallas, Texas	Dallas Semiconductor headquarters, office space, engineering, manufacturing, administration, wafer fabrication, customer service, warehousing, shipping, and other	657,000

Irving, Texas	Wafer fabrication space, office space and administration	622,000

San Antonio, Texas	Wafer fabrication, office space and administration	381,000

Cavite, the Philippines	Manufacturing, engineering, administration, office space, customer service, shipping, and other	234,000

Batangas, the Philippines	Manufacturing, engineering, office space and other	78,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping, and other	144,000

Bangalore, India	Land	4.6 acres

Chandler, Arizona	Office space, engineering, and test	65,000

Several of the buildings at our corporate headquarters in Sunnyvale, California were sold in fiscal 2011 as we intend to relocate our corporate headquarters in 2012 to a location in San Jose, California. The buildings are being leased by us until renovations to our newly acquired campus in San Jose are complete and our employees are relocated to the new campus.

The Irving, Texas facility is not currently operational.

In addition to the property listed in the above table, we also lease sales, engineering, administration and manufacturing offices and other premises at various locations in the United States and overseas under operating leases, none of which are material to our future cash flows. These leases expire at various dates through 2025. We anticipate no difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

We expect these facilities to be adequate for our business purposes through at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of the Company's business. The Company does not believe that the ultimate outcome of such matters arising in the normal course of business will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Legal Fees Associated with Indemnification Obligations, Defense and Other Related Costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers and directors and certain former officers and directors. More specifically, the Company has separate written indemnification agreements with its current and former executive officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company who were subject to civil suits and civil charges by the SEC in connection with Maxim's historical stock option granting practices. The Company expenses such amounts as incurred.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (formerly the NASDAQ National Market) ("NASDAQ") under the symbol MXIM. At July 31, 2011, there were 912 stockholders of record of our common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2011 and 2010:

	High	Low
Fiscal Year ended June 25, 2011
First Quarter	$18.54	$15.87
Second Quarter	$24.82	$17.81
Third Quarter	$28.10	$23.58
Fourth Quarter	$28.34	$23.79

	High	Low
Fiscal Year ended June 26, 2010
First Quarter	$19.31	$15.17
Second Quarter	$20.87	$16.67
Third Quarter	$20.59	$17.41
Fourth Quarter	$21.27	$16.66

The following table sets forth the dividends paid per share for fiscal years 2011 and 2010:

	Fiscal Years
	2011	2010

First Quarter	$0.21	$0.20
Second Quarter	$0.21	$0.20
Third Quarter	$0.21	$0.20
Fourth Quarter	$0.21	$0.20

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 25, 2011:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Mar. 27, 2011 - Apr. 23, 2011	725	$25.24	725	$134,506
Apr. 24, 2011 - May 21, 2011	660	$26.94	660	$116,723
May 22, 2011 - Jun. 25, 2011	890	$25.77	890	$93,791
Total	2,275	$25.94	2,275	$93,791

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

During fiscal year 2011, the Company repurchased approximately 10.9 million shares of its common stock for $231.0 million. As of June 25, 2011, the Company had remaining authorization of $93.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

Equity Compensation Plan Information

For important information regarding our equity compensation plans, please see Note 6, "Stock-Based Compensation," in the Notes to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index for the five years ended June 25, 2011. The graph and table assume that $100 was invested on June 23, 2006 (the last day of trading for the year ended June 24, 2006) in each of our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index are based on our fiscal year.

	Base Year	Fiscal Year Ended
	June 24, 2006	June 30, 2007	June 28, 2008	June 27, 2009	June 26, 2010	June 25, 2011
Maxim Integrated Products, Inc.	100.00	105.97	68.80	55.83	62.97	90.40
NASDAQ Composite	100.00	122.71	109.15	86.65	104.81	125.05
Philadelphia Semiconductor index	100.00	112.52	82.87	59.06	79.05	88.12

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The data set forth below as of June 25, 2011 and June 26, 2010 and for each of the three years in the period ended June 25, 2011 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in this Annual Report on Form 10-K. The following selected financial data as of June 27, 2009, June 28, 2008, and June 30, 2007 and for the two years in the period ended June 28, 2008 is derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009	June 28, 2008	June 30, 2007
	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,472,341	$1,997,603	$1,646,015	$2,052,783	$2,009,124
Cost of goods sold	942,377	804,537	797,138	804,083	782,494

Gross margin	$1,529,964	$1,193,066	$848,877	$1,248,700	$1,226,630
Gross margin %	61.9%	59.7%	51.6%	60.8%	61.1%

Operating income	$673,039	$292,050	$17,378	$426,053	$352,413
% of net revenues	27.2%	14.6%	1.1%	20.8%	17.5%

Net income	$489,009	$125,139	$10,455	$317,725	$286,227

Earnings per share:
Basic net income per share	$1.65	$0.41	$0.03	$0.99	$0.89

Diluted net income per share	$1.61	$0.40	$0.03	$0.98	$0.87

Shares used in the calculation of
earnings per share:
Basic	296,755	304,579	310,805	320,553	320,434

Diluted	303,377	310,016	311,479	325,846	329,883

Dividends paid per share	$0.84	$0.80	$0.80	$0.75	$0.62

	As of
	June 25, 2011	June 26, 2010	June 27, 2009	June 28, 2008	June 30, 2007
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$962,541	$826,512	$709,348	$1,013,119	$577,068
Short-term investments	50,346	—	204,055	205,079	722,286
Total cash, cash equivalents and short-term investments	$1,012,887	$826,512	$913,403	$1,218,198	$1,299,354
Working capital	$1,313,512	$1,174,096	$1,316,175	$1,627,406	$1,615,669
Total assets	$3,527,743	$3,482,325	$3,081,775	$3,708,390	$3,606,784
Long-term debt	$300,000	$300,000	$—	$—	$—
Stockholders' equity	$2,510,818	$2,352,958	$2,594,465	$3,147,811	$3,131,934

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this report and the risk factors included in Part I, Item 1A of this report, as well as "forward-looking statements" and other risks described herein and elsewhere in this report, before making an investment decision regarding our common stock.

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

The Company estimates potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances.  Estimates made by us may differ from actual returns and sales allowances.  These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 25, 2011 and June 26, 2010, the Company had $16.0 million and $15.0 million accrued for returns and allowances against accounts receivable, respectively. During fiscal years 2011 and 2010, the Company recorded $74.5 million and $67.5 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $73.5 million and $62.8 million actual returns and allowances given during fiscal years 2011 and 2010, respectively.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. Our standard cost revision policy is to continuously monitor manufacturing variances and periodically revise standard costs. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on 12 months forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted. Historically, such differences have not been material. During fiscal years 2011, 2010 and 2009, we had inventory write-downs of $13.8 million, $3.7 million and $38.6 million, respectively.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with ASC ("Accounting Standards Codification") No. 360, Accounting for the Property, Plant, and Equipment ("ASC No. 360"). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. We recorded impairment charges of $0.0 million, $8.3 million and $51.1 million during fiscal years 2011, 2010 and 2009, respectively.

Intangible Assets and Goodwill

We account for intangible assets in accordance with ASC No. 360. We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC No. 350, Intangibles-Goodwill and Other ("ASC 350"), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the first quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. No impairment charges were recorded associated with our goodwill and intangible assets during fiscal years 2011, 2010, and 2009, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation in Stock Compensation, ("ASC 718"). ASC 718 requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options and other awards made to our employees and directors in exchange for services, in the income statement. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. We use the Black-Scholes valuation model to measure the fair value of our stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. ASC 718 also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on our operating results. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

Accounting for Income Taxes

We must make certain estimates and judgments in the calculation of income tax expense, determination of uncertain tax positions,

and in the determination of whether deferred tax assets are more likely than not to be realized. The calculation of our income tax expense and income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations.

ASC 740-10, Income Taxes, prescribes a recognition threshold and measurement framework for financial statement reporting and disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more-likely-than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. Although we believe that the Company's computation of tax benefits to be recognized and realized are reasonable, no assurance can be given that the final outcome will not be different from what was reflected in our income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made. See Note 16 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K for further information related to ASC 740-10.

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

Pursuant to the Company's charter documents and indemnification agreements, we have certain indemnification obligations to our officers and directors, and certain former officers and directors. More specifically, we have separate written indemnification agreements with our current and former executive officers and directors. Pursuant to such obligations, we have incurred substantial expenses related to legal fees for certain former officers of the Company subject to civil charges by the SEC and other governmental agencies in connection with Maxim's historical stock option granting practices. During fiscal year 2010, the Company recorded a $173.0 million charge in connection with an agreement to settle the class action complaint regarding its historical stock option granting practices and on July 23, 2010, the Company paid such amount into an escrow fund in accordance with the terms of the settlement. Please refer to Item 3, Legal Proceedings and Note 13, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included elsewhere in this report for more information on the litigation and associated settlement.

Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	June 25, 2011	June 26, 2010	June 27, 2009

Net revenues	100%	100%	100%
Cost of goods sold	38.1%	40.3%	48.4%
Gross margin	61.9%	59.7%	51.6%
Operating expenses:
Research and development	21.2%	23.8%	31.6%
Selling, general and administrative	11.8%	12.1%	12.1%
Intangible asset amortization	0.8%	0.5%	0.4%
In process research & development	—%	—%	0.2%
Impairment of long-lived assets	—%	0.4%	3.1%
Severance and restructuring expenses	0.1%	—%	1.7%
Other operating expenses, net	0.8%	8.3%	1.4%
Total operating expenses	34.7%	45.1%	50.6%
Operating income	27.2%	14.6%	1.1%
Interest (expense) income and other, net	(0.5)%	0.4%	1.0%
Income before provision for income taxes	26.7%	15.0%	2.1%
Provision for income taxes	7.0%	8.8%	1.5%
Net income	19.7%	6.2%	0.6%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009

Cost of goods sold	0.6%	0.8%	3.5%
Research and development	2.2%	2.7%	6.1%
Selling, general and administrative	1.0%	1.2%	2.3%
	3.8%	4.7%	11.9%

Net Revenues

We reported net revenues of $2,472.3 million, $1,997.6 million and $1,646.0 million in fiscal years 2011, 2010 and 2009, respectively. Our net revenues in fiscal year 2011 increased by 24% compared to our net revenues in fiscal year 2010. This increase occurred in three of our end markets due to increased demand for our products, resulting in increased units shipped and increased average selling prices. Revenue from industrial products were up 35%, consumer products were up 28% and communications products were up 26%. Computing products were flat year over year mainly due to exiting certain notebook products with low gross margin and focusing on a better mix, which resulted in a 16% decrease in notebook revenue that offset the growth in other market segments.

Our net revenues in fiscal year 2010 increased by 21% compared to our net revenues in fiscal year 2009. This increase occurred in all four of our end markets due to the increased demand for our products, an increase in units shipped, attributable to the overall recovery in the global economic environment. Revenue from communications products were up 15%, computing products were up 9%, consumer products were up 35% and industrial products were up 22%.

Approximately 85%, 85% and 82% of the Company's net revenues in fiscal years 2011, 2010 and 2009, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim, Europe, and Japan. While the majority of these sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company's results of operations for fiscal years 2011, 2010 and 2009 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 61.9% in fiscal year 2011 compared to 59.7% in fiscal year 2010. The year over year improvements in gross margin is primarily due to improved factory utilization, product mix and decreased stock-based compensation as a percentage of revenue.

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

Research and Development

Research and development expenses were $525.3 million and $474.7 million for fiscal years 2011 and 2010, respectively, which represented 21.2% and 23.8% of net revenues, respectively. The increase in research and development expenses was largely attributable to an increase in salaries and bonuses of $28.1 million, primarily due to increased headcount and higher bonus levels in connection with increased profitability for fiscal year 2011.

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

The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and on our success in recruiting the technical personnel needed for our new product introductions and process development. We view research and development expenditures as critical to maintaining a high level of new product introductions, which in turn are critical to our plans for future growth.

Selling, General and Administrative

Selling, general and administrative expenses were $292.5 million and $242.1 million in fiscal years 2011 and 2010, respectively, which represented 11.8% and 12.1% of net revenues, respectively. The increase in selling, general, and administrative expenses for fiscal year 2011 as compared to fiscal year 2010 was largely attributable to an increase in salaries, bonuses, and benefits of $35.5 million, primarily due to increased headcount and higher bonus levels in connection with increased profitability for fiscal year 2011. In addition travel and expensed equipment increased $6.9 million due to our headcount and business growth requirements.

Selling, general and administrative expenses were $242.1 million and $199.2 million in fiscal years 2010 and 2009, respectively, which represented 12.1% of net revenues in both periods. The increase in selling, general, and administrative expenses for fiscal year 2010 as compared to fiscal year 2009 was largely attributable to an increase in salaries, bonuses, and benefits of $33.7 million, of which $14.4 million related to higher bonus levels in connection with increased profitability for fiscal year 2010, and an increase of $19.3 million was attributable to the transition of our field applications engineers and our business managers from research and development to selling, general and administrative functions. These increases were partially offset by decreased stock-based compensation expenses of $13.9 million, as described below under Stock-based Compensation.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues and our success in recruiting sales and administrative personnel needed to support our operations.

Intangible Asset Amortization Expenses

Intangible asset amortization expenses were $18.8 million and $10.5 million in fiscal years 2011 and 2010, respectively. The increase in intangible asset amortization expenses is primarily attributable to the acquisition of Teridian in the fourth quarter of fiscal year 2010 and Phyworks in the first quarter of fiscal year 2011.

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

Impairment of Long-lived Assets

There were no impairment charges relating to long-lived assets in fiscal year 2011.

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

Severance and Restructuring Expenses

Severance and restructuring expenses were $1.2 million and $(0.7) million in fiscal years 2011 and 2010, respectively. The increase in severance and restructuring expenses is largely due to severance costs associated with the reorganization of one of Maxim's business units and to employees from the Teridian acquisition who remained employed for a temporary period following the completion of the acquisition for transitional purposes.

Severance and restructuring expenses were $(0.7) million and $28.1 million in fiscal years 2010 and 2009, respectively. The decrease in severance and restructuring expenses was largely due to the completion of the fiscal year 2009 restructuring program announced in the third quarter of fiscal year 2009 as a result of the global economic downturn and the resulting reduction in severance and medical benefit costs.

Other Operating Expenses, Net

Other operating expenses, net include legal and accounting fees directly attributable to the restatement of our previously filed financial statements completed in fiscal year 2009, cost reductions due to the reversal of accruals established in prior years for payroll taxes, interest and penalties related to the misdating of option grants and exercises and losses associated with our sale of the Maxim headquarters.

Other operating expenses, net were $19.1 million and $166.2 million in fiscal years 2011 and 2010, respectively, which represented 0.8% and 8.3% of net revenues, respectively. The decrease in other operating expenses, net was attributable to a $173.0 million fiscal 2010 charge in connection with an agreement to settle the class action complaint. See Note 13: Commitments and Contingencies. This was partially offset by $14.3 million loss on sale of our Sunnyvale headquarters in the second quarter of 2011.

Other operating expenses, net were $166.2 million and $23.0 million in fiscal years 2010 and 2009, respectively, which represented 8.3% and 1.4% of net revenues, respectively. The increase in other operating expenses, net was attributable to a $173.0 million charge in connection with an agreement to settle the class action complaint. This was partially offset by $16.4 million in income attributable to gains directly related to proceeds received as a result of the settlement of the derivative litigation during fiscal year 2010. See Note 13 "Commitments and Contingencies" to the Consolidated Financial Statements accompanying this report.

Interest (expense) income and Other, Net

Interest (expense) income and other, net were $(11.4) million in fiscal year 2011 and $8.0 million in fiscal year 2010, which represented (0.5)% and 0.4% of net revenues, respectively. The change is partially attributable to an increase of interest expense of $10.7 million related to our $300 million long-term debt issued in June 2010, a $4.6 million increase in foreign exchange losses in 2011 as compared to foreign exchange gains in 2010, and a reduction in interest income of $2.9 million resulting from lower average interest rates and reduced average cash and short term investment balances.

Interest income and other, net decreased to $8.0 million in fiscal year 2010 from $17.2 million in fiscal year 2009, which represented 0.4% and 1.0% of net revenues, respectively. The decrease is partially attributable to a reduction in interest income of $13.3 million resulting from lower average interest rates and reduced average cash and short term investment balances.

Provision for Income Taxes

Our annual income tax expense was $172.7 million, $174.9 million, and $24.2 million, in fiscal years 2011, 2010, and 2009, respectively. The effective tax rate was 26.1%, 58.3% and 69.8% for fiscal years 2011, 2010, and 2009, respectively. The Company's federal statutory tax rate is 35%.

The Company's income tax provision for the fiscal year 2011 was lower than the amount computed by applying the statutory tax rate primarily because of a $39.4 million benefit for the release of unrecognized tax benefits, including related interest, and earnings of foreign subsidiaries taxed at lower tax rates, partially offset by $8.1 million relating to fiscal year 2010 adjustments for differences between our finalized tax return and the tax provision originally recorded. The income tax provision for the fiscal year 2011 also included a $3.6 million one-time benefit for the retroactive extension of the federal research tax credit to January 1, 2010 by legislation that was signed into law on December 17, 2010.

The fiscal year 2010 and 2009 effective tax rates were higher than the statutory tax rate primarily due to losses of a foreign subsidiary for which no tax benefit was available. These foreign losses represent costs of ongoing research and development efforts as well as licensing rights to preexisting intangibles. The tax rate increase generated by the fiscal year 2009 foreign losses was partially offset by tax benefits from the retroactive extension of the Federal research tax credit by legislation enacted in the fiscal year 2009; certain executive compensation benefits in the fiscal year 2009; and prior year state tax provision to return adjustments recorded in the fiscal year 2009.

Stock-based Compensation

The following tables show stock-based compensation expense by type of award, resulting tax effect, and related impact on earnings per share included in the Consolidated Statements of Income for fiscal years 2011, 2010, and 2009:

	For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009
	(in thousands)
Cost of goods sold
Stock options	$2,625	$3,330	$33,380
Restricted stock units	9,820	10,825	23,350
Employee stock purchase plan	1,556	1,065	370
Total	14,001	15,220	57,100

Research and development expense
Stock options	11,325	15,085	38,237
Restricted stock units	36,925	33,834	61,151
Employee stock purchase plan	5,436	5,146	1,442
Total	53,686	54,065	100,830

Selling, general and administrative expense
Stock options	6,120	8,130	21,390
Restricted stock units	18,944	15,056	16,665
Employee stock purchase plan	1,546	1,054	123
Total	26,610	24,240	38,178

Total stock-based compensation expense
Stock options	20,070	26,545	93,007
Restricted stock units	65,689	59,715	101,166
Employee stock purchase plan	8,538	7,265	1,935
Pre-tax stock-based compensation expense	94,297	93,525	196,108
Less: Income tax effect	25,457	25,041	67,430
Net stock-based compensation expense	$68,840	$68,484	$128,678

Pre-tax stock based compensation increased to $94.3 million in fiscal year 2011 from $93.5 million in fiscal year 2010, which represented 3.8% and 4.7% of net revenues, respectively. The decrease in pre-tax stock based compensation as a percentage of revenue was primarily due to the increase in revenue by 24% while the pre-tax stock based compensation was relatively flat.
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
Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) relating to Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for us in our third quarter of fiscal 2012 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our first quarter of fiscal 2013 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.
Backlog

At June 25, 2011 and June 26, 2010, our current quarter backlog was approximately $460 million and $614 million, respectively. We include in our backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to the customers. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog at any time should not be used as a measure of future revenues. All backlog amounts have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments. Please refer to the Risk Factor titled “Incorrect forecasts, reductions, cancellations or delays in orders for our products could adversely affect our results of operations” for the risks associated with backlog.

Financial Condition, Liquidity and Capital Resources

As of June 25, 2011, our available funds consisted of $1,013 million in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, and dividend payments for at least the next twelve months.

Financial Condition

Cash flows were as follows:

	June 25, 2011	June 26, 2010	June 27, 2009
	(in thousands)
Net cash provided by operating activities	$861,454	$490,953	$445,795
Net cash used in investing activities	(278,334)	(241,648)	(191,717)
Net cash used in financing activities	(447,091)	(132,141)	(557,849)
Net increase (decrease) in cash and cash equivalents	$136,029	$117,164	$(303,771)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the year ended June 25, 2011 increased by approximately $370.5 million compared with the year ended June 26, 2010. This was due to an increase in net income of $363.9 million, a reduction in the receivables by $167.5 million and a reduction in other current assets by $132.6 million, over the year ended June 25, 2011, as compared to an increase over the year ended June 26, 2010. These increases were offset by the payment of $173.0 million in July, 2010 relating to the litigation settlement, which was accrued for in fiscal 2010. (For more information on contingencies, see Note 13 to the Consolidated Financial Statements accompanying this report).

Cash from operations for the year ended June 26, 2010 increased by approximately $45.2 million compared with the year ended June 27, 2009. The increase was primarily attributable to an increase in net income and decreased non-cash charges of $167.5 million, offset by an increase in working capital of $97.9 million. This increase in working capital is primarily due to the accounts receivable increase of $131.5 million at the end of fiscal year 2010 compared to fiscal year 2009. Additionally, inventories decreased by $11.8 million compared to fiscal year 2009. Current liabilities increased by $263.7 million primarily due to the litigation settlement and an increase in income taxes payable, and to a lesser extent an increase in anticipated bonuses.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities increased by $36.7 million for the year ended June 25, 2011 compared with the year ended June 26, 2010. The increase was primarily due to $200.2 million proceeds from maturity of short-term investments in the fiscal year ended 2010, that did not recur in fiscal year 2011, $49.8 million relating to purchase of short-term investments and an increase of $26.5 million in net capital expenditures relating to Property, plant and equipment , including the proceeds from the sale of our Sunnyvale headquarters. The increase was offset by $235.9 million representing less cash used for acquisitions.

Cash used in investing activities was $241.6 million in fiscal year 2010 while cash used in investing activities was $191.7 million in fiscal year 2009. The increase in cash from investing activities was primarily attributable to the acquisition of Teridian for $312.8 million, net of cash, in the fourth quarter of fiscal year 2010, which was partially offset by proceeds from the maturities of available-for-sale securities of $200.2 million.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities increased by approximately $315.0 million for the year ended June 25, 2011 compared with the year ended June 26, 2010. This increase was primarily due to cash proceeds from issuance of debt in 2010 of $298.6 million which did not reoccur in 2011.

Cash used in financing activities was $132.1 million in fiscal year 2010 and $557.8 million in fiscal year 2009. The decrease in cash used from financing activities was primarily due to the issuance of debt of $300 million in the fourth quarter of fiscal year 2010, the issuance of ESPP of $24.8 million, a decrease in repurchases of common stock of $44.2 million and a decrease in cash used pursuant to the RSU loan program of $35.6 million.

Liquidity and Capital Resources
Debt Levels
On June 17, 2010, we completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the"Notes") due on June 14, 2013, with an effective interest rate of 3.49%. Interest on the Notes is payable semi-annually in arrears on June 14 and December 14 of each year.

The underwriting agreements governing the Notes contain covenants that provide limitations over the Company's creation or incurrence of liens or sale and lease-back transactions on any of its properties, or properties of its subsidiaries. Upon the occurrence of a change of control triggering event, each holder shall have the right to require the Company to buy their Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The Company's ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes, by the Company's then-available financial resources or by the terms of other agreements to which the Company may be party at such time. If the Company fails to repurchase the senior notes as required by the indenture, it would constitute an event of default. In the event of default, the principal amount and interest will become due and payable immediately.

Available borrowing resources
As of June 25, 2011, we had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under the 2010 Shelf Registration Statement.

Subsequent acquisition

On July 18, 2011, we acquired SensorDynamics, a semiconductor company that develops proprietary sensor and microelectromechanical ("MEMS") solutions. SensorDynamics is based in Lebring, near Graz, Austria. The total cash consideration associated with the acquisition was approximately $130.0 million plus the assumption of approximately $34.0 million in debt.

Contractual Obligations

The following table summarizes the Company's significant contractual obligations at June 25, 2011, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods. This table excludes amounts already recorded on our Consolidated Balance Sheet as current liabilities at June 25, 2011:

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Operating lease obligations (1)	$44,489	$12,808	$15,478	$8,005	$8,198
Royalty obligations (2)	20,000	10,000	10,000	—	—
Long-term debt obligations (3)	300,000	—	300,000	—	—
Interest payments associated with long-term debt obligations (4)	20,441	10,350	10,091	—	—
Capital equipment and inventory related purchase obligations (5)	33,899	17,515	3,752	3,752	8,880
Total	$418,829	$50,673	$339,321	$11,757	$17,078

(1) The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through
2025.
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

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included above. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

As of June 25, 2011, our gross unrecognized income tax benefits were $117.4 million, which excludes $3.3 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 25, 2011, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash and cash equivalents and the 3.45% fixed rate senior unsecured notes issued in June 2010 (See Note 5 "Financial Instruments" to the Consolidated Financial Statements accompanying this report). The Company does not use derivative financial instruments to hedge the risk of interest rate volatility. At June 25, 2011, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. Maxim incurs expenditures denominated in non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. Maxim has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. Maxim does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter party to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

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

Foreign exchange contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the year ended June 25, 2011 and June 26, 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 15(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 25, 2011. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 25, 2011.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 25, 2011. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management has concluded that, as of June 25, 2011, our internal control over financial reporting was effective, in all material respects, based on these criteria. Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, audited the effectiveness of the Company's internal control over financial reporting, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 25, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sunnyvale, CA
We have audited the internal control over financial reporting of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 25, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 25, 2011 of the Company and our report dated August 5, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
San Jose, California
August 5, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings "Audit Committee and Audit Committee Financial Expert," "Proposal 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and their ages as of June 25, 2011.

Name	Age	Position
Tunc Doluca	53	President and Chief Executive Officer
Bruce E. Kiddoo	50	Senior Vice President, Chief Financial Officer
David A. Caron	51	Vice President and Principal Accounting Officer
Vivek Jain	51	Senior Vice President, Manufacturing
Edwin Medlin	54	Vice President, General Counsel
Matthew J. Murphy	38	Vice President, Worldwide Sales and Marketing
Christopher J. Neil	45	Division Vice President, Conversion, Computer and Secure Products Division
Pirooz Parvarandeh	51	Group President, High Performance Analog Division
Charles G. Rigg	67	Senior Vice President
Vijay Ullal	52	Group President, Consumer Solutions Division
Steven Yamasaki	56	Vice President, Human Resources

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

Mr. Caron has served as Maxim's Corporate Controller since July 2003 and, prior to that, served as Maxim's Director of Accounting from December 1998 to July 2003.  Mr. Caron was appointed Vice President and Principal Accounting Officer in August 2010. Mr. Caron is a Certified Public Accountant in the state of California and holds a Bachelor of Science in Accounting from San Jose State University.

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

Mr. Medlin joined Maxim in November 1999 as Director and Associate General Counsel. He was promoted to Vice President and Senior Counsel in April 2006 and appointed General Counsel in August 2010. Prior to joining Maxim, he was with the law firm of Ropers, Majeski, Kohn and Bentley from 1987 to 1994 where he held various positions, including director. From 1994 to 1997 he was with Fox Factory, Inc., a privately held manufacturing company where he held the positions of General Counsel, and later,

General Manager. From 1997 to 1999 he was with RockShox, Inc., a publicly traded corporation, where he held the positions of General Counsel and then Vice President of Global Sales and Marketing.

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

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to all directors and employees, including but not limited to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or group, and (v) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at http://www.maxim-ic.com/company/policy. A hard copy of the Code of Ethics will be sent free of charge upon request.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of Compensation Committee" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. "

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading "Corporate Governance" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings "Report of the Audit Committee" and "Principal Accountant Fees and Services."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements.	38
	Consolidated Balance Sheets at June 25, 2011 and June 26, 2010	38
	Consolidated Statements of Income for each of the three years in the period ended June 25, 2011	39
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 25, 2011	40
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 25, 2011	41
	Notes to Consolidated Financial Statements	42
	Report of Independent Registered Public Accounting Firm	76
(2)	Financial Statement Schedule.
	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.
	Schedule II - Valuation and Qualifying Accounts	77
	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 25, 2011	June 26, 2010

ASSETS
Current assets:
Cash and cash equivalents	$962,541	$826,512
Short-term investments	50,346	—

Total cash, cash equivalents and short-term investments	1,012,887	826,512
Accounts receivable, net of allowances of $17,697 in 2011 and $17,438 in 2010	297,632	339,322
Inventories	237,928	206,040
Deferred tax assets	113,427	217,017
Income tax refund receivable	483	83,813
Other current assets	65,495	33,909

Total current assets	1,727,852	1,706,613
Property, plant and equipment, net	1,308,850	1,324,436
Intangible assets, net	204,263	194,728
Goodwill	265,125	226,223
Other assets	21,653	30,325

TOTAL ASSETS	$3,527,743	$3,482,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$110,153	$107,797
Income taxes payable	3,912	13,053
Accrued salary and related expenses	215,627	175,858
Accrued expenses	47,767	37,030
Deferred income on shipments to distributors	36,881	25,779
Accrual for litigation settlement	—	173,000

Total current liabilities	414,340	532,517
Long term debt	300,000	300,000
Income taxes payable	96,099	132,400
Deferred tax liabilities	183,715	136,524
Other liabilities	22,771	27,926

Total liabilities	1,016,925	1,129,367

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 295,780 in 2011 and 300,848 in 2010	296	301
Additional paid-in capital	—	—
Retained earnings	2,524,790	2,364,598
Accumulated other comprehensive loss	(14,268)	(11,941)

Total stockholders' equity	2,510,818	2,352,958

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,527,743	$3,482,325

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended
	June 25, 2011	June 26, 2010	June 27, 2009

Net revenues	$2,472,341	$1,997,603	$1,646,015
Cost of goods sold (1)	942,377	804,537	797,138
Gross margin	1,529,964	1,193,066	848,877
Operating expenses:
Research and development (1)	525,308	474,652	520,228
Selling, general and administrative (1)	292,494	242,144	199,151
Intangible asset amortization	18,752	10,477	6,019
In process research & development	—	—	3,900
Impairment of long-lived assets	—	8,291	51,112
Severance and restructuring expenses	1,247	(699)	28,124
Other operating expenses, net	19,124	166,151	22,965
Total operating expenses	856,925	901,016	831,499
Operating income	673,039	292,050	17,378
Interest (expense) income and other, net	(11,368)	8,013	17,241
Income before provision for income taxes	661,671	300,063	34,619
Provision for income taxes	172,662	174,924	24,164
Net income	$489,009	$125,139	$10,455

Earnings per share:
Basic net income per share	1.65	0.41	0.03

Diluted net income per share	1.61	0.40	0.03

Shares used in the calculation of earnings per share:
Basic	296,755	304,579	310,805

Diluted	303,377	310,016	311,479

Dividends paid per share	$0.84	$0.80	$0.80

(1) Includes stock-based compensation charges as follows:

Cost of goods sold	$14,001	$15,220	$57,100
Research and development	$53,686	$54,065	$100,830
Selling, general and administrative	$26,610	$24,240	$38,178

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Accumulated other	Total
(In thousands)	Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Loss	Stockholders' Equity

Balance, June 28, 2008	320,553	321	251,478	2,901,139	(5,127)	3,147,811
Components of comprehensive income:
Net income				10,455		10,455
Unrealized actuarial loss on post-retirement benefits, net of tax					(3,762)	(3,762)
Tax effect of the unrealized exchange loss on long-term intercompany receivable					552	552
Unrealized gain on available-for-sale investments, net of tax					681	681
Total comprehensive income						7,926
Repurchase of common stock	(18,132)	(18)	(174,172)	(60,942)		(235,132)
Common stock issued under stock plans, net of shares withheld for employee taxes	3,598	3	(20,590)			(20,587)
Stock based compensation			162,010			162,010
Tax shortfall on settlement of equity instruments			(195,294)	(21,541)		(216,835)
Modification of equity instruments to liability			(18,658)			(18,658)
Modification of liability instruments to equity			16,431			16,431
Dividends paid				(248,501)		(248,501)
Balance, June 27, 2009	306,019	306	21,205	2,580,610	(7,656)	2,594,465
Components of comprehensive income:
Net income				125,139		125,139
Unrealized actuarial loss on post-retirement benefits, net of tax					(896)	(896)
Tax effect of the unrealized exchange gain on long-term intercompany receivable					(1,893)	(1,893)
Unrealized loss on available-for-sale investments, net of tax					(1,346)	(1,346)
Unrealized loss on forward-exchange contracts, net of tax					(150)	(150)
Total comprehensive income						120,854
Repurchase of common stock	(10,303)	(10)	(93,499)	(97,396)		(190,905)
Common stock issued under stock plans, net of shares withheld for employee taxes	3,295	3	(29,475)			(29,472)
Stock based compensation			90,440			90,440
Tax shortfall on settlement of equity instruments			(15,748)			(15,748)
Derivative settlement, net of tax			3,512			3,512
Modification of equity instruments to liability			(1,205)			(1,205)
Common stock issued under Employee Stock Purchase Plan	1,837	2	24,770			24,772
Dividends paid				(243,755)		(243,755)
Balance, June 26, 2010	300,848	$301	$—	$2,364,598	$(11,941)	$2,352,958
Components of comprehensive income:
Net income				489,009		489,009
Unrealized actuarial loss on post-retirement benefits, net of tax					(289)	(289)
Tax effect of the unrealized exchange gain on long-term intercompany receivable					(2,369)	(2,369)
Unrealized loss on available-for-sale investments, net of tax					331	331
Total comprehensive income						486,682
Repurchase of common stock	(10,880)	(11)	(151,329)	(79,672)		(231,012)
Common stock issued under stock plans, net of shares withheld for employee taxes	2,660	3	(28,839)			(28,836)
Stock Options Exercised	1,461	1	24,829			24,830
Stock based compensation			93,623			93,623
Tax benefit on settlement of equity instruments			30,546			30,546
Modification of liability instruments to equity			2,350			2,350
Common stock issued under Employee Stock Purchase Plan	1,691	2	28,820			28,822
Dividends paid				(249,145)		(249,145)
Balance, June 25, 2011	295,780	$296	$—	$2,524,790	$(14,268)	$2,510,818

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	June 25, 2011	June 26, 2010	June 27, 2009
Cash flows from operating activities:
Net income	$489,009	$125,139	$10,455
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	94,297	93,525	196,108
Depreciation and amortization	205,062	167,523	205,423
Deferred taxes	140,084	29,090	202,352
In process research & development	—	—	3,900
Loss from sale of property, plant and equipment	12,946	272	2,695
Loss (gain) from sale of equity investments	—	148	(529)
Tax benefit (shortfall) related to stock-based compensation	30,546	(15,748)	(216,835)
Excess tax benefit related to stock-based compensation	(12,869)	(7,005)	(670)
Impairment of long lived assets	—	8,291	51,112
Changes in assets and liabilities:
Accounts receivable	43,256	(124,258)	65,288
Inventories	(29,435)	22,681	49,124
Other current assets	53,255	(79,319)	3,226
Accounts payable	(4,746)	41,191	(5,988)
Income taxes payable	(45,318)	17,384	15,545
Deferred income on shipments to distributors	11,102	9,020	(4,687)
Accrued liabilities- tender offer payments above settlement date fair value	—	—	(8,665)
Accrued liabilities - goodwill payments above settlement date fair value	(164)	(1,328)	(32,016)
Accrued liabilities - litigation settlement	(173,000)	173,000	—
All other accrued liabilities	47,429	31,347	(90,043)
Net cash provided by operating activities	861,454	490,953	445,795

Cash flows from investing activities:
Purchases of property, plant and equipment	(175,253)	(123,901)	(135,429)
Proceeds from sale of property, plant, and equipment	27,624	2,802	947
Acquisitions	(80,918)	(316,784)	(61,010)
Other non-current assets	—	(3,998)	873
Purchases of available-for-sale securities	(49,787)	—	(5,524)
Proceeds from sales/maturities of available-for-sale securities	—	200,233	8,426
Net cash used in investing activities	(278,334)	(241,648)	(191,717)

Cash flows from financing activities
Excess tax benefit from stock-based compensation plans	12,869	7,005	670
Mortgage liability	(3,237)	(40)	(40)
Equity settlements and payouts under the RSU loan program	26	(784)	(50,432)
Proceeds from derivative litigation settlement	—	2,460	—
Repayment of notes payable	(1,422)	—	(3,827)
Long-term debt, net of issuance costs	—	298,578	—
Issuance of common stock	24,830	(4,700)	(20,587)
Repurchase of common stock	(231,012)	(190,905)	(235,132)
Dividends paid	(249,145)	(243,755)	(248,501)
Net cash used in financing activities	(447,091)	(132,141)	(557,849)

Net increase (decrease) in cash and cash equivalents	136,029	117,164	(303,771)
Cash and cash equivalents:
Beginning of year	826,512	709,348	1,013,119
End of year	$962,541	$826,512	$709,348

Supplemental disclosures of cash flow information:
Cash (refunded) paid, net during the year for income taxes	$(15,529)	$217,140	$21,650
Cash paid for interest	10,264	—	—

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$22,841	$6,894	$15,712

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. ("Maxim," the "Company," "we," "us" or "our"), incorporated in Delaware, designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The Company also provides a range of high-frequency process technologies and capabilities for use in custom designs. The analog market is fragmented and characterized by diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. Maxim is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. Integrated circuit assembly is performed by foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, China, Taiwan, Singapore, Indonesia, South Korea and Japan, where wafers are separated into individual integrated circuits and assembled into a variety of packages. The major end-markets the Company's products are sold in are the communications, computing, consumer and industrial markets.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2011, 2010 and 2009 were 52-week fiscal years. Fiscal year 2012 will be a 53-week fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, valuation allowance for deferred tax assets, reserves relating to uncertain tax positions, allowances for doubtful accounts, customer returns and allowances, inventory valuation, reserves relating to litigation matters, assumptions about the fair value of reporting units, accrued liabilities and reserves and assumptions related to the calculation of stock-based compensation. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of demand accounts and money market funds. Short-term investments consist primarily of U.S. Agency debt securities with original maturities beyond three months at the date of purchase.

The Company's short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of stockholders' equity. Realized gains and losses on sales of investment securities are determined based on the specific identification method and are included in "Interest (expense) income and other, net" in the Consolidated Statements of Income.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S. dollar denominated cash flows. These contracts are designated as cash flow hedges and recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than 6 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  For derivative instruments that are not designated as hedging instruments gains and losses are recognized in "interest (expense) income and other, net" in the Consolidated Statements of Income.

Fair Value of Financial Instruments

Maxim measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See Note 5 for a further discussion on fair value of financial instruments.

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

The Company evaluates the recoverability of property, plant and equipment in accordance with Accounting Standards Codification ("ASC") No. 360, Accounting for the Property, Plant, and Equipment. ("ASC No. 360"). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

Intangible Assets and Goodwill

The Company accounts for intangible assets in accordance with ASC No. 360. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC No. 350, Intangibles-Goodwill and Other, ("ASC 350"), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the first quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. No impairment charges were recorded associated with our goodwill and intangible assets during fiscal years 2011, 2010, and 2009, respectively.

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

Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims, property and casualty and general liability. The Company's workers' compensation insurance has a $1.0 million deductible per case. Accruals are primarily based on the estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers' compensation claims, property and casualty and general liability of $4.7 million and $4.4 million are included in accrued expenses as of June 25, 2011 and June 26, 2010, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims of $5.9 million and $5.6 million are included in accrued salary and related expenses as of June 25, 2011 and June 26, 2010, respectively.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates potential future returns and sales allowances related to current period product revenue.  Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances.  Estimates made by the Company may differ from actual returns and sales allowances.  These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 25, 2011 and June 26, 2010, the Company had $16.0 million and $15.0 million reserved for returns and allowances against accounts receivable, respectively. During fiscal years 2011 and 2010, the Company recorded $74.5 million and $67.5 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $73.5 million and $62.8 million actual returns and allowances given during fiscal years 2011 and 2010, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist primarily of expenditures for labor and benefits, masks, prototype wafers and depreciation.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were immaterial in fiscal years 2011, 2010, and 2009, respectively.

Shipping Costs

Shipping costs billed to customers are included in net revenues and the related shipping costs are included in cost of goods sold.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various inputs with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

ASC 718 also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forfeitures or vesting differ from those estimates. Such revisions could have a material effect on the Company's operating results. The assumptions the Company uses in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes, stock-based compensation for future awards may differ materially compared to the awards granted previously.

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

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers and directors, and certain former officers and directors. More specifically, the Company has separate written indemnification agreements with its current and former executive officers and directors. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses to certain former officers of the Company subject to civil charges by the SEC in connection with Maxim's historical stock option granting practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who were defendants in the civil actions described above. The Company expenses such amounts as incurred.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The company derived approximately 30% of our fiscal 2011 revenue from sales made through distributors. Our primary distributor is Avnet Electronics. Avnet, like our other distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. Avnet accounted for 14% and 12% of revenues in fiscal years 2011 and 2010, respectively, and 11% and 10% of accounts receivable in fiscal years 2011 and 2010, respectively. Samsung, our largest single customer, excluding distributors, accounted for approximately 12% and 12% of net revenues in fiscal year 2011 and 2010, respectively, and 18% and 13% of accounts receivable as of June 25, 2011 and June 26, 2010, respectively. No other single customer accounted for more than 10% of revenue or receivables in fiscal years 2011, 2010 and 2009.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) relating to Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for us in our third quarter of fiscal 2012 and should be applied retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-05 on its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our first quarter of fiscal 2013 and should be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on its consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	June 25, 2011	June 26, 2010
	(in thousands)
Accounts receivable	$315,329	$356,760
Returns and allowances	(17,697)	(17,438)
	$297,632	$339,322

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of inventories consist of:

	June 25, 2011	June 26, 2010
Inventory:	(In thousands)
Raw materials	$18,419	$16,747
Work-in-process	162,245	140,497
Finished goods	57,264	48,796
	$237,928	$206,040

Property, plant and equipment, net consist of:

	June 25, 2011	June 26, 2010
Property and equipment:	(In thousands)
Land	$86,257	$87,237
Buildings and building improvements	313,642	341,734
Machinery and equipment	1,978,827	1,872,349
	2,378,726	2,301,320
Less accumulated depreciation	(1,069,876)	(976,884)
	$1,308,850	$1,324,436

The Company recorded $156.3 million, $146.1 million and $191.1 million of depreciation expense in fiscal years 2011, 2010 and 2009, respectively.

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

The Company's Level 1 assets consist of certain money market funds.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company's Level 2 assets and liabilities consist of certain money market funds, government agency securities and foreign currency forward contracts.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of June 25, 2011				As of June 26, 2010
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$603,180	$3,457	$—	$606,637	$634,358	$2,997	$—	$637,355
Government agency securities (2)	—	50,346	—	50,346	—	—	—	—
Foreign currency forward contracts	—	326	—	326	—	18	—	18
Total Assets	$603,180	$54,129	$—	$657,309	$634,358	$3,015	$—	$637,373

Liabilities
Foreign currency forward contracts	$—	$309	$—	$309	$—	$851	$—	$851
Total Liabilities	$—	$309	$—	$309	$—	$851	$—	$851

(1) Included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Consolidated Balance Sheets.

As of June 25, 2011 and June 26, 2010, none of the company's assets and liabilities were measured at fair value on a non-recurring basis.

NOTE 5: Financial Instruments

Short-term investments
Fair value as of June 25, 2011 were as follows:

	June 25, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available‑for‑sale investments
Government agency securities	$49,826	$520	$—	$50,346
Total available‑for‑sale investments	$49,826	$520	$—	$50,346

Short-term investments as of June 26, 2010 ; none held.

Maxim did not recognize any impairment charges on such investments in fiscal years 2011, 2010 and 2009.
Contractual maturities of investments in available-for-sale debt securities at June 25, 2011 were as follows:

	June 25, 2011
	Amortized Cost	Estimated Fair Value
	(in thousands)
Due February 26, 2013	$49,826	$50,346
	$49,826	$50,346

The Company's interest (expense) income and other, net of $(11.4) million, $8.0 million and $17.2 million in fiscal years 2011, 2010 and 2009, respectively, include interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains and losses realized upon the sale of marketable securities were immaterial during fiscal years 2011, 2010 and 2009.

Derivative instruments and hedging activities

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. Maxim incurs expenditures denominated in non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. Maxim has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rates for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. Maxim does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter party to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
Maxim estimates the fair value of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheets were recorded as follows:

	As of June 25, 2011			As of June 26, 2010
	Gross Notional (1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$35,629	$53	$287	$20,085	$2	$237

Derivatives not designated as hedging instruments
Foreign exchange contracts	26,342	273	22	32,281	16	614
Total derivatives	$61,971	$326	$309	$52,366	$18	$851
(1) Represents the face amounts of contracts that were outstanding as of June 25, 2011 and June 26, 2010, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments during the years ended June 25, 2011 and June 26, 2010.

	June 25, 2011	June 26, 2010
	(in thousands)
Beginning balance	$(235)	$—
Loss reclassified to income	514	—
Amount recorded in other comprehensive loss	(513)	(235)
Ending balance	$(234)	$(235)

Maxim expects to reclassify an estimated net accumulated other comprehensive loss of $0.2 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.
The before-tax effect of cash flow derivative instruments for the years ended June 25, 2011 and June 26, 2010 was as follows:

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
		Year Ended
	Location	June 25, 2011	June 26, 2010
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net Revenues	$(1,152)	$—
Foreign exchange contracts	Cost of goods sold	638	—
Total cash flow hedges		$(514)	$—
The before-tax effect of cash flow derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the year ended June 25, 2011 and June 26, 2010 was as follows:

	Gain ( Loss) Recognized in Income on Derivative Instrument
		Years Ended
	Location	June 25, 2011	June 26, 2010
		(in thousands)
Foreign exchange contracts	Interest and other (expense) income, net	$(1,893)	$1,444
Total		$(1,893)	$1,444

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In United States Dollars	June 25, 2011	June 26, 2010
	(in thousands)
Euro	$1,542	$(17,874)
Japanese Yen	(5,156)	(17,923)
British Pound	(10,928)	(3,512)
Philippine Peso	17,140	6,576
Thai Bhat	3,523	2,327
Total	$6,121	$(30,406)

Long- term debt

On June 17, 2010, the Company completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the "Notes") due on June 14, 2013, with an effective interest rate of 3.49%. Interest on the Notes is payable semi-annually in arrears on June 14 and December 14 of each year, commencing December 14, 2010. The Notes are governed by a base and supplemental indenture dated June 10, 2010 and June 17, 2010, respectively, between the Company and Wells Fargo Bank, National Association, as trustee. The Company accounts for the Notes based on their amortized cost. The discount and expenses are being amortized to Interest and other (expense) income, net over the life of the Notes. Interest expenses associated with the Notes was $10.4 million and $0.3 million in fiscal years 2011 and 2010 , respectively, and is recorded in Interest (expense) income and other, net in the Consolidated Statements of Income.

The estimated fair value of Maxim's long-term debt was approximately $311 million at June 25, 2011. The estimated fair value of the debt is based primarily on quoted market prices observed for comparable notes that were recently traded as of the Balance sheet date.

As of June 25, 2011, Maxim had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under the 2010 Shelf Registration Statement.

Other Financial Instruments

For the balance of Maxim's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At June 25, 2011, the Company had five stock option plans and one employee stock purchase plan, including the Company's 1996 Stock Incentive Plan (the "1996 Plan"), 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, Supplemental Non-employee Stock Option Plan and 2008 Employee Stock Purchase Plan ("2008 ESPP").

The following tables present stock-based compensation expense by type of award and resulting tax effect included in the Consolidated Statements of Income for fiscal year 2011, 2010, and 2009:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009
	(in thousands)
Cost of goods sold
Stock options	$2,625	$3,330	$33,380
Restricted stock units	9,820	10,825	23,350
Employee stock purchase plan	1,556	1,065	370
	14,001	15,220	57,100

Research and development expense
Stock options	11,325	15,085	38,237
Restricted stock units	36,925	33,834	61,151
Employee stock purchase plan	5,436	5,146	1,442
	53,686	54,065	100,830

Selling, general and administrative expense
Stock options	6,120	8,130	21,390
Restricted stock units	18,944	15,056	16,665
Employee stock purchase plan	1,546	1,054	123
	26,610	24,240	38,178

Total stock-based compensation expense
Stock options	20,070	26,545	93,007
Restricted stock units	65,689	59,715	101,166
Employee stock purchase plan	8,538	7,265	1,935
Pre-tax stock-based compensation expense	94,297	93,525	196,108
Less: Income tax effect	25,457	25,041	67,430
Net stock-based compensation expense	$68,840	$68,484	$128,678

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

In December 2008, upon the closing of the offer, a total of 31.9 million shares underlying the eligible options had been tendered requiring the Company to remit an aggregate payment totaling $13.6 million. The Company accounted for the offer as a settlement under ASC Topic-718 Stock Based Compensation ("ASC 718"), which resulted in the recognition of $75.9 million in stock-based compensation expenses consisting of $8.7 million in additional expense from settlements above fair value and $67.2 million associated with the unamortized compensation expense on the previously unvested tendered options. Settlement of the tendered options reduced deferred tax assets by $129.4 million, generated a tax benefit of $4.7 million, and resulted in a $124.7 million charge to additional paid in capital for the difference between the deferred tax assets and tax benefits associated with the tendered options.

The $75.9 million expense recognized in connection with the tender offer in the second quarter of fiscal year 2009 included the final true-up for $31.9 million tendered options, therefore, the Company also recorded in the same period a reversal of stock based compensation of $52.2 million related to the true-up for previously forfeited options.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded a liability for the options settling in cash under the Goodwill Program. Options associated with payments being made in the form of restricted stock units under the Goodwill Program, which contain market and service conditions, are accounted for under the provisions of ASC 718. The Company recognized $0.2 million, and $5.4 million in stock based compensation expense related to this program during fiscal year 2011 and fiscal year 2010, respectively.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from September 22, 2006 through the end of the Blackout Period.

In September 2007, as a result of changes in NASDAQ regulations, the Company decided to cash-settle substantially all options expiring during the Blackout Period ("goodwill payment") based on the price at which 10% of the daily close prices of the Company's common stock fall above this price for trading days from August 7, 2006 (the date on which the Company initiated a trading suspension on officers and other individuals) through the expiration date of the option. The cash payment is subject to the option holder executing a release of all claims relating to the option. The goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid-in capital to accrued salary and related expenses of $126.8 million and incremental compensation expenses of $27.5 million. At the end of each period, the Company recognized changes in fair value of the options in its Consolidated Statements of Operations in the period of change until the options were settled.

On September 26, 2008, the Company offered certain employees, including certain officers of the Company, holding vested stock options that expired due to reaching their maximum 10-year terms in October 2008, certain cash goodwill payments contingent upon employee acceptance and signing of a release of claims related to the option. The Company cash-settled options to purchase 1.1 million option shares that expired in October 2008, with employees that accepted the offer. The cash-settlement resulted in a reduction of additional paid-in-capital of $0.3 million for the fair value of the underlying options on the settlement dates and incremental compensation expense of $4.3 million during the year ended June 26, 2010.

Fair Value

The fair value of share-based awards granted to employees under the Company's 1996 Plan and 2008 ESPP is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the implied volatilities from traded options of the Company's common stock before the Company's common stock was delisted from NASDAQ on October 2, 2007. Subsequent to the Company's delisting, the Company began analyzing its expected volatilities based on historical volatilities from its traded common stock over a period equal to the expected term. The Company analyzed historical exercise patterns of relatively homogeneous groups of employees to estimate the expected holding period for options granted through December 29, 2008. Subsequent to the end of the second quarter of 2009, the Company began utilizing the simplified method under ASC-718, to estimate expected holding periods. This change was attributable to the significant impact resulting from the completion of the tender offer and the Company reducing the contractual term associated with new option grants from ten years to seven years. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. As required by ASC 718, the Company also estimates forfeitures at the time of grant and makes revisions if the estimates change or the actual forfeitures differ from those estimates.

The fair value of each award granted in fiscal years 2011, 2010 and 2009 has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009
Expected holding period (in years)	5.2	5.2	6.3
Risk-free interest rate	1.7%	2.3%	3.0%
Expected stock price volatility	37.1%	38.0%	39.0%
Dividend yield	4.2%	4.5%	4.1%

	ESP Plan For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009
Expected holding period (in years)	0.5	0.7	1.0
Risk-free interest rate	0.1%	0.3%	4.0%
Expected stock price volatility	24.7%	35.0%	57.0%
Dividend yield	3.3%	4.4%	6.1%

The weighted-average fair value of stock options granted was $4.02, $4.23 and $3.61 per share for fiscal years 2011, 2010 and 2009, respectively. The weighted-average fair value of RSUs granted was $16.61, $16.20 and $11.91 per share for fiscal years

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011, 2010 and 2009, respectively.

Stock Option Plans

1996 Stock Incentive Plan

The Company's 1996 Plan, which was previously approved by the Company's stockholders, permits the grant of up to 113.1 million shares. The 1996 Plan provides for the grant of stock options, restricted stock units and restricted stock. To date, the Company has only issued stock options and restricted stock units. Under the 1996 Plan, the exercise price for all stock options will not be less than the fair market value of the Company's common stock on the date of grant. Options granted under the 1996 Plan, as well as under the Company's other stock plans described above, generally vest over a period of up to five years and expire from five to ten years from the date of the grant or such shorter term as may be provided in the agreement.

At June 25, 2011, the Company had 15.5 million shares of its common stock available for issuance to employees and other option recipients under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, and Supplemental Non-employee Stock Option Plan.

The following table summarizes stock options outstanding, exercisable and vested and expected to vest as of June 25, 2011:

	Options		Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance at June 28, 2008	76,906,882	35.59
Options Granted	8,309,163	13.06
Options Exercised	(2,377)	11.39
Options Cancelled	(55,613,752)	35.89

Balance at June 27, 2009	29,599,916	28.83
Options Granted	3,671,459	18.08
Options Exercised	(47,327)	12.86
Options Cancelled	(4,061,541)	32.38

Balance at June 26, 2010	29,162,507	27.05

Options Granted	3,559,132	17.61
Options Exercised	(1,460,652)	17.22
Options Cancelled	(2,928,501)	33.67

Balance at June 25, 2011	28,332,486	25.62	3.7	$119,500,252

Exercisable at June 25, 2011	16,468,585	$32.33	2.7	$25,036,590

Vested and expected to vest, June 25, 2011	27,345,574	$25.93	3.7	$112,428,729

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 24, 2011, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 25, 2011.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options that were outstanding and exercisable at June 25, 2011:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 25, 2011	Weighted Average Remaining Contractual Term (In years)	Weighted Average Exercise Price	Number Exercisable at June 25, 2011	Weighted Average Exercise Price
$12.00 - $18.04	9,496,988	5.03	$14.10	1,731,327	$12.95
$18.11 - $27.45	6,428,859	4.19	20.49	2,603,082	22.40
$28.52 - $43.00	10,614,912	2.52	35.57	10,357,209	35.69
$49.95 - $52.33	1,791,727	1.93	46.12	1,776,967	46.12
	28,332,486			16,468,585

During fiscal year 2011, the Company granted approximately 3.6 million stock options from its 1996 Plan with an estimated total grant date fair value of $14.3 million. The weighted average grant date fair values of stock options granted during fiscal years 2011, 2010 and 2009 were $4.02, $4.23 and $3.61, respectively. The total intrinsic value of options exercised during fiscal year 2011 was $11.8 million and insignificant in fiscal years 2010 and 2009, respectively. The total fair value of options vested during fiscal year 2011 was $23.0 million and insignificant in fiscal years 2010 and 2009, respectively. As of June 25, 2011, there was $33.2 million of total unrecognized compensation costs related to 11.9 million unvested stock options expected to be recognized over a weighted average period of approximately 2.5 years.

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

The following table summarizes outstanding and expected to vest RSUs as of June 25, 2011 and their activity during fiscal year 2011, 2010 and 2009:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2008	10,266,201
Restricted stock units granted	10,738,846
Restricted stock units released	(8,160,302)
Restricted stock units cancelled	(977,416)

Balance at June 27, 2009	11,867,329
Restricted stock units granted	4,259,756
Restricted stock units released	(4,813,738)
Restricted stock units cancelled	(737,930)

Balance at June 26, 2010	10,575,417

Restricted stock units granted	4,171,372
Restricted stock units released	(3,922,768)
Restricted stock units cancelled	(823,283)

Balance at June 25, 2011	10,000,738	2.5	239,894,343

Expected to vest at June 25, 2011	8,897,935	2.4	213,906,362

(1) Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on June 24, 2011, the last business day preceding the fiscal year end, multiplied by the number of RSUs outstanding, or expected to vest as of June 25, 2011.

The Company withheld shares worth $8.9 million related to employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price during the year ended June 25, 2011. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

The weighted average grant-date fair value of RSUs granted during fiscal years 2011, 2010 and 2009 was $16.61, $16.20 and $11.91, respectively. As of June 25, 2011, there was $122.8 million of unrecognized compensation cost related to 10.0 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.5 years.

2008 Employee Stock Purchase Plan

In December 2008, stockholders of the Company approved the creation of the 2008 Employee Stock Purchase Plan ("2008 ESPP"). Under the 2008 ESPP, the Company has reserved to date 8.0 million shares of its common stock for future issuance. The 2008 ESPP permits two purchases over a twelve month offer period. Pursuant to the terms of the 2008 ESPP, eligible employees may elect withholdings of up to 25% of eligible compensation to purchase shares of common stock at the lower of (i) 85% of the fair market value of the shares on the offer date or (ii) 85% of the fair market value of the shares on the purchase date. The 2008 ESPP does not permit employees to buy more than $25,000 worth of stock annually or 1,600 shares during an offer period.

The Company issued 1.7 million shares of its common stock for total consideration of $29.0 million related to the ESPP plan during the fiscal year ended June 25, 2011. As of June 25, 2011, the Company has remaining 4.0 million shares of its common stock reserved and available for future issuance under the 2008 ESPP.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ten year contractual term) during the Blackout Period and cash-settled vested RSUs. These options and RSUs are considered liability instruments under ASC 718 and as such are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009
	(In thousands, except per share data)
Numerator for basic earnings per share and diluted earnings
per share
Net income	$489,009	$125,139	$10,455

Denominator for basic earnings per share	296,755	304,579	310,805
Effect of dilutive securities:
Stock options, RSUs, and ESPP	6,622	5,437	674

Denominator for diluted earnings per share	303,377	310,016	311,479

Earnings per share:
Basic	$1.65	$0.41	$0.03

Diluted	$1.61	$0.40	$0.03

Approximately 14.9 million, 21.1 million, and 29.6 million of the Company's stock awards were excluded from the calculation of diluted earnings per share for fiscal years 2011, 2010, and 2009, respectively. These options were excluded, as they were antidilutive. However, such options could be dilutive in the future.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

Goodwill
The Company classifies goodwill and acquired intangible assets within other assets in the Consolidated Balance Sheets. The Company's carrying value of goodwill was $265.1 million and $226.2 million at June 25, 2011 and June 26, 2010, respectively.

Goodwill
Balance at June 26, 2010	$226,223
Acquisition	42,564
Adjustments	(3,662)
Balance at June 25, 2011	$265,125

Intangible Assets

The useful lives of the significant definite lived intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Tradename	3 years
Backlog	1 year

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following:

	June 25, 2011			June 26, 2010
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$195,912	$64,996	$130,916	$145,262	$33,305	$111,957
Customer relationships	88,630	24,915	63,715	87,030	11,745	75,285
Backlog	6,400	5,687	713	4,500	2,350	2,150
Tradename	1,700	981	719	1,400	264	1,136
Total amortizable purchased intangible assets	292,642	96,579	196,063	238,192	47,664	190,528
IPR&D	8,200	—	8,200	4,200	—	4,200
Total purchased intangible assets	$300,842	$96,579	$204,263	$242,392	$47,664	$194,728

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009
	(in thousands)
Cost of goods sold	$30,164	$10,999	$8,024
Intangible Asset Amortization	18,752	10,477	6,019
Total Intangible Asset Amortization Expenses	$48,916	$21,476	$14,043

The following table represents the estimated future amortization expense of intangible assets as of the end of fiscal year 2011:

Fiscal Year	Amount
(in thousands)
2012	$46,853
2013	42,022
2014	35,439
2015	33,131
2016	21,011
Thereafter	17,607

Total intangible assets	$196,063

NOTE 9: ACQUISITIONS

Acquisitions in fiscal 2011
The purchase price allocation for acquisitions completed in fiscal year 2011 are set forth in the table below and reflects various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized.
Pro forma results of operations for these acquisitions have not been presented because they are not material to Maxim's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.
Aggregate purchase price allocation for Maxim's fiscal 2011 acquisitions:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In millions
Net tangible assets	$(11.5)
Amortizable intangible assets	52.6
In-process research and development ("IPR&D")	6.0
Goodwill (1)	42.6

Total purchase price (1)	$89.7
(1) Includes $8.8 million of contingent consideration relating to the Calvatec acquisition.

CALVATEC

On May 31, 2011, the Company acquired Calvatec Ltd, based in Edinburgh, Scotland. Calvatec is a developer of highly integrated, analog, mixed-signal solutions, as well as design methods and flows for analog system-on-a-chip (SoCs). The total cash consideration associated with the acquisition was $8.2 million. The acquired assets included cash of $0.4 million. Maxim also recorded $8.8 million, representing the fair value of contingent consideration that would be payable in the future should Calvatec meets certain specified project milestones. Total contingent consideration that could be paid out under the agreement amounts to $12.5 million.

PHYWORKS

On September 7, 2010, the Company acquired Phyworks Limited. (“Phyworks”), a developer of high-speed communications integrated circuits. The total cash consideration associated with the acquisition was $76.0 million. The acquired assets included cash of $4.6 million, accounts receivable of $1.2 million, inventories of $2.9 million, $0.1 million in prepaid expenses and other current assets, and $0.4 million in fixed assets. The Company preliminarily allocated $1.9 million to customer order backlog, $47.1 million to Intellectual Property, $5.8 million to in-process research and development (“IPR&D”), $1.6 million to customer relationships, $0.3 million to tradename, and $26.1 million to goodwill. The Company also assumed $3.8 million in accounts payable and accrued liabilities and $12.2 million in deferred tax liabilities. We have included the financial results of Phyworks in our consolidated financial statements from the date of acquisition. The Company expects that none of the goodwill will be deductible for tax purposes.

Subsequent acquisition

SENSORDYNAMICS

On July 18, 2011, the Company acquired SensorDynamics, a semiconductor company that develops proprietary sensor and microelectromechanical ("MEMS") solutions. SensorDynamics is based in Lebring, near Graz, Austria. The total cash consideration associated with the acquisition was approximately $130.0 million plus the assumption of approximately $34.0 million in debt. The Company is in the process of preparing the preliminary purchase price allocation. Given the timing of the acquisition, further details to support these estimates are not yet available.

Acquisitions in prior years

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOBILYGEN

On October 27, 2008, the Company acquired Mobilygen Corporation ("Mobilygen"), a privately held, fabless semiconductor company with technology in H.264 video compression. The total consideration associated with the acquisition was $33.5 million consisting of $33.0 million cash and $0.5 million in direct legal costs associated with the acquisition. A portion of the cash consideration paid by the Company was used to retire all outstanding indebtedness of Mobilygen.

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

NOTE 10: IMPAIRMENT OF LONG-LIVED ASSETS

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Dallas Wafer Fab Closure

In connection with the closure of the Dallas facility, the Company evaluated the recoverability of the facilities' manufacturing assets and concluded that there was no impairment. The Company also reevaluated the useful lives and salvage values of the fixed assets used in this manufacturing facility based on the new period of intended use. As a result of this review, the Company changed its depreciable lives and salvage values and recognized additional depreciation expense of $54.7 million for fiscal year 2009 related to this change in accounting estimate.

NOTE 11: RESTRUCTURING ACTIVITIES

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Activity and liability balances related to the restructuring activity for fiscal year 2010 and fiscal year 2011 follows:

Severance and Benefits
(in thousands)
Balance at June 27, 2009	$7,694

Restructuring accrual	4,558
Cash payments	(6,247)
Changes in estimates	(5,257)

Balance at June 26, 2010	$748

Restructuring accrual	3,007
Cash payments	(3,640)

Balance at June 25, 2011	$115

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009
	(in thousands)

United States	$360,310	$291,539	$302,648
China	915,628	685,908	496,091
Japan	163,061	131,513	120,763
Korea	294,006	311,928	229,833
Rest of Asia	283,121	223,786	169,203
Europe	379,173	288,675	291,524
Rest of World	77,042	64,254	35,953
	$2,472,341	$1,997,603	$1,646,015

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net long-lived assets by geographic region were as follows:

	Fiscal Year Ended
	June 25, 2011	June 26, 2010
	(in thousands)

United States	$972,380	$983,761
Philippines	204,581	216,738
Thailand	120,838	116,050
Rest of World	11,051	7,887
	$1,308,850	$1,324,436

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

On February 6, 2008, a putative class action complaint was filed against the Company and certain former officers and employees in the U.S. District Court for the Northern District of California alleging claims under the federal securities laws based on certain alleged misrepresentations and omissions in the Company's public disclosures concerning its stock option accounting practices.  On June 18, 2010, lead plaintiffs and the Company entered into a stipulation of settlement settling the action and providing for the payment of $173.0 million in cash by the Company. The Company made the payment in July, 2010. On September 29, 2010, the Court issued a Final Order and Judgment approving the settlement.

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

Commitments

The Company leases certain of its facilities under various operating leases that expire at various dates through October 2025. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future annual minimum payments for all commitments are as follows:

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Operating lease obligations (1)	$44,489	$12,808	$15,478	$8,005	$8,198
Royalty obligations (2)	20,000	10,000	10,000	—	—
Long-term debt obligations (3)	300,000	—	300,000	—	—
Interest payments associated with long-term debt obligations (4)	20,441	10,350	10,091	—	—
Capital equipment and inventory related purchase obligations (5)	33,899	17,515	3,752	3,752	8,880

Total	$418,829	$50,673	$339,321	$11,757	$17,078

(1) The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2025.
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

Rental expense amounted to approximately $12.7 million, $8.2 million, and $7.7 million in fiscal years 2011, 2010 and 2009, respectively.

Potential Income Tax Liabilities Under Section 409A of the Internal Revenue Code and Other Payroll Taxes

In the past, a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. Many of these options are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). In fiscal year 2008, we took action to cure certain options from exposure under Section 409A. However, there can be no assurance that such action cured all potential circumstances in which Section 409A would apply. Should it be determined that excise taxes under Section 409A were to apply and we decide to reimburse option holders for such taxes, our results of operations may be materially adversely affected. Also, we have determined that certain payroll taxes, interest and penalties may apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. Maxim has reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that our accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal fees associated with indemnification obligations, defense and other related costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers and directors and certain former officers and directors. More specifically, we have separate written indemnification agreements with our current and former executive officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company subject to civil charges by the SEC in connection with Maxim's historical stock option granting practices.  The Company expenses such amounts as incurred.

NOTE 14: COMPREHENSIVE INCOME

The changes in the components of OCI, net of taxes, were as follows:

	For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009
	(in thousands)
Net income, as reported	$489,009	$125,139	$10,455
Change in unrealized gains (losses) on investments, net of tax benefit (expense) of $(189) in 2011, $770 in 2010, and $(383) in 2009	331	(1,346)	681
Change in unrealized gains (losses) on forward exchange contracts, net of tax benefit (expense) of $(1) in 2011, $85 in 2010, and $0 in 2009	—	(150)	—
Deferred tax on unrealized exchange gain (loss) on intercompany receivables	(2,369)	(1,893)	552
Actuarial gain (loss) on post-retirement benefits, net of tax benefit (expense) of $(132) in 2011, $515 in 2010 and $2,153 in 2009	(289)	(896)	(3,762)

Total comprehensive income	$486,682	$120,854	$7,926

The components of Accumulated Other Comprehensive Loss, were as follows:

	June 25, 2011	June 26, 2010
	(in thousands)
Deferred tax on unrealized exchange loss on long-term intercompany receivables	$(8,081)	$(5,712)
Unrealized components of post-retirement benefits	(4,841)	(4,552)
Cumulative translation adjustment	(1,527)	(1,527)
Net unrealized loss on cash flow hedges	(150)	(150)
Net unrealized gain on available-for-sale securities	331	—
Accumulated Other Comprehensive Loss	$(14,268)	$(11,941)

NOTE 15: COMMON STOCK REPURCHASES

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

During fiscal year 2011 and fiscal year 2010, the Company repurchased approximately 10.9 million, and 10.3 million shares of its common stock for $231.0 million and $190.9 million, respectively. As of June 25, 2011, the Company had remaining authorization of $93.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: INCOME TAXES

The provision for income taxes consisted of the following:

	For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009
	(in thousands)
Federal
Current	$44,579	$151,786	$30,237
Deferred	118,351	12,340	(7,447)
State
Current	781	4,092	(2,056)
Deferred	4,204	(1,464)	(681)
Foreign
Current	2,810	14,345	2,995
Deferred	1,937	(6,175)	1,116
	$172,662	$174,924	$24,164

Pretax income (loss) from the Company's foreign subsidiaries was approximately $285.0 million, $(95.5) million and $(63.3) million for fiscal years ended June 25, 2011, June 26, 2010 and June 27, 2009, respectively.

The Company has tax holidays with respect to certain operations in Thailand and the Philippines. The Thailand and Philippines tax holidays will expire at various dates between the fiscal years 2012 and 2019. The impact of the tax holidays on net income was not material for fiscal years 2011, 2010, and 2009.

As of June 25, 2011, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $123.8 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 25, 2011 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $39.9 million.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended
	June 25, 2011	June 26, 2010	June 27, 2009

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	0.7	0.4	(10.8)
General business credits	(1.5)	(1.2)	(25.6)
Domestic production deduction benefit	(0.1)	(2.1)	(16.1)
Foreign earnings and losses taxed or benefitted at different rates	(4.6)	21.0	76.5
Stock-based compensation	1.3	3.0	8.4
Acquired in process R&D	—	—	3.9
Executive compensation	0.1	0.1	(11.2)
Release of unrecognized tax benefits	(4.1)	—	—
Interest accrual for unrecognized tax benefits	(1.6)	0.9	9.9
Other	0.9	1.2	(0.2)

Income tax rate	26.1%	58.3%	69.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 25, 2011	June 26, 2010
	(in thousands)
Deferred tax assets:
Inventory valuation and reserves	$11,768	$66,087
Distributor related accruals and sales return and allowance accruals	21,334	14,168
Deferred revenue	2,233	3,187
Accrued compensation	56,467	47,500
Stock-based compensation	73,295	84,225
Net operating loss carryovers	20,827	31,450
Tax credit carryovers	43,285	46,025
Other reserves and accruals not currently deductible for tax purposes	10,608	75,782
Other	8,940	18,437

Total deferred tax assets	248,757	386,861

Deferred tax liabilities:
Fixed assets cost recovery, net	(257,647)	(240,463)
Other	(12,168)	(10,524)

Net deferred tax assets /(liabilities) before valuation allowance	(21,058)	135,874
Valuation allowance	(44,562)	(47,006)

Net deferred tax assets/(liabilities)	$(65,620)	$88,868

The valuation allowance decreased by $2.4 million in fiscal year 2011 primarily due to benefits realized for state research tax credit carryforwards. $37.4 million of the valuation allowance is attributable to the tax benefits of income tax deductions generated by the exercise of stock options that when realized, will be recorded as a credit to additional paid-in-capital.

As of June 25, 2011, the Company has $29.1 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2024 and 2028, $57.7 million of state net operating loss carryforwards expiring at various dates through the fiscal years 2029, $22.5 million of foreign net operating losses with no expiration date, $8.3 million of state credit carryforwards expiring at various dates between fiscal years 2012 and 2026 and $62.9 million of state credit carryforwards with no expiration date.

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

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 25, 2011	June 26, 2010
	(in thousands)
Balance as of beginning of year	$151,464	$137,298
Tax positions related to current year:
Addition	59,345	31,491
Tax positions related to prior year:
Addition	7,935	5,696
Reduction	(21,399)	(190)
Settlements	(16,636)	(22,831)
Lapses in statutes of limitations	(63,296)	—

Balance as of end of year	$117,413	$151,464

The total amount of gross unrecognized tax benefits as of June 25, 2011 that, if recognized, would affect the effective tax rate and additional paid in capital is $107.9 million and $9.5 million, respectively. During fiscal year 2011, $33.1 million of prior year unrecognized tax benefits were recognized, due to the lapse of the statute of limitations, and credited to additional paid in capital.

Consistent with prior years, the Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during fiscal years ended June 25, 2011, June 26, 2010, and June 27, 2009 was $(17.1) million, $4.4 million and $5.5 million, respectively, and the total amount of interest and penalties accrued as of June 25, 2011, June 26, 2010, and June 27, 2009 was $3.3 million, $20.4 million, and $21.8 million, respectively. The fiscal year 2011 interest and penalty net benefit of $17.1 million is primarily due to a $19.5 million reversal of prior year interest and penalties due to the expiration of the statute of limitations.

Management estimates that it is reasonably possible that the liability for gross unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by $3.4 million. Such changes could occur based on the expiration of various statutes of limitations and the possible conclusion of ongoing tax audits.

During the second quarter of fiscal year 2011 the Internal Revenue Service ("IRS") completed its examination of the Company's federal corporate income tax returns for the fiscal years 2007- 2008 and issued a Revenue Agents Report ("RAR"). The Company agreed with the RAR findings and made a payment of $0.8 million that reduced the Company's liability for unrecognized tax benefits. During the fourth quarter of fiscal year 2011, an examination of the Company's California corporate income tax returns for the fiscal years 2006 - 2007 was completed. The Company agreed with the examination results, which reduced California research tax credit carryforwards and unrecognized tax benefits by $14.5 million.

In the first quarter of fiscal year 2012 the IRS intends to commence an examination of the Company's federal corporate income tax returns for the fiscal years 2009 and 2010. Management believes that it has adequately provided for any adjustments that may result from the IRS examination, however, the outcome of tax examinations cannot be predicted with certainty.

A summary of the fiscal tax years that remain subject to examination, as of June 25, 2011, for the Company's major tax jurisdictions are:

United States - Federal	2008 - forward
United States - Various States	2007 - forward
Japan	2006 - forward
Philippines	2008 - forward
Thailand	2009 - forward
United Kingdom	2008 - forward

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: BENEFITS

Defined contribution plan:

Starting January 1, 2011, Maxim reinstated its 401(k) employer matching contribution for U.S. employees. U.S. employees are automatically enrolled in the plan when they meet eligibility requirements, unless they decline participation.  Under the terms of the plan Maxim matches 100% of the employee contributions up to 3% of employee eligible compensation and 50% of additional employee contributions up to 5% of employee eligible compensation, up to the IRS Annual Compensation Limits. Total defined contribution expense was $6.0 million in fiscal 2011.

Non-U.S. Pension Benefits

We provide defined-benefit pension plans in certain countries. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.

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

Post-Employment Benefits

The Company maintained an outstanding obligation associated with certain former Maxim employees to provide post-employment medical benefits. The total amount of this obligation was $4.8 million and $5.6 million and included in Other liabilities in the Consolidated Balance Sheet as of June 25, 2011 and June 26, 2010, respectively.

Post-Retirement Benefits

As a result of the Company's 2001 acquisition of Dallas Semiconductor, the Company assumed the obligation to continue medical coverage for certain former officers and directors. The Company accounted for the obligation under GAAP applicable to post-retirement benefits.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Medical Expense & Funded Status Reconciliation

	June 26 2010	Fiscal 2011 Expense	Current Year end	Estimated Fiscal 2012 Expense
	(in thousands, except percentages)
Accumulated Postretirement Benefit Obligation [APBO]:
Retirees and beneficiaries	$(9,239)		$(9,989)

Funded status	$(9,239)		$(9,989)

Actuarial loss			$521

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$7,327		$7,484
Total	$7,327		$7,484

Net Periodic Postretirement Benefit Cost/(Income):
Interest cost		471		500
Amortization:
Net actuarial loss (1)		364		388
Total net periodic postretirement benefit cost		$835		$888

Employer contributions		$241		$388

Economic Assumptions:
Discount rate	5.2%		5.1%
Medical trend	10.0% in 2011, declining to 5% at the rate of 0.5%/yr.		9.5% in 2012, declining to 5% at the rate of 0.5%/yr.
Dental trend	5.0%		5.0%

(1) Unrecognized losses are amortized over an average remaining life expectancy of 16.7 years at June 25, 2011.

The following benefit payments are expected to be paid:

Non-Pension Benefits
2012	$388
2013	428
2014	469
2015	508
2016	546
Thereafter	7,650
$9,989

Dallas Semiconductor Split-Dollar Life Insurance

As a result of the Company's 2001 acquisition of Dallas Semiconductor, the Company assumed responsibility associated with

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain split-dollar life insurance policies held by certain former Dallas Semiconductor officers and directors. The policies are owned by the individuals with the Company maintaining a limited collateral assignment on each policy. As a result of the adoption of ASC 715, Accounting for Compensation in retirement benefits, during the first quarter of fiscal year 2008 (effective July 1, 2007), the Company recognized a $14.1 million cumulative reduction to retained earnings. No corporate income tax benefit was netted against the charge to retained earnings because the liabilities being accrued are not deductible for corporate income tax purposes.

During the fourth quarter of 2009, the Company entered into contractual arrangements to settle certain of these split- dollar life insurance policies for cash consideration of $6.4 million. Pursuant to the arrangements the Company released rights to their limited collateral assignment on the policies and was relieved of its obligation to continue funding the policies.

The Company had $2.9 million and $2.7 million included in Other Assets as of June 25, 2011 and June 26, 2010, respectively, associated with the limited collateral assignment to the policies. The Company had a $4.4 million and $4.2 million obligation included in Other Liabilities as of June 25, 2011 and June 26, 2010, respectively, related to the anticipated continued funding associated with these policies.

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2011	6/25/2011	3/26/2011	12/25/2010	9/25/2010
	(In thousands, except percentages and per share data)
Net revenues	$626,491	$606,775	$612,936	$626,139
Cost of goods sold	235,666	234,125	232,661	239,925

Gross margin	$390,825	$372,650	$380,275	$386,214
Gross margin %	62.4%	61.4%	62.0%	61.7%

Operating income	$177,922	$163,995	$151,999	$179,123
% of net revenues	28.4%	27.0%	24.8%	28.6%

Net income	$125,593	$136,276	$109,590	$117,550

Earnings per share:

Basic	0.42	0.46	0.37	0.39
		.
Diluted	0.41	0.45	0.36	0.39

Shares used in the calculation of earnings per share:
Basic	295,751	296,511	296,550	298,216

Diluted	303,944	304,515	303,260	301,688

Dividends paid per share	$0.21	$0.21	$0.21	$0.21

The following table presents details of the total stock-based compensation expense that is included in the quarterly financial data above (in thousands):

	Quarter Ended
	6/25/2011	3/26/2011	12/25/2010	9/25/2010
Cost of goods sold	$3,022	$3,336	$3,748	$3,895
Research and development expenses	11,922	11,743	13,916	16,105
Selling, general and administrative expenses	6,464	6,149	6,858	7,139
Total	$21,408	$21,228	$24,522	$27,139

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2010	6/26/2010	3/27/2010		12/26/2009	9/26/2009
	(In thousands, except percentages and per share data)
Net revenues	$565,962	$508,880		$473,515	$449,246
Cost of goods sold	225,014	200,177		181,727	197,619

Gross margin	$340,948	$308,703		$291,788	$251,627
Gross margin %	60.2%	60.7%		61.6%	56.0%

Operating income (loss)	$141,083	$(48,261)	(1)	$109,129	$90,099
% of net revenues	24.9%	(9.5)%		23.0%	20.1%

Net income (loss)	$58,455	$(33,903)		$58,635	$41,952

Earnings (loss) per share:
Basic	$0.19	$(0.11)		$0.19	$0.14

Diluted	$0.19	$(0.11)		$0.19	$0.13

Shares used in the calculation of earnings (loss) per share:
Basic	302,188	304,518		305,324	306,276

Diluted	306,803	304,518		310,090	312,162

Dividends paid per share	$0.20	$0.20		$0.20	$0.20

(1) Includes $173.0 million litigation settlement expense included in other operating expenses, net in the Consolidated Statement of Income.

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
Sunnyvale, CA
We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 25, 2011 and June 26, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 25, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries at June 25, 2011 and June 26, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 25, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.
DELOITTE & TOUCHE LLP
San Jose, California
August 5, 2011

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(In thousands)
Doubtful accounts
Year ended June 25, 2011	$2,446	$(362)	$379	$1,705
Year ended June 26, 2010	$2,831	$457	$842	$2,446
Year ended June 27, 2009	$3,174	$(9)	$334	$2,831

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Returns and Allowances
Year ended June 25, 2011	$14,992	$74,456	$73,456	$15,992
Year ended June 26, 2010	$10,332	$67,505	$62,845	$14,992
Year ended June 27, 2009	$12,054	$45,220	$46,942	$10,332

(1) Uncollectible accounts written off.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2011	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce Kiddoo

Bruce Kiddoo
Senior Vice President, Chief Financial Officer

August 5, 2011	MAXIM INTEGRATED PRODUCTS, INC.

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

Signature	Title	Date

/s/ Tunc Doluca	President and Chief Executive Officer	August 5, 2011
Tunc Doluca	(Principal Executive Officer)

/s/ James R. Bergman	Director	August 5, 2011
James R. Bergman

/s/ Joseph R. Bronson	Director	August 5, 2011
Joseph R. Bronson

/s/ Robert E. Grady	Director	August 5, 2011
Robert E. Grady

/s/ B. Kipling Hagopian	Director and Chairman of the Board	August 5, 2011
B. Kipling Hagopian

/s/ William D. Watkins	Director	August 5, 2011
William D. Watkins

/s/ A.R. Wazzan	Director	August 5, 2011
A.R. Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
Deloitte & Touche LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
120 San Gabriel Drive
Sunnyvale, California 94086
(408) 737-7600

Stock Listing

At July 31, 2011, there were 912 stockholders of record of the Company's common stock as reported by Computershare. Maxim common stock is traded on the Nasdaq Global Select Market under the symbol "MXIM".

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation of the Company

3.3 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.4 (3)	Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.3, and 3.4

10.8 (5)	The Company's Forms of Indemnity Agreement(A)

10.11 (1)	The Company's Incentive Stock Option Plan, as amended(A)

10.12 (6)	The Company's 1987 Supplemental Stock Option Plan, as amended(A)

10.13 (6)	The Company's Supplemental Nonemployee Stock Option Plan, as amended(A)

10.15 (6)	The Company's 1988 Nonemployee Director Stock Option Plan, as amended(A)

10.16 (4)	The Company's 1996 Stock Incentive Plan, as amended and restated(A)

10.17 (7)	Dallas Semiconductor Corporation - 1993 Officer and Director Stock Option Plan, as amended, together with forms of stock option agreements thereunder(A)

10.18 (7)	Dallas Semiconductor Corporation Amended 1987 Stock Option Plan, together with forms of stock option agreements thereunder(A)

10.21 (7)	Form of Shareholder Agreements between Dallas Semiconductor Corporation and employee stockholders, as amended(A)

10.26 (7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.27 (7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation stock options(A)

10.28 (7)	Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.29 (7)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers(A)

10.30 (13)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees

10.31 (13)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders

10.32 (8)	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993(A)

10.33 (8)	Employment Agreement between the Company and Vijay Ullal dated as of April 1, 1995(A)

10.34 (8)	Employment Agreement between the Company and Pirooz Parvarandeh dated as of November 1, 1994(A)

10.40 (9)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007(A)

10.41 (3)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees

10.42 (3)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders

10.43 (10)	The Company's 2008 Employee Stock Purchase Plan, as amended(A)

10.44 (11)	Release of Claims and Vesting Agreement for Officer Goodwill Payment(A)

10.45 (12)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.46 (14)	Agreement and Plan of Merger dated April 12, 2010, relating to the acquisition of Teridian Semiconductor Corp. by the Company

10.47 (15)	Underwriting Agreement, dated June 10, 2010, between the Company and J.P. Morgan Securities Inc. and Goldman, Sachs & Co.

10.48 (16)	Supplemental Indenture, dated as of June 17, 2010, between the Company and Wells Fargo Bank, National Association, as trustee

10.49 (17)	Change In Control Employee Severance Plan for U.S. Based Employees

10.50 (17)	Change In Control Employee Severance Plan for Non-U.S. Based Employees

10.51 (17)	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.

12.1	Statement of Ratio of Income to Fixed Charges PDF provided as a courtesy

14 (17)	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company PDF provided as a courtesy

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm PDF provided as a courtesy

24.1	Power of Attorney (see page 81)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

_________________

(A) Management contract or compensatory plan or arrangement.
_________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(2)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
(4)	Incorporated by reference to the Company's Period Report on Form 8-K filed on November 24, 2009.
(5)	Incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-19561 and to the Company's Annual Report on Form 10-K for the year ended June 25, 2005.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 1998.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.
(8)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 24, 2006.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.
(10)	Incorporated by reference as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 26, 2009.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2009.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 2009.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2009.
(14)	Incoporated by reference to the Company's Period Report on Form 8-K filed on April 14, 2010.
(15)	Incorporated by reference to the Company's Period Report on Form 8-K filed on June 16, 2010.
(16)	Incorporated by reference to the Company's Period Report on Form 8-K filed on June 18, 2010.
(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 26, 2010.