Form 10-Q
period 2011-09-24
MAXIM INTEGRATED PRODUCTS INC
filed 2011-10-26
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2011
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
YES [ ] NO [x]

As of October 14, 2011 there were 291,713,630 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 24, 2011	June 25, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$710,041	$962,541
Short-term investments	50,299	50,346
Total cash, cash equivalents and short-term investments	760,340	1,012,887
Accounts receivable, net	328,989	297,632
Inventories	253,159	237,928
Deferred tax assets	77,885	113,427
Income tax refund receivable	2,597	483
Other current assets	80,972	65,495
Total current assets	1,503,942	1,727,852
Property, plant and equipment, net	1,328,832	1,308,850
Intangible assets, net	257,016	204,263
Goodwill	411,241	265,125
Other assets	20,552	21,653
TOTAL ASSETS	$3,521,583	$3,527,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126,794	$110,153
Income taxes payable	5,059	3,912
Accrued salary and related expenses	147,168	215,627
Accrued expenses	73,066	47,767
Deferred income on shipments to distributors	34,580	36,881
Total current liabilities	386,667	414,340
Long term debt	311,792	300,000
Income taxes payable	98,650	96,099
Deferred tax liabilities	189,763	183,715
Other liabilities	22,155	22,771
Total liabilities	1,009,027	1,016,925
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock and capital in excess of par value	293	296
Retained earnings	2,526,598	2,524,790
Accumulated other comprehensive loss	(14,335)	(14,268)
Total stockholders' equity	2,512,556	2,510,818
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,521,583	$3,527,743

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 24, 2011	September 25, 2010
	(Amounts in thousands, except per share data)

Net revenues	$636,002	$626,139
Cost of goods sold (1)	240,529	239,925
Gross margin	395,473	386,214
Operating expenses:
Research and development (1)	140,213	127,779
Selling, general and administrative (1)	82,456	72,100
Intangible asset amortization	4,321	6,013
Severance and restructuring expenses	492	1,166
Other operating (income) expenses, net	(4,389)	33
Total operating expenses	223,093	207,091
Operating income	172,380	179,123
Interest and other expense, net	(4,100)	(3,676)
Income before provision for income taxes	168,280	175,447
Provision for income taxes	34,834	57,897
Net income	$133,446	$117,550

Earnings per share:
Basic	$0.45	$0.39
Diluted	$0.44	$0.39

Shares used in the calculation of earnings per share:
Basic	294,475	298,216
Diluted	301,076	301,688

Dividends paid per share	$0.22	$0.21

(1) Includes stock-based compensation charges as follows:

Cost of goods sold	$3,257	$3,895
Research and development	$13,261	$16,105
Selling, general and administrative	$6,947	$7,139

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 24, 2011	September 25, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$133,446	$117,550
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23,465	27,139
Depreciation and amortization	52,071	52,134
Deferred taxes	39,845	92,635
Tax benefit (shortfall) related to stock-based compensation plans	1,428	(4,251)
Excess tax benefit related to stock-based compensation	(2,821)	(1,038)
Loss on sale of property, plant and equipment	127	537
Changes in assets and liabilities:
Accounts receivable	(30,790)	9,541
Inventories	(9,799)	4,817
Other current assets and income tax refund receivable	(11,840)	33,482
Accounts payable	4,882	11,590
Income taxes payable	3,698	164
Deferred income on shipments to distributors	(2,301)	6,507
Accrued liabilities - litigation settlement	—	(173,000)
All other accrued liabilities	(80,602)	(19,308)
Net cash provided by operating activities	120,809	158,499

Cash flows from investing activities:
Purchase of property, plant and equipment	(49,324)	(38,529)
Proceeds from sale of property, plant, and equipment	—	535
Acquisitions	(154,269)	(73,107)
Net cash used in investing activities	(203,593)	(111,101)

Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	2,821	1,038
Mortgage liability repayment	—	(3,237)
Repayment of notes payable	(16,217)	(1,422)
Issuance of common stock	(2,865)	(5,059)
Repurchase of common stock	(88,674)	(84,483)
Dividends paid	(64,781)	(62,467)
Net cash used in financing activities	(169,716)	(155,630)
Net decrease in cash and cash equivalents	(252,500)	(108,232)
Cash and cash equivalents:
Beginning of period	962,541	826,512
End of period	$710,041	$718,280
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$1,033	$(73,885)
Cash paid for interest	239	—
Noncash investing and financing activities:
Accounts payable related to property, plant, and equipment purchases	$26,422	$16,696

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 24, 2011 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 25, 2011.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2012 is a 53-week fiscal year. The extra week will be included in our second fiscal quarter ending December 31, 2011.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2011-08 relating to Intangibles- Goodwill and Other (Topic 350)- Testing Goodwill for Impairment (ASU 2011-08). The ASU allows an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is more likely than not, an entity is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The Company is evaluating the impact ASU 2011-08 will have on its consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05 relating to Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for us in fiscal 2013 and should be applied retrospectively. The Company is evaluating the impact ASU 2011-05 will have on its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our first quarter of fiscal 2013 and should be applied prospectively. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements.
NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	September 24, 2011	June 25, 2011
Accounts Receivables:	(in thousands)
Accounts receivable	$346,965	$315,329
Returns and allowances	(17,976)	(17,697)
	$328,989	$297,632

Inventories consist of:

	September 24, 2011	June 25, 2011
Inventories:	(in thousands)
Raw materials	$20,641	$18,419
Work-in-process	167,323	162,245
Finished goods	65,195	57,264
	$253,159	$237,928

Property, plant and equipment, net consist of:

	September 24, 2011	June 25, 2011
Property, plant and equipment:	(in thousands)
Land	$86,257	$86,257
Buildings and building improvements	315,734	313,642
Machinery and equipment	2,025,453	1,978,827
	2,427,444	2,378,726
Less: accumulated depreciation and amortization	(1,098,612)	(1,069,876)
	$1,328,832	$1,308,850

NOTE 4: FAIR VALUE MEASUREMENTS

The FASB established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value as follows:

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

The Company's Level 2 assets and liabilities consist of certificates of deposit, government agency securities and foreign currency forward contracts.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 24, 2011				As of June 25, 2011
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$413,102	$—	$—	$413,102	$603,180	$—	$—	$603,180
Certificates of deposit (1)	—	6,249	—	6,249	—	3,457	—	3,457
Government agency securities (2)	—	50,299	—	50,299	—	50,346	—	50,346
Foreign currency forward contracts	—	303	—	303	—	326	—	326
Total Assets	$413,102	$56,851	$—	$469,953	$603,180	$54,129	$—	$657,309

Liabilities
Foreign currency forward contracts	$—	$805	$—	$805	$—	$309	$—	$309
Total Liabilities	$—	$805	$—	$805	$—	$309	$—	$309

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.

As of September 24, 2011 and June 25, 2011, none of the Company's assets and liabilities was measured at fair value on a non-recurring basis.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	September 24, 2011				June 25, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available‑for‑sale Investments
Government agency securities due February 26, 2013	$49,852	$447	$—	$50,299	$49,826	$520	$—	$50,346
Total available‑for‑sale investments	$49,852	$447	$—	$50,299	$49,826	$520	$—	$50,346

In the three months ended September 24, 2011, Maxim did not recognize any impairment charges on short-term investments.

Derivative instruments and hedging activities

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. Maxim incurs expenditures denominated in non-US currencies, principally Philippine Pesos and Thailand Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. Maxim has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. Maxim does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter party to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under ASC No. 815- Derivatives and Hedging, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings into the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in interest and other expense, net.

For derivative instruments that are not designated as hedging instruments under ASC No. 815, gains and losses are recognized in interest and other expense, net. All derivatives are foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives largely offset the changes in the fair value of the assets or liabilities being hedged.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
Maxim estimates the fair value of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and the recorded fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of September 24, 2011			As of June 25, 2011
	Gross Notional(1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$32,013	$33	$777	$35,629	$53	$287

Derivatives not designated as hedging instruments
Foreign exchange contracts	18,152	270	28	26,342	273	22
Total derivatives	$50,165	$303	$805	$61,971	$326	$309
(1) Represents the face amounts of contracts that were outstanding as of September 24, 2011 and June 25, 2011, respectively.
Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments during the three months ended September 24, 2011 and the year ended June 25, 2011.

	September 24, 2011	June 25, 2011
	(in thousands)
Beginning balance	$(234)	$(235)
Loss reclassified to income	48	514
Amount recorded in other comprehensive loss	(558)	(513)
Ending balance	$(744)	$(234)

Maxim expects to reclassify an estimated net accumulated other comprehensive loss of $0.5 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

The before-tax effect of cash flow derivative instruments for the three months ended September 24, 2011 and September 25, 2010 was as follows:

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
		Three Months Ended
	Location	September 24, 2011	September 25, 2010
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net Revenues	$(243)	$(1,644)
Foreign exchange contracts	Cost of goods sold	195	168
Total cash flow hedges		$(48)	$(1,476)
The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three months ended September 24, 2011 and September 25, 2010 was as follows:

	Gain ( Loss) Recognized in Income on Derivative Instrument
		Three Months Ended
	Location	September 24, 2011	September 25, 2010
		(in thousands)
Foreign exchange contracts	Interest and other expense, net	$529	$(702)
Total		$529	$(702)

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

In United States Dollars	September 24, 2011	June 25, 2011
	(in thousands)
Euro	$(1,112)	$1,542
Japanese Yen	(3,861)	(5,156)
British Pound	(767)	(10,928)
Philippine Peso	15,119	17,140
Thai Baht	3,875	3,523
Total	$13,254	$6,121

Long-term debt
The following table summarizes the Company's long-term debt:

	September 24, 2011	June 25, 2011
	(in thousands)
3.45% fixed rate notes due June 2013	$300,000	$300,000
Sensor Dynamics Debt (Denominated in Euro)
Term fixed rate notes (2.0%-2.5%) due September 2011 to September 2015	7,985	—
Amortizing fixed rate notes (1.5%-2.75%) due up to June 2014	5,183	—
Amortizing floating rate notes (EURIBOR plus 1.5%) due December 2011 to June 2014	2,742	—
Total	315,910	300,000
Less: Current portion (1)	(4,118)	—
Total long-term debt	$311,792	$300,000

(1) Current portion of long-term debt is included under accrued expenses in the Condensed Consolidated Balance Sheets.

On June 17, 2010, the Company completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured notes (the "Notes") due on June 14, 2013, with an effective interest rate of 3.49%. Interest on the Notes is payable semi-annually in arrears on June 14 and December 14 of each year, commencing December 14, 2010. The Notes are governed by a base and supplemental indenture dated June 10, 2010 and June 17, 2010, respectively, between the Company and Wells Fargo Bank, National Association, as trustee.

In conjunction with the SensorDynamics acquisition as discussed in Note 13 to the financial statements, Maxim acquired certain fixed and floating rate notes as detailed in the table above.

The Company accounts for the Notes based on their amortized cost. The discount and expenses are being amortized to Interest and other expense, net over the life of the Notes. Interest expenses associated with the Notes was $2.8 million and $2.6 million during the three months ended September 24, 2011 and September 25, 2010, respectively. The interest expense is recorded in Interest and other expense, net in the Condensed Consolidated Statements of Income.

The estimated fair value of Maxim's debt was approximately $326 million at September 24, 2011. The estimated fair value of the debt is based primarily on quoted market prices.

As of September 24, 2011, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under its 2010 Shelf Registration Statement.
Credit Facility

On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company has agreed to pay the lenders a facility fee at a rate per annum that varies based on the Company's index debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's debt index rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1.

Other Financial Instruments
For the balance of Maxim's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 24, 2011 and September 25, 2010:

Stock-based compensation expense by type of award
	Three Months Ended
	September 24, 2011	September 25, 2010
	(in thousands)
Cost of goods sold
Stock options	$517	$754
Restricted stock units	2,307	2,774
Employee stock purchase plan	433	367
	$3,257	$3,895
Research and development expense
Stock options	$2,055	$4,549
Restricted stock units	9,958	10,214
Employee stock purchase plan	1,248	1,342
	$13,261	$16,105
Selling, general and administrative expense
Stock options	$1,428	$1,629
Restricted stock units	5,125	5,158
Employee stock purchase plan	394	352
	$6,947	$7,139
Total stock-based compensation expense
Stock options	$4,000	$6,932
Restricted stock units	17,390	18,146
Employee stock purchase plan	2,075	2,061
Pre-tax stock-based compensation expense	23,465	27,139
Less: income tax effect	5,459	7,339
Net stock-based compensation expense	$18,006	$19,800

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

The fair value of share-based awards granted to employees has been estimated at the date of grant using a Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended
	September 24, 2011	September 25, 2010
Expected holding period (in years)	5.3	5.2
Risk-free interest rate	1.4%	1.7%
Expected stock price volatility	38.0%	37.0%
Dividend yield	3.2%	4.2%

The weighted-average fair value of stock options granted was $5.79 and $3.76 per share for the three months ended September 24, 2011 and September 25, 2010, respectively. The weighted-average fair value of RSUs granted was $19.69 and $14.25 per share for the three months ended September 24, 2011 and September 25, 2010, respectively.

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 24, 2011 and their activity for the three months ended September 24, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 25, 2011	28,332,486	$25.62
Options Granted	2,763,292	22.32
Options Exercised	(223,440)	14.87
Options Cancelled	(343,113)	28.48
Balance at September 24, 2011	30,529,225	$25.37	3.8	$143,579,919
Exercisable, September 24, 2011	16,984,020	$31.62	2.5	$36,938,993
Vested and expected to vest, September 24, 2011	28,603,064	$25.81	3.6	$130,971,291

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on September 23, 2011, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 24, 2011.

As of September 24, 2011, there was $45.4 million of total unrecognized stock compensation cost related to 13.6 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of September 24, 2011 and their activity during the three months ended September 24, 2011:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 25, 2011	10,000,738
Restricted stock units granted	2,844,020
Restricted stock units released	(894,670)
Restricted stock units cancelled	(201,138)
Balance at September 24, 2011	11,748,950	2.9	$296,794,254
Vested and expected to vest, September 24, 2011	10,291,166	2.8	$260,572,315

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on September 23, 2011, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of September 24, 2011.

The Company withheld shares totaling $7.0 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the three months ended September 24, 2011. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 24, 2011, there was $160.2 million of unrecognized compensation expense related to 11.7 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.8 years.

2011 Employee Stock Purchase Plan:

As of September 24, 2011, there was $2.4 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 24, 2011	September 25, 2010
	(Amounts in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$133,446	$117,550

Denominator for basic earnings per share	294,475	298,216
Effect of dilutive securities:
Stock options, ESPP and RSUs	6,601	3,472
Denominator for diluted earnings per share	301,076	301,688
Earnings per share:
Basic	$0.45	$0.39
Diluted	$0.44	$0.39
Approximately 13.8 million and 22.2 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the three months ended September 24, 2011 and September 25, 2010, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results as one reportable segment. The Company designs, develops, manufactures and markets a broad range of analog integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The Company has sixteen operating segments which aggregate into one reportable segment. Two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

•	the sale of analog and mixed signal integrated circuits is the primary source of revenue for each of the Company's sixteen operating segments;

•	the integrated circuits sold by each of the Company's operating segments are manufactured using similar semiconductor manufacturing processes;

•	the integrated circuits marketed by each of the Company's operating segments are sold to the same types of customers; and

•	all of the Company's integrated circuits are sold through a centralized sales force and common electronics distributors.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 24, 2011	September 25, 2010
	(in thousands)
United States	$76,929	$96,188
China	276,430	232,301
Japan	36,907	37,122
Korea	65,761	85,900
Rest of Asia	80,314	64,069
Europe	83,638	89,903
Rest of World	16,023	20,656
	$636,002	$626,139

Net long-lived assets by geographic region were as follows:

	September 24, 2011	June 25, 2011
	(in thousands)
United States	$980,667	$972,380
Philippines	214,094	204,581
Thailand	116,547	120,838
Rest of World	17,524	11,051
	$1,328,832	$1,308,850

NOTE 9: COMPREHENSIVE INCOME

The changes in the components of OCI, net of taxes, were as follows:

	Three Months Ended
	September 24, 2011	September 25, 2010
	(in thousands)
Net income, as reported	$133,446	$117,550
Change in unrealized losses on investments, net of tax benefits of $26 and $0, respectively	(47)	(243)
Change in unrealized (loss) gains on forward exchange contracts, net of tax benefits (expenses) of $186 and $(142), respectively	(325)	248
Deferred tax on unrealized exchange gains (loss) on long-term intercompany receivables	243	(1,822)
Actuarial gains on post-retirement benefits, net of tax expense of $(35) and $(33), respectively	62	58
Total comprehensive income	$133,379	$115,791

The components of Accumulated Other Comprehensive Loss, were as follows:

	September 24, 2011	June 25, 2011
	(in thousands)
Deferred tax on unrealized exchange gains on long-term intercompany receivables	$(7,838)	$(8,081)
Unrealized components of post-retirement benefits	(4,779)	(4,841)
Cumulative translation adjustment	(1,527)	(1,527)
Net unrealized loss on cash flow hedges	(475)	(150)
Net unrealized gain on available-for-sale securities	284	331
Accumulated Other Comprehensive Loss	$(14,335)	$(14,268)

NOTE 10: INCOME TAXES

In the three months ended September 24, 2011, the Company recorded an income tax provision of $34.8 million, compared to an income tax provision of $57.9 million for the three months ended September 25, 2010.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three months ended September 24, 2011 and September 25, 2010 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower rates.

In the first quarter of fiscal year 2012 the Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for the fiscal years 2009 and 2010.  Management believes that it has adequately provided for any adjustments that may result from the Internal Revenue Service audit, however, the outcome of tax audits cannot be predicted with certainty.

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

On February 6, 2008, a putative class action complaint was filed against the Company and certain former officers and employees in the U.S. District Court for the Northern District of California alleging claims under the federal securities laws based on certain alleged misrepresentations and omissions in the Company's public disclosures concerning its stock option accounting practices.  On June 18, 2010, lead plaintiffs and the Company entered into a stipulation of settlement settling the action and providing for the payment of $173.0 million in cash by the Company. The Company made this payment in July, 2010. On September 29, 2010, the Court issued a Final Order and Judgment approving the settlement.

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

NOTE 12: COMMON STOCK REPURCHASES

In August 2011, the Board of Directors authorized the Company to repurchase up to $750 million of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were canceled and superseded by this authorization.

During the three months ended September 24, 2011, the Company repurchased approximately 3.8 million shares of its common stock for $88.7 million. As of September 24, 2011, the Company had remaining authorization to repurchase up to an additional $708.9 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 13: ACQUISITIONS

Acquisitions completed during the first quarter of fiscal 2012

The purchase price allocation for acquisitions completed in the first quarter of fiscal 2012 are set forth in the table below and reflects various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized are the determination of the intangible assets valuation, deferred tax assets and liabilities and residual goodwill.

Pro forma results of operations for these acquisitions have not been presented because they are not material to Maxim's condensed consolidated results of income, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not expected to be deductible for tax purposes.

Aggregate preliminary purchase price allocation for acquisitions made by Maxim during the first quarter of fiscal 2012:

	SensorDynamics	Other acquisition	Total
		In thousands
Tangible assets	$17,879	$1,146	$19,025
Debt assumed	(29,078)	—	(29,078)
Other liabilities assumed	(37,559)	(3,935)	(41,494)
Net liabilities assumed	(48,758)	(2,789)	(51,547)
Amortizable intangible assets	50,000	13,800	63,800
Goodwill (1)	121,907	27,463	149,370

Total purchase price (1)	$123,149	$38,474	$161,623
(1) Includes $7.4 million of contingent consideration relating to the other acquisition.

The following table present details of the Company's intangible assets acquired through business combinations completed during first quarter of fiscal 2012 (in thousands, except years):

	Intellectual Property		Customer Relationships		Trademark		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount
SensorDynamics	7	$43,300	7	$6,200	3	$500	$50,000
Other acquisition	10	11,300	3	2,500	—	—	13,800
Total		$54,600		$8,700		$500	$63,800
Weighted Average (in Years)	7.6		5.9		3

SENSORDYNAMICS

On July 18, 2011, the Company acquired SensorDynamics, a semiconductor company that develops proprietary sensor and microelectromechanical ("MEMS") solutions. SensorDynamics is based in Lebring, near Graz, Austria. The purpose of the acquisition was to allow Maxim to combine sensors with our analog products. The total cash consideration associated with the acquisition was approximately $123.1 million plus the assumption of approximately $29.1 million in debt.

OTHER ACQUISITION

On August 26, 2011, the Company acquired a company that develops low power high performance analog circuits. The total cash consideration associated with the acquisition was approximately $31.1 million. Maxim also recorded $7.4 million, representing the fair value of contingent consideration that would be payable in the future should certain specified project milestones be met. Total contingent consideration that could be paid out under the agreement amounts to $11.0 million. The contingent consideration was calculated based on probabilities that were developed regarding the likelihood the milestones would be met and when the contingent payments would occur. Based on these factors, a probability weighted earnout amount was calculated and discounted (at the cost of debt) to present.

Acquisitions completed during fiscal 2011

Aggregate purchase price allocation for Maxim's fiscal 2011 acquisitions:

	Phyworks	Other acquisitions	Total
		In thousands
Tangible assets	$5,676	$662	$6,338
Liabilities assumed	(17,524)	(818)	(18,342)
Net liabilities assumed	(11,848)	(156)	(12,004)
Amortizable intangible assets	50,800	1,750	52,550
In-process research and development ("IPR&D")	5,800	2,580	8,380
Goodwill (1)	26,606	14,187	40,793

Total purchase price (1)	$71,358	$18,361	$89,719
(1) Includes $8.8 million of contingent consideration relating to one of the other acquisitions

The following table present details of the Company's intangible assets acquired through business combinations completed during fiscal 2011 (in thousands, except years):

	Intellectual Property		Customer Relationships		Backlog		Trademark		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount
Phyworks	5	$47,100	5	$1,600	1.3	$1,900	1	$200	$50,800
Other acquisitions	3	1,750	—	—	—	—	—	—	1,750
Total		$48,850		$1,600		$1,900		$200	$52,550
Weighted Average (in Years)	4.9		5		1.3		1

PHYWORKS

On September 7, 2010, the Company acquired Phyworks Limited. (“Phyworks”), a developer of high-speed communications integrated circuits. The Company expects that none of the goodwill associated with the acquisition will be deductible for tax purposes. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations.

OTHER ACQUISITIONS

During fiscal 2011 we completed two other acquisitions, On May 31, 2011 we acquired a developer of highly integrated, analog, mixed-signal solutions, as well as design methods and flows for analog system-on-a-chip (SoCs). The total cash consideration associated with the acquisition was $8.2 million. The acquired assets included cash of $0.4 million. Maxim also recorded $8.8 million, representing the fair value of contingent consideration that would be payable in the future should the fair value of contingent consideration that would be payable in the future should certain specified project milestones be met. Total contingent consideration that could be paid out under the agreement amounts to $12.5 million. The primary areas of the preliminary purchase price allocation that are not yet finalized are the determination of deferred tax assets and liabilities.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual impairment analysis during the first quarter of fiscal year 2012 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Activity and goodwill balances for the three months ended September 24, 2011 were as follows:

Goodwill
Balance at June 25, 2011	$265,125
Acquisitions	149,370
Adjustments	(3,254)
Balance at September 24, 2011	$411,241

In the first three months of fiscal year 2012, the Company adjusted the carrying values of certain acquired assets and liabilities primarily related to a fiscal 2011 acquisition IPR&D, resulting in a reduction in goodwill of approximately $3.3 million.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	3-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	September 24, 2011			June 25, 2011
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$250,512	$74,633	$175,879	$195,912	$64,996	$130,916
Customer relationships	97,330	28,475	68,855	88,630	24,915	63,715
Backlog	6,400	6,044	356	6,400	5,687	713
Tradename	2,328	1,182	1,146	1,700	981	719
Total amortizable purchased intangible assets	356,570	110,334	246,236	292,642	96,579	196,063
IPR&D	10,780	—	10,780	8,200	—	8,200
Total purchased intangible assets	$367,350	$110,334	$257,016	$300,842	$96,579	$204,263

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 24, 2011	September 25, 2010
	(in thousands)
Cost of goods sold	$9,434	$6,349
Intangible Asset Amortization	4,321	6,013
Total Intangible Asset Amortization Expenses	$13,755	$12,362
The following table represents the estimated future amortization expense of intangible assets as of September 24, 2011:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2012	$41,686
2013	53,384
2014	42,480
2015	41,481
2016	29,212
2017	24,953
Thereafter	13,040
Total	$246,236

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

There have been no material changes during the three months ended September 24, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 25, 2011.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 24, 2011	September 25, 2010

Net revenues	100.0%	100.0%
Cost of goods sold	37.8%	38.3%
Gross margin	62.2%	61.7%
Operating expenses:
Research and development	22.0%	20.4%
Selling, general and administrative	13.0%	11.5%
Intangible asset amortization	0.7%	1.0%
Severance and restructuring expenses	0.1%	0.2%
Other operating (income) expenses, net	(0.7)%	—%
Total operating expenses	35.1%	33.1%
Operating income	27.1%	28.6%
Interest and other expense, net	(0.6)%	(0.6)%
Income before provision for income taxes	26.5%	28.0%
Provision for income taxes	5.5%	9.2%
Net income	21.0%	18.8%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 24, 2011	September 25, 2010

Cost of goods sold	0.5%	0.6%
Research and development	2.1%	2.6%
Selling, general and administrative	1.1%	1.1%
	3.7%	4.3%

Net Revenues

Net revenues were $636.0 million and $626.1 million for the three months ended September 24, 2011 and September 25, 2010, respectively, an increase of 1.6%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments increased during the three months ended September 24, 2011 as compared to the three months ended September 25, 2010 due to improved demand for our products in the Consumer market.

During the three months ended September 24, 2011 and September 25, 2010, approximately 88% and 85% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 24, 2011 and September 25, 2010 was immaterial.

Gross Margin

Our gross margin percentage was 62.2% and 61.7% for the three months ended September 24, 2011 and September 25, 2010, respectively. The gross margin increased primarily due to a product mix with higher margins.

Research and Development

Research and development expenses were $140.2 million and $127.8 million for the three months ended September 24, 2011 and September 25, 2010, respectively, which represented 22.0% and 20.4% of net revenues, respectively. The $12.4 million increase in research and development expenses was primarily attributable to an increase in salaries and related benefits of $7.9 million resulting from increased headcount. In addition mask expenses increased by $3.8 million.

Selling, General and Administrative

Selling, general and administrative expenses were $82.5 million and $72.1 million for the three months ended September 24, 2011 and September 25, 2010, respectively, which represented 13.0% and 11.5% of net revenues, respectively. The $10.4 million increase was primarily attributable to an increase in salaries and related benefits of $4.6 million resulting from increased headcount. In addition legal expenses increased by $2.7 million.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 24, 2011 and September 25, 2010:

Stock-based compensation expense by type of award
	Three Months Ended
	September 24, 2011	September 25, 2010
	(in thousands)
Cost of goods sold
Stock options	$517	$754
Restricted stock units	2,307	2,774
Employee stock purchase plan	433	367
	$3,257	$3,895
Research and development expense
Stock options	$2,055	$4,549
Restricted stock units	9,958	10,214
Employee stock purchase plan	1,248	1,342
	$13,261	$16,105
Selling, general and administrative expense
Stock options	$1,428	$1,629
Restricted stock units	5,125	5,158
Employee stock purchase plan	394	352
	$6,947	$7,139
Total stock-based compensation expense
Stock options	$4,000	$6,932
Restricted stock units	17,390	18,146
Employee stock purchase plan	2,075	2,061
Pre-tax stock-based compensation expense	23,465	27,139
Less: income tax effect	5,459	7,339
Net stock-based compensation expense	$18,006	$19,800

Pre-tax stock-based compensation decreased to $23.5 million during the three months ended September 24, 2011 from $27.1 million during the three months ended September 25, 2010, which represented 3.7% and 4.3% of net revenues, respectively. The decrease in stock-based compensation is attributable to awards that were being expensed during the three months ended September 25, 2010 that did not recur in the three months ended September 24, 2011.

Severance and Restructuring Expenses

A restructuring plan has been effected in an effort to streamline several business units. The plan has a total expected cost of $9 million, and consists mainly of severance costs to eliminate approximately 150 positions. The majority of the costs would be incurred as communications are taking place in the three months ended December 31, 2011.

A restructuring plan has been effected in connection with the purchase of SensorDynamics to integrate its business processes with that of the Company. The plan has a total expected cost of $1 million, and consists mainly of severance costs to eliminate approximately 40 positions. The associated charges are expected to occur in the three months ended December 31, 2011.

Provision for Income Taxes

In the three months ended September 24, 2011, the Company recorded an income tax provision of $34.8 million, compared to an income tax provision of $57.9 million in the three months ended September 25, 2010.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three months ended September 24, 2011 and September 25, 2010 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower rates.
In the first quarter of fiscal year 2012 the Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for the fiscal years 2009 and 2010.  Management believes that it has adequately provided for any adjustments that may result from the Internal Revenue Service audit, however, the outcome of tax audits cannot be predicted with certainty.

BACKLOG

At September 24, 2011, backlog was approximately $403 million. The Company's backlog at the end of the quarter ended June 25, 2011 was approximately $460 million. Our backlog is subject to revisions, cancellations and rescheduling and includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. These factors could have a material impact on the timing and extent of our revenues and is not indicative of revenue projections for subsequent fiscal quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet the requirements of its business for the next twelve months, including its working capital requirements, its anticipated level of capital expenditures and common stock repurchases.

Financial condition

Cash flows were as follows:

	Three Months Ended
	September 24, 2011	September 25, 2010
	(in thousands)
Net cash provided by operating activities	$120,809	$158,499
Net cash used in investing activities	(203,593)	(111,101)
Net cash used in financing activities	(169,716)	(155,630)
Net decrease in cash and cash equivalents	$(252,500)	$(108,232)

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the three months ended September 24, 2011 decreased by approximately $37.7 million compared with the three months ended September 25, 2010. This is due to net increases in other current assets and accounts receivable of $45.3 million and $40.3 million, respectively, and a net decrease in other accrued liabilities and deferred taxes of $61.5 million and $52.8 million, respectively. These decreases were offset by the payment of $173.0 million in the three months ended September 25, 2010 related to the litigation settlement.(For more information on contingencies, see Note 11 to the Condensed Consolidated Financial Statements in Item 1).

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities increased by $92.5 million for the three months ended September 24, 2011 compared with the three months ended September 25, 2010. The increase is primarily due to an increase of $81.2 million in cash used for acquisitions and $10.8 million increase in purchases of property, plant and equipment.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities increased by approximately $14.1 million for the three months ended September 24, 2011 compared with the three months ended September 25, 2010. The increase is primarily due to an increase in repayment of notes payables of $14.8 million, due to the repayment of a portion of the assumed SensorDynamics notes during the three months ended September 24, 2011.

Liquidity and Capital Resources
Debt Levels
On June 17, 2010, we completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the "Notes") due on June 14, 2013. In addition, On July 18, 2011, we acquired certain fixed and floating rate notes in conjunction with our acquisition of SensorDynamics. (For more information on debts, see Note 5 to the Condensed Consolidated Financial Statements in Item 1).

Outstanding debt increased to $315.9 million as of September 24, 2011 as compared to $300 million at June 25, 2011, bearing weighted average interest rates of 3.44% and 3.49% for the three months ended September 24, 2011 and for the year ended June 25, 2011, respectively. The increase was driven by the debt assumed in the SensorDynamics acquisition.

Available borrowing resources
As of September 24, 2011, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under its 2010 Shelf Registration Statement.

On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company has agreed to pay the lenders a facility fee at a rate per annum that varies based on the Company's index debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's debt index rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1.

Off-Balance-Sheet Arrangements

As of September 24, 2011, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2011.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 24, 2011. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of September 24, 2011. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 24, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 25, 2011, which is incorporated herein by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended September 24, 2011:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Jun. 26, 2011 - Jul. 23, 2011	775	$24.58	775	$74,742
Jul. 24, 2011 - Aug. 20, 2011	1,140	22.52	1,140	49,065
Aug. 21, 2011 - Sep. 24, 2011	1,920	22.89	1,920	708,942
Total for the quarter	3,835	$23.12	3,835	$708,942

In August 2011, the Board of Directors authorized the Company to repurchase up to $750 million of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were canceled and superseded by this authorization.

In the fiscal quarter ended September 24, 2011, the Company repurchased approximately 3.8 million shares of its common stock for approximately $88.7 million. As of September 24, 2011, the Company had remaining authorization to repurchase up to an additional $708.9 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: RESERVED

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

(a) Exhibits

10.52
Credit Agreement, dated October 13, 2011, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 24, 2011, (ii) Condensed Consolidated Balance Sheets at September 24, 2011 and June 25, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 24, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

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

October 26, 2011	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer