Form 10-Q
period 2011-12-31
MAXIM INTEGRATED PRODUCTS INC
filed 2012-01-30
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
YES [ ] NO [x]

As of January 20, 2012 there were 291,775,287 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2011	June 25, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$741,160	$962,541
Short-term investments	75,375	50,346
Total cash, cash equivalents and short-term investments	816,535	1,012,887
Accounts receivable, net	246,229	297,632
Inventories	233,404	237,928
Deferred tax assets	87,636	113,427
Other current assets	81,396	65,978
Total current assets	1,465,200	1,727,852
Property, plant and equipment, net	1,365,815	1,308,850
Intangible assets, net	237,776	204,263
Goodwill	432,809	265,125
Other assets	19,055	21,653
TOTAL ASSETS	$3,520,655	$3,527,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$118,427	$110,153
Income taxes payable	7,866	3,912
Accrued salary and related expenses	159,651	215,627
Accrued expenses	62,579	47,767
Deferred income on shipments to distributors	31,136	36,881
Total current liabilities	379,659	414,340
Long term debt	308,700	300,000
Income taxes payable	108,462	96,099
Deferred tax liabilities	197,839	183,715
Other liabilities	21,529	22,771
Total liabilities	1,016,189	1,016,925
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock and capital in excess of par value	292	296
Retained earnings	2,517,166	2,524,790
Accumulated other comprehensive loss	(12,992)	(14,268)
Total stockholders' equity	2,504,466	2,510,818
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,520,655	$3,527,743

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
	(in thousands, except per share data)

Net revenues	$591,359	$612,936	$1,227,361	$1,239,075
Cost of goods sold (1)	243,399	232,661	483,928	472,586
Gross margin	347,960	380,275	743,433	766,489
Operating expenses:
Research and development (1)	142,084	130,001	282,297	257,780
Selling, general and administrative (1)	80,826	72,240	163,282	144,340
Intangible asset amortization	4,338	4,447	8,659	10,460
Severance and restructuring expenses	6,047	488	6,539	1,654
Other operating expenses (income), net	155	21,100	(4,234)	21,133
Total operating expenses	233,450	228,276	456,543	435,367
Operating income	114,510	151,999	286,890	331,122
Interest and other income (expense), net	2,374	(4,100)	(1,726)	(7,776)
Income before provision for income taxes	116,884	147,899	285,164	323,346
Provision for income taxes	28,754	38,309	63,588	96,206
Net income	$88,130	$109,590	$221,576	$227,140

Earnings per share:
Basic	$0.30	$0.37	$0.76	$0.76
Diluted	$0.29	$0.36	$0.74	$0.75

Shares used in the calculation of earnings per share:
Basic	291,824	296,550	293,098	297,329
Diluted	299,290	303,260	300,083	301,867

Dividends paid per share	$0.22	$0.21	$0.44	$0.42

(1) Includes stock-based compensation charges as follows:

Cost of goods sold	$3,692	$3,748	$6,949	$7,643
Research and development	$12,909	$13,916	$26,170	$30,021
Selling, general and administrative	$6,873	$6,858	$13,820	$13,997

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31, 2011	December 25, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$221,576	$227,140
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	46,939	51,661
Depreciation and amortization	104,066	104,362
Deferred taxes	39,477	103,867
Tax shortfall related to stock-based compensation plans	(1,153)	(5,676)
Excess tax benefit related to stock-based compensation	(7,063)	(3,848)
Loss on sale of property, plant and equipment	251	14,794
Gain from sale of equity investments	(1,811)	—
Changes in assets and liabilities:
Accounts receivable	51,970	47,624
Inventories	9,246	(8,788)
Other current assets	(13,455)	(7,430)
Accounts payable	(13,515)	(7,077)
Income taxes payable	16,317	22,345
Deferred income on shipments to distributors	(5,745)	8,486
Accrued liabilities - litigation settlement	—	(173,000)
All other accrued liabilities	(76,971)	(15,977)
Net cash provided by operating activities	370,129	358,483

Cash flows from investing activities:
Purchase of property, plant and equipment	(117,685)	(97,597)
Proceeds from sale of property, plant, and equipment	1,709	25,249
Acquisitions	(166,287)	(73,107)
Purchases of available-for-sale securities	(25,108)	—
Proceeds from sale of equity investment	3,225	—
Net cash used in investing activities	(304,146)	(145,455)

Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	7,063	3,848
Mortgage liability repayment	—	(3,237)
Repayment of notes payable	(20,406)	(1,422)
Issuance of common stock	16,078	9,675
Repurchase of common stock	(161,160)	(125,315)
Dividends paid	(128,939)	(124,745)
Net cash used in financing activities	(287,364)	(241,196)
Net decrease in cash and cash equivalents	(221,381)	(28,168)
Cash and cash equivalents:
Beginning of period	962,541	826,512
End of period	$741,160	$798,344
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$16,829	$(34,933)
Cash paid for interest	5,653	5,089
Noncash investing and financing activities:
Accounts payable related to property, plant, and equipment purchases	$36,450	$11,488

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 25, 2011.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2012 is a 53-week fiscal year. The extra week is included in our current second fiscal quarter ending December 31, 2011.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08 relating to Intangibles- Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (ASU 2011-08). The ASU allows an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is more likely than not, an entity is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for Maxim in fiscal 2013 and earlier adoption is permitted. The Company is evaluating the impact ASU 2011-08 will have on its consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05 relating to Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for Maxim in fiscal 2013 and should be applied retrospectively. The Company is evaluating the impact ASU 2011-05 will have on its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for Maxim in Maxim's third quarter of fiscal 2012 and should be applied prospectively.
NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	December 31, 2011	June 25, 2011
Accounts Receivables:	(in thousands)
Accounts receivable	$260,449	$315,329
Returns and allowances	(14,220)	(17,697)
	$246,229	$297,632

Inventories consist of:

	December 31, 2011	June 25, 2011
Inventories:	(in thousands)
Raw materials	$18,842	$18,419
Work-in-process	159,944	162,245
Finished goods	54,618	57,264
	$233,404	$237,928

Property, plant and equipment, net consist of:

	December 31, 2011	June 25, 2011
Property, plant and equipment:	(in thousands)
Land	$85,427	$86,257
Buildings and building improvements	317,284	313,642
Machinery and equipment	2,093,107	1,978,827
	2,495,818	2,378,726
Less: accumulated depreciation and amortization	(1,130,003)	(1,069,876)
	$1,365,815	$1,308,850

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

The Company's Level 3 liabilities consist of contingent consideration related to certain acquisitions, for details on inputs used in measuring fair value , please refer to the acquisitions footnote.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2011				As of June 25, 2011
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$531,825	$—	$—	$531,825	$603,180	$—	$—	$603,180
Certificates of deposit (1)	—	6,176	—	6,176	—	3,457	—	3,457
Government agency securities (2)	—	75,375	—	75,375	—	50,346	—	50,346
Foreign currency forward contracts	—	74	—	74	—	326	—	326
Total Assets	$531,825	$81,625	$—	$613,450	$603,180	$54,129	$—	$657,309

Liabilities
Foreign currency forward contracts	$—	$691	$—	$691	$—	$309	$—	$309
Contingent Consideration (3)	—	—	18,324	18,324	—	—	8,800	8,800
Total Liabilities	$—	$691	$18,324	$19,015	$—	$309	$8,800	$9,109

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Accrued expenses in the Condensed Consolidated Balance Sheets.

The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2011 and for the twelve months ended June 25, 2011:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	December 31, 2011	June 25, 2011
Contingent Consideration	(in thousands)
Beginning balance	$8,800	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Additions	11,354	8,800
Payments	(1,830)	—
Ending balance	$18,324	$8,800

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of period end	$—	$—

As of December 31, 2011 and June 25, 2011, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

As of December 31, 2011 and June 25, 2011, none of the Company's assets and liabilities was measured at fair value on a non-recurring basis.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 31, 2011				June 25, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale Investments
Government agency securities	$74,981	$400	$(6)	$75,375	$49,826	$520	$—	$50,346
Total available-for-sale investments	$74,981	$400	$(6)	$75,375	$49,826	$520	$—	$50,346

In the six months ended December 31, 2011 and the year ended June 25, 2011, Maxim did not recognize any impairment charges on short-term investments.
The government agency securities have maturity dates between February 26, 2013 and December 18, 2013.
Derivative instruments and hedging activities

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. Maxim incurs expenditures denominated in non-US currencies, principally Philippine Pesos and Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. Maxim has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. Maxim does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter party to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under Accounting Standards Codification ("ASC") No. 815- Derivatives and Hedging, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings into the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in interest and other income (expense), net.

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

	As of December 31, 2011			As of June 25, 2011
	Gross Notional(1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$34,129	$43	$679	$35,629	$53	$287

Derivatives not designated as hedging instruments
Foreign exchange contracts	16,378	31	12	26,342	273	22
Total derivatives	$50,507	$74	$691	$61,971	$326	$309
(1) Represents the face amounts of contracts that were outstanding as of December 31, 2011 and June 25, 2011, respectively.
Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments during the six months ended December 31, 2011 and the year ended June 25, 2011.

	December 31, 2011	June 25, 2011
	(in thousands)
Beginning balance	$(234)	$(235)
Loss reclassified to income	597	514
Gain (loss) recorded in other comprehensive loss	274	(513)
Ending balance	$637	$(234)

Maxim expects to reclassify an estimated net accumulated other comprehensive loss of $0.4 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.
The before-tax effect of cash flow derivative instruments for the three and six months ended December 31, 2011 and December 25, 2010 was as follows:

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
		Three Months Ended		Six Months Ended
	Location	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net Revenues	$(3)	$349	$(245)	$(1,295)

Foreign exchange contracts	Cost of goods sold	(322)	425	(127)	593
Foreign exchange contracts	Operating Expense	(225)	—	(225)	—
Total cash flow hedges		$(550)	$774	$(597)	$(702)

The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011 and December 25, 2010 was as follows:

	Gain (Loss) Recognized in Income on Derivative Instrument
		Three Months Ended		Six Months Ended
	Location	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
		(in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$645	$(136)	$979	$(838)
Total		$645	$(136)	$979	$(838)

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

In United States Dollars	December 31, 2011	June 25, 2011
	(in thousands)
Euro	$1,691	$1,542
Japanese Yen	1,325	(5,156)
British Pound	(4,184)	(10,928)
Philippine Peso	14,531	17,140
Thai Baht	3,592	3,523
Total	$16,955	$6,121

Long-term debt
The following table summarizes the Company's long-term debt:

	December 31, 2011	June 25, 2011
	(in thousands)
3.45% fixed rate notes due June 2013	$300,000	$300,000
SensorDynamics Debt (Denominated in Euro)
Term fixed rate notes (2.0%-2.5%) due March 2013 to September 2015	6,120	—
Amortizing fixed rate notes (1.5%-2.75%) due up to June 2014	2,215	—
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 2014	2,310	—
Total	310,645	300,000
Less: Current portion (1)	(1,945)	—
Total long-term debt	$308,700	$300,000

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

In conjunction with the SensorDynamics acquisition as discussed in Note 13 to the condensed consolidated financial statements, Maxim acquired certain fixed and floating rate notes as detailed in the table above.

The Company accounts for the Notes based on their amortized cost. The discount and expenses are being amortized to Interest and other expense, net over the life of the Notes. Interest expenses associated with the Notes was $2.7 million and $2.6 million during the three months ended December 31, 2011 and December 25, 2010, respectively. Interest expenses associated with the Notes was $5.4 million and $5.2 million during the six months ended December 31, 2011 and December 25, 2010, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of Maxim's debt was approximately $320 million at December 31, 2011. The estimated fair value of the debt is based primarily on quoted market prices.

As of December 31, 2011, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under its 2010 Shelf Registration Statement.

Credit Facility

On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company agreed to pay the lenders a facility fee at a rate per annum that varies based on the Company's index debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's debt index rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1. As of December 31, 2011, the Company had not borrowed any amounts from this credit facility.

Other Financial Instruments
For the balance of Maxim's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011 and December 25, 2010:

Stock-based compensation expense by type of award
	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
	(in thousands)
Cost of goods sold
Stock options	$565	$729	$1,082	$1,483
Restricted stock units	2,657	2,637	4,964	5,411
Employee stock purchase plan	470	382	903	749
	$3,692	$3,748	$6,949	$7,643
Research and development expense
Stock options	$2,440	$2,710	$4,495	$7,259
Restricted stock units	9,207	9,914	19,165	20,128
Employee stock purchase plan	1,262	1,292	2,510	2,634
	$12,909	$13,916	$26,170	$30,021
Selling, general and administrative expense
Stock options	$1,704	$1,659	$3,132	$3,288
Restricted stock units	4,778	4,847	9,903	10,005
Employee stock purchase plan	391	352	785	704
	$6,873	$6,858	$13,820	$13,997
Total stock-based compensation expense
Stock options	$4,709	$5,098	$8,709	$12,030
Restricted stock units	16,642	17,398	34,032	35,544
Employee stock purchase plan	2,123	2,026	4,198	4,087
Pre-tax stock-based compensation expense	23,474	24,522	46,939	51,661
Less: income tax effect	5,809	6,954	11,268	14,293
Net stock-based compensation expense	$17,665	$17,568	$35,671	$37,368

Fair Value

The fair value of options granted to employees under the Company's 1996 Stock Incentive Plan and rights to acquire common stock under the Company's 2008 Employee Stock Purchase Plan (the "ESPP") is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of Restricted Stock Units ("RSUs") is estimated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.

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

The fair value of share-based awards granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
Expected holding period (in years)	5.1	5.1	5.1	5.2
Risk-free interest rate	1.0%	1.3%	1.3%	1.7%
Expected stock price volatility	38.0%	36.3%	38.0%	36.8%
Dividend yield	3.8%	4.8%	3.1%	4.3%

	ESPP
	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected stock price volatility	32.2%	30.0%	32.2%	30.0%
Dividend yield	3.8%	4.2%	3.8%	4.2%

The weighted-average fair value of stock options granted was $6.05 and $4.42 per share for the three months ended December 31, 2011 and December 25, 2010, respectively. The weighted-average fair value of RSUs granted was $23.46 and $20.35 per share for the three months ended December 31, 2011 and December 25, 2010, respectively.
The weighted-average fair value of stock options granted was $5.81 and $3.81 per share for the six months ended December 31, 2011 and December 25, 2010, respectively. The weighted-average fair value of RSUs granted was $20.05 and $14.99 per share for the three months ended December 31, 2011 and December 25, 2010, respectively.

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 31, 2011 and their activity for the six months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 25, 2011	28,332,486	$25.62
Options Granted	2,942,124	22.52
Options Exercised	(831,689)	16.19
Options Cancelled	(2,286,993)	32.32
Balance at December 31, 2011	28,155,928	$25.03	3.8	$153,055,757
Exercisable, December 31, 2011	15,546,715	$30.86	2.5	$45,579,755
Vested and expected to vest, December 31, 2011	26,494,477	$25.39	3.6	$141,211,913

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on December 30, 2011, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 31, 2011.

As of December 31, 2011, there was $40.9 million of total unrecognized stock compensation cost related to 12.6 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of December 31, 2011 and their activity during the six months ended December 31, 2011:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 25, 2011	10,000,738
Restricted stock units granted	3,140,684
Restricted stock units released	(1,763,984)
Restricted stock units cancelled	(609,368)
Balance at December 31, 2011	10,768,070	2.7	$269,478,768
Vested and expected to vest, December 31, 2011	9,924,364	2.7	$261,010,767

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on December 30, 2011, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of December 31, 2011.

The Company withheld shares totaling $7.9 million and $14.9 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the three and six months ended December 31, 2011, respectively. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 31, 2011, there was $143.2 million of unrecognized compensation expense related to 10.8 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Employee Stock Purchase Plan

As of December 31, 2011, there was $7.2 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$88,130	$109,590	$221,576	$227,140

Denominator for basic earnings per share	291,824	296,550	293,098	297,329
Effect of dilutive securities:
Stock options, ESPP and RSUs	7,466	6,710	6,985	4,538
Denominator for diluted earnings per share	299,290	303,260	300,083	301,867
Earnings per share:
Basic	$0.30	$0.37	$0.76	$0.76
Diluted	$0.29	$0.36	$0.74	$0.75
Approximately 14.6 million and 15.3 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2011 and December 25, 2010, respectively. Approximately 14.2 million and 22.9 million of the Company's stock options were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2011 and December 25, 2010, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
	(in thousands)
United States	$74,512	$84,354	$151,441	$180,542
China	260,396	228,143	536,826	460,444
Japan	37,327	45,332	74,234	82,454
Korea	41,678	66,474	107,439	152,374
Rest of Asia	88,318	71,651	168,632	135,720
Europe	70,995	94,606	154,633	184,509
Rest of World	18,133	22,376	34,156	43,032
	$591,359	$612,936	$1,227,361	$1,239,075

Net long-lived assets by geographic region were as follows:

	December 31, 2011	June 25, 2011
	(in thousands)
United States	$1,029,537	$972,380
Philippines	202,471	204,581
Thailand	111,595	120,838
Rest of World	22,212	11,051
	$1,365,815	$1,308,850

NOTE 9: COMPREHENSIVE INCOME

The changes in the components of OCI, net of taxes, were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
	(in thousands)
Net income, as reported	$88,130	$109,590	$221,576	$227,140
Change in unrealized losses on investments, net of tax benefits of $20, $0, $46, and $0, respectively	(33)	—	(80)	—
Change in unrealized gains (loss) on forward exchange contracts, net of tax benefits (expenses) of $(40), $117, $146, and $(25), respectively	69	(205)	(256)	43
Deferred tax on unrealized exchange gains (loss) on long-term intercompany receivables	1,246	(813)	1,489	(2,878)
Actuarial gains on post-retirement benefits, net of tax expense of $(35), $(33), $(71), and $(66), respectively	62	58	123	116
Total comprehensive income	$89,474	$108,630	$222,852	$224,421

The components of Accumulated Other Comprehensive Loss, were as follows:

	December 31, 2011	June 25, 2011
	(in thousands)
Deferred tax on unrealized exchange gains on long-term intercompany receivables	$(6,592)	$(8,081)
Unrealized components of post-retirement benefits	(4,718)	(4,841)
Cumulative translation adjustment	(1,527)	(1,527)
Net unrealized loss on cash flow hedges	(406)	(150)
Net unrealized gain on available-for-sale securities	251	331
Accumulated Other Comprehensive Loss	$(12,992)	$(14,268)

NOTE 10: INCOME TAXES

In the three and six months ended December 31, 2011, the Company recorded an income tax provision of $28.8 million and $63.6 million, respectively, compared to an income tax provision of $38.3 million and $96.2 million in the three and six months ended December 25, 2010, respectively.

In the first quarter of fiscal year 2012, the Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for the fiscal years 2009 and 2010.  The Company believes that it has adequately provided for any adjustments that may result from the Internal Revenue Service audit, however, the outcome of tax audits cannot be predicted with certainty.

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

On February 6, 2008, a putative class action complaint was filed against the Company and certain former officers and employees in the U.S. District Court for the Northern District of California alleging claims under the federal securities laws based on certain alleged misrepresentations and omissions in the Company's public disclosures concerning its stock option accounting practices.  On June 18, 2010, lead plaintiffs and the Company entered into a stipulation of settlement settling the action and providing for the payment of $173.0 million in cash by the Company. The Company made this payment in July 2010. On September 29, 2010, the Court issued a Final Order and Judgment approving the settlement.

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

Legal Fees Associated with Indemnification Obligations, Defense and Other Related Costs

Pursuant to the Company's charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers and directors and certain former officers and directors. More specifically, the Company has separate written indemnification agreements with our current and former executive officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company subject to civil charges by the SEC in connection with Maxim's historical stock option granting practices. The Company expenses such amounts as incurred.

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

During the six months ended December 31, 2011, the Company repurchased approximately 6.7 million shares of its common stock for $161.2 million. As of December 31, 2011, the Company had remaining authorization to repurchase up to an additional $636.5 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 13: ACQUISITIONS

Acquisitions completed during fiscal 2012

The purchase price allocation for acquisitions completed in fiscal 2012 is set forth in the table below and reflects various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized are the determination of the deferred tax assets and liabilities and residual goodwill.

Pro forma results of operations for these acquisitions have not been presented because they are not material to Maxim's condensed consolidated results of income, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not expected to be deductible for tax purposes. Acquisition costs for fiscal 2012 were not material.

Aggregate preliminary purchase price allocation for acquisitions made by Maxim during fiscal 2012:

	SensorDynamics	Other acquisitions	Total
		(in thousands)
Tangible assets	$18,692	$1,159	$19,851
Debt assumed	(29,078)	—	(29,078)
Other liabilities assumed	(37,559)	(4,729)	(42,288)
Net liabilities assumed	(47,945)	(3,570)	(51,515)
Amortizable intangible assets	20,900	17,840	38,740
In-process research and development ("IPR&D")	19,600	—	19,600
Goodwill (1)	130,594	38,392	168,986

Total purchase price (1)	$123,149	$52,662	$175,811
(1) Includes $11.4 million of contingent consideration relating to the other acquisitions.

The following table present details of the Company's intangible assets acquired through business combinations completed during fiscal 2012 (in thousands, except years):

	Intellectual Property		Customer Relationships		Trademark		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount
SensorDynamics	7.0	$16,400	7.0	$4,100	3.0	$400	$20,900
Other acquisitions	9.2	15,340	3.0	2,500	—	—	17,840
Total		$31,740		$6,600		$400	$38,740
Weighted Average (in Years)	8.1		5.5		3.0

SENSORDYNAMICS

On July 18, 2011, the Company acquired SensorDynamics, a semiconductor company that develops proprietary sensor and microelectromechanical solutions. SensorDynamics is based in Lebring, near Graz, Austria. The purpose of the acquisition was to allow Maxim to combine sensors with analog products. The total cash consideration associated with the acquisition was approximately $123.1 million.

OTHER ACQUISITIONS

The Company acquired three other companies during fiscal 2012, the biggest of which is a company that develops low power high performance analog circuits. The total cash consideration associated with the acquisition was approximately $41.3 million. Maxim also recorded $11.4 million, representing the fair value of contingent consideration that would be payable in the future should certain specified project milestones be met. Total contingent consideration that could be paid out under the agreement amounts to $7.4 million. The contingent consideration was calculated based on probabilities that were developed regarding the likelihood that the product development milestones would be met and when the contingent payments would occur. Based on these factors, a probability weighted earnout amount was calculated and discounted (at the cost of debt) to present.

Acquisitions completed during fiscal 2011

Aggregate purchase price allocation for Maxim's fiscal 2011 acquisitions:

	Phyworks	Other acquisitions	Total
		(In thousands)
Tangible assets	$5,676	$662	$6,338
Liabilities assumed	(17,524)	(818)	(18,342)
Net liabilities assumed	(11,848)	(156)	(12,004)
Amortizable intangible assets	50,800	1,750	52,550
IPR&D	5,800	2,580	8,380
Goodwill (1)	26,606	14,187	40,793

Total purchase price (1)	$71,358	$18,361	$89,719
(1) Includes $8.8 million of contingent consideration relating to one of the other acquisitions

The following table present details of the Company's intangible assets acquired through business combinations completed during fiscal 2011 (in thousands, except years):

	Intellectual Property		Customer Relationships		Backlog		Trademark		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount
Phyworks	5.0	$47,100	5.0	$1,600	1.3	$1,900	1.0	$200	$50,800
Other acquisitions	3.0	1,750	—	—	—	—	—	—	1,750
Total		$48,850		$1,600		$1,900		$200	$52,550
Weighted Average (in Years)	4.9		5.0		1.3		1.0

PHYWORKS

On September 7, 2010, the Company acquired Phyworks Limited ("Phyworks"), a developer of high-speed communications integrated circuits. The Company expects that none of the goodwill associated with the acquisition will be deductible for tax purposes. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations.

OTHER ACQUISITIONS

During fiscal 2011, the Company completed two other acquisitions, The biggest of which is a developer of highly integrated, analog, mixed-signal solutions, as well as design methods and flows for analog system-on-a-chip (SoCs). The total cash consideration associated with the acquisition was $8.2 million. The acquired assets included cash of $0.4 million. Maxim also recorded $8.8 million, representing the fair value of contingent consideration that would be payable in the future should certain specified project milestones be met. Total contingent consideration that could be paid out under the agreement amounts to $12.5 million. As of December 31, 2011 Maxim has paid $1.8 million relating to contingent consideration.

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

Activity and goodwill balances for the six months ended December 31, 2011 were as follows:

Goodwill
(in thousands)
Balance at June 25, 2011	$265,125
Acquisitions	160,299
Adjustments	7,385
Balance at December 31, 2011	$432,809

In the first six months of fiscal year 2012, the Company adjusted the carrying values of certain acquired assets and liabilities primarily related to SensorDynamics and fiscal 2011 acquisition IPR&D, resulting in an increase in goodwill of approximately $7.4 million.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	3-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	December 31, 2011			June 25, 2011
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$226,412	$82,930	$143,482	$195,912	$64,996	$130,916
Customer relationships	95,230	32,124	63,106	88,630	24,915	63,715
Backlog	6,400	6,400	—	6,400	5,687	713
Tradename	2,100	1,292	808	1,700	981	719
Total amortizable purchased intangible assets	330,142	122,746	207,396	292,642	96,579	196,063
IPR&D	30,380	—	30,380	8,200	—	8,200
Total purchased intangible assets	$360,522	$122,746	$237,776	$300,842	$96,579	$204,263

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
	(in thousands)
Cost of goods sold	$8,080	$7,919	$17,514	$14,268
Intangible Asset Amortization	4,338	4,447	8,659	10,460
Total Intangible Asset Amortization Expenses	$12,418	$12,366	$26,173	$24,728
The following table represents the estimated future amortization expense of intangible assets as of December 31, 2011:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2012	$26,316
2013	50,769
2014	39,865
2015	38,822
2016	26,531
2017	18,737
Thereafter	6,356
Total	$207,396

NOTE 15: SUBSEQUENT EVENT

On January 18, 2012, the Company sold its clock synchronization, clock synthesis and clock timing product lines to Microsemi Corp. of Irvine, California for total consideration of approximately $44.0 million in cash.

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and related allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets, intangible assets, and goodwill; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and operating expenses. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on our reported results of operations for a given period.

There have been no material changes during the six months ended December 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 25, 2011.

The impact of inflation and changing prices on the Company's net revenues and on operating income during the six months ended December 31, 2011 and December 25, 2010 was not material.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	41.2%	38.0%	39.4%	38.1%
Gross margin	58.8%	62.0%	60.6%	61.9%
Operating expenses:
Research and development	24.0%	21.2%	23.0%	20.8%
Selling, general and administrative	13.7%	11.8%	13.3%	11.6%
Intangible asset amortization	0.7%	0.7%	0.7%	0.8%
Severance and restructuring expenses	1.0%	0.1%	0.5%	0.1%
Other operating expenses (income), net	—%	3.4%	(0.3)%	1.7%
Total operating expenses	39.4%	37.2%	37.2%	35.0%
Operating income	19.4%	24.8%	23.4%	26.9%
Interest and other income (expense), net	0.4%	(0.7)%	(0.1)%	(0.6)%
Income before provision for income taxes	19.8%	24.1%	23.3%	26.3%
Provision for income taxes	4.9%	6.3%	5.2%	7.8%
Net income	14.9%	17.8%	18.1%	18.5%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010

Cost of goods sold	0.6%	0.6%	0.6%	0.6%
Research and development	2.2%	2.3%	2.1%	2.4%
Selling, general and administrative	1.2%	1.1%	1.1%	1.1%
	4.0%	4.0%	3.8%	4.1%

Net Revenues

Net revenues were $591.4 million and $612.9 million for the three months ended December 31, 2011 and December 25, 2010, respectively, a decrease of 3.5%. Net revenues for the six months ended December 31, 2011 and December 25, 2010, were $1,227.4 million and $1,239.1 million, respectively, a decrease of 0.9%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments decreased during the three and six months ended

December 31, 2011 as compared to the three and six months ended December 25, 2010 due to reduced demand for our products in the communications, computing and industrial markets.

During the three months ended December 31, 2011 and December 25, 2010, approximately 87% and 86% of net revenues, respectively, were derived from customers outside of the United States. During the six months ended December 31, 2011 and December 25, 2010, approximately 88% and 85% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended December 31, 2011 and December 25, 2010 was immaterial.

Gross Margin

Our gross margin percentage was 58.8% and 62.0% for the three months ended December 31, 2011 and December 25, 2010, respectively. The gross margin decreased primarily due to factory under-utilization.

Our gross margin percentage was 60.6% and 61.9% for the six months ended December 31, 2011 and December 25, 2010, respectively. The gross margin decreased primarily due to factory under-utilization.

Research and Development

Research and development expenses were $142.1 million and $130.0 million for the three months ended December 31, 2011 and December 25, 2010, respectively, which represented 24.0% and 21.2% of net revenues, respectively. The $12.1 million increase in research and development expenses was primarily attributable to an increase in salaries and related expenses of $10.0 million resulting from increased headcount and an extra week in the second quarter of fiscal 2012.

Research and development expenses were $282.3 million and $257.8 million for the six months ended December 31, 2011 and December 25, 2010, respectively, which represented 23.0% and 20.8% of net revenues, respectively. The $24.5 million increase in research and development expenses was primarily attributable to an increase in salaries and related expenses of $16.9 million resulting from increased headcount and an extra week in the second quarter of fiscal 2012.

Selling, General and Administrative

Selling, general and administrative expenses were $80.8 million and $72.2 million for the three months ended December 31, 2011 and December 25, 2010, respectively, which represented 13.7% and 11.8% of net revenues, respectively. The $8.6 million increase was primarily attributable to an increase in salaries and related benefits of $4.7 million resulting from increased headcount and an extra week in the second quarter of fiscal 2012.

Selling, general and administrative expenses were $163.3 million and $144.3 million for the six months ended December 31, 2011 and December 25, 2010, respectively, which represented 13.3% and 11.6% of net revenues, respectively. The $18.9 million increase was primarily attributable to an increase in salaries and related benefits of $9.3 million resulting from increased headcount and an extra week in the second quarter of fiscal 2012. In addition, legal expense increased by $3.7 million relating to acquisition costs.

Stock-based Compensation

The following table shows total stock-based compensation expense by type of award, and resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011 and December 25, 2010:

Stock-based compensation expense by type of award
	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
	(in thousands)
Cost of goods sold
Stock options	$565	$729	$1,082	$1,483
Restricted stock units	2,657	2,637	4,964	5,411
Employee stock purchase plan	470	382	903	749
	$3,692	$3,748	$6,949	$7,643
Research and development expense
Stock options	$2,440	$2,710	$4,495	$7,259
Restricted stock units	9,207	9,914	19,165	20,128
Employee stock purchase plan	1,262	1,292	2,510	2,634
	$12,909	$13,916	$26,170	$30,021
Selling, general and administrative expense
Stock options	$1,704	$1,659	$3,132	$3,288
Restricted stock units	4,778	4,847	9,903	10,005
Employee stock purchase plan	391	352	785	704
	$6,873	$6,858	$13,820	$13,997
Total stock-based compensation expense
Stock options	$4,709	$5,098	$8,709	$12,030
Restricted stock units	16,642	17,398	34,032	35,544
Employee stock purchase plan	2,123	2,026	4,198	4,087
Pre-tax stock-based compensation expense	23,474	24,522	46,939	51,661
Less: income tax effect	5,809	6,954	11,268	14,293
Net stock-based compensation expense	$17,665	$17,568	$35,671	$37,368

Pre-tax stock-based compensation decreased to $23.5 million during the three months ended December 31, 2011 from $24.5 million during the three months ended December 25, 2010, which represented 4.0% and 4.0% of net revenues, respectively.

Pre-tax stock-based compensation decreased to $46.9 million during the six months ended December 31, 2011 from $51.7 million during the six months ended December 25, 2010, which represented 3.8% and 4.1% of net revenues, respectively. The decrease in stock-based compensation is attributable to awards that were being expensed during the six months ended December 25, 2010 that did not recur in the six months ended December 31, 2011.

Other operating expenses (income), net

The following table summarizes activities for the three and six months ended December 31, 2011 and December 25, 2010:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
	(in thousands)
Legal expenses	$—	$6,664	$205	$7,599
Loss on sale of Sunnyvale headquarters	—	14,283	—	14,283
Payroll tax and related adjustments	140	153	(4,453)	(749)
Other	15	—	15	—
Total	$155	$21,100	$(4,233)	$21,133

The Company's legal expenses decreased by $6.7 million during the three months ended December 31, 2011 as compared to the three months ended December 25, 2010 and decreased by $7.4 million during the six months ended December 31, 2011 as compared to the six months ended December 25, 2010. The decrease relates to indemnification related legal fees and legal fees associated with the settlement of the derivative litigation during fiscal 2011.

Maxim will be relocating its headquarters from the current site in Sunnyvale, California to a purchased site in San Jose, California. During the three months ended December 25, 2010, the Company sold and leased back its current headquarter facilities and recognized a loss of $14.3 million in connection with this transaction. The Company received proceeds from this sale of $24.0 million Additionally, the Company purchased for $19.6 million its future headquarter facilities which is expected to be ready for occupancy in fiscal year 2012.

Provision for Income Taxes

In the three and six months ended December 31, 2011, the Company recorded an income tax provision of $28.8 million and $63.6 million respectively, compared to an income tax provision of $38.3 million and $96.2 million in the three and six months ended December 25, 2010, respectively.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and six months ended December 31, 2011 and December 25, 2010 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower rates.
In the first quarter of fiscal year 2012 the Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for the fiscal years 2009 and 2010. The Company believes that it has adequately provided for any adjustments that may result from the Internal Revenue Service audit, however, the outcome of tax audits cannot be predicted with certainty.

BACKLOG

At December 31, 2011, backlog was approximately $365.0 million. The Company's backlog at the end of the quarter ended September 24, 2011 was approximately $403.1 million. Our backlog is subject to revisions, cancellations and rescheduling and includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. These factors could have a material impact on the timing and extent of our revenues and is not indicative of revenue projections for subsequent fiscal quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial condition

Cash flows were as follows:

	Six Months Ended
	December 31, 2011	December 25, 2010
	(in thousands)
Net cash provided by operating activities	$370,129	$358,483
Net cash used in investing activities	(304,146)	(145,455)
Net cash used in financing activities	(287,364)	(241,196)
Net decrease in cash and cash equivalents	$(221,381)	$(28,168)

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the six months ended December 31, 2011 increased by approximately $11.6 million compared with the six months ended December 25, 2010. This is due to the payment of $173.0 million in the six months ended December 25, 2010 related to the litigation settlement. (For more information on contingencies, see Note 11 to the Condensed Consolidated Financial Statements in Item 1). This increase was offset by net decreases in other accrued liabilities, deferred taxes and deferred income on shipments to distributors of $61.2 million, $64.4 million, and $14.2 million, respectively.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities increased by $158.7 million for the six months ended December 31, 2011 compared with the six months ended December 25, 2010. The increase is primarily due to an increase of $93.2 million in cash used for acquisitions, an increase in purchases of available-for-sale securities of $25.1 million and an increase in purchases of property, plant and equipment of $20.1 million. In addition in our second quarter of 2010 we received $24.0 million from the sale of the Company's Sunnyvale headquarters.

Financing activities

Financing cash flows consist primarily of repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities increased by approximately $46.2 million for the six months ended December 31, 2011 compared with the six months ended December 25, 2010. The increase is primarily due to an increase in repurchases of common stock of $35.8 million and repayment of notes payables of $19.0 million, due to the repayment of a portion of the assumed SensorDynamics notes during the six months ended December 31, 2011.

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

Outstanding debt increased to $311 million as of December 31, 2011 as compared to $300 million at June 25, 2011, bearing weighted average interest rates of 3.44% and 3.49% for the six months ended December 31, 2011 and for the year ended June 25, 2011, respectively. The increase was driven by the debt assumed in the SensorDynamics acquisition.

Available borrowing resources
As of December 31, 2011, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under its 2010 Shelf Registration Statement.

On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company has agreed to pay the lenders a facility fee at a rate per annum that varies based on the Company's index debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's debt index rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1. As of December 31, 2011, the Company had not borrowed any amounts from this credit facility.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet the requirements of its business for the next twelve months, including its working capital requirements, its anticipated level of capital expenditures, dividend payments and common stock repurchases.

Off-Balance-Sheet Arrangements

As of December 31, 2011, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2011.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2011. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Internal Controls

A system of internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP and no control system, no matter how well designed and operated, can provide absolute assurance. The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect financial statement errors and misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended December 31, 2011:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Sep. 25, 2011 - Oct. 22, 2011	1,465	$24.06	1,465	$673,696
Oct. 23, 2011 - Nov. 19, 2011	710	26.08	710	655,180
Nov. 20, 2011 - Dec. 31, 2011	738	25.37	738	636,455
Total for the quarter	2,913	$24.88	2,913	$636,455

In August 2011, the Company's Board of Directors authorized the Company to repurchase up to $750 million of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were canceled and superseded by this authorization.

In the fiscal quarter ended December 31, 2011, the Company repurchased approximately 2.9 million shares of its common stock for approximately $72.5 million. As of December 31, 2011, the Company had remaining authorization to repurchase up to an additional $636.5 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: RESERVED

Not applicable.

ITEM 5: OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

On November 16, 2011, at the Annual Meeting of Stockholders of the Company, in a non-binding advisory vote of the Company's stockholders regarding the frequency of holding future advisory votes on executive compensation, the proposed frequency that received the highest number of votes was every "1 Year."  In light of this result and the other factors considered by the Company's Board of Directors in making its original recommendation to the stockholders, the Company's Board of Directors determined that the Company will hold a non-binding advisory vote on executive compensation every year until the next required vote on the frequency of the non-binding advisory vote on executive compensation or until the Company's Board of Directors determines that a different frequency for such non-binding advisory vote is in the Company's best interests.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011, (ii) Condensed Consolidated Balance Sheets at December 31, 2011 and June 25, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

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

January 27, 2012	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer