Form 10-Q
period 2012-03-31
MAXIM INTEGRATED PRODUCTS INC
filed 2012-04-27
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
YES [ ] NO [x]

As of April 20, 2012 there were 292,204,009 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	June 25, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$860,551	$962,541
Short-term investments	75,405	50,346
Total cash, cash equivalents and short-term investments	935,956	1,012,887
Accounts receivable, net	296,255	297,632
Inventories	220,153	237,928
Deferred tax assets	105,298	113,427
Other current assets	79,584	65,978
Total current assets	1,637,246	1,727,852
Property, plant and equipment, net	1,361,300	1,308,850
Intangible assets, net	222,354	204,263
Goodwill	423,073	265,125
Other assets	26,264	21,653
TOTAL ASSETS	$3,670,237	$3,527,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$132,906	$110,153
Income taxes payable	21,807	3,912
Accrued salary and related expenses	181,943	215,627
Accrued expenses	72,242	47,767
Deferred income on shipments to distributors	28,729	36,881
Total current liabilities	437,627	414,340
Long term debt	308,700	300,000
Income taxes payable	192,842	96,099
Deferred tax liabilities	205,727	183,715
Other liabilities	22,143	22,771
Total liabilities	1,167,039	1,016,925
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock and capital in excess of par value	9,125	296
Retained earnings	2,507,298	2,524,790
Accumulated other comprehensive loss	(13,225)	(14,268)
Total stockholders' equity	2,503,198	2,510,818
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,670,237	$3,527,743

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
	(in thousands, except per share data)

Net revenues	$571,212	$606,775	$1,798,573	$1,845,850
Cost of goods sold	235,782	234,125	719,710	706,711
Gross margin	335,430	372,650	1,078,863	1,139,139
Operating expenses:
Research and development	136,075	130,955	418,372	388,735
Selling, general and administrative	78,011	73,617	241,293	217,957
Intangible asset amortization	4,029	4,092	12,688	14,552
Impairment of long-lived asset	7,712	—	7,712	—
Severance and restructuring expenses	228	16	6,767	1,670
Other operating (income) expenses, net	(2,511)	(25)	(6,745)	21,108
Total operating expenses	223,544	208,655	680,087	644,022
Operating income	111,886	163,995	398,776	495,117
Interest and other expense, net	(230)	(1,570)	(1,956)	(9,346)
Income before provision for income taxes	111,656	162,425	396,820	485,771
Provision for income taxes	88,948	26,149	152,536	122,355
Income from continuing operations	22,708	136,276	244,284	363,416
Income from discontinued operations, net of tax	31,809	—	31,809	—
Net income	$54,517	$136,276	$276,093	$363,416

Earnings per share: basic
From continuing operations	$0.08	$0.46	$0.83	$1.22
From discontinued operations	0.11	—	0.11	—
Basic	$0.19	$0.46	$0.94	$1.22

Earnings per share: diluted
From continuing operations	$0.07	$0.45	$0.81	$1.20
From discontinued operations	0.11	—	0.11	—
Diluted	$0.18	$0.45	$0.92	$1.20

Shares used in the calculation of earnings per share:
Basic	292,276	296,511	292,829	297,090
Diluted	300,221	304,515	300,113	302,381

Dividends paid per share	$0.22	$0.21	$0.66	$0.63

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31, 2012	March 26, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$276,093	$363,416
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	68,977	72,889
Depreciation and amortization	157,542	155,046
Deferred taxes	29,535	119,600
In process research and development written-off	1,600	—
Tax shortfall related to stock-based compensation plans	1,804	27,735
Impairment of long-lived assets	7,712	—
Excess tax benefit related to stock-based compensation	(12,235)	(8,077)
(Gain) loss on sale of property, plant and equipment	(6,236)	14,743
Gain on sale of discontinued operations	(45,372)	—
Gain from sale of investments in privately-held companies	(1,811)	—
Changes in assets and liabilities:
Accounts receivable	1,944	36,297
Inventories	21,658	(26,461)
Other current assets	(11,123)	37,224
Accounts payable	13,713	3,875
Income taxes payable	114,638	(47,856)
Deferred income on shipments to distributors	(8,152)	9,792
Accrued liabilities - litigation settlement	—	(173,000)
All other accrued liabilities	(43,659)	29,957
Net cash provided by operating activities	566,628	615,180

Cash flows from investing activities:
Purchase of property, plant and equipment	(187,738)	(127,190)
Proceeds from sale of property, plant and equipment	15,483	25,329
Acquisitions	(166,287)	(73,107)
Proceeds from sale of discontinued operations	56,607	—
Purchases of available-for-sale securities	(25,108)	(49,787)
Purchases of privately-held companies	(1,980)	—
Proceeds from sale of investments in privately-held companies	3,225	—
Net cash used in investing activities	(305,798)	(224,755)

Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	12,235	8,077
Mortgage liability repayment	—	(3,237)
Repayment of notes payable	(20,406)	(1,422)
Net issuance of restricted stock units	(22,661)	(21,046)
Proceeds from stock options exercised	36,559	16,130
Issuance of employee stock purchase plan	14,906	12,556
Repurchase of common stock	(190,130)	(172,004)
Dividends paid	(193,323)	(187,068)
Net cash used in financing activities	(362,820)	(348,014)
Net (decrease) increase in cash and cash equivalents	(101,990)	42,411
Cash and cash equivalents:
Beginning of period	962,541	826,512
End of period	$860,551	$868,923
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$31,153	$(19,847)
Cash paid for interest	5,653	5,089
Noncash investing and financing activities:
Accounts payable related to property, plant and equipment purchases	$23,701	$11,511
See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 25, 2011.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2012 is a 53-week fiscal year. The extra week was included in our second fiscal quarter ended December 31, 2011.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08 relating to Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (ASU 2011-08). The ASU allows an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is more likely than not, an entity is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for Maxim in fiscal 2013 and earlier adoption is permitted.
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
NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	March 31, 2012	June 25, 2011
Accounts Receivables:	(in thousands)
Accounts receivable	$312,092	$315,329
Returns and allowances	(15,837)	(17,697)
	$296,255	$297,632

Inventories consist of:

	March 31, 2012	June 25, 2011
Inventories:	(in thousands)
Raw materials	$18,085	$18,419
Work-in-process	140,723	162,245
Finished goods	61,345	57,264
	$220,153	$237,928

Property, plant and equipment, net consist of:

	March 31, 2012	June 25, 2011
Property, plant and equipment:	(in thousands)
Land	$79,345	$86,257
Buildings and building improvements	331,700	313,642
Machinery and equipment	2,100,558	1,978,827
	2,511,603	2,378,726
Less: accumulated depreciation and amortization	(1,150,303)	(1,069,876)
	$1,361,300	$1,308,850

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

The Company's Level 3 liabilities consist of contingent consideration related to certain acquisitions. For details on inputs used in measuring fair value, please refer to Note 13: Acquisitions to the Condensed Consolidated Financial Statements.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2012				As of June 25, 2011
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$627,671	$—	$—	$627,671	$603,180	$—	$—	$603,180
Certificates of deposit (1)	—	6,179	—	6,179	—	3,457	—	3,457
Government agency securities (2)	—	75,405	—	75,405	—	50,346	—	50,346
Foreign currency forward contracts (3)	—	430	—	430	—	326	—	326
Total Assets	$627,671	$82,014	$—	$709,685	$603,180	$54,129	$—	$657,309

Liabilities
Foreign currency forward contracts (4)	$—	$291	$—	$291	$—	$309	$—	$309
Contingent Consideration (4)	—	—	18,324	18,324	—	—	8,800	8,800
Total Liabilities	$—	$291	$18,324	$18,615	$—	$309	$8,800	$9,109

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2012 and for the twelve months ended June 25, 2011:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	March 31, 2012	June 25, 2011
Contingent Consideration	(in thousands)
Beginning balance	$8,800	$—
Additions	11,354	8,800
Payments	(1,830)	—
Ending balance	$18,324	$8,800

Changes in unrealized gains or losses included in earnings related to liabilities still held as of period end	$—	$—

The valuation of contingent consideration was based on a probability weighted earnouts model which relied primarily on estimates of milestone achievements and discount rates applicable for the period expected payout. The most significant unobservable input used in the determination of estimated fair value of contingent consideration is the estimates on the likelihood of milestone achievements, which directly correlates to the fair value recognized in the Condensed Consolidated Balance Sheets. .

The fair value of this liability is estimated on a quarterly basis by Management using a collaborative effort of the Company's engineering and accounting departments. The determination of the milestone achievement is performed by the Company's engineering department and reviewed by the accounting department. Potential valuation adjustments are made as the progress toward achieving milestones becomes determinable with the impact of such adjustments being recorded through interest and other expense, net.

As of March 31, 2012 and June 25, 2011, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

Assets measured at fair value on a non-recurring basis were as follows:

As of March 31, 2012, long-lived assets held for sale with a carrying amount of $11.3 million were written down to their fair value, less cost to sell of $3.6 million, resulting in an impairment loss of $7.7 million, which was included in earnings for the period. The impairment charge was measured using level 3 inputs. The fair value of the equipment was determined mainly after consideration of quoted market prices of similar equipment adjusted for equipment specifications and condition in addition to the current market demand and size. Please refer to Note 15: Impairment of long-lived assets to the Condensed Consolidated Financial Statements.

As of June 25, 2011, none of the Company's assets and liabilities were measured at fair value on a non-recurring basis.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 31, 2012				June 25, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$74,994	$411	$—	$75,405	$49,826	$520	$—	$50,346
Total available-for-sale investments	$74,994	$411	$—	$75,405	$49,826	$520	$—	$50,346

In the nine months ended March 31, 2012 and the year ended June 25, 2011, Maxim did not recognize any impairment charges on short-term investments.
The government agency securities have maturity dates between February 26, 2013 and December 18, 2013.
Derivative instruments and hedging activities

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. Maxim incurs expenditures denominated in non-U.S. currencies, principally the Philippine Pesos and Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. Maxim is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. Maxim has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. Maxim does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter party to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under Accounting Standards Codification ("ASC") No. 815-Derivatives and Hedging, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings into the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in interest and other expense, net.

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

	As of March 31, 2012			As of June 25, 2011
	Gross Notional(1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$37,509	$430	$155	$35,629	$53	$287

Derivatives not designated as hedging instruments
Foreign exchange contracts	23,266	—	136	26,342	273	22
Total derivatives	$60,775	$430	$291	$61,971	$326	$309
(1) Represents the face amounts of contracts that were outstanding as of March 31, 2012 and June 25, 2011, as applicable.
Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments during the nine months ended March 31, 2012 and the year ended June 25, 2011.

	March 31, 2012	June 25, 2011
	(in thousands)
Beginning balance	$(234)	$(235)
Loss reclassified to income	870	514
Loss recorded in other comprehensive loss	(361)	(513)
Ending balance	$275	$(234)

Maxim expects to reclassify an estimated net accumulated other comprehensive gain of $0.2 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.
The before-tax effect of cash flow derivative instruments for the three and nine months ended March 31, 2012 and March 26, 2011 was as follows:

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
		Three Months Ended		Nine Months Ended
	Location	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net Revenues	$(52)	$(71)	$193	$(1,366)
Foreign exchange contracts	Cost of goods sold	44	(54)	171	539
Foreign exchange contracts	Operating Expense	(266)	—	(41)	—
Total cash flow hedges		$(274)	$(125)	$323	$(827)

The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012 and March 26, 2011 was as follows:

	Gain (Loss) Recognized in Income on Derivative Instrument
		Three Months Ended		Nine Months Ended
	Location	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
		(in thousands)
Foreign exchange contracts	Interest and other expense, net	$(199)	$(1,050)	$779	$(1,888)
Total		$(199)	$(1,050)	$779	$(1,888)

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

In United States Dollars	March 31, 2012	June 25, 2011
	(in thousands)
Euro	$(1,870)	$1,542
Japanese Yen	737	(5,156)
British Pound	(2,361)	(10,928)
Philippine Peso	13,799	17,140
Thai Baht	3,938	3,523
Total	$14,243	$6,121

Long-term debt
The following table summarizes the Company's long-term debt:

	March 31, 2012	June 25, 2011
	(in thousands)
3.45% fixed rate notes due June 2013	$300,000	$300,000
SensorDynamics Debt (Denominated in Euro)
Term fixed rate notes (2.0%-2.5%) due March 2013 to September 2015	6,120	—
Amortizing fixed rate notes (1.5%-2.75%) due up to June 2014	2,215	—
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 2014	2,310	—
Total	310,645	300,000
Less: Current portion (1)	(1,945)	—
Total long-term debt	$308,700	$300,000

(1) Current portion of long-term debt is included under accrued expenses in the Condensed Consolidated Balance Sheets.

On June 17, 2010, the Company completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured notes due on June 14, 2013, with an effective interest rate of 3.49%. Interest on the Notes is payable semi-annually in arrears on June 14 and December 14 of each year. The Notes are governed by base and supplemental indentures dated June 10, 2010 and June 17, 2010, respectively, between the Company and Wells Fargo Bank, National Association, as trustee.

In conjunction with the SensorDynamics acquisition as discussed in Note 13: Acquisitions to the Condensed Consolidated Financial Statements, Maxim acquired certain fixed and floating rate notes as detailed in the table above.

The Company accounts for the Notes based on their amortized cost. The discount and expenses are being amortized to Interest and other expense, net over the life of the Notes. Interest expense associated with the Notes was $3.0 million and $2.8 million during the three months ended March 31, 2012 and March 26, 2011, respectively. Interest expense associated with the Notes was $10.1 million and $8.4 million during the nine months ended March 31, 2012 and March 26, 2011, respectively. The interest expense is recorded in Interest and other expense, net in the Condensed Consolidated Statements of Income.

The estimated fair value of Maxim's debt was approximately $319 million at March 31, 2012. The estimated fair value of the debt is based primarily on quoted market prices.

As of March 31, 2012, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under its 2010 Shelf Registration Statement.

Credit Facility

On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company agreed to pay the lenders a facility fee at a rate per annum that varies based on the Company's index debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's debt index rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of March 31, 2012, the Company had not borrowed any amounts from this credit facility.

Other Financial Instruments
For the balance of Maxim's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012 and March 26, 2011:

Stock-based compensation expense by type of award

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
	(in thousands)
Stock options	$4,048	$4,023	$12,757	$16,053
Restricted stock units	15,492	15,030	49,524	50,573
Employee stock purchase plan	2,498	2,175	6,696	6,263
Pre-tax stock-based compensation expense	22,038	21,228	68,977	72,889
Less: income tax effect	4,061	5,039	15,329	19,332
Net stock-based compensation expense	$17,977	$16,189	$53,648	$53,557

The following table shows pre-tax stock-based compensation expense by income statement classification:

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
	(in thousands)
Cost of goods sold	$3,099	$3,336	$10,048	$10,979
Research and development	11,547	11,743	37,717	41,764
Selling, general and administrative	7,392	6,149	21,212	20,146
	$22,038	$21,228	$68,977	$72,889

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

Expected volatilities are based on the historical volatilities from the Company's traded common stock over a period equal to the expected term. The Company is utilizing the simplified method to estimate expected holding periods. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

The fair value of share-based awards granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Option Plan
	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Expected holding period (in years)	4.8	5.0	5.1	5.2
Risk-free interest rate	0.8%	2.1%	1.3%	1.7%
Expected stock price volatility	38.6%	36.4%	36.8%	36.9%
Dividend yield	3.5%	3.9%	3.2%	4.3%

	ESPP
	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected stock price volatility	32.2%	31.4%	32.2%	31.4%
Dividend yield	3.8%	4.9%	3.8%	4.9%

The weighted-average fair value of stock options granted was $6.53 and $6.25 per share for the three months ended March 31, 2012 and March 26, 2011, respectively. The weighted-average fair value of RSUs granted was $25.38 and $24.39 per share for the three months ended March 31, 2012 and March 26, 2011, respectively.
The weighted-average fair value of stock options granted was $5.85 and $3.85 per share for the nine months ended March 31, 2012 and March 26, 2011, respectively. The weighted-average fair value of RSUs granted was $20.46 and $15.60 per share for the nine months ended March 31, 2012 and March 26, 2011, respectively.

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 31, 2012 and their activity for the nine months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2011	28,332,486	$25.62
Options Granted	3,103,962	22.76
Options Exercised	(1,982,156)	17.08
Options Cancelled	(3,254,938)	32.76
Balance at March 31, 2012	26,199,354	$25.04	3.6	$175,393,636
Exercisable, March 31, 2012	14,658,695	$30.45	2.4	$55,870,398
Vested and expected to vest, March 31, 2012	24,757,954	$25.36	3.5	$162,536,417

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on March 30, 2012, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 31, 2012.

As of March 31, 2012, there was $36.4 million of total unrecognized stock compensation cost related to 11.5 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of March 31, 2012 and their activity during the nine months ended March 31, 2012:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2011	10,000,738
Restricted stock units granted	3,403,624
Restricted stock units released	(2,616,786)
Restricted stock units cancelled	(999,655)
Balance at March 31, 2012	9,787,921	2.6	$278,302,475
Vested and expected to vest, March 31, 2012	8,646,051	2.6	$246,498,922

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on March 30, 2012, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 31, 2012.

The Company withheld shares totaling $7.7 million and $22.7 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the three and nine months ended March 31, 2012, respectively. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 31, 2012, there was $128.2 million of unrecognized compensation expense related to 9.8 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Employee Stock Purchase Plan

As of March 31, 2012, there was $4.6 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Income from continuing operations	$22,708	$136,276	$244,284	$363,416
Income from discontinued operations	31,809	—	31,809	—
Net income	$54,517	$136,276	$276,093	$363,416

Denominator for basic earnings per share	292,276	296,511	292,829	297,090
Effect of dilutive securities:
Stock options, ESPP and RSUs	7,945	8,004	7,284	5,291
Denominator for diluted earnings per share	300,221	304,515	300,113	302,381

Earnings per share-basic
From continuing operations	$0.08	$0.46	$0.83	$1.22
From discontinued operations	0.11	—	0.11	—
Basic	$0.19	$0.46	$0.94	$1.22

Earnings per share-diluted
From continuing operations	$0.07	$0.45	$0.81	$1.20
From discontinued operations	0.11	—	0.11	—
Diluted	$0.18	$0.45	$0.92	$1.20
Approximately 12.2 million and 14.4 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2012 and March 26, 2011, respectively. Approximately 14.1 million and 17.8 million stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2012 and March 26, 2011, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
	(in thousands)
United States	$69,273	$88,998	$220,714	$269,540
China	254,414	220,805	791,240	681,249
Japan	31,002	41,503	105,236	123,957
Korea	39,958	64,620	147,397	216,994
Rest of Asia	85,116	72,720	253,748	208,440
Europe	75,933	100,381	230,566	284,890
Rest of World	15,516	17,748	49,672	60,780
	$571,212	$606,775	$1,798,573	$1,845,850

Net long-lived assets by geographic region were as follows:

	March 31, 2012	June 25, 2011
	(in thousands)
United States	$1,027,273	$972,380
Philippines	204,636	204,581
Thailand	101,833	120,838
Rest of World	27,558	11,051
	$1,361,300	$1,308,850

NOTE 9: COMPREHENSIVE INCOME

The changes in the components of Other Comprehensive Income, net of taxes, were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
	(in thousands)
Net income, as reported	$54,517	$136,276	$276,093	$363,416
Change in unrealized gains (losses) on investments, net of tax (expenses) benefits of $(6), $(50), $40, and $(50), respectively	11	87	(69)	87
Change in unrealized gains (losses) on forward exchange contracts, net of tax (expenses) benefits of ($333), ($151), ($187), and ($176), respectively	581	263	325	306
Deferred tax on unrealized exchange gains (losses) on long-term intercompany receivables	(1,073)	156	416	(2,722)
Actuarial gains (losses) on post-retirement benefits, net of tax (expenses) benefits of $155, $(33), $85, and $(99), respectively	250	58	371	174
Total comprehensive income	$54,286	$136,840	$277,136	$361,261

The components of Accumulated Other Comprehensive Loss, were as follows:

	March 31, 2012	June 25, 2011
	(in thousands)
Deferred tax on unrealized exchange gains on long-term intercompany receivables	$(7,665)	$(8,081)
Unrealized components of post-retirement benefits	(4,470)	(4,841)
Cumulative translation adjustment	(1,527)	(1,527)
Net unrealized gain (loss) on cash flow hedges	175	(150)
Net unrealized gain (loss) on available-for-sale securities	262	331
Accumulated Other Comprehensive Loss	$(13,225)	$(14,268)

NOTE 10: INCOME TAXES

In the three and nine months ended March 31, 2012, the Company recorded an income tax provision of $88.9 million and $152.5 million, respectively, compared to an income tax provision of $26.1 million and $122.4 million in the three and nine months ended March 26, 2011, respectively.  In addition, in the three and nine months ended March 31, 2012 the Company recorded income tax of $13.6 million related to discontinued operations that was netted against income from discontinued operations.

The Company's federal corporate income tax returns for fiscal years 2009 and 2010 are being audited by the U.S. Internal Revenue Service. In the fourth quarter of fiscal 2012 the Internal Revenue Service will commence an audit of Company's federal corporate income tax return for the fiscal 2011. The Company believes it has adequately provided for any adjustments that may result from these audits.

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

Legal Fees Associated with Indemnification Obligations, Defense and Other Related Costs

Pursuant to the Company's charter documents, the Company has certain indemnification obligations to its officers and directors and certain former officers and directors. The Company also has separate written indemnification agreements with our current and former executive officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company subject to civil charges by the SEC in connection with Maxim's historical stock option granting practices. The Company expenses such amounts as incurred.

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

During the nine months ended March 31, 2012, the Company repurchased approximately 7.8 million shares of its common stock for $190.1 million. As of March 31, 2012, the Company had remaining authorization to repurchase up to an additional $607.5 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

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

Pro forma results of operations for these acquisitions have not been presented because they are not material to Maxim's condensed consolidated results of income, either individually or in the aggregate. Revenue and earnings per share for the acquired businesses since the date of acquisition through March 31, 2012 were not provided as they are not material. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not expected to be deductible for tax purposes. Acquisition costs for fiscal 2012 were not material.

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
(1) Includes $11.4 million of contingent consideration relating to the other acquisitions discussed further below.

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

OTHER ACQUISITIONS

The Company acquired three other companies during fiscal 2012, the biggest of which is a company that develops low power high performance analog circuits. The total cash consideration associated with the acquisition was approximately $41.3 million. Maxim also recorded $11.4 million, representing the fair value of contingent consideration that would be payable in the future should certain specified project milestones be met. Total contingent consideration that could be paid out under the agreement amounts to $16.0 million. The contingent consideration was calculated based on probabilities that were developed regarding the likelihood that the product development milestones would be met and when the contingent payments would occur. Based on these factors, a probability weighted earnout amount was calculated and discounted (at the cost of debt) to present.

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
(1) Includes $8.8 million of contingent consideration relating to one of the other acquisitions discussed further below

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

PHYWORKS

On September 7, 2010, the Company acquired Phyworks Limited, a developer of high-speed communications integrated circuits. The Company expects that none of the goodwill associated with the acquisition will be deductible for tax purposes. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations.

OTHER ACQUISITIONS

During fiscal 2011, the Company completed two other acquisitions, the biggest of which is a developer of highly integrated, analog, mixed-signal solutions, as well as design methods and flows for analog system-on-a-chip (SoCs). The total cash consideration associated with the acquisition was $8.2 million. The acquired assets included cash of $0.4 million. Maxim also recorded $8.8 million, representing the fair value of contingent consideration that would be payable in the future should certain specified project milestones be met. Total contingent consideration that could be paid out under the agreement amounts to $12.5 million. As of March 31, 2012, Maxim has paid $1.8 million relating to contingent consideration.

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

Activity and goodwill balances for the nine months ended March 31, 2012 were as follows:

Goodwill
(in thousands)
Balance at June 25, 2011	$265,125
Acquisitions	160,299
Divestitures	(9,728)
Adjustments	7,377
Balance at March 31, 2012	$423,073

In the first nine months of fiscal 2012, the Company adjusted the carrying values of certain acquired assets and liabilities primarily related to fiscal 2011 and 2012 acquisitions IPR&D, intangibles and taxes related balances.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	3-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	March 31, 2012			June 25, 2011
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$226,412	$92,907	$133,505	$195,912	$64,996	$130,916
Customer relationships	95,230	35,853	59,377	88,630	24,915	63,715
Backlog	6,400	6,400	—	6,400	5,687	713
Tradename	2,100	1,408	692	1,700	981	719
Total amortizable purchased intangible assets	330,142	136,568	193,574	292,642	96,579	196,063
IPR&D	28,780	—	28,780	8,200	—	8,200
Total purchased intangible assets	$358,922	$136,568	$222,354	$300,842	$96,579	$204,263

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
	(in thousands)
Cost of goods sold	$9,787	$7,919	$27,301	$22,187
Intangible asset amortization	4,029	4,092	12,688	14,552
Total intangible asset amortization expenses	$13,816	$12,011	$39,989	$36,739
The following table represents the estimated future amortization expense of intangible assets as of March 31, 2012:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2012	$13,441
2013	51,899
2014	40,995
2015	39,952
2016	27,661
2017	17,983
Thereafter	1,643
Total	$193,574

NOTE 15: IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of fiscal 2012, the Company identified certain assets as excess primarily attributable to changes in certain manufacturing technology. These assets included fabrication used tools and certain end of line manufacturing equipment. In connection with these circumstances, the Company recorded a charge for the write down of equipment to its estimated fair value. The total charge of $7.7 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of the recoverability of the related manufacturing assets in accordance with ASC 360-Property, Plant, and Equipment. The fair value of the equipment was determined mainly after consideration of quoted market prices of similar equipment adjusted for equipment specifications and condition in addition to the current market demand and size.

The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included the lower of fair value less cost to sell and net book value of $6.8 million in other assets in the Condensed Consolidated Balance Sheet as of March 31, 2012.

NOTE 16: DISCONTINUTED OPERATIONS

In January 2012, the Company sold its clock synchronization business for a total sale price of approximately $44.0 million. No further proceeds from the sale are expected. The Clocks business formed part of the Company's Comm Timing operating segment.

In February 2012, the Company also sold certain future technologies, including die types that will result in future products, in the storage area. The total sale price for this transaction was approximately $15.0 million. No further proceeds from the sale are expected. The technologies and die types sold formed part of the Company's Storage operating segment.

As a result of these two transactions, the Company recognized a gain on sale of discontinued operations of $31.8 million, net of income taxes. This gain reflects cash received, less transaction costs and the net carrying value of assets and liabilities transferred. The Company has not disclosed and included in discontinued operations the impact of historical revenue, pre- or post- tax profit or loss related to discontinued operations for any of the prior periods presented as the impact was immaterial to the Company's condensed consolidated financial statements.

Selected financial information related to discontinued operations follows:

March 31, 2012
(in thousands)
Gain on sale of discontinued operations	$45,372
Income tax expense	(13,563)
Gain on discontinued operations, net of tax	$31,809

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

There have been no material changes during the nine months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 25, 2011.

The impact of inflation and changing prices on the Company's net revenues and on operating income during the nine months ended March 31, 2012 and March 26, 2011 was not material.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	41.3%	38.6%	40.0%	38.3%
Gross margin	58.7%	61.4%	60.0%	61.7%
Operating expenses:
Research and development	23.8%	21.6%	23.3%	21.1%
Selling, general and administrative	13.7%	12.1%	13.4%	11.8%
Intangible asset amortization	0.7%	0.7%	0.7%	0.8%
Impairment of long-lived assets	1.4%	—%	0.4%	—%
Severance and restructuring expenses	—%	—%	0.4%	0.1%
Other operating (income) expenses, net	(0.4)%	—%	(0.4)%	1.1%
Total operating expenses	39.2%	34.4%	37.8%	34.9%
Operating income	19.5%	27.0%	22.2%	26.8%
Interest and other expense, net	—%	(0.3)%	(0.1)%	(0.5)%
Income before provision for income taxes	19.5%	26.7%	22.1%	26.3%
Provision for income taxes	15.6%	4.3%	8.5%	6.6%
Income from continuing operations	3.9%	22.4%	13.6%	19.7%
Income from discontinued operations, net of tax	5.6%	—%	1.8%	—%
Net income	9.5%	22.4%	15.4%	19.7%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011

Cost of goods sold	0.5%	0.6%	0.6%	0.6%
Research and development	2.0%	1.9%	2.0%	2.3%
Selling, general and administrative	1.3%	1.0%	1.2%	1.1%
	3.8%	3.5%	3.8%	4.0%

Net Revenues

Net revenues were $571.2 million and $606.8 million for the three months ended March 31, 2012 and March 26, 2011, respectively, a decrease of 5.9%. Net revenues for the nine months ended March 31, 2012 and March 26, 2011, were $1,798.6 million and $1,845.9 million, respectively, a decrease of 2.6%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments decreased during the three and nine months ended March 31, 2012 as compared to the three and nine months ended March 26, 2011 due to reduced demand for our products in the communications, computing and industrial markets.

During the three and nine months ended March 31, 2012 and March 26, 2011, approximately 88% and 85% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S.
dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended March 31, 2012 and March 26, 2011 was immaterial.

Gross Margin

Our gross margin percentage was 58.7% and 61.4% for the three months ended March 31, 2012 and March 26, 2011, respectively. The gross margin decreased primarily due to factory "under absorption" of fixed overhead costs partially offset by lower freight costs.

Our gross margin percentage was 60.0% and 61.7% for the nine months ended March 31, 2012 and March 26, 2011, respectively. The gross margin decreased primarily due to factory "under absorption" of fixed overhead costs partially offset by lower freight costs.

Research and Development

Research and development expenses were $136.1 million and $131.0 million for the three months ended March 31, 2012 and March 26, 2011, respectively, which represented 23.8% and 21.6% of net revenues, respectively. The $5.1 million increase in research and development expenses was primarily attributable to an increase in salaries and related expenses resulting from annual salary adjustments and an increase in repairs and maintenance expenses.

Research and development expenses were $418.4 million and $388.7 million for the nine months ended March 31, 2012 and March 26, 2011, respectively, which represented 23.3% and 21.1% of net revenues, respectively. The $29.6 million increase in research and development expenses was primarily attributable to an increase in salaries and fringe expenses of $20.2 million resulting from annual salary adjustments and increased headcount. In addition, mask expenses and repairs and maintenance expenses also increased.

Selling, General and Administrative

Selling, general and administrative expenses were $78.0 million and $73.6 million for the three months ended March 31, 2012 and March 26, 2011, respectively, which represented 13.7% and 12.1% of net revenues, respectively. The $4.4 million increase was primarily attributable to an increase in salaries and related expenses resulting from annual salary adjustments and increased headcount.In addition, legal expenses also increased.

Selling, general and administrative expenses were $241.3 million and $218.0 million for the nine months ended March 31, 2012 and March 26, 2011, respectively, which represented 13.4% and 11.8% of net revenues, respectively. The $23.3 million increase was primarily attributable to an increase in salaries and related benefits of $11.0 million resulting from annual salary adjustments and increased headcount. In addition, legal expense increased.

Impairment of Long-lived Assets

Impairment of long lived assets was $7.7 million in the three and nine months ended March 31, 2012. The impairment is primarily due to write-downs of certain assets identified as excess, including wafer fabrication and certain end of line manufacturing equipment.  In connection with this, the Company recorded a charge for the write-down of equipment to its estimated fair value less estimated cost to sell.

Other operating (income) expenses, net

Other operating (income) expenses, net were $(2.5) million and $0 million during the three months ended March 31, 2012 and March 26, 2011, respectively. The net gain is attributed to the gain of $6.5 million from sale of one of our facilities. This was partially offset by an expense incurred for a legal settlement of $2.2 million and $1.6 million of IPR&D written-off.

Other operating (income) expenses, net were $(6.7) million and $21.1 million during the nine months ended March 31, 2012 and March 26, 2011, respectively. The net gain is attributed to the gain of $6.5 million from sale of one of our facilities in the third quarter of fiscal 2012, the loss of $14.3 million incurred in the second quarter of fiscal 2011 on the sale of the Sunnyvale headquarters and a decrease in indemnification related legal fees of $5.1 million.

Interest and Other Expense, Net

Interest and other expense, net was $0.2 million and $1.6 million for the three months ended March 31, 2012 and March 26, 2011, respectively. This net decrease in expense was primarily driven by increased gains on derivatives of $0.8 million and an increase in interest income of $0.7 million.

Interest and other expense, net was $2.0 million and $9.3 million for the nine months ended March 31, 2012 and March 26, 2011, respectively. This net decrease in expense was primarily driven by increased gains on derivatives of $2.4 million, foreign currency translation gains of $2.4 million, gain on sale of equity investment of $1.8 million in the second quarter of fiscal 2012 and an increase in interest income of $0.8 million.

Provision for Income Taxes

In the three and nine months ended March 31, 2012, the Company recorded an income tax provision of $88.9 million and $152.5 million, respectively, compared to an income tax provision of $26.1 million and $122.4 million in the three and nine months ended March 26, 2011, respectively. In addition, in the three and nine months ended March 31, 2012 the Company recorded income tax of $13.6 million related to discontinued operations that was netted against income from discontinued operations.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and nine months ended March 31, 2012 was higher than the amount computed by applying the statutory tax rate primarily because of $56.0 million of one-time tax charges for additional prior year research and development expenses of a foreign subsidiary for which no tax benefit is available.
The Company's income tax provision for the three and nine months ended March 26, 2011 was lower than the amount computed by applying the statutory tax rate primarily because of a $37.3 million benefit for the release of unrecognized tax benefits, including related interest, and earnings of foreign subsidiaries taxed at lower tax rates, partially offset by $8.0 million relating to fiscal year 2010 adjustments for differences between our finalized tax return and the tax provision originally recorded.

The Company's federal corporate income tax returns for fiscal years 2009 and 2010 are being audited by the U.S. Internal Revenue Service. In the fourth quarter of fiscal 2012 the Internal Revenue Service will commence an audit of Company's federal corporate income tax return for the fiscal 2011.  The Company believes it has adequately provided for any adjustments that may result from these audits.

Discontinued operations

In the third quarter of fiscal 2012, the Company sold its clock synchronization business for a total sale price of approximately $44.0 million. The Company also sold certain future technologies, including die types that will result in future products, in the storage area. The total sale price for this transaction was approximately $15.0 million. As a result of these two transactions, the Company recognized a gain on sale of discontinued operations of $31.8 million, net of income taxes.

BACKLOG

At March 31, 2012, backlog was approximately $388.2 million. The Company's backlog at the end of the quarter ended December 31, 2011 was approximately $365.0 million. Our backlog is subject to revisions, cancellations and rescheduling and includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. These factors could have a material impact on the timing and extent of our revenues and is not indicative of revenue projections for subsequent fiscal quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial condition

Cash flows were as follows:

	Nine Months Ended
	March 31, 2012	March 26, 2011
	(in thousands)
Net cash provided by operating activities	$566,628	$615,180
Net cash used in investing activities	(305,798)	(224,755)
Net cash used in financing activities	(362,820)	(348,014)
Net (decrease) increase in cash and cash equivalents	$(101,990)	$42,411

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the nine months ended March 31, 2012 decreased by approximately $48.6 million compared with the nine months ended March 26, 2011. This is due to lower net income offset by non-cash charges of $267.7 million and net decreases in other accrued liabilities, other current assets and account receivable of $156.5 million, respectively. These decreases were offset by the payment of $173.0 million in the nine months ended March 26, 2011 related to the litigation settlement referred to in Note 11: Commitments and Contingencies to the Condensed Consolidated Financial Statements, and an increase in income tax payable of $162.5 million.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities, acquisitions and divestitures.

Cash used in investing activities increased by $81.0 million for the nine months ended March 31, 2012 compared with the nine months ended March 26, 2011. The increase is primarily due to an increase of $93.2 million in cash used for acquisitions, and an increase in purchases of property, plant and equipment of $60.5 million. These increases were offset by net proceeds from discontinued operations of $56.6 million and lower volume of available-for-sale investments purchases by $24.7 million for the nine months ended March 31, 2012 compared with the nine months ended March 26, 2011.

Financing activities

Financing cash flows consist primarily of repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities increased by approximately $14.8 million for the nine months ended March 31, 2012 compared with the nine months ended March 26, 2011. The increase is primarily due to an increase in repurchases of common stock of $18.1 million and repayment of notes payables of $19.0 million, due to the repayment of a portion of the assumed SensorDynamics notes during the nine months ended March 31, 2012. These increases were offset by $20.4 million of proceeds received on exercise of stock options.

Liquidity and Capital Resources
Debt Levels
On June 17, 2010, we completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes (the "Notes") due on June 14, 2013. In addition, on July 18, 2011, we acquired certain fixed and floating rate notes in conjunction with our acquisition of SensorDynamics. (Please refer to Note 5: Financial Instruments to the Condensed Consolidated Financial Statements).

Outstanding debt increased to $311 million as of March 31, 2012 as compared to $300 million at June 25, 2011, bearing weighted average interest rates of 3.44% and 3.49% for the nine months ended March 31, 2012 and for the year ended June 25, 2011, respectively. The increase was driven by the debt assumed in the SensorDynamics acquisition.

Available borrowing resources
As of March 31, 2012, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under its 2010 Shelf Registration Statement.

On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company has agreed to pay the lenders a facility fee at a rate per annum that varies based on the Company's index debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of March 31, 2012, the Company had not borrowed any amounts from this credit facility.

The Company anticipates that the available funds and cash generated from operations will be sufficient to meet the requirements of its business for the next twelve months, including its working capital requirements, its anticipated levels of capital expenditures, dividend payments and common stock repurchases.

Off-Balance-Sheet Arrangements

As of March 31, 2012, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2011.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2012. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the nine months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended March 31, 2012:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2012 - Jan. 28, 2012	306	$26.50	306	$628,345
Jan. 29, 2012 - Feb. 25, 2012	298	27.46	298	620,175
Feb. 26, 2012 - Mar. 31, 2012	448	28.32	448	607,486
Total for the quarter	1,052	$27.55	1,052	$607,486

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

In the fiscal quarter ended March 31, 2012, the Company repurchased approximately 1.1 million shares of its common stock for approximately $29.0 million. As of March 31, 2012, the Company had remaining authorization to repurchase up to an additional $607.5 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

(a) Exhibits

10.43	The Company's 2008 Employee Stock Purchase Plan, as amended(A)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(A) Management contract or compensatory plan or arrangement

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012, (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and June 25, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

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

April 27, 2012	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer