Form 10-Q
period 2012-09-29
MAXIM INTEGRATED PRODUCTS INC
filed 2012-10-26
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 1-34192
MAXIM INTEGRATED PRODUCTS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2896096 (I.R.S. Employer I. D. No.)

160 Rio Robles
San Jose, California 95134
(Address of Principal Executive Offices including Zip Code)

(408) 601-1000
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
YES [ ] NO [x]

As of October 19, 2012 there were 291,584,856 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2012	June 30, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$849,850	$881,060
Short-term investments	75,283	75,326
Total cash, cash equivalents and short-term investments	925,133	956,386
Accounts receivable, net	316,538	317,461
Inventories	258,689	242,162
Deferred tax assets	71,561	98,180
Other current assets	94,875	85,177
Total current assets	1,666,796	1,699,366
Property, plant and equipment, net	1,359,882	1,353,606
Intangible assets, net	195,410	208,913
Goodwill	422,083	423,073
Other assets	60,403	52,988
TOTAL ASSETS	$3,704,574	$3,737,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$127,306	$147,086
Income taxes payable	19,437	22,589
Accrued salary and related expenses	132,847	191,846
Accrued expenses	72,510	64,092
Current portion of long-term debt	303,272	303,496
Deferred income on shipments to distributors	27,025	26,280
Total current liabilities	682,397	755,389
Long-term debt	5,592	5,592
Income taxes payable	226,001	212,389
Deferred tax liabilities	195,893	198,502
Other liabilities	26,254	27,797
Total liabilities	1,136,137	1,199,669
Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock and capital in excess of par value	292	293
Retained earnings	2,583,060	2,553,418
Accumulated other comprehensive loss	(14,915)	(15,434)
Total stockholders' equity	2,568,437	2,538,277
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,704,574	$3,737,946

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 29, 2012	September 24, 2011
	(in thousands, except per share data)

Net revenues	$623,075	$636,002
Cost of goods sold	237,384	240,529
Gross margin	385,691	395,473
Operating expenses:
Research and development	132,930	140,213
Selling, general and administrative	80,187	82,456
Intangible asset amortization	4,049	4,321
Impairment of long-lived assets	2,707	—
Severance and restructuring expenses	—	492
Other operating expenses (income), net	415	(4,389)
Total operating expenses	220,288	223,093
Operating income	165,403	172,380
Interest and other income (expense), net	(5,742)	(4,100)
Income before provision for income taxes	159,661	168,280
Provision for income taxes	31,773	34,834
Net income	$127,888	$133,446

Earnings per share:
Basic	$0.44	$0.45
Diluted	$0.43	$0.44

Shares used in the calculation of earnings per share:
Basic	292,213	294,475
Diluted	298,782	301,076

Dividends paid per share	$0.24	$0.22

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 29, 2012	September 24, 2011
	(in thousands)
Net income	$127,888	$133,446
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $20 and $26, respectively	(35)	(47)
Unrealized gains (losses) on cash flow hedges, net of tax benefit (expense) of $(335) and $186, respectively	585	(325)
Tax effect of the unrealized exchange gain (loss) on long-term intercompany receivables	(1,082)	243
Unrealized gains (losses) on post-retirement benefits, net of tax benefit (expense) of $(99) and $(35), respectively	1,051	62
Other comprehensive income (loss)	519	(67)
Total comprehensive income	$128,407	$133,379

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 29, 2012	September 24, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$127,888	$133,446
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,497	23,465
Depreciation and amortization	53,674	52,071
Deferred taxes	22,772	39,845
Tax benefit (shortfall) related to stock-based compensation	1,335	1,428
Impairment of long lived assets	2,707	—
Excess tax benefit from stock-based compensation	(5,219)	(2,821)
Loss (gain) from sale of property, plant and equipment	(51)	127
Changes in assets and liabilities:
Accounts receivable	923	(30,790)
Inventories	(16,015)	(9,799)
Other current assets	(7,839)	(11,840)
Accounts payable	(26,466)	4,882
Income taxes payable	10,461	3,698
Deferred income on shipments to distributors	745	(2,301)
All other accrued liabilities	(50,667)	(80,602)
Net cash provided by operating activities	136,745	120,809

Cash flows from investing activities:
Purchase of property, plant and equipment	(50,703)	(49,324)
Proceeds from sale of property, plant and equipment	344	—
Acquisitions	—	(154,269)
Net cash used in investing activities	(50,359)	(203,593)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	5,219	2,821
Repayment of notes payable	(224)	(16,217)
Net issuance of restricted stock units	(7,107)	(7,016)
Proceeds from stock options exercised	19,864	4,151
Repurchase of common stock	(65,149)	(88,674)
Dividends paid	(70,199)	(64,781)
Net cash used in financing activities	(117,596)	(169,716)
Net increase (decrease) in cash and cash equivalents	(31,210)	(252,500)
Cash and cash equivalents:
Beginning of period	881,060	962,541
End of period	$849,850	$710,041
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$5,602	$1,033
Cash paid for interest	$98	$239
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$32,765	$26,422

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim Integrated") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 29, 2012 are not necessarily indicative of the results to be expected for the entire year. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2013 is a 52-week fiscal year, fiscal year 2012 was a 53-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal year 2013, the Company adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The adoption of these amended standards impacted the presentation of other comprehensive income, as the Company elected to present two separate but consecutive statements, but did not impact our financial position or results of operations.
NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	September 29, 2012	June 30, 2012
Accounts Receivables:	(in thousands)
Accounts receivable	$329,713	$329,990
Returns and allowances	(13,175)	(12,529)
	$316,538	$317,461

Inventories consist of:

	September 29, 2012	June 30, 2012
Inventories:	(in thousands)
Raw materials	$14,108	$11,922
Work-in-process	160,442	149,603
Finished goods	84,139	80,637
	$258,689	$242,162

Property, plant and equipment, net consist of:

	September 29, 2012	June 30, 2012
Property, plant and equipment:	(in thousands)
Land	$62,093	$65,007
Buildings and building improvements	351,847	348,727
Machinery and equipment	2,142,734	2,105,905
	2,556,674	2,519,639
Less: accumulated depreciation and amortization	(1,196,792)	(1,166,033)
	$1,359,882	$1,353,606

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 liabilities consist of contingent consideration related to certain acquisitions and assets classified as held for sale.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 29, 2012				As of June 30, 2012
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$417,569	$—	$—	$417,569	$602,462	$—	$—	$602,462
Certificates of deposit (1)	—	6,185	—	6,185	—	6,182	—	6,182
Government agency securities (2)	—	75,283	—	75,283	—	75,326	—	75,326
Foreign currency forward contracts (3)	—	1,007	—	1,007	—	642	—	642
Total Assets	$417,569	$82,475	$—	$500,044	$602,462	$82,150	$—	$684,612

Liabilities
Foreign currency forward contracts (4)	$—	$273	$—	$273	$—	$507	$—	$507
Contingent Consideration (4)	—	—	18,409	18,409	—	—	17,737	17,737
Total Liabilities	$—	$273	$18,409	$18,682	$—	$507	$17,737	$18,244

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 29, 2012 and for the year ended June 30, 2012:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	September 29, 2012	June 30, 2012
Contingent Consideration	(in thousands)
Beginning balance	$17,737	$8,800
Total gains or losses (realized and unrealized):
Included in earnings	672	1,670
Additions	—	11,354
Payments	—	(4,087)
Ending balance	$18,409	$17,737

Changes in unrealized gains or losses included in earnings related to liabilities still held as of period end	$672	$1,670

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

The fair value of this liability is estimated quarterly by management based on inputs received from the Company's engineering and finance personnel. The determination of the milestone achievement is performed by the Company's engineering department and reviewed by the accounting department. Potential valuation adjustments are made as the progress toward achieving milestones becomes determinable, with the impact of such adjustments being recorded through Other operating expenses (income), net.

During the three months ended September 29, 2012 and the year ended June 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Assets measured at fair value on a non-recurring basis were as follows:

As of September 29, 2012, long-lived assets held for sale were written down to their fair value, less cost to sell of $3.9 million, resulting in an impairment loss of $2.7 million, which was included in earnings for the period. The impairment charge was measured using Level 3 inputs. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets fair values. The fair value of the land and buildings was determined mainly after consideration of evidence such as comparable property listings, recent sales, and offers received. Please refer to Note 15: "Impairment of long-lived assets" of these Notes to Condensed Consolidated Financial Statements.

As of June 30, 2012, long-lived assets held for sale were written down to their fair value, less cost to sell of $19.7 million, resulting in an impairment loss of $22.4 million, which was included in earnings for the period. The impairment charge was measured using Level 3 inputs. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets fair values. The fair value of the land and buildings was determined mainly after consideration of evidence such as appraisals and offers received. Please refer to Note 15: "Impairment of long-lived assets" of these Notes to Condensed Consolidated Financial Statements.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments

Fair values were as follows:

	September 29, 2012				June 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$75,021	$262	$—	$75,283	$75,007	$319	$—	$75,326
Total available-for-sale investments	$75,021	$262	$—	$75,283	$75,007	$319	$—	$75,326

In the three months ended September 29, 2012 and the year ended June 30, 2012, Maxim Integrated did not recognize any impairment charges on short-term investments.
The government agency securities have maturity dates between February 26, 2013 and December 18, 2013.
Derivative instruments and hedging activities

Foreign Currency Risk

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. Maxim Integrated incurs expenditures denominated in non-U.S. currencies, principally the Philippine Peso and Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. Maxim Integrated is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. Maxim Integrated has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. Maxim Integrated does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

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

For derivative instruments that are not designated as hedging instruments under ASC No. 815, gains and losses are recognized in interest and other income (expense), net. All derivatives are foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives largely offset the changes in the fair value of the assets or liabilities being hedged.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
Maxim Integrated estimates the fair value of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and the recorded fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of September 29, 2012			As of June 30, 2012
	Gross Notional(1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$59,107	$751	$140	$37,955	$150	$459

Derivatives not designated as hedging instruments
Foreign exchange contracts	56,069	256	133	35,105	492	48
Total derivatives	$115,176	$1,007	$273	$73,060	$642	$507
(1) Represents the face amounts of contracts that were outstanding as of September 29, 2012 and June 30, 2012, as applicable.
Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the three months ended September 29, 2012 and the year ended June 30, 2012.

	September 29, 2012	June 30, 2012
	(in thousands)
Beginning balance	$309	$(234)
Gain (loss) reclassified to income	6	653
Loss (gain) recorded in other comprehensive loss	(926)	(110)
Ending balance	$(611)	$309

Maxim Integrated expects to reclassify an estimated net accumulated other comprehensive gain of $0.4 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.
The before-tax effect of cash flow derivative instruments for the three months ended September 29, 2012 and September 24, 2011 was as follows:

	Loss (Gain) Reclassified from Accumulated OCI into Income (Effective portion)
		Three Months Ended
	Location	September 29, 2012	September 24, 2011
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net revenues	$25	$(243)
Foreign exchange contracts	Cost of goods sold	252	195
Foreign exchange contracts	Operating expenses	(283)	—
Total cash flow hedges		$(6)	$(48)
The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three months ended September 29, 2012 and September 24, 2011 was as follows:

	Gain (Loss) Recognized in Income on Derivative Instrument
		Three Months Ended
	Location	September 29, 2012	September 24, 2011
		(in thousands)
Foreign exchange contracts	Interest and other expense, net	$(1,696)	$529
Total		$(1,696)	$529

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

In United States Dollars	September 29, 2012	June 30, 2012
	(in thousands)
Euro	$(19,550)	$(10,686)
Japanese Yen	(4,917)	(2,254)
British Pound	(2,497)	(575)
Philippine Peso	22,472	15,443
Thai Baht	5,091	4,264
Total	$599	$6,192

Long-term debt
The following table summarizes the Company's long-term debt:

	September 29, 2012	June 30, 2012
	(in thousands)
3.45% fixed rate notes due June 2013	$300,000	$300,000
SensorDynamics Debt (Denominated in Euro)
Term fixed rate notes (2.0%-2.5%) due March 2013 to September 2015	6,285	6,285
Amortizing fixed rate notes (1.5%-2.75%) due up to June 2014	903	1,127
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 2014	1,676	1,676
Total	308,864	309,088
Less: Current portion	(303,272)	(303,496)
Total long-term debt	$5,592	$5,592

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

In conjunction with the SensorDynamics acquisition as discussed in Note 13: "Acquisitions" of these Notes to Condensed Consolidated Financial Statements, Maxim Integrated acquired certain fixed and floating rate notes as detailed in the table above.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net over the life of the notes. Interest expense associated with the notes was $2.9 million and $2.8 million during the three months ended September 29, 2012 and September 24, 2011, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of Maxim Integrated's debt was approximately $315 million at September 29, 2012. The estimated fair value of the debt is based primarily on quoted market prices.

As of September 29, 2012, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under its 2010 Shelf Registration Statement.

Credit Facility

On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company agreed to pay the lenders a facility fee at a rate per annum that varies based on the Company's debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 29, 2012, the Company had not borrowed any amounts under this credit facility.

Other Financial Instruments
For the balance of Maxim Integrated's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 29, 2012 and September 24, 2011:

Stock-based compensation expense by type of award

	Three Months Ended
	September 29, 2012	September 24, 2011
	(in thousands)
Stock options	$3,782	$4,000
Restricted stock units	16,500	17,390
Employee stock purchase plan	2,215	2,075
Pre-tax stock-based compensation expense	22,497	23,465
Less: income tax effect	4,832	5,459
Net stock-based compensation expense	$17,665	$18,006

The following table shows pre-tax stock-based compensation expense by income statement classification:

	Three Months Ended
	September 29, 2012	September 24, 2011
	(in thousands)
Cost of goods sold	$2,988	$3,257
Research and development	12,323	13,261
Selling, general and administrative	7,186	6,947
	$22,497	$23,465

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

The fair value of share-based awards granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	1996 Stock Incentive Plan
	Three Months Ended
	September 29, 2012	September 24, 2011
Expected holding period (in years)	5.4	5.3
Risk-free interest rate	0.7%	1.4%
Expected stock price volatility	37.8%	38.0%
Dividend yield	3.3%	3.2%

The weighted-average fair value of stock options granted was $6.24 and $5.79 per share for the three months ended September 29, 2012 and September 24, 2011, respectively. The weighted-average fair value of RSUs granted was $24.31 and $19.69 per share for the three months ended September 29, 2012 and September 24, 2011, respectively.

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 29, 2012 and their activity for the three months ended September 29, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2012	24,234,994	$25.20
Options Granted	2,530,804	27.26
Options Exercised	(1,098,144)	17.47
Options Cancelled	(928,478)	34.90
Balance at September 29, 2012	24,739,176	$25.39	3.7	$130,703,636
Exercisable, September 29, 2012	12,813,102	$29.72	2.2	$49,479,720
Vested and expected to vest, September 29, 2012	23,149,811	$25.56	3.6	$123,286,805

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on September 28, 2012, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 29, 2012.

As of September 29, 2012, there was $42.8 million of total unrecognized stock compensation cost related to 11.9 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of September 29, 2012 and their activity during the three months ended September 29, 2012:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2012	8,923,454
Restricted stock units granted	2,392,659
Restricted stock units released	(822,458)
Restricted stock units cancelled	(165,545)
Balance at September 29, 2012	10,328,110	3.0	$285,375,233
Vested and expected to vest, September 29, 2012	8,966,075	2.9	$246,656,725

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on September 28, 2012, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of September 29, 2012.

The Company withheld shares totaling $7.1 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price for the three months ended September 29, 2012. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 29, 2012, there was $153.3 million of unrecognized compensation expense related to 10.3 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Employee Stock Purchase Plan

As of September 29, 2012, there was $3.0 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 29, 2012	September 24, 2011
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$127,888	$133,446

Denominator for basic earnings per share	292,213	294,475
Effect of dilutive securities:
Stock options, ESPP and RSUs	6,569	6,601
Denominator for diluted earnings per share	298,782	301,076

Earnings per share
Basic	$0.44	$0.45
Diluted	$0.43	$0.44
Approximately 11.0 million and 13.8 million stock options were excluded from the calculation of diluted earnings per share for the three months ended September 29, 2012 and September 24, 2011, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC No. 280, Disclosures about Segments Reporting ("ASC 280").

The Company has three operating segments which aggregate into one reportable segment. Under ASC 280, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of ASC 280, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 29, 2012	September 24, 2011
	(in thousands)
United States	$59,121	$76,929
China	274,905	276,430
Japan	35,816	36,907
Korea	64,379	65,761
Rest of Asia	101,611	80,314
Europe	70,907	83,638
Rest of World	16,336	16,023
	$623,075	$636,002

Net long-lived assets by geographic region were as follows:

	September 29, 2012	June 30, 2012
	(in thousands)
United States	$1,008,500	$957,982
Philippines	208,624	247,681
Thailand	92,646	99,308
Rest of World	50,112	48,635
	$1,359,882	$1,353,606

NOTE 9: COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Loss were as follows:

	September 29, 2012	June 30, 2012
	(in thousands)
Tax effect of the unrealized exchange loss on long-term intercompany receivables	$(7,551)	$(6,469)
Unrealized loss on post-retirement benefits	(6,393)	(7,444)
Cumulative translation adjustment	(1,527)	(1,527)
Unrealized gain (loss) on cash flow hedges	389	(196)
Unrealized gain on available-for-sale securities	167	202
Accumulated Other Comprehensive Loss	$(14,915)	$(15,434)

NOTE 10: INCOME TAXES

In the three months ended September 29, 2012, the Company recorded an income tax provision of $31.8 million, compared to an income tax provision of $34.8 million in the three months ended September 24, 2011.

In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual-property matters. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized or reserved, if any.

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

Legal fees associated with indemnification obligations, defense and other related costs

Pursuant to the Company's charter documents and separate written indemnification agreements, the Company has certain indemnification obligations to its current executive officers and directors, as well as certain former officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company subject to civil charges by the SEC in connection with Maxim Integrated's historical stock option granting practices.  The Company expenses such amounts as incurred.

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

During the three months ended September 29, 2012, the Company repurchased approximately 2.5 million shares of its common stock for $65.1 million. As of September 29, 2012, the Company had remaining authorization to repurchase up to an additional $486.1 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 13: ACQUISITIONS

Acquisitions completed during fiscal year 2012

The purchase price allocation for acquisitions completed in fiscal year 2012 is set forth in the table below, including work performed by third-party valuation specialists.

Pro forma results of operations for these acquisitions have not been presented because they are not material to Maxim Integrated's condensed consolidated income, either individually or in the aggregate. Revenue and earnings per share for the acquired businesses since the date of acquisition through September 29, 2012 were not provided as they are not material. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not expected to be deductible for tax purposes. Acquisition costs for fiscal year 2012 were not material.

Aggregate purchase price allocation for acquisitions made by Maxim Integrated during fiscal year 2012:

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

SENSORDYNAMICS

On July 18, 2011, the Company acquired SensorDynamics, a semiconductor company that develops proprietary sensor and microelectromechanical solutions. SensorDynamics is based in Lebring, near Graz, Austria. The purpose of the acquisition was to allow Maxim Integrated to combine sensors with analog products. The total cash consideration associated with the acquisition was approximately $123.1 million.

OTHER ACQUISITIONS

The Company acquired three other companies during fiscal year 2012, which included a company that develops low power high performance analog circuits. The total cash consideration paid in these three Acquisitions was approximately $41.3 million. Maxim Integrated also recorded $11.4 million, representing the fair value of contingent consideration that would be payable in the future should certain specified project milestones be met. Total contingent consideration that could be paid out under the agreements amounts to $16.0 million. The contingent consideration was calculated based on probabilities that were developed regarding the likelihood that the product development milestones would be met and when the contingent payments would occur. Based on these factors, a probability weighted earnout amount was calculated and discounted (at the cost of debt) to present value.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual impairment analysis during the first quarter of fiscal year 2013 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Activity and goodwill balances for the three months ended September 29, 2012 were as follows:

Goodwill
(in thousands)
Balance at June 30, 2012	$423,073
Adjustments	(990)
Balance at September 29, 2012	$422,083

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	3-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	September 29, 2012			June 30, 2012
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$231,912	$112,158	$119,754	$227,912	$102,501	$125,411
Customer relationships	95,230	43,312	51,918	95,230	39,583	55,647
Backlog	6,400	6,400	—	6,400	6,400	—
Tradename	2,100	1,642	458	2,100	1,525	575
Total amortizable purchased intangible assets	335,642	163,512	172,130	331,642	150,009	181,633
IPR&D	23,280	—	23,280	27,280	—	27,280
Total purchased intangible assets	$358,922	$163,512	$195,410	$358,922	$150,009	$208,913

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 29, 2012	September 24, 2011
	(in thousands)
Cost of goods sold	$9,454	$9,434
Intangible asset amortization	4,049	4,321
Total intangible asset amortization expenses	$13,503	$13,755

The following table represents the estimated future amortization expense of intangible assets as of September 29, 2012:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2013	$37,487
2014	44,738
2015	41,535
2016	28,244
2017	18,233
2018	1,455
Thereafter	438
Total intangible assets	$172,130

NOTE 15: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2013:

During the first quarter of fiscal year 2013, the Company identified certain idle facilities as held for sale. In connection with these circumstances, the Company recorded a charge for the write-down of land and buildings to their estimated fair value, less cost to sell. The total charge of $2.7 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets fair values. The fair value of the land and buildings was determined mainly after consideration of evidence such as appraisals and offers received.

The Company has ceased depreciation and classified these assets as held for sale based on its intentions to sell the assets and has included the lower of fair value less cost to sell and net book value of $8.0 million in other assets in the Condensed Consolidated Balance Sheet as of September 29, 2012.

Fiscal year 2012:

During the fourth quarter of fiscal year 2012, the Company identified certain idle facilities as held for sale. In connection with these circumstances, the Company recorded a charge for the write-down of land and buildings to their estimated fair value, less cost to sell. The total charge of $22.4 million was included in impairment of long-lived assets in the Company's Consolidated Statements of Income. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets fair values. The fair value of the land and buildings was determined mainly after consideration of evidence such as appraisals and offers received.

The Company has ceased depreciation and classified the above assets as held for sale based on its intentions to sell the assets and has included the lower of fair value less cost to sell and net book value of $24.0 million in other assets in the Condensed Consolidated Balance Sheet as of June 30, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Integrated Products, Inc. ("Maxim Integrated" or the "Company" and also referred to as "we," "our" or "us") disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files with or furnishes to the SEC from time to time, such as its Annual Reports on Form 10-K (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations), its Quarterly Reports on Form 10-Q (particularly Management's Discussion and Analysis of Financial Condition and Results of Operations) and any Current Reports on Form 8-K.

Overview of Business

Maxim Integrated is incorporated in the state of Delaware. Maxim Integrated designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with wafer manufacturing facilities in the United States, testing facilities in the Philippines and Thailand and sales and circuit design offices throughout the world. The major end-markets in which the Company's products are sold are the communications, computing, consumer and industrial markets.

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

There have been no material changes during the three months ended September 29, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 29, 2012	September 24, 2011

Net revenues	100.0%	100.0%
Cost of goods sold	38.1%	37.8%
Gross margin	61.9%	62.2%
Operating expenses:
Research and development	21.3%	22.0%
Selling, general and administrative	12.9%	13.0%
Intangible asset amortization	0.6%	0.7%
Impairment of long-lived assets	0.4%	—%
Severance and restructuring expenses	—%	0.1%
Other operating expenses (income), net	0.1%	(0.7)%
Total operating expenses	35.3%	35.1%
Operating income	26.6%	27.1%
Interest and other income (expense), net	(0.9)%	(0.6)%
Income before provision for income taxes	25.7%	26.5%
Provision for income taxes	5.1%	5.5%
Net income	20.6%	21.0%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 29, 2012	September 24, 2011

Cost of goods sold	0.5%	0.5%
Research and development	2.0%	2.1%
Selling, general and administrative	1.2%	1.1%
	3.7%	3.7%

Net Revenues

Net revenues were $623.1 million and $636.0 million for the three months ended September 29, 2012 and September 24, 2011, respectively, a decrease of 2.0%. We classify our net revenue by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments decreased during the three months ended September 29, 2012 as compared to the three months ended September 24, 2011 due to reduced demand for our products in the communications, computing and industrial markets.

During the three months ended September 29, 2012 and September 24, 2011, approximately 91% and 88% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 29, 2012 and September 24, 2011 was immaterial.

Gross Margin

Our gross margin percentage was 61.9% and 62.2% for the three months ended September 29, 2012 and September 24, 2011, respectively. The gross margin decreased primarily due to underutilization of factory capacity.

Research and Development

Research and development expenses were $132.9 million and $140.2 million for the three months ended September 29, 2012 and September 24, 2011, respectively, which represented 21.3% and 22.0% of net revenues, respectively. The $7.3 million decrease was primarily attributable to a decrease in salaries and related expenses of $3.4 million relating to decreased headcount and a decrease in mask expenses by $3.2 million.

Selling, General and Administrative

Selling, general and administrative expenses were $80.2 million and $82.5 million for the three months ended September 29, 2012 and September 24, 2011, respectively, which represented 12.9% and 13.0% of net revenues, respectively. The $2.3 million decrease was primarily attributable to lower legal expense related to acquisitions.

Impairment of Long-lived Assets

Impairment of long lived assets was $2.7 million in the three months ended September 29, 2012. The impairment was primarily due to write-downs of certain land and buildings classified in the period as held for sale. In connection with this, the Company recorded a charge for the write-down of the land and buildings to its estimated fair value less estimated cost to sell.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $0.4 million and $(4.4) million during the three months ended September 29, 2012 and September 24, 2011, respectively. The net increase in expense was primarily driven by a reversal of payroll related tax reserves totaling approximately $4.6 million due to the lapsing of the statutes of limitations in the three months ended September 24, 2011.

Interest and Other Income (Expense), net

Interest and other expense, net was $5.7 million and $4.1 million for the three months ended September 29, 2012 and September 24, 2011, respectively. This net increase in expense was primarily driven by an increase in foreign exchange losses of $3.0 million. This was partially offset by a decrease in interest expense.

Provision for Income Taxes

In the three months ended September 29, 2012, the Company recorded an income tax provision of $31.8 million, compared to an income tax provision of $34.8 million in the three months ended September 24, 2011.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three months ended September 29, 2012 and three months ended September 24, 2011 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower tax rates, partially offset by stock-based compensation for which no tax benefit is expected.
In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

BACKLOG

At September 29, 2012 and June 30, 2012, our current quarter backlog was approximately $400 million and $393 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial condition

Cash flows were as follows:

	Three Months Ended
	September 29, 2012	September 24, 2011
	(in thousands)
Net cash provided by operating activities	$136,745	$120,809
Net cash used in investing activities	(50,359)	(203,593)
Net cash used in financing activities	(117,596)	(169,716)
Net increase (decrease) in cash and cash equivalents	$(31,210)	$(252,500)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the three months ended September 29, 2012 increased by approximately $15.9 million compared with the three months ended September 24, 2011. This was due to net increases in cash provided by other accrued liabilities and accounts receivable of $61.6 million. These increases were offset by decreases in accounts payable and deferred taxes of $48.4 million.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $153.2 million for the three months ended September 29, 2012 compared with the three months ended September 24, 2011. The decrease was primarily due to a decrease of $154.3 million in cash used for acquisitions.

Financing activities

Financing cash flows consist primarily of repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $52.1 million for the three months ended September 29, 2012 compared with the three months ended September 24, 2011. The decrease was primarily due to lower repurchases of common stock of $23.5 million, lower repayment of notes payables of $16.0 million relating to the assumed SensorDynamics notes, and higher proceeds received on exercise of stock options of $15.7 million.

Liquidity and Capital Resources
Debt Levels
On June 17, 2010, we completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes due on June 14, 2013. In addition, on July 18, 2011, we acquired certain fixed and floating rate notes in conjunction with our acquisition of SensorDynamics. (Please refer to Note 5: Financial Instruments to the Condensed Consolidated Financial Statements).

Outstanding debt is at $309 million as of September 29, 2012 and June 30, 2012, bearing weighted average interest rates of 3.43% and 3.45% for the three months ended September 29, 2012 and for the year ended June 30, 2012, respectively.

Available borrowing resources
As of September 29, 2012, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under the 2010 Shelf Registration Statement.

On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company has agreed to pay the lenders a facility fee at a rate per annum that varies based on the Company's debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 29, 2012, the Company had not borrowed any amounts under this credit facility and was in compliance with all debt covenants.

As of September 29, 2012, our available funds consisted of $925.1 million in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of September 29, 2012, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The impact of inflation and changing prices on the Company's net revenues and on operating income during the three months ended September 29, 2012 and September 24, 2011 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 29, 2012. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of September 29, 2012. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which is incorporated herein by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended September 29, 2012:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jul. 1, 2012 - Jul. 28, 2012	1,040	$24.90	1,040	$525,319
Jul. 29, 2012 - Aug. 25, 2012	620	27.60	620	508,205
Aug. 26, 2012 - Sep. 29, 2012	810	27.35	810	486,055
Total for the quarter	2,470	$26.38	2,470	$486,055

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

In the fiscal quarter ended September 29, 2012, the Company repurchased approximately 2.5 million shares of its common stock for approximately $65.1 million. As of September 29, 2012, the Company had remaining authorization to repurchase up to an additional $486.1 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

(a) Exhibits

10.25	Form of Performance Share Agreement under the Company's 1996 Stock Incentive Plan (A)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(A) Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 29, 2012, (ii) Condensed Consolidated Balance Sheets at September 29, 2012 and June 30, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended September 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 29, 2012 and (v) Notes to Condensed Consolidated Financial Statements.

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

October 26, 2012	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer