Form 10-Q
period 2012-12-29
MAXIM INTEGRATED PRODUCTS INC
filed 2013-01-25
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
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
YES [ ] NO [x]

As of January 18, 2013 there were 292,478,140 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 29, 2012	June 30, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$955,107	$881,060
Short-term investments	75,192	75,326
Total cash, cash equivalents and short-term investments	1,030,299	956,386
Accounts receivable, net	264,545	317,461
Inventories	257,690	242,162
Deferred tax assets	80,991	98,180
Other current assets	90,470	85,177
Total current assets	1,723,995	1,699,366
Property, plant and equipment, net	1,359,014	1,353,606
Intangible assets, net	182,521	208,913
Goodwill	422,083	423,073
Other assets	50,940	52,988
TOTAL ASSETS	$3,738,553	$3,737,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$110,495	$147,086
Income taxes payable	22,146	22,589
Accrued salary and related expenses	152,122	191,846
Accrued expenses	58,900	64,092
Current portion of long-term debt	304,794	303,496
Deferred revenue on shipments to distributors	25,362	26,280
Total current liabilities	673,819	755,389
Long-term debt	3,997	5,592
Income taxes payable	260,770	212,389
Deferred tax liabilities	192,434	198,502
Other liabilities	26,321	27,797
Total liabilities	1,157,341	1,199,669

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock and capital in excess of par value	7,040	293
Retained earnings	2,589,619	2,553,418
Accumulated other comprehensive loss	(15,447)	(15,434)
Total stockholders' equity	2,581,212	2,538,277
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,738,553	$3,737,946

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(in thousands, except per share data)

Net revenues	$605,306	$591,359	$1,228,381	$1,227,361
Cost of goods sold	241,931	243,399	479,315	483,928
Gross margin	363,375	347,960	749,066	743,433
Operating expenses:
Research and development	135,742	142,084	268,672	282,297
Selling, general and administrative	80,058	80,826	160,245	163,282
Intangible asset amortization	3,903	4,338	7,952	8,659
Impairment of long-lived assets	22,222	—	24,929	—
Severance and restructuring expenses	2,236	6,047	2,236	6,539
Other operating expenses (income), net	1,666	155	2,081	(4,234)
Total operating expenses	245,827	233,450	466,115	456,543
Operating income	117,548	114,510	282,951	286,890
Interest and other income (expense), net	(2,798)	2,374	(8,540)	(1,726)
Income before provision for income taxes	114,750	116,884	274,411	285,164
Provision for income taxes	38,128	28,754	69,901	63,588
Net income	$76,622	$88,130	$204,510	$221,576

Earnings per share:
Basic	$0.26	$0.30	$0.70	$0.76
Diluted	$0.26	$0.29	$0.68	$0.74

Shares used in the calculation of earnings per share:
Basic	292,075	291,824	292,143	293,098
Diluted	298,759	299,290	298,704	300,083

Dividends paid per share	$0.24	$0.22	$0.48	$0.44

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(in thousands)
Net income	$76,622	$88,130	$204,510	$221,576
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $38, $20, $58 and $46, respectively	(67)	(33)	(102)	(80)
Unrealized gains (losses) on cash flow hedges, net of tax benefit (expense) of $117, $(40), $(218), and $146, respectively	(202)	69	383	(256)
Tax effect of the unrealized exchange gain (loss) on long-term intercompany receivables	(466)	1,246	(1,548)	1,489
Unrealized gains (losses) on post-retirement benefits, net of tax benefit (expense) of $(69), $(35), $(168) and $(71), respectively	203	62	1,254	123
Other comprehensive income (loss)	(532)	1,344	(13)	1,276
Total comprehensive income	$76,090	$89,474	$204,497	$222,852

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 29, 2012	December 31, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$204,510	$221,576
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	45,342	46,939
Depreciation and amortization	105,554	104,066
Deferred taxes	9,793	39,477
Tax benefit (shortfall) related to stock-based compensation	6,522	(1,153)
Impairment of long lived assets	24,929	—
Excess tax benefit from stock-based compensation	(11,834)	(7,063)
Loss (gain) from sale of property, plant and equipment	(139)	251
Loss (gain) from sale of investments in privately-held companies	—	(1,811)
Changes in assets and liabilities:
Accounts receivable	52,916	51,970
Inventories	(15,445)	9,246
Other current assets	(3,748)	(13,455)
Accounts payable	(36,002)	(13,515)
Income taxes payable	47,938	16,317
Deferred revenue on shipments to distributors	(918)	(5,745)
All other accrued liabilities	(37,576)	(76,971)
Net cash provided by operating activities	391,842	370,129

Cash flows from investing activities:
Purchase of property, plant and equipment	(112,805)	(117,685)
Proceeds from sale of property, plant and equipment	4,459	1,709
Acquisitions	—	(166,287)
Purchases of available-for-sale securities	—	(25,108)
Proceeds from sale of investments in privately-held companies	—	3,225
Net cash used in investing activities	(108,346)	(304,146)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	11,834	7,063
Contingent consideration paid	(7,476)	—
Repayment of notes payable	(298)	(20,406)
Net issuance of restricted stock units	(13,645)	(14,992)
Proceeds from stock options exercised	39,214	16,164
Issuance of employee stock purchase plan	16,768	14,906
Repurchase of common stock	(115,584)	(161,160)
Dividends paid	(140,262)	(128,939)
Net cash used in financing activities	(209,449)	(287,364)
Net increase (decrease) in cash and cash equivalents	74,047	(221,381)
Cash and cash equivalents:
Beginning of period	881,060	962,541
End of period	$955,107	$741,160
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$7,397	$16,829
Cash paid for interest	$5,282	$5,653
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$25,490	$36,450

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim Integrated") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 29, 2012 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2013 is a 52-week fiscal year and fiscal year 2012 was a 53-week fiscal year.

NOTE 2: RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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
NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	December 29, 2012	June 30, 2012
Accounts Receivables:	(in thousands)
Accounts receivable	$277,287	$329,990
Returns and allowances	(12,742)	(12,529)
	$264,545	$317,461

Inventories consist of:

	December 29, 2012	June 30, 2012
Inventories:	(in thousands)
Raw materials	$12,580	$11,922
Work-in-process	166,571	149,603
Finished goods	78,539	80,637
	$257,690	$242,162

Property, plant and equipment, net consist of:

	December 29, 2012	June 30, 2012
Property, plant and equipment:	(in thousands)
Land	$62,093	$65,007
Buildings and building improvements	357,759	348,727
Machinery and equipment	2,040,072	2,105,905
	2,459,924	2,519,639
Less: accumulated depreciation and amortization	(1,100,910)	(1,166,033)
	$1,359,014	$1,353,606

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

The Company's Level 3 consist of contingent consideration liability related to certain acquisitions and assets held-for-sale and certain fixed assets impaired during the period.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 29, 2012				As of June 30, 2012
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$424,423	$—	$—	$424,423	$602,462	$—	$—	$602,462
Certificates of deposit (1)	—	6,188	—	6,188	—	6,182	—	6,182
Government agency securities (2)	—	75,192	—	75,192	—	75,326	—	75,326
Foreign currency forward contracts (3)	—	1,176	—	1,176	—	642	—	642
Total Assets	$424,423	$82,556	$—	$506,979	$602,462	$82,150	$—	$684,612

Liabilities
Foreign currency forward contracts (4)	$—	$556	$—	$556	$—	$507	$—	$507
Contingent Consideration (4)	—	—	12,595	12,595	—	—	17,737	17,737
Total Liabilities	$—	$556	$12,595	$13,151	$—	$507	$17,737	$18,244

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 29, 2012 and for the year ended June 30, 2012:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	December 29, 2012	June 30, 2012
Contingent Consideration	(in thousands)
Beginning balance	$17,737	$8,800
Total gains or losses (realized and unrealized):
Included in earnings	2,334	1,670
Additions	—	11,354
Payments	(7,476)	(4,087)
Ending balance	$12,595	$17,737

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$2,334	$1,670

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

During the six months ended December 29, 2012 and the year ended June 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Assets measured at fair value on a non-recurring basis were as follows:

As of December 29, 2012, long-lived assets including primarily used fabrication tools and test equipment were written down to their fair value, less cost to sell, of $3.0 million, resulting in an impairment loss of $22.2 million, which was included in earnings for the period. The impairment charge was measured using Level 3 inputs. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of asset fair values. The fair value was determined mainly after consideration of evidence such as broker quotes, and current market and asset conditions. Please refer to Note 15: "Impairment of long-lived assets" of these Notes to Condensed Consolidated Financial Statements.

As of June 30, 2012, long-lived assets comprised of buildings held for sale were written down to their fair value, less cost to sell, of $19.7 million, resulting in an impairment loss of $22.4 million, which was included in earnings for the period. The impairment charge was measured using Level 3 inputs. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets fair values. The fair value of the land and buildings was determined mainly after consideration of evidence such as appraisals and offers received. Please refer to Note 15: "Impairment of long-lived assets" of these Notes to Condensed Consolidated Financial Statements.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 29, 2012				June 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$75,034	$158	$—	$75,192	$75,007	$319	$—	$75,326
Total available-for-sale investments	$75,034	$158	$—	$75,192	$75,007	$319	$—	$75,326

In the six months ended December 29, 2012 and the year ended June 30, 2012, Maxim Integrated did not recognize any impairment charges on short-term investments.
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

	As of December 29, 2012			As of June 30, 2012
	Gross Notional(1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$45,703	$810	$515	$37,955	$150	$459

Derivatives not designated as hedging instruments
Foreign exchange contracts	40,658	366	41	35,105	492	48
Total derivatives	$86,361	$1,176	$556	$73,060	$642	$507
(1) Represents the face amounts of contracts that were outstanding as of December 29, 2012 and June 30, 2012, as applicable.
Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the six months ended December 29, 2012 and the year ended June 30, 2012.

	December 29, 2012	June 30, 2012
	(in thousands)
Beginning balance	$309	$(234)
Gain (loss) reclassified to income	(584)	653
Loss (gain) recorded in other comprehensive loss	(21)	(110)
Ending balance	$(296)	$309

Maxim Integrated expects to reclassify an estimated net accumulated other comprehensive gain of $0.2 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.
The before-tax effect of cash flow derivative instruments for the three and six months ended December 29, 2012 and December 31, 2011 was as follows:

	Loss (Gain) Reclassified from Accumulated OCI into Income (Effective portion)
		Three Months Ended		Six Months Ended
	Location	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net revenues	$147	$(3)	$122	$(245)
Foreign exchange contracts	Cost of goods sold	(443)	(322)	(10)	(127)
Foreign exchange contracts	Operating expenses	(293)	(225)	(696)	(225)
Total cash flow hedges		$(589)	$(550)	$(584)	$(597)
The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and six months ended December 29, 2012 and December 31, 2011 was as follows:

	Gain (Loss) Recognized in Income on Derivative Instrument
		Three Months Ended		Six Months Ended
	Location	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
		(in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$904	$645	$(792)	$979
Total		$904	$645	$(792)	$979

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sale), are as follows:

In United States Dollars	December 29, 2012	June 30, 2012
	(in thousands)
Euro	$10,152	$(10,686)
Japanese Yen	(9,272)	(2,254)
British Pound	(8,691)	(575)
Philippine Peso	16,587	15,443
Thai Baht	3,966	4,264
Total	$12,742	$6,192

Long-term debt
The following table summarizes the Company's long-term debt:

	December 29, 2012	June 30, 2012
	(in thousands)
3.45% fixed rate notes due June 2013	$300,000	$300,000
SensorDynamics Debt (Denominated in Euro)
Term fixed rate notes (2.0%-2.5%) due March 2013 to September 2015	6,497	6,285
Amortizing fixed rate notes (1.5%-2.75%) due up to June 2014	682	1,127
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 2014	1,612	1,676
Total	308,791	309,088
Less: Current portion	(304,794)	(303,496)
Total long-term debt	$3,997	$5,592

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net over the life of the notes. Interest expense associated with the notes was $2.6 million and $2.8 million during the three months ended December 29, 2012 and December 31, 2011, respectively. Interest expense associated with the notes was $5.2 million and $5.4 million during the six months ended December 29, 2012 and December 31, 2011, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of Maxim Integrated's debt was approximately $313 million at December 29, 2012. The estimated fair value of the debt is based primarily on quoted market prices.

Other Financial Instruments
For the balance of Maxim Integrated's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 29, 2012 and December 31, 2011:

	Three Months Ended
	December 29, 2012				December 31, 2011
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$477	$2,572	$634	$3,683	$565	$2,657	$470	$3,692
Research and development	2,288	8,401	1,451	12,140	2,440	9,207	1,262	12,909
Selling, general and administrative	1,286	5,152	584	7,022	1,704	4,778	391	6,873
Pre-tax stock-based compensation expense	$4,051	$16,125	$2,669	$22,845	4,709	$16,642	$2,123	$23,474
Less: income tax effect				3,938				5,809
Net stock-based compensation expense				$18,907				$17,665

	Six Months Ended
	December 29, 2012				December 31, 2011
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$875	$4,743	$1,053	$6,671	$1,082	$4,964	$903	$6,949
Research and development	4,117	17,611	2,735	24,463	4,495	19,165	2,510	26,170
Selling, general and administrative	2,841	10,271	1,096	14,208	3,132	9,903	785	13,820
Pre-tax stock-based compensation expense	$7,833	$32,625	$4,884	$45,342	$8,709	$34,032	$4,198	$46,939
Less: income tax effect				8,770				11,268
Net stock-based compensation expense				$36,572				$35,671

Fair Value

The fair value of options granted to employees under the Company's Amended and Restated 1996 Stock Incentive Plan and rights to acquire common stock under the Company's 2008 Employee Stock Purchase Plan (the "ESPP") is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of Restricted Stock Units ("RSUs") is estimated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.

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

The fair value of share-based awards granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Expected holding period (in years)	5.1	5.1	5.4	5.1
Risk-free interest rate	0.7%	1.0%	0.7%	1.3%
Expected stock price volatility	37.6%	38.0%	37.8%	38.0%
Dividend yield	3.6%	3.8%	3.3%	3.1%

	ESPP
	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected stock price volatility	26.1%	32.2%	26.1%	32.2%
Dividend yield	3.6%	3.8%	3.6%	3.8%

The weighted-average fair value of stock options granted was $6.59 and $6.05 per share for the three months ended December 29, 2012 and December 31, 2011, respectively. The weighted-average fair value of RSUs granted was $26.82 and $23.46 per share for the three months ended December 29, 2012 and December 31, 2011, respectively.

The weighted-average fair value of stock options granted was $6.26 and $5.81 per share for the six months ended December 29, 2012 and December 31, 2011, respectively. The weighted-average fair value of RSUs granted was $24.67 and $20.05 per share for the six months ended December 29, 2012 and December 31, 2011, respectively.

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 29, 2012 and their activity for the six months ended December 29, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2012	24,234,994	$25.20
Options Granted	2,656,716	27.30
Options Exercised	(2,316,931)	16.58
Options Cancelled	(1,483,197)	31.53
Balance at December 29, 2012	23,091,582	$25.90	3.6	$151,652,908
Exercisable, December 29, 2012	11,965,565	$30.23	2.0	$53,498,126
Vested and expected to vest, December 29, 2012	21,740,804	$26.06	3.4	$142,535,169

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on December 28, 2012, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 29, 2012.

As of December 29, 2012, there was $38.2 million of total unrecognized stock compensation cost related to 11.1 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of December 29, 2012 and their activity during the six months ended December 29, 2012:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2012	8,923,454
Restricted stock units granted	2,612,007
Restricted stock units released	(1,615,135)
Restricted stock units cancelled	(422,274)
Balance at December 29, 2012	9,498,052	2.9	$286,379,516
Outstanding and expected to vest, December 29, 2012	8,307,507	2.8	$249,723,671

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on December 28, 2012, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of December 29, 2012.

The Company withheld shares totaling $6.5 million and $13.6 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and six months ended December 29, 2012, respectively. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 29, 2012, there was $139.7 million of unrecognized compensation expense related to 9.5 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Employee Stock Purchase Plan

As of December 29, 2012, there was $9.0 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$76,622	$88,130	$204,510	$221,576

Denominator for basic earnings per share	292,075	291,824	292,143	293,098
Effect of dilutive securities:
Stock options, ESPP and RSUs	6,684	7,466	6,561	6,985
Denominator for diluted earnings per share	298,759	299,290	298,704	300,083

Earnings per share
Basic	$0.26	$0.30	$0.70	$0.76
Diluted	$0.26	$0.29	$0.68	$0.74
Approximately 11.6 million and 14.6 million stock options were excluded from the calculation of diluted earnings per share for the three months ended December 29, 2012 and December 31, 2011, respectively. Approximately 11.2 million and 14.2 million stock options were excluded from the calculation of diluted earnings per share for the six months ended December 29, 2012 and December 31, 2011, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

All of the Company's operating segments share similar long term financial performance as they have similar economic characteristics. The causes for variation among the Company's operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes the Company's operating segments based upon changes in customers, end-markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customers' ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(in thousands)
United States	$62,860	$74,512	$121,981	$151,441
China	266,479	260,396	541,384	536,826
Japan	35,171	37,327	70,987	74,234
Korea	56,616	41,678	120,995	107,439
Rest of Asia	102,075	88,318	203,686	168,632
Europe	66,941	70,995	137,848	154,633
Rest of World	15,164	18,133	31,500	34,156
	$605,306	$591,359	$1,228,381	$1,227,361

Net long-lived assets by geographic region were as follows:

	December 29, 2012	June 30, 2012
	(in thousands)
United States	$1,028,384	$957,982
Philippines	199,752	247,681
Thailand	82,045	99,308
Rest of World	48,833	48,635
	$1,359,014	$1,353,606

NOTE 9: COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Loss were as follows:

	December 29, 2012	June 30, 2012
	(in thousands)
Tax effect of the unrealized exchange loss on long-term intercompany receivables	$(8,017)	$(6,469)
Unrealized loss on post-retirement benefits	(6,190)	(7,444)
Cumulative translation adjustment	(1,527)	(1,527)
Unrealized gain (loss) on cash flow hedges	187	(196)
Unrealized gain on available-for-sale securities	100	202
Accumulated Other Comprehensive Loss	$(15,447)	$(15,434)

NOTE 10: INCOME TAXES

In the three and six months ended December 29, 2012, the Company recorded an income tax provision of $38.1 million and $69.9 million, respectively, compared to an income tax provision of $28.8 million and $63.6 million in the three and six months ended December 31, 2011, respectively.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and six months ended December 29, 2012 and December 31, 2011 was lower than the amount computed by applying the statutory tax rate primarily because the earnings of the foreign subsidiaries were taxed at lower rates. The Company's income tax provision for the three and six months ended December 29, 2012 included a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit is available.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, which extended the research tax credit for two years from January 1, 2012 to December 31, 2013.  As a result of the retroactive extension back to January 1, 2012, we expect to recognize a one-time benefit of $7.6 million for research tax credits earned in the fiscal year 2012 and first two quarters of fiscal year 2013. This benefit will be recognized in the third quarter of fiscal year 2013, which is the quarter in which the legislation that extended the research tax credit was enacted.

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

Indemnification

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

Legal fees associated with indemnification obligations, defense and other related costs

Pursuant to the Company's charter documents and separate written indemnification agreements, the Company has indemnification obligations to its current executive officers and directors, as well as certain former officers and directors. Pursuant to such obligations, the Company has incurred expenses related to legal fees and expenses advanced to certain former officers of the Company subject to civil charges by the SEC in connection with Maxim Integrated's historical stock option granting practices.  The Company expenses such amounts as incurred.

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

During the six months ended December 29, 2012, the Company repurchased approximately 4.3 million shares of its common stock for $115.6 million. As of December 29, 2012, the Company had remaining authorization to repurchase up to an additional $435.6 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 13: ACQUISITIONS

Acquisitions completed through second quarter of fiscal year 2013

Maxim has not completed any acquisitions in the six months ended December 29, 2012; however, Maxim paid $7.5 million in contingent consideration relating to certain prior years acquisitions in the six months ended December 29, 2012. Total contingent consideration that could still be paid out under these acquisitions amounts to $16.9 million.

Acquisitions completed during fiscal year 2012

The purchase price allocation for acquisitions completed in fiscal year 2012 is set forth in the table below, including work performed by third-party valuation specialists.

Pro forma results of operations for these acquisitions have not been presented because they are not material to Maxim Integrated's condensed consolidated income, either individually or in the aggregate. Revenue and earnings per share for the acquired businesses since the date of acquisition through December 29, 2012 were not provided as they are not material. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not expected to be deductible for tax purposes. Acquisition costs for fiscal year 2012 were not material.

Aggregate purchase price allocation for acquisitions made by Maxim Integrated during fiscal year 2012:

	SensorDynamics	Other acquisitions	Total
		(in thousands)
Tangible assets	$18,692	$1,159	$19,851
Debt assumed	(29,078)	—	(29,078)
Other liabilities assumed	(37,559)	(4,729)	(42,288)
Net liabilities assumed	(47,945)	(3,570)	(51,515)
Amortizable intangible assets	20,900	17,840	38,740
In-process research and development ("IPR&D")	19,600	—	19,600
Goodwill (1)	130,594	38,392	168,986

Total purchase price	$123,149	$52,662	$175,811
(1) Includes $11.4 million of contingent consideration relating to the other acquisitions discussed further below.

The following table presents details of the Company's intangible assets acquired through business combinations completed during fiscal year 2012 (in thousands, except years):

	Intellectual Property		Customer Relationships		Tradename		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount
SensorDynamics	7.0	$16,400	7.0	$4,100	3.0	$400	$20,900
Other acquisitions	9.2	15,340	3.0	2,500	—	—	17,840
Total		$31,740		$6,600		$400	$38,740
Weighted Average (in Years)	8.1		5.5		3.0

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

Activity and goodwill balances for the six months ended December 29, 2012 were as follows:

Goodwill
(in thousands)
Balance at June 30, 2012	$423,073
Adjustments	(990)
Balance at December 29, 2012	$422,083

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	3-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	December 29, 2012			June 30, 2012
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$231,912	$121,202	$110,710	$227,912	$102,501	$125,411
Customer relationships	95,230	47,041	48,189	95,230	39,583	55,647
Backlog	6,400	6,400	—	6,400	6,400	—
Tradename	2,100	1,758	342	2,100	1,525	575
Total amortizable purchased intangible assets	335,642	176,401	159,241	331,642	150,009	181,633
IPR&D	23,280	—	23,280	27,280	—	27,280
Total purchased intangible assets	$358,922	$176,401	$182,521	$358,922	$150,009	$208,913

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(in thousands)
Cost of goods sold	$8,986	$8,080	$18,440	$17,514
Intangible asset amortization	3,903	4,338	7,952	8,659
Total intangible asset amortization expenses	$12,889	$12,418	$26,392	$26,173
The following table represents the estimated future amortization expense of intangible assets as of December 29, 2012:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2013	$24,597
2014	44,739
2015	41,536
2016	28,244
2017	18,233
2018	1,455
Thereafter	437
Total intangible assets	$159,241

NOTE 15: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2013:

During the second quarter of fiscal year 2013, the Company identified certain assets as excess primarily attributable to the transition to utilizing newer, more efficient manufacturing equipment. These assets included used fabrication tools and test manufacturing equipment. In connection with these circumstances, the Company recorded a charge for the write down of equipment to its estimated fair value. The total charge of $22.2 million was included in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets fair values. The fair value of the equipment was determined mainly after consideration of quoted market prices of similar equipment adjusted for equipment specifications and condition in addition to the current market demand and size.

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

NOTE 16: SUBSEQUENT EVENT

On December 31,2012, the Company sold its video processing product line to GEO Semiconductor, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Integrated Products, Inc. ("Maxim Integrated" or the "Company" and also referred to as "we," "our" or "us") disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files with or furnishes to the SEC from time to time, such as its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Overview of Business

Maxim Integrated is incorporated in the state of Delaware. Maxim Integrated designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with wafer manufacturing facilities in the U.S., testing facilities in the Philippines and Thailand and sales and circuit design offices throughout the world. The major end-markets in which the Company's products are sold are the communications, computing, consumer and industrial markets.

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

There have been no material changes during the six months ended December 29, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	40.0%	41.2%	39.0%	39.4%
Gross margin	60.0%	58.8%	61.0%	60.6%
Operating expenses:
Research and development	22.4%	24.0%	21.9%	23.0%
Selling, general and administrative	13.2%	13.7%	13.0%	13.3%
Intangible asset amortization	0.6%	0.7%	0.6%	0.7%
Impairment of long-lived assets	3.7%	—%	2.0%	—%
Severance and restructuring expenses	0.4%	1.0%	0.2%	0.5%
Other operating expenses (income), net	0.3%	—%	0.2%	(0.3)%
Total operating expenses	40.6%	39.4%	37.9%	37.2%
Operating income	19.4%	19.4%	23.1%	23.4%
Interest and other income (expense), net	(0.5)%	0.4%	(0.7)%	(0.1)%
Income before provision for income taxes	18.9%	19.8%	22.4%	23.3%
Provision for income taxes	6.3%	4.9%	5.7%	5.2%
Net income	12.6%	14.9%	16.7%	18.1%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011

Cost of goods sold	0.6%	0.6%	0.5%	0.6%
Research and development	2.0%	2.2%	2.0%	2.1%
Selling, general and administrative	1.2%	1.2%	1.2%	1.1%
	3.8%	4.0%	3.7%	3.8%

Net Revenues

Net revenues were $605.3 million and $591.4 million for the three months ended December 29, 2012 and December 31, 2011, respectively, an increase of 2.4%. Net revenues were $1,228.4 million and $1,227.4 million for the six months ended December 29, 2012 and December 31, 2011, respectively, an increase of 0.1%. We classify our shipments by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments increased during the three and six months ended December 29, 2012 as compared to the three and six months ended December 31, 2011 due to improved demand for our products in the consumer markets primarily from growth in smart phones. This increase was offset by continued decline in our notebook business in the computing market.

During the three months ended December 29, 2012 and December 31, 2011, approximately 90% and 87% of net revenues, respectively, were derived from customers outside of the U.S. During the six months ended December 29, 2012 and December 31, 2011, approximately 90% and 88% of net revenues, respectively, were derived from customers outside of the U.S. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and six months ended December 29, 2012 and December 31, 2011 was immaterial.

Gross Margin

Our gross margin percentages were 60.0% and 58.8% for the three months ended December 29, 2012 and December 31, 2011, respectively. The gross margin increased primarily due to lower inventory reserve requirements and improved manufacturing efficiencies from test operations.

Our gross margin percentages were 61.0% and 60.6% for the six months ended December 29, 2012 and December 31, 2011, respectively. The gross margin increased primarily due to lower inventory reserve requirements and improved manufacturing efficiencies from test operations.

Research and Development

Research and development expenses were $135.7 million and $142.1 million for the three months ended December 29, 2012 and December 31, 2011, respectively, which represented 22.4% and 24.0% of net revenues, respectively. The $6.4 million decrease was primarily attributable to a decrease in salaries and related expenses of $6.0 million as a result of decreased headcount and one extra week in the fiscal quarter ended December 31, 2011.

Research and development expenses were $268.7 million and $282.3 million for the six months ended December 29, 2012 and December 31, 2011, respectively, which represented 21.9% and 23.0% of net revenues, respectively. The $13.6 million decrease was primarily attributable to a decrease in salaries and related expenses of $9.4 million as a result of decreased headcount and one extra week in the fiscal quarter ended December 31, 2011.

Selling, General and Administrative

Selling, general and administrative expenses were relatively flat at $80.1 million and $80.8 million for the three months ended December 29, 2012 and December 31, 2011, respectively, which represented 13.2% and 13.7% of net revenues, respectively. There were no significant fluctuations in line items making up the selling, general and administrative expenses.

Selling, general and administrative expenses were relatively flat at $160.2 million and $163.3 million for the six months ended December 29, 2012 and December 31, 2011, respectively, which represented 13.0% and 13.3% of net revenues, respectively. There were no significant fluctuations in line items making up the selling, general and administrative expenses.

Impairment of Long-lived Assets

Impairment of long lived assets was $22.2 million and $24.9 million in the three and six months ended December 29, 2012, respectively. The impairment was primarily due to the transition to utilizing newer, more efficient manufacturing equipment.. The Company recorded a charge for the write-down of the equipment to its estimated fair value less estimated cost to sell.

Other Operating Expenses (Income), net

Other operating expenses, net were $1.7 million and $0.2 million during the three months ended December 29, 2012 and December 31, 2011, respectively. The net increase in expense was primarily driven by contingent consideration adjustments related to certain acquisitions. Contingent consideration is measured at fair value with valuation adjustments made as progress toward achieving milestones becomes determinable.

Other operating expenses (income), net were $2.1 million and $(4.2) million during the six months ended December 29, 2012 and December 31, 2011, respectively. The net increase in expense was primarily driven by contingent consideration adjustments related to certain acquisitions of $2.3 million in the six months ended December 29, 2012 and a reversal of payroll related tax reserves totaling approximately $4.6 million due to the lapsing of the statutes of limitations in the six months ended December 31, 2011.

Interest and Other (Expense) Income, net

Interest and other (expense) income, net were $(2.8) million and $2.4 million for the three months ended December 29, 2012 and December 31, 2011, respectively. This net increase in expense was primarily driven by an increase in foreign exchange losses of

$2.8 million and a gain from sale of investments in privately-held companies of $1.8 million in the three months ended December 31, 2011, that did not recur in the three months ended December 29, 2012.

Interest and other expense, net were $8.5 million and $1.7 million for the six months ended December 29, 2012 and December 31, 2011, respectively. This net increase in expense was primarily driven by an increase in foreign exchange losses of $5.8 million and gain from sale of investments in privately-held companies of $1.8 million in the six months ended December 31, 2011, that did not recur in the six months ended December 29, 2012. This was partially offset by a decrease in interest expense.

Provision for Income Taxes

In the three and six months ended December 29, 2012, the Company recorded an income tax provision of $38.1 million and $69.9 million respectively, compared to an income tax provision of $28.8 million and $63.6 million in the three and six months ended December 31, 2011, respectively.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and six months ended December 29, 2012 and December 31, 2011 was lower than the amount computed by applying the statutory tax rate primarily because the earnings of the foreign subsidiaries were taxed at lower rates. The Company's income tax provision for the three and six months ended December 29, 2012 included a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit is available.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, which extended the research tax credit for two years from January 1, 2012 to December 31, 2013.  As a result of the retroactive extension back to January 1, 2012, we expect to recognize a one-time benefit of $7.6 million for research tax credits earned in the fiscal year 2012 and first two quarters of fiscal year 2013. This benefit will be recognized in the third quarter of fiscal year 2013, which is the quarter in which the legislation that extended the research tax credit was enacted.
In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

BACKLOG

At December 29, 2012 and September 29, 2012, our current quarter backlog was approximately $353 million and $400 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial condition

Cash flows were as follows:

	Six Months Ended
	December 29, 2012	December 31, 2011
	(in thousands)
Net cash provided by operating activities	$391,842	$370,129
Net cash used in investing activities	(108,346)	(304,146)
Net cash used in financing activities	(209,449)	(287,364)
Net increase (decrease) in cash and cash equivalents	$74,047	$(221,381)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the six months ended December 29, 2012 increased by approximately $21.7 million compared with the six months ended December 31, 2011. This was due to net increases in cash provided by other accrued liabilities and income tax payable of $71.0 million and impairment of used fabrication tools and test manufacturing equipment of $24.9 million. These increases were offset by decreases in deferred taxes, inventories and accounts payable of $76.9 million.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $195.8 million for the six months ended December 29, 2012 compared with the six months ended December 31, 2011. The decrease was primarily due to decreases in cash used for acquisitions of $166.3 million relating to SensorDynamics and other fiscal year 2012 acquisitions.

Financing activities

Financing cash flows consist primarily of repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $77.9 million for the six months ended December 29, 2012 compared with the six months ended December 31, 2011. The decrease was primarily due to lower repurchases of common stock of $45.6 million and higher proceeds received on exercise of stock options of $23.1 million due to higher average share price.

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

Outstanding debt is at $309 million as of December 29, 2012 and June 30, 2012, bearing weighted average interest rates of 3.43% and 3.45% for the six months ended December 29, 2012 and for the year ended June 30, 2012, respectively.

As of December 29, 2012, our available funds consisted of $1,030.3 million in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of December 29, 2012, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The impact of inflation and changing prices on the Company's net revenues and on operating income during the six months ended December 29, 2012 and December 31, 2011 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 29, 2012. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of December 29, 2012. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended December 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Part I, Item 1, Note 11 "Commitment and Contingencies" to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which is incorporated herein by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended December 29, 2012:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Sep. 30, 2012 - Oct. 27, 2012	740	$27.07	740	$466,023
Oct. 28, 2012 - Nov. 24, 2012	500	27.88	500	452,081
Nov. 25, 2012 - Dec. 29, 2012	566	29.08	566	435,620
Total for the quarter	1,806	$27.93	1,806	$435,620

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

In the fiscal quarter ended December 29, 2012, the Company repurchased approximately 1.8 million shares of its common stock for approximately $50.4 million. As of December 29, 2012, the Company had remaining authorization to repurchase up to an additional $435.6 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Total Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU No. 2011-05 does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for reporting periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the changes in ASU No. 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company adopted these ASUs retrospectively effective September 29, 2012 and elected to present comprehensive income in a separate statement immediately following the condensed consolidated statements of income. The adoption had no effect on the Company's financial position, results of operations or cash flows. The impact of the adoption to previously issued consolidated financial statements is the presentation of the Comprehensive Income in a separate statement as follows:

	Year Ended
	June 30, 2012	June 25, 2011	June 26, 2010
	(in thousands)
Net income	$386,727	$489,009	$125,139
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	(129)	331	(1,346)
Unrealized gains (losses) on cash flow hedges	(46)	—	(150)
Tax effect of the unrealized exchange gain (loss) on long-term intercompany receivables	1,612	(2,369)	(1,893)
Unrealized gains (losses) on post-retirement benefits	(2,603)	(289)	(896)
Other comprehensive income (loss)	(1,166)	(2,327)	(4,285)
Total comprehensive income	$385,561	$486,682	$120,854

ITEM 6: EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 29, 2012, (ii) Condensed Consolidated Balance Sheets at December 29, 2012 and June 30, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended December 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 29, 2012 and (v) Notes to Condensed Consolidated Financial Statements.

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

January 25, 2013	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)