Form 10-Q
period 2013-03-30
MAXIM INTEGRATED PRODUCTS INC
filed 2013-04-26
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
YES [ ] NO [x]

As of April 19, 2013 there were 291,072,374 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2013	June 30, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,547,980	$881,060
Short-term investments	25,095	75,326
Total cash, cash equivalents and short-term investments	1,573,075	956,386
Accounts receivable, net	300,046	317,461
Inventories	268,018	242,162
Deferred tax assets	81,809	98,180
Other current assets	113,010	85,177
Total current assets	2,335,958	1,699,366
Property, plant and equipment, net	1,368,905	1,353,606
Intangible assets, net	165,591	208,913
Goodwill	422,004	423,073
Other assets	41,660	52,988
TOTAL ASSETS	$4,334,118	$3,737,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$114,629	$147,086
Income taxes payable	20,200	22,589
Accrued salary and related expenses	182,894	191,846
Accrued expenses	59,075	64,092
Current portion of long-term debt	304,314	303,496
Deferred revenue on shipments to distributors	25,851	26,280
Total current liabilities	706,963	755,389
Long-term debt	503,573	5,592
Income taxes payable	271,815	212,389
Deferred tax liabilities	213,138	198,502
Other liabilities	26,063	27,797
Total liabilities	1,721,552	1,199,669

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock and capital in excess of par value	292	293
Retained earnings	2,629,895	2,553,418
Accumulated other comprehensive loss	(17,621)	(15,434)
Total stockholders' equity	2,612,566	2,538,277
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,334,118	$3,737,946

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands, except per share data)

Net revenues	$604,884	$571,212	$1,833,265	$1,798,573
Cost of goods sold	228,782	235,782	708,097	719,710
Gross margin	376,102	335,430	1,125,168	1,078,863
Operating expenses:
Research and development	134,138	136,075	402,810	418,372
Selling, general and administrative	81,954	78,011	242,199	241,293
Intangible asset amortization	3,903	4,029	11,855	12,688
Impairment of long-lived assets	—	7,712	24,929	7,712
Severance and restructuring expenses	151	228	2,387	6,767
Other operating expenses (income), net	1,678	(2,511)	3,759	(6,745)
Total operating expenses	221,824	223,544	687,939	680,087
Operating income	154,278	111,886	437,229	398,776
Interest and other income (expense), net	(2,669)	(230)	(11,209)	(1,956)
Income before provision for income taxes	151,609	111,656	426,020	396,820
Provision for income taxes	22,824	88,948	92,725	152,536
Income from continuing operations	128,785	22,708	333,295	244,284
Income from discontinued operations, net of tax	2,603	31,809	2,603	31,809
Net income	$131,388	$54,517	$335,898	$276,093

Earnings per share: basic
From continuing operations	$0.44	$0.08	$1.14	$0.83
From discontinued operations	0.01	0.11	0.01	0.11
Basic	$0.45	$0.19	$1.15	$0.94

Earnings per share: diluted
From continuing operations	$0.43	$0.07	$1.11	$0.81
From discontinued operations	0.01	0.11	0.01	0.11
Diluted	$0.44	$0.18	$1.12	$0.92

Shares used in the calculation of earnings per share:
Basic	292,888	292,276	292,048	292,829
Diluted	300,082	300,221	298,821	300,113

Dividends paid per share	$0.24	$0.22	$0.72	$0.66

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)
Net income	$131,388	$54,517	$335,898	$276,093
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $37, $(6), $95 and $40, respectively	(64)	11	(166)	(69)
Unrealized gains (losses) on cash flow hedges, net of tax benefit (expense) of $288, $(333), $70, and $(187), respectively	(631)	581	(248)	325
Tax effect of the unrealized exchange gain (loss) on long-term intercompany receivables	(1,885)	(1,073)	(3,433)	416
Unrealized gains (losses) on post-retirement benefits, net of tax benefit (expense) of $(178), $155, $(346) and $85, respectively	405	250	1,659	371
Other comprehensive income (loss)	(2,175)	(231)	(2,188)	1,043
Total comprehensive income	$129,213	$54,286	$333,710	$277,136

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$335,898	$276,093
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	64,955	68,977
Depreciation and amortization	155,945	157,542
Deferred taxes	28,185	29,535
In process research and development written-off	2,800	1,600
Tax benefit (shortfall) related to stock-based compensation	7,839	1,804
Impairment of long lived assets	24,929	7,712
Excess tax benefit from stock-based compensation	(16,131)	(12,235)
Loss (gain) from sale of property, plant and equipment	(2,536)	(6,236)
Loss (gain) on sale of discontinued operations	(3,285)	(45,372)
Loss (gain) from sale of investments in privately-held companies	—	(1,811)
Changes in assets and liabilities:
Accounts receivable	17,415	1,944
Inventories	(27,588)	21,658
Other current assets	(18,401)	(11,123)
Accounts payable	(25,549)	13,713
Income taxes payable	57,038	114,638
Deferred revenue on shipments to distributors	(429)	(8,152)
All other accrued liabilities	2,450	(43,659)
Net cash provided by (used in) operating activities	603,535	566,628

Cash flows from investing activities:
Purchase of property, plant and equipment	(167,750)	(187,738)
Proceeds from sale of property, plant and equipment	14,658	15,483
Acquisitions	—	(166,287)
Proceeds from sale of discontinued operations	—	56,607
Purchases of available-for-sale securities	—	(25,108)
Purchases of privately-held companies	—	(1,980)
Proceeds from sale of investments in privately-held companies	—	3,225
Proceeds from maturity of available-for-sale securities	50,000	—
Net cash provided by (used in) investing activities	(103,092)	(305,798)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	16,131	12,235
Contingent consideration paid	(7,476)	—
Repayment of notes payable	(1,201)	(20,406)
Issuance of debt, net of issuance costs	491,145	—
Net issuance of restricted stock units	(21,586)	(22,661)
Proceeds from stock options exercised	65,293	36,559
Issuance of employee stock purchase plan	16,768	14,906
Repurchase of common stock	(181,914)	(190,130)
Dividends paid	(210,683)	(193,323)
Net cash provided by (used in) financing activities	166,477	(362,820)
Net increase (decrease) in cash and cash equivalents	666,920	(101,990)
Cash and cash equivalents:
Beginning of period	881,060	962,541
End of period	$1,547,980	$860,551
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$13,115	$31,153
Cash paid for interest	$5,377	$5,653
Noncash financing and investing activities:

Accounts payable related to property, plant and equipment purchases	$19,171	$23,701
Fair value of notes receivable assumed on sale of assets held for sale and discontinued operations	$15,290	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the "Company" or "Maxim Integrated") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 30, 2013 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2013 is a 52-week fiscal year and fiscal year 2012 was a 53-week fiscal year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

(i) New Accounting Updates Recently Adopted
In the first quarter of fiscal year 2013, the Company adopted Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The adoption of these amended standards impacted the presentation of other comprehensive income, as the Company elected to present two separate but consecutive statements, but did not impact our financial position or results of operations.
(ii) Recent Accounting Updates Not Yet Effective
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)- Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 will be effective for our first quarter of fiscal year 2014.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consist of:

	March 30, 2013	June 30, 2012
Accounts Receivable:	(in thousands)
Accounts receivable	$314,849	$329,990
Returns and allowances	(14,803)	(12,529)
	$300,046	$317,461

Inventories consist of:

	March 30, 2013	June 30, 2012
Inventories:	(in thousands)
Raw materials	$15,140	$11,922
Work-in-process	181,626	149,603
Finished goods	71,252	80,637
	$268,018	$242,162

Property, plant and equipment, net consist of:

	March 30, 2013	June 30, 2012
Property, plant and equipment:	(in thousands)
Land	$62,093	$65,007
Buildings and building improvements	360,079	348,727
Machinery and equipment	2,072,651	2,105,905
	2,494,823	2,519,639
Less: accumulated depreciation and amortization	(1,125,918)	(1,166,033)
	$1,368,905	$1,353,606

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 30, 2013				As of June 30, 2012
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$381,548	$—	$—	$381,548	$602,462	$—	$—	$602,462
Certificates of deposit (1)	—	77	—	77	—	6,182	—	6,182
Government agency securities (2)	—	25,095	—	25,095	—	75,326	—	75,326
Foreign currency forward contracts (3)	—	206	—	206	—	642	—	642
Total Assets	$381,548	$25,378	$—	$406,926	$602,462	$82,150	$—	$684,612

Liabilities
Foreign currency forward contracts (4)	$—	$1,007	$—	$1,007	$—	$507	$—	$507
Contingent Consideration (4)	—	—	13,487	13,487	—	—	17,737	17,737
Total Liabilities	$—	$1,007	$13,487	$14,494	$—	$507	$17,737	$18,244

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 30, 2013 and for the year ended June 30, 2012:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	March 30, 2013	June 30, 2012
Contingent Consideration	(in thousands)
Beginning balance	$17,737	$8,800
Total gains or losses (realized and unrealized):
Included in earnings	3,226	1,670
Additions	—	11,354
Payments	(7,476)	(4,087)
Ending balance	$13,487	$17,737

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$3,226	$1,670

The valuation of contingent consideration is based on a probability weighted earnout model which relies primarily on estimates of milestone achievements and discount rates applicable for the period expected payout. The most significant unobservable input used in the determination of estimated fair value of contingent consideration is the estimates on the likelihood of milestone achievements, which directly correlates to the fair value recognized in the Condensed Consolidated Balance Sheets.

The fair value of this liability is estimated quarterly by management based on inputs received from the Company's engineering and finance personnel. The determination of the milestone achievement is performed by the Company's business units and reviewed by the accounting department. Potential valuation adjustments are made as the progress toward achieving milestones becomes determinable, with the impact of such adjustments being recorded through Other operating expenses (income), net.

During the nine months ended March 30, 2013 and the year ended June 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Assets measured at fair value on a non-recurring basis were as follows:

As of March 30, 2013, none of the Company's assets and liabilities were measured at fair value on a nonrecurring basis.

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

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 30, 2013				June 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$25,037	$58	$—	$25,095	$75,007	$319	$—	$75,326
Total available-for-sale investments	$25,037	$58	$—	$25,095	$75,007	$319	$—	$75,326

In the nine months ended March 30, 2013 and the year ended June 30, 2012, Maxim Integrated did not recognize any impairment charges on short-term investments.
The government agency securities outstanding are maturing on December 18, 2013.
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

	As of March 30, 2013			As of June 30, 2012
	Gross Notional(1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$43,325	$156	$780	$37,955	$150	$459

Derivatives not designated as hedging instruments
Foreign exchange contracts	45,331	50	227	35,105	492	48
Total derivatives	$88,656	$206	$1,007	$73,060	$642	$507
(1) Represents the face amounts of contracts that were outstanding as of March 30, 2013 and June 30, 2012, as applicable.
Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the nine months ended March 30, 2013 and the year ended June 30, 2012.

	March 30, 2013	June 30, 2012
	(in thousands)
Beginning balance	$309	$(234)
Gain (loss) reclassified to income	(605)	653
Loss (gain) recorded in other comprehensive loss	919	(110)
Ending balance	$623	$309

Maxim Integrated expects to reclassify an estimated net accumulated other comprehensive gain of $0.4 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

The before-tax effect of cash flow derivative instruments for the three and nine months ended March 30, 2013 and March 31, 2012 was as follows:

	Loss (Gain) Reclassified from Accumulated OCI into Income (Effective portion)
		Three Months Ended		Nine Months Ended
	Location	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net revenues	$—	$(52)	$(122)	$193
Foreign exchange contracts	Cost of goods sold	(257)	44	952	171
Foreign exchange contracts	Operating expenses	235	(266)	(225)	(41)
Total cash flow hedges		$(22)	$(274)	$605	$323
The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and nine months ended March 30, 2013 and March 31, 2012 was as follows:

	Gain (Loss) Recognized in Income on Derivative Instrument
		Three Months Ended		Nine Months Ended
	Location	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
		(in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$1,664	$(199)	$984	$779
Total		$1,664	$(199)	$984	$779

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sale), are as follows:

In United States Dollars	March 30, 2013	June 30, 2012
	(in thousands)
Euro	$7,319	$(10,686)
Japanese Yen	(8,904)	(2,254)
British Pound	(5,709)	(575)
Philippine Peso	17,143	15,443
Thai Baht	4,552	4,264
Other Currencies	2,109	—
Total	$16,510	$6,192

Long-term debt
The following table summarizes the Company's long-term debt:

	March 30, 2013	June 30, 2012
	(in thousands)
3.45% fixed rate notes due June 2013	$300,000	$300,000
3.375% fixed rate notes due March 2023	500,000	—
SensorDynamics Debt (Denominated in Euro)
Term fixed rate notes (2.0%-2.5%) due up to September 2015	6,459	6,285
Amortizing fixed rate notes (1.5%-2.75%) due up to June 2014	226	1,127
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 2014	1,202	1,676
Total	807,887	309,088
Less: Current portion	(304,314)	(303,496)
Total long-term debt	$503,573	$5,592

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.38% senior unsecured and unsubordinated notes ("$500 million notes") due in 2023, with an effective interest rate of 3.51%. Interest on the $500 million notes will be payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013. The $500 million notes are governed by base and supplemental indentures dated June 10, 2010 and March 18, 2013, respectively, between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds of the offering were approximately $491 million, after issuing at a discount and deducting paid expenses, and are included in the financing activities in the Consolidated Statement of Cash Flows.

Prior to December 15, 2022 (three months prior to the maturity date), the Company may redeem all or a portion of the $500 million notes at its option at any time or from time to time at a redemption price equal to the greater of:

•	Principal amount plus accrued and unpaid interest; and

•
the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued ) discounted to the redemption date on a semiannual basis at the Treasury Rate (as defined in the Indenture) plus 25 basis points, plus accrued and unpaid interest on the principal amount being redeemed to, but excluding, the redemption date.

On or after December 15, 2022 (three months prior to the maturity date), the Company may redeem all or a portion of the $500 million notes at its option at any time or from time to time at a redemption price equal to the principal amount plus accrued and unpaid interest on the principal amount being redeemed.

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net over the life of the notes. Interest expense associated with the notes was $3.8 million and $3.0 million during the three months ended March 30, 2013 and March 31, 2012, respectively. Interest expense associated with the notes was $9.6 million and $10.1 million during the nine months ended March 30, 2013 and March 31, 2012, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of Maxim Integrated's debt was approximately $814 million at March 30, 2013. The estimated fair value of the debt is based primarily on quoted market prices.

Other Financial Instruments
For the balance of Maxim Integrated's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013				March 31, 2012
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$337	$2,120	$598	$3,055	$470	$2,217	$412	$3,099
Research and development	1,440	7,116	1,480	10,036	1,742	8,203	1,602	11,547
Selling, general and administrative	1,157	4,764	601	6,522	1,836	5,072	484	7,392
Pre-tax stock-based compensation expense	$2,934	$14,000	$2,679	$19,613	4,048	$15,492	$2,498	$22,038
Less: income tax effect				2,847				4,061
Net stock-based compensation expense				$16,766				$17,977

	Nine Months Ended
	March 30, 2013				March 31, 2012
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,212	$6,863	$1,651	$9,726	$1,552	$7,181	$1,315	$10,048
Research and development	5,557	24,727	4,215	34,499	6,237	27,368	4,112	37,717
Selling, general and administrative	3,998	15,035	1,697	20,730	4,968	14,975	1,269	21,212
Pre-tax stock-based compensation expense	$10,767	$46,625	$7,563	$64,955	$12,757	$49,524	$6,696	$68,977
Less: income tax effect				11,617				15,329
Net stock-based compensation expense				$53,338				$53,648

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

The fair value of share-based awards granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Expected holding period (in years)	4.9	4.8	5.3	5.1
Risk-free interest rate	0.8%	0.8%	0.7%	1.3%
Expected stock price volatility	37.5%	38.6%	37.8%	36.8%
Dividend yield	3.4%	3.5%	3.3%	3.2%

	ESPP
	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected stock price volatility	26.1%	32.2%	26.1%	32.2%
Dividend yield	3.6%	3.8%	3.6%	3.8%

The weighted-average fair value of stock options granted was $7.39 and $6.53 per share for the three months ended March 30, 2013 and March 31, 2012, respectively. The weighted-average fair value of RSUs granted was $29.48 and $25.38 per share for the three months ended March 30, 2013 and March 31, 2012, respectively.

The weighted-average fair value of stock options granted was $6.69 and $5.85 per share for the nine months ended March 30, 2013 and March 31, 2012, respectively. The weighted-average fair value of RSUs granted was $25.08 and $20.46 per share for the nine months ended March 30, 2013 and March 31, 2012, respectively.

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 30, 2013 and their activity for the nine months ended March 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2012	24,234,994	$25.20
Options Granted	2,734,760	27.41
Options Exercised	(3,526,585)	18.41
Options Cancelled	(2,787,116)	35.09
Balance at March 30, 2013	20,656,053	$25.83	3.6	$161,335,027
Exercisable, March 30, 2013	10,465,420	$29.79	2.0	$61,145,026
Vested and expected to vest, March 30, 2013	19,374,026	$25.97	3.4	$151,092,550

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on March 29, 2013, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 30, 2013.

As of March 30, 2013, there was $35.3 million of total unrecognized stock compensation cost related to 10.2 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of March 30, 2013 and their activity during the nine months ended March 30, 2013:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2012	8,923,454
Restricted stock units granted	2,864,915
Restricted stock units released	(2,360,280)
Restricted stock units cancelled	(739,441)
Balance at March 30, 2013	8,688,648	2.7	$276,614,866
Outstanding and expected to vest, March 30, 2013	7,805,947	2.7	$246,589,880

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on March 29, 2013, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 30, 2013.

The Company withheld shares totaling $7.9 million and $21.6 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and nine months ended March 30, 2013, respectively. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 30, 2013, there was $127.6 million of unrecognized compensation expense related to 8.7 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Employee Stock Purchase Plan

As of March 30, 2013, there was $1.7 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Income from continuing operations	$128,785	$22,708	$333,295	$244,284
Income from discontinued operations	2,603	31,809	2,603	31,809
Net income	$131,388	$54,517	$335,898	$276,093

Denominator for basic earnings per share	292,888	292,276	292,048	292,829
Effect of dilutive securities:
Stock options, ESPP and RSUs	7,194	7,945	6,773	7,284
Denominator for diluted earnings per share	300,082	300,221	298,821	300,113

Earnings per share: basic
From continuing operations	$0.44	$0.08	$1.14	$0.83
From discontinued operations	0.01	0.11	0.01	0.11
Basic	$0.45	$0.19	$1.15	$0.94

Earnings per share: diluted
From continuing operations	$0.43	$0.07	$1.11	$0.81
From discontinued operations	0.01	0.11	0.01	0.11
Diluted	$0.44	$0.18	$1.12	$0.92
Approximately 9.0 million and 12.2 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 30, 2013 and March 31, 2012, respectively. Approximately 10.6 million and 14.1 million stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 30, 2013 and March 31, 2012, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC No. 280, Segment Reporting ("ASC 280").

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

All of the Company's operating segments share similar long term financial performance as they have similar economic characteristics, including gross margins. The causes for variation among the Company's operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes the Company's operating segments based upon changes in customers, end-markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customers' ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)
United States	$63,784	$69,273	$185,765	$220,714
China	225,808	254,414	767,192	791,240
Korea	73,362	39,958	194,357	147,397
Vietnam	79,314	32,532	186,520	82,097
Rest of Asia	71,917	83,586	239,384	276,887
Europe	75,734	75,933	213,582	230,566
Rest of World	14,965	15,516	46,465	49,672
	$604,884	$571,212	$1,833,265	$1,798,573

Net long-lived assets by geographic region were as follows:

	March 30, 2013	June 30, 2012
	(in thousands)
United States	$1,044,700	$957,982
Philippines	189,514	247,681
Thailand	79,366	99,308
Rest of World	55,325	48,635
	$1,368,905	$1,353,606

NOTE 9: COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Loss were as follows:

	March 30, 2013	June 30, 2012
	(in thousands)
Tax effect of the unrealized exchange loss on long-term intercompany receivables	$(9,902)	$(6,469)
Unrealized gain (loss) on post-retirement benefits	(5,784)	(7,444)
Cumulative translation adjustment	(1,527)	(1,527)
Unrealized gain (loss) on cash flow hedges	(444)	(196)
Unrealized gain (loss) on available-for-sale securities	36	202
Accumulated Other Comprehensive Loss	$(17,621)	$(15,434)

NOTE 10: INCOME TAXES

In the three and nine months ended March 30, 2013, the Company recorded an income tax provision of $22.8 million and $92.7 million, respectively, compared to an income tax provision of $88.9 million and $152.5 million in the three and nine months ended March 31, 2012, respectively. In addition, the Company recorded income tax that was netted against income from discontinued operations of $0.7 million for the three and nine months ended March 30, 2013 and $13.6 million for the three and nine months ended March 31, 2012.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and nine months ended March 30, 2013 was lower than the amount computed by applying the statutory tax rate primarily because the earnings of foreign subsidiaries were taxed at lower rates. The Company's income tax provision for the three and nine months ended March 30, 2013 included a $7.1 million benefit for research tax credits for the fiscal year 2012 and first two quarters of fiscal year 2013 that were generated by the retroactive extension of the federal research tax credit to January 1, 2012 by legislation that was signed into law on January 2, 2013. The Company's income tax provision for the nine months ended March 30, 2013 included a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.

The Company's income tax provision for the three and nine months ended March 31, 2012 was higher than the amount computed by applying the statutory tax rate primarily because of a $56.0 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.
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

During the nine months ended March 30, 2013, the Company repurchased approximately 6.4 million shares of its common stock for $181.9 million. As of March 30, 2013, the Company had remaining authorization to repurchase up to an additional $369.3 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 13: ACQUISITIONS

Acquisitions completed through third quarter of fiscal year 2013

Maxim has not completed any acquisitions in the nine months ended March 30, 2013; however, Maxim paid $7.5 million in contingent consideration relating to certain acquisitions completed in prior years during the nine months ended March 30, 2013. Total contingent consideration that could still be paid out in the future related to acquisitions completed in prior years is $16.9 million.

Acquisitions completed during fiscal year 2012

The purchase price allocation for acquisitions completed in fiscal year 2012 is set forth in the table below, including work performed by third-party valuation specialists.

Pro forma results of operations for these acquisitions have not been presented because they are not material to Maxim Integrated's condensed consolidated income, either individually or in the aggregate. Revenue and earnings per share for the acquired businesses since the date of acquisition through March 30, 2013 were not provided as they are not material. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not expected to be deductible for tax purposes. Acquisition costs for fiscal year 2012 were not material.

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

The following table presents details of the Company's intangible assets acquired through business combinations completed during fiscal year 2012 (in thousands, except years):

	Intellectual Property		Customer Relationships		Tradename		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount
SensorDynamics	7.0	$16,400	7.0	$4,100	3.0	$400	$20,900
Other acquisitions	9.2	15,340	3.0	2,500	0.0	—	17,840
Total		$31,740		$6,600		$400	$38,740
Weighted Average (in Years)	8.1		5.5		3.0

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

Activity and goodwill balances for the nine months ended March 30, 2013 were as follows:

Goodwill
(in thousands)
Balance at June 30, 2012	$423,073
Adjustments	(990)
Divestiture	(79)
Balance at March 30, 2013	$422,004

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	3-10 years
Tradename	3 years
Backlog	1 year

Intangible assets consisted of the following:

	March 30, 2013			June 30, 2012
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$231,912	$131,486	$100,426	$227,912	$102,501	$125,411
Customer relationships	95,230	50,770	44,460	95,230	39,583	55,647
Backlog	6,400	6,400	—	6,400	6,400	—
Tradename	2,100	1,875	225	2,100	1,525	575
Total amortizable purchased intangible assets	335,642	190,531	145,111	331,642	150,009	181,633
IPR&D	20,480	—	20,480	27,280	—	27,280
Total purchased intangible assets	$356,122	$190,531	$165,591	$358,922	$150,009	$208,913

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)
Cost of goods sold	$7,777	$9,787	$26,217	$27,301
Intangible asset amortization	3,903	4,029	11,855	12,688
Total intangible asset amortization expenses	$11,680	$13,816	$38,072	$39,989
The following table represents the estimated future amortization expense of intangible assets as of March 30, 2013:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2013	$11,447
2014	43,759
2015	41,536
2016	28,244
2017	18,233
2018	1,455
Thereafter	437
Total intangible assets	$145,111

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

NOTE 16: DISCONTINUED OPERATIONS

On December 31, 2012, the Company sold its video processing product line to GEO Semiconductor, Inc. ("GEO") for a total estimated consideration valued at $8.5 million.

In January 2012, the Company sold its clock synchronization business (the "Clocks Business") for a total sale price of approximately $44.0 million. No further proceeds from the sale are expected. The Clocks Business formed part of the Company's Comm Timing reporting unit.

In February 2012, the Company also sold certain future technologies, including die types that will result in future products, in the storage area. The total sale price for this transaction was approximately $15.0 million. No further proceeds from the sale are expected. The technologies and die types sold formed part of the Company's Storage reporting unit.

As a result of the fiscal year 2012 transactions, the Company recognized a gain on sale of discontinued operations of $31.8 million, net of income taxes. This gain reflects cash received, less transaction costs and the net carrying value of assets and liabilities transferred.

The Company has not disclosed and included in discontinued operations the impact of historical revenue, pre- or post- tax profit or loss related to discontinued operations for any of the prior periods presented as the impact was immaterial to the Company's condensed consolidated financial statements.

Selected financial information related to discontinued operations follows:

	March 30, 2013	March 31, 2012
	(in thousands)
Gain on sale of discontinued operations	$3,285	$45,372
Income tax expense	(682)	(13,563)
Gain on discontinued operations, net of tax	$2,603	$31,809

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and related allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets, intangible assets, and goodwill; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and operating expenses. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on our reported results of operations for a given period.

There have been no material changes during the nine months ended March 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.8%	41.3%	38.6%	40.0%
Gross margin	62.2%	58.7%	61.4%	60.0%
Operating expenses:
Research and development	22.2%	23.8%	22.0%	23.3%
Selling, general and administrative	13.5%	13.7%	13.2%	13.4%
Intangible asset amortization	0.6%	0.7%	0.6%	0.7%
Impairment of long-lived assets	—%	1.4%	1.4%	0.4%
Severance and restructuring expenses	—%	—%	0.1%	0.4%
Other operating expenses (income), net	0.4%	(0.4)%	0.2%	(0.4)%
Total operating expenses	36.7%	39.2%	37.5%	37.8%
Operating income	25.5%	19.5%	23.9%	22.2%
Interest and other income (expense), net	(0.4)%	—%	(0.6)%	(0.1)%
Income before provision for income taxes	25.1%	19.5%	23.3%	22.1%
Provision for income taxes	3.8%	15.6%	5.1%	8.5%
Income from continuing operations	21.3%	3.9%	18.2%	13.6%
Income from discontinued operations, net of tax	0.4%	5.6%	0.1%	1.8%
Net income	21.7%	9.5%	18.3%	15.4%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Cost of goods sold	0.5%	0.5%	0.5%	0.6%
Research and development	1.7%	2.0%	1.9%	2.0%
Selling, general and administrative	1.1%	1.3%	1.1%	1.2%
	3.3%	3.8%	3.5%	3.8%

Net Revenues

Net revenues were $604.9 million and $571.2 million for the three months ended March 30, 2013 and March 31, 2012, respectively, an increase of 5.9%. Net revenues were $1,833.3 million and $1,798.6 million for the nine months ended March 30, 2013 and March 31, 2012, respectively, an increase of 1.9%. We classify our shipments by four major end market categories: Communications, Computing, Consumer and Industrial. Net shipments increased during the three and nine months ended March 30, 2013 as compared to the three and nine months ended March 31, 2012 due to improved demand for our products that we supply into the consumer markets, primarily from continued growth in smart phones and tablets offered by our customers. This increase was offset by a decline in our notebook business in the computing market due to our past exit of certain notebook products with low gross margin.

During the three months ended March 30, 2013 and March 31, 2012, approximately 89% and 88% of net revenues, respectively, were derived from customers outside of the U.S. During the nine months ended March 30, 2013 and March 31, 2012, approximately 90% and 88% of net revenues, respectively, were derived from customers outside of the U.S. While the majority of these sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and nine months ended March 30, 2013 and March 31, 2012 was immaterial.

Gross Margin

Our gross margin percentages were 62.2% and 58.7% for the three months ended March 30, 2013 and March 31, 2012, respectively. The gross margin increased primarily due to improved manufacturing efficiencies and lower inventory reserves.

Our gross margin percentages were 61.4% and 60.0% for the nine months ended March 30, 2013 and March 31, 2012, respectively. The gross margin increased primarily due to lower inventory reserve and lower miscellaneous period costs none of which is individually significant.

Research and Development

Research and development expenses were relatively flat at $134.1 million and $136.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively, which represented 22.2% and 23.8% of net revenues, respectively. There were no significant fluctuations in line items making up the research and development expenses.

Research and development expenses were $402.8 million and $418.4 million for the nine months ended March 30, 2013 and March 31, 2012, respectively, which represented 22.0% and 23.3% of net revenues, respectively. The $15.6 million decrease was primarily attributable to a decrease in salaries and related expenses of $10.2 million as a result of decreased headcount due to fiscal year 2012 restructuring and divestitures.

Selling, General and Administrative

Selling, general and administrative expenses were $82.0 million and $78.0 million for the three months ended March 30, 2013 and March 31, 2012, respectively, which represented 13.5% and 13.7% of net revenues, respectively. The $4.0 million increase was primarily attributable to an increase in sales and marketing expenses of $2.6 million due to the Company's branding and other marketing programs.

Selling, general and administrative expenses were relatively flat at $242.2 million and $241.3 million for the nine months ended March 30, 2013 and March 31, 2012, respectively, which represented 13.2% and 13.4% of net revenues, respectively. There were no significant fluctuations in line items making up the selling, general and administrative expenses.

Impairment of Long-lived Assets

Impairment of long lived assets was $0.0 million and $24.9 million in the three and nine months ended March 30, 2013, respectively. The impairment was primarily due to the transition to utilizing newer, more efficient manufacturing equipment. The Company recorded a charge for the write-down of the equipment to its estimated fair value.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $1.7 million and $(2.5) million during the three months ended March 30, 2013 and March 31, 2012, respectively. The net increase in expense was primarily driven by lower gains on sale of the Company's facilities of $4.2 million.

Other operating expenses (income), net were $3.8 million and $(6.7) million during the nine months ended March 30, 2013 and March 31, 2012, respectively. The net increase in expense was primarily driven by lower gains on sale of the Company's facilities of $4.2 million and a decrease in payroll related tax reserves of $4.3 million due to the lapse of statute of limitations.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(2.7) million and $(0.2) million for the three months ended March 30, 2013 and March 31, 2012, respectively. This net increase in expense was primarily driven by an increase in net foreign exchange losses of $1.7 million attributable mainly to U.S. dollar appreciation during the period against the Japanese Yen.

Interest and other income (expense), net were $(11.2) million and $(2.0) million for the nine months ended March 30, 2013 and March 31, 2012, respectively. This net increase in expense was primarily driven by a net increase in foreign exchange losses of $8.5 million attributable mainly to U.S. dollar appreciation during the period against the Japanese Yen.

Provision for Income Taxes

In the three and nine months ended March 30, 2013, the Company recorded an income tax provision of $22.8 million and $92.7 million respectively, compared to an income tax provision of $88.9 million and $152.5 million in the three and nine months ended March 31, 2012, respectively. In addition, the Company recorded income tax that was netted against income from discontinued operations of $0.7 million for the three and nine months ended March 30, 2013 and $13.6 million for the three and nine months ended March 31, 2012.

The Company's federal statutory tax rate is 35%. The Company's income tax provision for the three and nine months ended March 30, 2013 was lower than the amount computed by applying the statutory tax rate primarily because the earnings of foreign subsidiaries were taxed at lower rates. The Company's income tax provision for the three and nine months ended March 30, 2013 included a $7.1 million benefit for research tax credits for the fiscal year 2012 and first two quarters of fiscal year 2013 that was generated by the retroactive extension of the federal research tax credit to January 1, 2012 by legislation that was signed into law on January 2, 2013. The Company's income tax provision for the nine months ended March 30, 2013 included a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.

The Company's income tax provision for the three and nine months ended March 31, 2012 was higher than the amount computed by applying the statutory tax rate primarily because of a $56.0 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.
In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

Discontinued operations

In the third quarter of fiscal year 2013, the Company sold its video processing product line for a total estimated consideration valued at $8.5 million. As a result of this transaction the Company recognized a gain on sale of discontinued operations of $2.6 million, net of income taxes.

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

BACKLOG

At March 30, 2013 and December 29, 2012, our current quarter backlog was approximately $386 million and $353 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial condition

Cash flows were as follows:

	Nine Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Net cash provided by (used in) operating activities	$603,535	$566,628
Net cash provided by (used in) investing activities	(103,092)	(305,798)
Net cash provided by (used in) financing activities	166,477	(362,820)
Net increase (decrease) in cash and cash equivalents	$666,920	$(101,990)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the nine months ended March 30, 2013 increased by approximately $36.9 million compared with the nine months ended March 31, 2012. This was due to a higher net income of $59.8 million and lower gain on discontinued operations of $42.1 million as we divested the clock synchronization business and certain future technologies relating to the Storage reporting unit in fiscal year 2012, as compared to only the video processing product line divestiture in fiscal year 2013. These increases were offset by a net cash flow increase in inventory of $49.2 million to support future higher quarterly revenue levels.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $202.7 million for the nine months ended March 30, 2013 compared with the nine months ended March 31, 2012. The decrease was primarily due to decreases in cash used for acquisitions of $166.3 million relating to SensorDynamics and other fiscal year 2012 acquisitions.

Financing activities

Financing cash flows consist primarily of repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $529.3 million for the nine months ended March 30, 2013 compared with the nine months ended March 31, 2012. The decrease was primarily due to the issuance of the $500 million notes net of paid issuance cost and discount of $8.9 million and higher proceeds received on exercise of stock options of $28.7 million due to a higher average share price over the period.

Liquidity and Capital Resources
Debt Levels
On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.38% senior unsecured and unsubordinated notes due March 15, 2023. (Please refer to Note 5: Financial Instruments to the Condensed Consolidated Financial Statements).

On June 17, 2010, the Company completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes due on June 14, 2013, which the Company anticipates paying on the due date. In addition, on July 18, 2011, we acquired certain fixed and floating rate notes in conjunction with our acquisition of SensorDynamics.

Outstanding debt is at $808 million and $309 million as of March 30, 2013 and June 30, 2012, respectively, bearing weighted average interest rates of 3.48% and 3.45% for the nine months ended March 30, 2013 and for the year ended June 30, 2012, respectively.

As of March 30, 2013, our available funds consisted of $1,573.1 million in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of March 30, 2013, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The impact of inflation and changing prices on the Company's net revenues and on operating income during the nine months ended March 30, 2013 and March 31, 2012 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 30, 2013. Our management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures were effective as of March 30, 2013. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the nine months ended March 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended March 30, 2013:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Dec. 30, 2012 - Jan. 26, 2013	385	$29.70	385	$424,185
Jan. 27, 2013. - Feb. 23, 2013	410	31.94	410	411,089
Feb.24, 2013 - Mar. 30, 2013	1,300	32.15	1,300	369,291
Total for the quarter	2,095	$31.66	2,095	$369,291

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

In the fiscal quarter ended March 30, 2013, the Company repurchased approximately 2.1 million shares of its common stock for approximately $66.3 million. As of March 30, 2013, the Company had remaining authorization to repurchase up to an additional $369.3 million of the Company's common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 30, 2013, (ii) Condensed Consolidated Balance Sheets at March 30, 2013 and June 30, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended March 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 30, 2013 and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity indicated.

April 25, 2013	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)