Form 10-K
period 2013-06-29
MAXIM INTEGRATED PRODUCTS INC
filed 2013-08-13
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 29, 2012 as reported by The NASDAQ Global Select Market was $4,964,449,939. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 2, 2013: 284,887,664.
Documents Incorporated By Reference:

(1)
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement for Maxim Integrated Products, Inc.'s 2013 Annual Meeting of Stockholders, to be filed subsequently.

MAXIM INTEGRATED PRODUCTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item 1A - Risk Factors and in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, manufacturing plans, pending litigation, effective tax rates, and tax reserves for uncertain tax positions, and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "forecast," "believe," "should," "could," "intend," "will," "may," "might," "plan," "seek," "project," and variations of such words and similar words or expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" that appears in Part I, Item 1A of this Annual Report and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission ("SEC"). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

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

We are a Delaware corporation originally incorporated in California in 1983. The mailing address for our headquarters is 160 Rio Robles, San Jose, California 95134, and our telephone number is (408) 601-1000. Additional information about us is available on our website at www.maximintegrated.com.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal year 2013 was a 52-week fiscal year, fiscal year 2012 was a 53-week fiscal year, and fiscal year 2011 was a 52-week fiscal year.

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports or statements filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We also use our Investor Relations website at www.maximintegrated.com/company/investor as a routine channel for distribution of other important information, such as news releases, analyst presentations and financial information. We assume no obligation to update or revise any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, unless we are required to do so by applicable laws. A copy of this Annual Report is available without charge upon written request to: Investor Relations, Maxim Integrated Products, Inc., 160 Rio Robles, San Jose, California 95134.

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

Our linear and mixed signal products serve four major end-markets. These major end-markets and their corresponding market are noted in the table below:

MAJOR END-MARKET	MARKET

COMMUNICATIONS	Basestations
Network & Datacom
Telecom
Other Communications

COMPUTING	Data Storage
Financial Terminals
Notebook Computers
Server & Desktop Computers
Peripherals & Other Computing

CONSUMER	Cell Phones
Digital Cameras
Handheld Computers
Home Entertainment & Appliances
Other Consumer

INDUSTRIAL	Automatic Test Equipment
Automotive
Control & Automation
Electronic Instrumentation
Medical
Military & Aerospace
Security
Utility & Other Meters
Other Industrial

Product Quality

Based on industry standard requirements, we conduct reliability stress testing on the products we manufacture and sell. Through this testing, we can detect and accelerate the presence of defects that may arise over the life of a product. We employ a system addressing quality and reliability of our products from initial design through wafer fabrication, assembly, testing and final shipment. We have received ISO 9001/2, TS 16949 and ISO 14001 certifications for all wafer fabrication, assembly, final test and shipping facilities.

Manufacturing

We utilize our own wafer fabrication facilities as well as third party foundries for the production of our wafers. The majority of processed wafers are subject to parametric and functional testing at our facilities. The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. As a result, many different process technologies are currently used for wafer fabrication of our products. Historically, wafer fabrication of analog integrated circuits has not required state-of-the-art processing equipment, although newer processes do utilize and require such state-of-the-art facilities and equipment. In addition, hybrid and module products are manufactured using a complex multi-chip technology featuring thin-film, laser-trimmed resistors and other active or passive components. We are expanding our internal and external manufacturing and test capacity to meet our future technology requirements.

During fiscal years 2013, 2012 and 2011, a large portion of our own wafer production occurred at one of our three owned wafer fabrication facilities at the following locations:

Facility Location	Fiscal Year Acquired
Beaverton, Oregon	1994
San Jose, California	1998
San Antonio, Texas	2004

In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation ("Epson"). In fiscal year 2010, we entered into a supply agreement with Powerchip Technology Corporation ("Powerchip") and Maxchip Electronics Corp. ("Maxchip") to provide 300mm and 200mm wafer capacity, respectively. Under these agreements, partner foundries (Epson, Powerchip and Maxchip) have manufactured some of our mixed-signal semiconductor products. These products are manufactured under rights and licenses using our proprietary technology at Epson's fabrication facility located in Sakata, Japan and at Powerchip and Maxchip's fabrication facilities in Hsinchu, Taiwan. In fiscal years 2013, 2012 and 2011, the products manufactured by our partner foundries represented 47%, 42% and 32%, respectively, of our total wafer production.

Once wafer manufacturing has been completed, wafers may be sorted in order to determine which integrated circuits on each wafer are functional and which are defective. We currently perform the majority of wafer sorting, final testing and shipping activities at two facilities located in Cavite, the Philippines and Chonburi Province, Thailand, although we also utilize independent subcontractors for some wafer sorting.

Where required, our wafer bump manufacturing facility located in Dallas, Texas is used to process wafers for products that utilize chip scale packaging ("CSP") or wafer level packaging ("WLP"). CSP or WLP enables integrated circuits to be attached directly to a printed circuit board without the use of a traditional plastic package. In addition, we utilize independent subcontractors to perform wafer bump manufacturing to the extent we do not have the internal capacity or capabilities to perform such services. With the introduction of 300mm wafers into our manufacturing network, we have enabled subcontractors located in Taiwan to perform wafer bumping and testing of these wafers.

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

Certain distributors have agreements with us which allow for certain sales price rebates, price protection on certain inventory if we lower the price of our products. Certain distributor agreements also generally permit distributors to exchange a portion of certain purchases on a periodic basis. As is customary in the semiconductor industry, our distributors may also market other products that compete with our products.

Sales to certain international distributors are made under agreements which permit limited stock return privileges but not sales price rebates or price protection. The agreements generally permit distributors to exchange a portion of their purchases on a periodic basis. See "Critical Accounting Policies" in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements included in this Annual Report, which contains information regarding our revenue recognition policy.

We derived approximately 31% of our fiscal year 2013 revenue from sales made through distributors. Our primary distributor is Avnet Electronics which accounted for 14%, 13% and 14% of our revenues in fiscal years 2013, 2012 and 2011, respectively. Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Samsung, our largest single customer, accounted for approximately 28%, 20% and 12% of net revenues in fiscal years 2013, 2012 and 2011, respectively. No single product accounted for more than 10% of net revenues in fiscal years 2013, 2012 and 2011. Based on customers' ship-to locations, international sales accounted for approximately 88%, 88% and 85% of net revenues in fiscal years 2013, 2012 and 2011, respectively. See Note 12, "Segment Information" in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report.

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

Foreign Operations

We conduct business in numerous countries outside of the United States ("U.S."). Our international business is subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments.

Backlog

At June 29, 2013 and June 30, 2012, our current quarter backlog was approximately $357 million and $393 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

Research and Development

We believe that research and development is critical to our future success. Objectives for the research and development function include:

•	new product definition and development of differentiated products;

•	design of products with performance differentiation that achieve high manufacturing yield and reliability;

•	development of, and access to, manufacturing processes and advanced packaging;

•	development of hardware and software to support the acceptance and design-in of our products in the end customer's system; and

•	development of high-integration products across multiple end markets.

Our research and development plans require engineering talent and tools for process technologies, test development, packaging development, product definition, electronic design automation ("EDA"), circuit design, software development and applications support. Research and development expenses were $534.8 million, $552.4 million and $525.3 million in fiscal years 2013, 2012 and 2011, respectively. See "Research and Development" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

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

Our principal competitors include, but are not limited to, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, NXP Semiconductors NV, Semtech Corporation and Texas Instruments Inc. In addition, we compete with digital chipset providers, including Broadcom Corporation, Samsung System LSI and Qualcomm Inc. We expect increased competition in the future from other emerging and established companies.

Patents, Licenses, and Other Intellectual Property Rights

We rely upon both know-how and patents to develop and maintain our competitive position.

It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered by us to be more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from 2013 to 2033. We have also registered several of our trademarks and copyrights with the U.S. Patent and Trademark Office and in foreign jurisdictions.

Employees

As of June 29, 2013, we employed 9,019 persons.

Environmental Regulations

Our compliance with foreign, federal, state and local laws and regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive or financial position.

Executive Officers

For information regarding our current executive officers, see Part III, Item 10 of this Annual Report.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business.

We are dependent on a few large customers and market segments for a substantial portion of our revenues, the loss of which could materially affect our revenues and results of operations
We depend on a few large customers and market segments for a substantial portion of our net revenues. Samsung, our largest single customer, accounted for approximately 28%, 20% and 12% of net revenues in fiscal years 2013, 2012 and 2011, respectively. The delay, significant reduction in, or loss of, orders from these large customers or market segments (including curtailments of purchases due to a change in the design, manufacturing or sourcing policies or practices of these customers or the timing of customer inventory adjustments) or demands of price concessions from these customers could have a material adverse effect on our revenue and results of operations.

Cyclicality in the semiconductor industry may adversely affect our results of operations

Historically, the semiconductor industry has been cyclical and subject to significant and often rapid increases and decreases in demand for products and services. Our business and results of operations may be adversely affected if demand for our products and services decreases or if we are unable to meet an increase in demand without significantly increasing the lead-time for the delivery of our products and services.

Incorrect forecasts, reductions, cancellations or delays in orders for our products and volatility in customer demand could adversely affect our results of operations

As is customary in the semiconductor industry, customer orders may be canceled in most cases without penalty to the customers. Some customers place orders that require us to manufacture products and have them available for shipment, even though the customer may be unwilling to make a binding commitment to purchase all, or even any, of the products. In other cases, we manufacture products based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders, potentially leading to an initial inflation of backlog followed by a sharp reduction. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the ordered products are sold by the distributors. Because of the possibility of order cancellation, backlog should not be used as a measure of future revenues. Furthermore, canceled or unrealized orders, especially for products meeting unique customer requirements, may also result in an inventory of unsaleable products, causing potential inventory write-offs, some of which could be substantial.

Our operating results may be adversely affected by unfavorable economic and market conditions

The global economic environment could subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products. Accordingly, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, weakness in the market for end users of our products could harm the cash flow of our distributors and resellers who could then delay paying their obligations to us or experience other financial difficulties. This would further increase our credit risk exposure and potentially cause delays in our recognition of revenue on sales to these customers.

If economic or market conditions deteriorate globally, in the United States or in other key markets, our business, operating results, and financial condition may be materially and adversely affected.

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities

A number of factors may increase our future effective tax rates, including, but not limited to:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in our global structure that involve an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

•	the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the pending Internal Revenue Service audit of our tax returns for fiscal 2009-2011;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation;

•	changes in tax laws or the interpretation of such tax laws;

•	changes in generally accepted accounting principles; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

Our quarterly operating results may fluctuate, which could adversely impact our common stock price

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services;

•	Loss of a significant customer or significant customers electing to purchase from another supplier;

•	Reduced visibility into our customers' spending plans and associated revenue;

•	The level of price and competition in our product markets;

•	Our pricing practices, including our use of available information to maximize pricing potential;

•	The impact of the uncertain economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;

•	The overall movement toward industry consolidations among our customers and competitors;

•	Below industry-average growth of the non-consumer segments of our business;

•	Announcements and introductions of new products by our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements (introduced by us or our competitors);

•	Our ability to meet increases in customer orders in a timely manner;

•	Striking an appropriate balance between short-term execution and long-term innovation;

•	Our ability to develop, introduce, and market new products and enhancements and market acceptance of such new products and enhancements; and

•	Our levels of operating expenses.

Our stock price may be volatile

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which are beyond our control.
In addition, the market prices of securities of technology companies generally, including those in the semiconductor industry, have been and remain volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock may decline. Accordingly, you may not be able to resell shares of our common stock at a price equal to or higher than the price you paid for them.
Due to the nature of our compensation programs, many of our executive officers sell shares of our common stock each quarter or otherwise periodically, including pursuant to trading plans established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Regardless of the reasons for such sales, analysts and investors could view such actions in a negative light and the market price of our stock could be adversely affected as a result of such periodic sales.
Our independent distributors and sales representatives may terminate their relationship with us or fail to make payments on outstanding accounts receivable to us, which would adversely affect our financial results

A portion of our sales is realized through independent electronics distributors that are not under our direct control. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. In fiscal 2013, 31% of our revenues were generated from distributors, and 14% of our revenues were generated from Avnet, our primary world-wide distributor. We require certain foreign distributors to provide a letter of credit to us in an amount up to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not contractually protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, could be disruptive and harmful to our current business.

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

Our critical information systems, necessary for the operation of our business, are subject to interruptions and failures
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, including attacks that may result in theft of our intellectual property, failures and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures and physical damage to computers, hard drives, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could adversely impact the timely and efficient operation of our business.

We may encounter difficulties in the implementation of a new manufacturing execution system and global execution system, which may adversely affect our operations and financial reporting

We are in the process of implementing a new manufacturing execution system (“MES”) in our testing facilities that is scheduled to be completed in fiscal year 2014 as part of our ongoing efforts to improve the quality and productivity of our operations. In addition, we are in process of implementing a global execution system (“GES”) as part of our efforts to integrate inventory movement with our financial reporting system. Any difficulties in the implementation or operation of the MES or GES could increase the cost to test our products or disrupt the testing of our products. Such developments could materially adversely affect our results of operation and financial reporting.

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

Our operating results may be adversely affected by increased competition or our inability to timely develop new products through our research and development efforts

The marketplace for our products in constantly changing and we are required to make substantial ongoing investments in our research and development.  We experience intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than us, as well as greater technical resources and proprietary intellectual property rights than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line, sale of multiple chips for a price as part of a complete system solution and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to  companies with broader product lines, greater technical service and support capabilities and larger research and development budgets. We may be unable to compete successfully in the future against existing or new competitors and our operating results may be adversely affected by increased competition or our inability to timely develop new products to meet the needs of our customers.

Our dependence on subcontractors for assembly, test, freight, wafer fabrication and logistic services and certain manufacturing services may cause delays beyond our control in delivering products to our customers

We rely on subcontractors located in various parts of the world for assembly and CSP packaging services, freight and logistic services, wafer fabrication and sorting and testing services. None of the subcontractors we currently use are affiliated with us. Reliability problems experienced by our subcontractors or the inability to promptly replace any subcontractor could cause serious problems in delivery and quality resulting in potential product liability to us. Such problems could impair our ability to meet our revenue plan in the fiscal year period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations.

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

Shortage of raw materials or supply disruption of such raw materials could harm our business

The semiconductor industry has experienced a large expansion of fabrication capacity and production worldwide over time. As a result of increasing demand from semiconductor, solar and other manufacturers, availability of certain basic materials and supplies, and of subcontract services, has been limited from time to time over the past several years, and could come into short supply again if overall industry demand exceeds the supply of these materials and services in the future.

We purchase materials and supplies from many suppliers, some of which are sole-sourced. If the availability of these materials and supplies is interrupted, we may not be able to find suitable replacements. In addition, from time to time natural disasters can lead to a shortage of some materials due to disruption of the manufacturer's production. We continually strive to maintain availability of all required materials, supplies and subcontract services. However, we do not have long-term agreements providing for all of these materials, supplies and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a material adverse effect on our ability to achieve our production requirements.

Environmental, safety and health laws and regulations could force us to expend significant capital and incur substantial costs

Various foreign and domestic federal, state, and local government agencies impose a variety of environmental, safety and health laws and regulations on the storage, handling, use, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Historically, compliance with these regulations has not had a material adverse effect on our capital expenditures, earnings, or competitive or financial position. There can be no assurance, however, that interpretation and enforcement of current or future environmental, safety and health laws and regulations will not impose costly requirements upon us. Any failure by us to adequately control the storage, handling, use, discharge or disposal of regulated substances could result in fines, suspension of production, alteration of wafer fabrication processes and legal liability, which may materially adversely impact our financial condition, results of operations or liquidity.

Employee health benefit costs may negatively impact our profitability
With a large number of employees participating in our health benefit plans, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. While we have attempted to control these costs in recent years, there can be no assurance that we will be as successful in controlling such costs in the future. Continued increasing health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In addition, the Patient Protection and Affordable Care Act as well as other healthcare reform legislation being considered by Congress and state legislatures may increase our employee healthcare-related costs. While the most significant costs of the recent healthcare legislation enacted will not occur until after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could negatively impact our profitability.

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

Business interruptions from natural disasters could harm our ability to produce products

We operate our business in worldwide locations. Some of our facilities and those of our subcontractors are located in geologically unstable areas of the world and are susceptible to damage from natural disasters. In the event of a natural disaster, we may suffer a disruption in our operations that could adversely affect our results of operations.

Our financial condition, operations and liquidity may be materially adversely affected in the event of a catastrophic loss for which we are self-insured

We are primarily self-insured with respect to many of our commercial risks and exposures. Based on management's assessment and judgment, we have determined that it is generally more cost effective to self-insure these risks. The risks and exposures we self-insure include, but are not limited to, fire, property and casualty, natural disasters, product defects, political risk, general liability, theft, counterfeits, patent infringement, certain employment practice matters and medical benefits for many of our U.S. employees. Should there be catastrophic loss from events such as fires, explosions or earthquakes or other natural disasters, among many other risks, or adverse court or similar decisions in any area in which we are self-insured, our financial condition, results of operations and liquidity may be materially adversely affected.

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

Our results of operations could be adversely affected by warranty claims and product liability

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

We may pursue acquisitions and investments that could harm our operating results and may disrupt our business

Impairment of goodwill poses a financial risk for failed acquisitions. We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary or desirable to gain access to key technologies that we believe will complement our existing technical capability and support our business model objectives. Acquisitions, alliances and investments involve risks and uncertainties that may negatively impact our future financial performance. If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects that we currently do not foresee. We may also need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

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

Our ability to service our debt obligations, including $500 million of senior unsecured notes, requires sufficient cash flow from our future operations
In March 2013, the Company issued $500 million of 3.38% senior unsecured notes due 2023. Interest is payable semi-annually on March 15 and September 15. The debt indenture includes covenants that limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to secure debt funding in the future.  In circumstances involving a change of control of the Company followed by a downgrade of the rating of the Company's notes, the Company would be required to make an offer to repurchase these notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The Company's ability to repurchase the notes in such events may be limited by the Company's then-available financial resources or by the terms of other agreements to which the Company is a party. Although the Company currently has the funds necessary to retire this debt, funds might not be available to repay the notes when they become due in the future.

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

We may be materially adversely affected by currency fluctuations or changes in trade policies

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 88%, 88% and 85% of our net revenues in fiscal years 2013, 2012 and 2011, respectively, were from international sales. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products produced by our foreign competitors.

We are subject to a variety of domestic and international laws and regulations, including U.S. Customs and Export Regulations and the Foreign Corrupt Practices Act

Among other laws and regulations, we are subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business, and the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business.  While our Company policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other activities of the Company, which could have a material adverse impact on our results of operations and financial condition.

If we fail to attract and retain qualified personnel, our business may be harmed

Our success depends to a significant extent upon the continued service of our chief executive officer, our other executive officers, and key management and technical personnel, particularly our experienced engineers and business unit managers, and on our ability to continue to attract, retain, and motivate qualified personnel. The loss of the services of one or several of our executive officers could have a material adverse effect on our company. In addition, we could be materially adversely affected if the turnover rates for engineers and other key personnel increases significantly or we are unsuccessful in attracting, motivating and retaining qualified personnel. Should we lose one or more engineers who are key to a project's completion during the course of a particular project, the completion of such project may be delayed which could negatively affect customer relationships and goodwill and have a material adverse effect on our results of operations.

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

Generally Accepted Accounting Principles require us to utilize estimates which may lead to volatility in reported earnings and balances

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, valuation allowance for deferred tax assets, reserves relating to uncertain tax positions, allowances for doubtful accounts, customer returns and allowances, inventory valuation, reserves relating to litigation matters, assumptions about the fair value of reporting units, goodwill and other intangibles impairment, accrued liabilities and reserves and assumptions related to the calculation of stock-based compensation. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs regarding what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.  Additionally, new accounting pronouncements and guidance have been promulgated by the Financial Accounting Standards Board (“FASB”) that require companies to regularly attempt to determine or estimate the fair value of certain assets and liabilities and adjust those amounts to reflect the revised estimates. Recent pronouncements have broadened this trend to direct how to estimate and account for fair value measurements as well as give companies the option to apply fair value measurements more broadly to many financial assets and liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters is in San Jose, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal owned and leased offices and manufacturing facilities at June 29, 2013:

Owned Property Location	Use(s)	Approximate Floor Space (sq. ft.)

San Jose, California	Corporate headquarters, office space, engineering, manufacturing, administration, customer services, shipping, and other	435,000

San Jose, California	Wafer fabrication, office space and administration	80,000

N. Chelmsford, Massachusetts	Engineering, office space and administration	30,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	226,000

Hillsboro, Oregon	Engineering, manufacturing, office space and administration	325,000

Farmers Branch, Texas	Office space, engineering, manufacturing, administration, bump facility, customer service, warehousing, shipping, and other (140,000 sq.ft. are not being utilized currently)	581,000

San Antonio, Texas	Wafer fabrication, office space and administration	381,000

Cavite, the Philippines	Manufacturing, engineering, administration, office space, customer service, shipping, and other	479,000

Batangas, the Philippines	Manufacturing, engineering, office space and other	78,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping, and other	144,000

Chandler, Arizona	Office space, engineering, and test	65,000

In addition to the property listed in the above table, we also lease sales, engineering, administration and manufacturing offices and other premises at various locations in the United States and internationally under operating leases, none of which are material to our future cash flows. These leases expire at various dates through 2025. We anticipate no difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

We expect these facilities to be adequate for our business purposes through at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

Stock Option Litigation

In June 2010, the Company entered into a stipulation of settlement settling a putative class action lawsuit that was filed in the U.S. District Court for the Northern District of California alleging claims under the federal securities laws based on certain alleged misrepresentations and omissions in the Company's public disclosures concerning its stock option accounting practices. During fiscal year 2011, the Company paid $173.0 million in cash to settle this matter.

Legal Proceedings

We are party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized or reserved, if any.

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

Pursuant to the Company's charter documents and separate written indemnification agreements, the Company has certain indemnification obligations to its current officers, employees and directors, as well as certain former officers and directors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol MXIM. As of August 2, 2013, there were 814 stockholders of record of our common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2013 and 2012:

	High	Low
Fiscal Year ended June 29, 2013
First Quarter	$28.80	$24.07
Second Quarter	$30.22	$26.28
Third Quarter	$33.31	$29.15
Fourth Quarter	$32.92	$26.91

	High	Low
Fiscal Year ended June 30, 2012
First Quarter	$25.95	$21.08
Second Quarter	$27.08	$22.92
Third Quarter	$29.19	$25.95
Fourth Quarter	$29.86	$24.41

The following table sets forth the dividends paid per share for fiscal years 2013 and 2012:

	Fiscal Years
	2013	2012

First Quarter	$0.24	$0.22
Second Quarter	$0.24	$0.22
Third Quarter	$0.24	$0.22
Fourth Quarter	$0.24	$0.22

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 29, 2013:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Mar. 31, 2013 - Apr. 27, 2013	1,752	$31.86	1,752	$313,466
Apr. 28, 2013 - May 25, 2013	1,728	$31.48	1,728	$259,076
May 26, 2013 - Jun. 29, 2013	2,910	$28.52	2,910	$176,069
Total	6,390	$30.24	6,390	$176,069

In August 2011, the Board of Directors authorized the Company to repurchase up to $750 million of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were canceled and superseded by this authorization.

During fiscal year 2013, the Company repurchased approximately 12.8 million shares of its common stock for $375.1 million. As of June 29, 2013, the Company had a remaining authorization of $176.1 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

In July 2013, the Board of Directors authorized the Company to repurchase up to $1 billion of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were canceled and superseded by this authorization.

Equity Compensation Plan Information

For important information regarding our equity compensation plans, please see Note 6, "Stock-Based Compensation," in the Notes to the Consolidated Financial Statements included in this Annual Report.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Stock Index and the Philadelphia Semiconductor index for the five years ended June 29, 2013. The graph and table assume that $100 was invested on June 27, 2008 (the last day of trading for the year ended June 28, 2008) in each of our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor index are based on our fiscal year.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Maxim Integrated under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The returns shown are based on historical results and are not intended to suggest or predict future performance.

	Base Year	Fiscal Year Ended
	June 28, 2008	June 27, 2009	June 26, 2010	June 25, 2011	June 30, 2012	June 29, 2013
Maxim Integrated Products, Inc.	100.00	81.14	91.52	131.38	144.80	162.04
NASDAQ Composite-Total Return	100.00	80.21	97.94	118.07	132.17	155.77
Philadelphia Semiconductor-Total Return	100.00	72.63	98.51	111.20	110.74	137.12

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The data set forth below for the five-year period ended June 29, 2013 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in this Annual Report. The following selected financial data as of June 25, 2011, June 26, 2010, and June 27, 2009 and for the two years in the period ended June 26, 2010 is derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	6/29/2013	6/30/2012	6/25/2011	6/26/2010	June 27, 2009
	(Amounts in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,441,459	$2,403,529	$2,472,341	$1,997,603	$1,646,015
Cost of goods sold	944,892	952,677	942,377	804,537	797,138

Gross margin	$1,496,567	$1,450,852	$1,529,964	$1,193,066	$848,877
Gross margin %	61.3%	60.4%	61.9%	59.7%	51.6%

Operating income	$588,319	$534,797	$673,039	$292,050	$17,378
% of net revenues	24.1%	22.3%	27.2%	14.6%	1.1%

Income from continuing operations	$452,309	$354,918	$489,009	$125,139	$10,455
Income from discontinued operations, net of tax	2,603	31,809	—	—	—
Net income	$454,912	$386,727	$489,009	$125,139	$10,455

Earnings per share: basic
From continuing operations	$1.55	$1.21	$1.65	$0.41	$0.03
From discontinued operations	0.01	0.11	—	—	—
Basic net income per share	$1.56	$1.32	$1.65	$0.41	$0.03

Earnings per share: diluted
From continuing operations	$1.51	$1.18	$1.61	$0.40	$0.03
From discontinued operations	0.01	0.11	—	—	—
Diluted net income per share	$1.52	$1.29	$1.61	$0.40	$0.03

Shares used in the calculation of
earnings per share:
Basic	291,835	292,810	296,755	304,579	310,805

Diluted	298,596	300,002	303,377	310,016	311,479

Dividends paid per share	$0.96	$0.88	$0.84	$0.80	$0.80

	As of
	6/29/2013	6/30/2012	6/25/2011	6/26/2010	June 27, 2009
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,200,046	$956,386	$1,012,887	$826,512	$913,403
Working capital	$1,535,013	$943,977	$1,313,512	$1,174,096	$1,316,175
Total assets	$3,935,910	$3,737,946	$3,527,743	$3,482,325	$3,081,775
Long-term debt	$503,573	$5,592	$300,000	$300,000	$—
Stockholders' equity	$2,507,998	$2,538,277	$2,510,818	$2,352,958	$2,594,465

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8, the risk factors included in Part I, Item 1A, and the "forward-looking statements" and other risks described herein and elsewhere in this Annual Report.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission ("SEC") has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets; assessment of recoverability of intangible assets and goodwill, which impacts write-offs of goodwill and intangible assets; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further below. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Annual Report.

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

Sales to certain distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates or price protection and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain distributors to return a small portion of our products in their inventory based on their previous purchases. Given the uncertainties associated with the levels of non-warranty product returns and sales price rebates or price protection that could be issued to certain distributors, the Company defers recognition of such revenue and related cost of goods sold until receipt of notification from these distributors that product has been sold to their end-customers.

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

The Company estimates potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances.  Estimates made by us may differ from actual returns and sales allowances.  These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 29, 2013 and June 30, 2012, the Company had $12.4 million and $11.4 million accrued for returns and allowances against accounts receivable, respectively. During fiscal years 2013 and 2012, the Company recorded $65.7 million and $61.0 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $64.6 million and $65.6 million for actual returns and allowances given during fiscal years 2013 and 2012, respectively.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. Our standard cost revision policy is to continuously monitor manufacturing variances and quarterly revise standard costs. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted. Historically, such differences have not been material. During fiscal years 2013, 2012 and 2011, we had inventory write-downs of $19.2 million, $26.1 million and $13.8 million, respectively.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with Accounting Standards Codification ("ASC") No. 360, Accounting for the Property, Plant, and Equipment ("ASC 360"). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. We recorded impairment charges of $24.9 million, $30.1 million, and zero during fiscal years 2013, 2012 and 2011, respectively.

Intangible Assets and Goodwill

We account for intangible assets in accordance with ASC 350. We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

Intangible asset reviews are performed when indicators exist that could indicate the carrying value may not be recoverable based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. During fiscal years 2013, 2012 and 2011, we had intangible assets impairments of $2.8 million, $1.6 million and zero, respectively.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC No. 350, Intangibles-Goodwill and Other ("ASC 350"), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the first quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. No impairment charges were recorded associated with our goodwill during fiscal years 2013, 2012 and 2011.

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

Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011

Net revenues	100%	100%	100%
Cost of goods sold	38.7%	39.6%	38.1%
Gross margin	61.3%	60.4%	61.9%
Operating expenses:
Research and development	21.9%	23.0%	21.2%
Selling, general and administrative	13.3%	13.4%	11.8%
Intangible asset amortization	0.6%	0.7%	0.8%
Impairment of long-lived assets	1.0%	1.3%	—%
Severance and restructuring expenses	0.1%	0.3%	0.1%
Other operating (income) expenses, net	0.2%	(0.5)%	0.8%
Total operating expenses	37.1%	38.2%	34.7%
Operating income	24.2%	22.2%	27.2%
Interest and other income (expense), net	(0.7)%	(0.1)%	(0.5)%
Income before provision for income taxes	23.5%	22.1%	26.7%
Provision for income taxes	4.8%	7.4%	7.0%
Income from continuing operations	18.7%	14.7%	19.7%
Income from discontinued operations, net of tax	0.1%	1.3%	—%
Net income	18.8%	16.0%	19.7%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011

Cost of goods sold	0.5%	0.5%	0.6%
Research and development	1.8%	2.0%	2.2%
Selling, general and administrative	1.0%	1.1%	1.0%
	3.3%	3.6%	3.8%

Net Revenues

We reported net revenues of $2,441.5 million, $2,403.5 million and $2,472.3 million in fiscal years 2013, 2012 and 2011, respectively. Our net revenues in fiscal year 2013 increased by 1.6% compared to our net revenues in fiscal year 2012. Revenue from consumer products was up 16% due to improved demand for our products that we supply into the consumer markets, primarily from continued growth in smart phones and tablets offered by our customers. This increase was offset by decreases in computing products, communications products and industrial products of 17%, 8% and 2%, respectively, due to a decline in our notebook business that serves the computing market as a result of our discontinuation of certain notebook products.

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

Approximately 88%, 88% and 85% of the Company's net revenues in fiscal years 2013, 2012 and 2011, respectively, were derived from customers located outside the United States, primarily in the Pacific Rim and Europe. While more than 95% of our sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company's results of operations for fiscal years 2013, 2012 and 2011 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 61.3% in fiscal year 2013 compared to 60.4% in fiscal year 2012. The gross margin as a percentage of net revenue increased primarily due to improved manufacturing efficiencies as well as lower inventory reserves of 0.3% as a percentage of revenue. The gross margin also benefited from lower miscellaneous period costs, none of which were individually significant.

Our gross margin as a percentage of net revenue was 60.4% in fiscal year 2012 compared to 61.9% in fiscal year 2011. The year over year decrease in gross margin as a percentage of revenue was primarily attributable to lower factory utilization and higher inventory reserves of 0.6% as a percentage of revenue.

Research and Development

Research and development expenses were $534.8 million and $552.4 million for fiscal years 2013 and 2012, respectively, which represented 21.9% and 23.0% of net revenues, respectively. The decrease in research and development expenses was primarily attributable to a reduction in salaries and stock-based compensation expenses of $17.2 million as a result of a decrease in average headcount due to fiscal year 2012 restructuring and divestitures and fiscal year 2012 being a 53-week fiscal year compared to fiscal year 2013 being a 52-week fiscal year.

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

Selling, General and Administrative

Selling, general and administrative expenses were $324.3 million and $321.3 million in fiscal years 2013 and 2012, respectively, which represented 13.3% and 13.4% of net revenues, respectively. There were no significant fluctuations in any specific items making up the selling, general and administrative expenses.

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

Impairment of Long-lived Assets

Impairment of long lived assets was $24.9 million in fiscal year 2013 and $30.1 million in fiscal year 2012. Fiscal year 2013 impairment was mainly due to our transition to utilizing newer, more efficient manufacturing equipment. The Company recorded a charge for the write-down of the equipment to its estimated fair value less estimated cost to sell.

Impairment of long lived assets was $30.1 million in fiscal year 2012 and zero in fiscal year 2011. The increase in impairments during fiscal year 2012 was due primarily to write-downs of certain buildings classified in the period as held for sale and certain assets identified as excess, including wafer fabrication and certain end of line manufacturing equipment.

Other Operating Expenses (Income), Net

Other operating expenses (income), net were $5.9 million and $(11.2) million in fiscal years 2013 and 2012, respectively, which represented 0.2% and (0.5)% of net revenues, respectively. The increase in other operating expenses (income), net was attributable to a decrease of $10.4 million in payroll related tax reserve reversals due to the lapse of the statute of limitations and lower gains on sale of the Company's facilities of $5.0 million.

Other operating expenses (income), net were $(11.2) million and $19.1 million in fiscal years 2012 and 2011, respectively, which represented (0.5)% and 0.8% of net revenues, respectively. The decrease in other operating (income) expenses, net was attributable to the gain of $6.5 million from sale of one of our facilities in the third quarter of fiscal year 2012, the loss of $14.3 million incurred in the second quarter of fiscal year 2011 on the sale of the Sunnyvale headquarters and an increase of $11.0 million in payroll related tax reserve reversals due to the lapse of the statute of limitations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net were $(18.0) million in fiscal year 2013 and $(2.1) million in fiscal year 2012, which represented (0.7)% and (0.1)% of net revenues, respectively. The change is partially attributable to an increase in foreign exchange losses in 2013 as compared to foreign exchange gains in 2012 of $8.7 million primarily driven by the Japanese Yen, a net gain in sale of fixed assets that did not recur in fiscal year 2013 of $2.1 million, and an increase in interest expense of $3.3 million related to our $500 million long-term debt issued in March 2013.

Interest and other income (expense), net were $(2.1) million in fiscal year 2012 and $(11.4) million in fiscal year 2011, which represented (0.1)% and (0.5)% of net revenues, respectively. The lower expense was attributable to more gain on derivatives, disposal of fixed assets and foreign currency translation of $3.5 million, $2.7 million and $1.7 million, respectively.

Provision for Income Taxes

Our annual income tax expense from continuing operations was $118.0 million, $177.8 million, and $172.7 million, in fiscal years 2013, 2012 and 2011, respectively. The effective tax rate from continuing operations was 20.7%, 33.4% and 26.1% for fiscal years 2013, 2012 and 2011, respectively. The Company's federal statutory tax rate is 35%.

The Company's fiscal year 2013 effective tax rate was lower than the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower tax rates, partially offset by stock-based compensation for which no tax benefit is expected. The income tax provision for the fiscal year 2013 included a $3.9 million discrete tax benefit for the retroactive extension of the U.S. federal research tax credit to January 1, 2012 by legislation that was signed into law on January 2, 2013 and a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.

The Company's fiscal year 2012 effective tax rate was lower than the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower tax rates, partially offset by stock-based compensation for which no tax benefit is expected. The income tax provision for the fiscal year 2012 included a $52.6 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.

The Company's fiscal year 2011 effective tax rate was lower than the statutory tax rate primarily because of a $39.4 million benefit for the realization of unrecognized tax benefits, including related interest, and earnings of foreign subsidiaries taxed at lower tax rates, partially offset by $8.1 million relating to fiscal year 2010 adjustments for differences between our finalized tax return and the tax provision originally recorded. The income tax provision for the fiscal year 2011 included a $3.6 million discrete tax benefit for the retroactive extension of the U.S. federal research tax credit to January 1, 2010 by legislation that was signed into law on December 17, 2010 and a $8.6 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.

Discontinued operations

On December 31, 2012, the Company sold its video processing product line to GEO Semiconductor, Inc. As a result of this transaction, the Company recognized a gain on sale of discontinued operations of $2.6 million, net of income taxes.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

Cash flows were as follows:

	June 29, 2013	June 30, 2012	June 25, 2011
	(in thousands)
Net cash provided by (used in) operating activities	$817,935	$756,722	$861,454
Net cash provided by (used in) investing activities	(139,372)	(384,765)	(278,334)
Net cash provided by (used in) financing activities	(384,637)	(453,438)	(447,091)
Net increase (decrease) in cash and cash equivalents	$293,926	$(81,481)	$136,029
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the fiscal year 2013 increased by approximately $61.2 million compared with fiscal year 2012. This increase was due to higher net income of $68.2 million and less gains from discontinued operations of $42.1 million relating to the clock synchronization business and certain future technologies in the storage area. These increases were partially offset by a net decrease in trade related assets and liabilities.

Cash from operations for fiscal year 2012 increased by approximately $104.7 million compared with fiscal year 2011. This increase was due to a decrease in net income of $102.3 million, a decrease in deferred taxes of $109.3 million and a decrease in other accrued liabilities, other current assets, accounts receivables and gain from discontinued operations of $263.5 million over fiscal year 2012. These decreases were offset by an increase in income tax payable of $180.3 million over fiscal year 2012 and the payment of $173.0 million in July 2010 relating to the litigation settlement, which was accrued for in fiscal year 2010.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $245.4 million for fiscal year 2013 compared with fiscal year 2012. The decrease was due primarily to relative decreases in cash used for acquisitions of $165.8 million relating to SensorDynamics and other fiscal year 2012 acquisitions, a $50.0 million decrease relating to maturity of short-term investments and a decrease in capital expenditures relating to property, plant and equipment of $47.7 million. These decreases were offset by $56.6 million in proceeds from the sale of discontinued operations in fiscal year 2012.

Cash used in investing activities increased by $106.4 million for fiscal year 2012 compared with fiscal year 2011. The increase was due primarily to an increase in net capital expenditures relating to property, plant and equipment of $99.8 million and an increase of $87.6 million relating to increased level of acquisitions. These increases were offset by $56.6 million in proceeds from the sale of discontinued operations in fiscal year 2012 and a $24.7 million reduction in purchases of short-term investments.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of notes payables, payment of dividends to stockholders and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities decreased by approximately $68.8 million for fiscal year 2013 compared with fiscal year 2012. This decrease was due primarily to the issuance of the $500 million notes net of issuance cost and discount, as offset by higher repayments of notes payable of $282.7 million and more repurchases of common stock of $128.7 million.

Net cash used in financing activities increased by approximately $6.3 million for fiscal year 2012 compared with fiscal year 2011. This increase was due primarily to higher repayments of notes payable of $19.4 million and greater repurchases of common stock of $15.4 million. These increases were offset by $25.1 million of higher proceeds received from exercise of stock options.

Liquidity and Capital Resources
Debt Levels
On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.38% senior unsecured and unsubordinated notes ("$500 million notes") due in 2023, with an effective interest rate of 3.51%. Interest on the $500 million notes will be payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013. The $500 million notes are governed by base and supplemental indentures dated June 10, 2010 and March 18, 2013, respectively, between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds of the offering were approximately $490 million, after issuing at a discount and deducting transaction expenses, and are included in the financing activities in the Consolidated Statement of Cash Flows.

On June 17, 2010, we completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes due on June 14, 2013. The $300 million notes were paid in full in June 2013.

In addition, on July 18, 2011, we acquired certain fixed and floating rate notes in conjunction with our acquisition of SensorDynamics.

Available borrowing resources
On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company has agreed to pay the lenders a facility fee at a rate per annum that varies based on the Company's index debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 29, 2013, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

As of June 29, 2013, our available funds consisted of $1.2 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Contractual Obligations

The following table summarizes the Company's significant contractual obligations at June 29, 2013, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods. This table excludes amounts already recorded on our Consolidated Balance Sheet as current liabilities at June 29, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Amounts in thousands)
Operating lease obligations (1)	$48,114	$10,015	$15,228	$12,858	$10,013
Software license	8,076	4,038	4,038	—	—
Long-term debt obligations (2)	505,588	2,015	3,573	—	500,000
Interest payments associated with long-term debt obligations (3)	168,888	17,685	33,781	33,750	83,672
Capital equipment and inventory related purchase obligations (4)	16,317	2,391	4,014	4,139	5,773
Total	$746,983	$36,144	$60,634	$50,747	$599,458

(1) The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2025.
(2) Long-term debt represents amounts due for the Company's $500 million notes and other notes acquired through the SensorDynamics acquisition.
(3) Interest payments associated with the Company's $500 million notes and other notes acquired through the SensorDynamics acquisition.
(4) Capital equipment purchase obligations represent commitments for purchase of property, plant and equipment. The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included above. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

As of June 29, 2013, our gross unrecognized income tax benefits were $302.9 million, which excludes $17.9 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 29, 2013, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash and cash equivalents, short term investments and notes payable. See Note 5 "Financial Instruments" to the Consolidated Financial Statements included in this Annual Report. The Company does not use derivative financial instruments to hedge the risk of interest rate volatility. At June 29, 2013, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are all available on a daily basis.

Foreign Currency Risk

The Company generates less than 5% of its revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. The Company incurs expenditures denominated in non-U.S. currencies, principally the Philippine Peso and Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. The Company has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. The Company does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

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

Foreign exchange contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the year ended June 29, 2013 and June 30, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are set forth at the pages indicated in Part IV, Item 15(a) of this Annual Report and incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 29, 2013. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 29, 2013.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 29, 2013. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of June 29, 2013, our internal control over financial reporting was effective, in all material respects, based on these criteria. Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, audited the effectiveness of the Company's internal control over financial reporting, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
San Jose, California
We have audited the internal control over financial reporting of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 29, 2013 of the Company and our report dated August 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
San Jose, California
August 12, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders under the headings "Audit Committee and Audit Committee Financial Expert," "Proposal 1 - Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance."

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and ages as of June 29, 2013.

Name	Age	Position
Tunc Doluca	55	President and Chief Executive Officer
Bruce E. Kiddoo	52	Senior Vice President and Chief Financial Officer
David A. Caron	53	Vice President and Chief Accounting Officer
Vivek Jain	53	Senior Vice President of Manufacturing Operations
Chae Lee	48	Senior Vice President, Mobility Group
Edwin Medlin	56	Vice President, General Counsel
Matthew J. Murphy	40	Senior Vice President, Communications and Automotive Solutions Group
Christopher J. Neil	47	Senior Vice President, Industrial and Medical Solutions Group
Pirooz Parvarandeh	53	Chief Technology Officer
Walter Sangalli	56	Vice President, Worldwide Sales and Marketing
Steven Yamasaki	58	Vice President of Human Resources

Mr. Doluca has served as a director of Maxim Integrated as well as the President and Chief Executive Officer since January 2007. He joined Maxim Integrated in October 1984 and served as Vice President from 1994 to 2004. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1994, he served in a number of integrated circuit development positions.

Mr. Kiddoo joined Maxim Integrated in September 2007 as Vice President of Finance. On October 1, 2008, Mr. Kiddoo was appointed Chief Financial Officer and Principal Accounting Officer of Maxim Integrated and was appointed Senior Vice President in September 2009. Prior to joining Maxim Integrated, Mr. Kiddoo held various positions at Broadcom Corporation, a global semiconductor company, beginning in December 1999. Mr. Kiddoo served as Broadcom's Corporate Controller and Principal Accounting Officer from July 2002 and served as Vice President from January 2003. He also served as Broadcom's Acting Chief Financial Officer from September 2006 to March 2007.

Mr. Caron has served as Maxim Integrated's Corporate Controller since July 2003 and, prior to that, served as Maxim Integrated's Director of Accounting from December 1998 to July 2003.  Mr. Caron was appointed Vice President and Chief Accounting Officer in August 2010. Mr. Caron who worked at Ernst & Young LLP, from 1988 to 1995, is a Certified Public Accountant in the state of California.

Mr. Jain joined Maxim Integrated in April 2007 as Vice President responsible for our wafer fabrication operations. In June 2009 Mr. Jain was promoted to Senior Vice President with expanded responsibility for managing test and assembly operations in addition to wafer fabrication operations. Prior to joining Maxim Integrated, Mr. Jain was Plant Manager for several years at Intel Corporation's Technology Development and Manufacturing facility in Santa Clara, California responsible for 65nm flash manufacturing/transfer and development of 45nm flash technology. Mr. Jain has published over 30 papers and holds over 10 patents in the field of semiconductor technology.

Mr. Lee joined Maxim Integrated in 1999 and was promoted to Vice President in 2007. He was promoted to Senior Vice President in May 2012. Prior to 2007, he served in a number of business unit and engineering positions.

Mr. Medlin joined Maxim Integrated in November 1999 as Director and Associate General Counsel. He was promoted to Vice President and Senior Counsel in April 2006 and appointed General Counsel in August 2010. Prior to joining Maxim Integrated, he was with the law firm of Ropers, Majeski, Kohn and Bentley from 1987 to 1994 where he held various positions, including director. From 1994 to 1997 he was with Fox Factory, Inc., a privately held manufacturing company where he held the positions of General Counsel, and later, General Manager. From 1997 to 1999 he was with RockShox, Inc., a publicly traded corporation, where he held the positions of General Counsel and then Vice President of Global Sales and Marketing.

Mr. Murphy joined Maxim Integrated in July 1994 and was promoted to Vice President of Sales in November 2006. He was promoted to Senior Vice President in September 2011. In October 2011 he assumed responsibility for the Communications and Automotive Group. Prior to 2006, he served in a number of business unit and executive management positions.

Mr. Neil joined Maxim Integrated in September 1990 and was promoted to Vice President in April 2006. He was promoted to Senior Vice President in September 2011. Prior to 2006, he held several engineering and executive management positions.

Mr. Parvarandeh joined Maxim Integrated in July 1987 and served as Vice President from 1997 to 2004. He was promoted to Senior Vice President in 2004 and Group President in May 2005. In September 2010, Mr. Parvarandeh was also appointed Chief Technical Officer. Prior to 1997, he served in a number of integrated circuit development positions.

Mr. Sangalli joined Maxim Integrated in 1992 as a senior field applications engineer and was promoted to Vice President of Worldwide Sales and Marketing in October 2011. Prior to his promotion to Vice President, he managed all sales and application functions in Europe since 2002.

Mr. Yamasaki joined Maxim Integrated in April 2010 as Vice President of Human Resources. Prior to joining Maxim Integrated, he was Corporate Vice President of Human Resources of Applied Materials from 2008 to 2010, and was Executive Vice President of Human Resources of YRC Worldwide from 2004 to 2008. Before joining YRC Worldwide, Mr. Yamasaki was Vice President of Human Resources at ConAgra Foods Inc. and Honeywell International.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to all directors and employees, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or group, and (v) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at http://www.maximintegrated.com/company/policy. A hard copy of the Code of Ethics will be sent free of charge upon request.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of Compensation Committee" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. "

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders under the headings "Report of the Audit Committee" and "Principal Accountant Fees and Services."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements.	37
	Consolidated Balance Sheets at June 29, 2013 and June 30, 2012	37
	Consolidated Statements of Income for each of the three years in the period ended June 29, 2013	38
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 29, 2013	39
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 29, 2013	40
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 29, 2013	41
	Notes to Consolidated Financial Statements	42
	Report of Independent Registered Public Accounting Firm	74
(2)	Financial Statement Schedule.
	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.
	Schedule II - Valuation and Qualifying Accounts	75
	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	6/29/2013	6/30/2012

ASSETS
Current assets:
Cash and cash equivalents	$1,174,986	$881,060
Short-term investments	25,060	75,326

Total cash, cash equivalents and short-term investments	1,200,046	956,386
Accounts receivable, net of allowances of $13,645 in 2013 and $12,529 in 2012	285,438	317,461
Inventories	275,640	242,162
Deferred tax assets	82,173	98,180
Other current assets	96,609	85,177

Total current assets	1,939,906	1,699,366
Property, plant and equipment, net	1,373,124	1,353,606
Intangible assets, net	157,146	208,913
Goodwill	422,004	423,073
Other assets	43,730	52,988

TOTAL ASSETS	$3,935,910	$3,737,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$105,322	$147,086
Income taxes payable	22,437	22,589
Accrued salary and related expenses	187,970	191,846
Accrued expenses	60,592	64,092
Current portion of long-term debt	2,015	303,496
Deferred income on shipments to distributors	26,557	26,280

Total current liabilities	404,893	755,389
Long term debt	503,573	5,592
Income taxes payable	282,697	212,389
Deferred tax liabilities	206,855	198,502
Other liabilities	29,894	27,797

Total liabilities	1,427,912	1,199,669

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 287,620 in 2013 and 292,732 in 2012	288	293
Additional paid-in capital	—	—
Retained earnings	2,523,457	2,553,418
Accumulated other comprehensive loss	(15,747)	(15,434)

Total stockholders' equity	2,507,998	2,538,277

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,935,910	$3,737,946

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended
	6/29/2013	6/30/2012	6/25/2011

Net revenues	$2,441,459	$2,403,529	$2,472,341
Cost of goods sold	944,892	952,677	942,377
Gross margin	1,496,567	1,450,852	1,529,964
Operating expenses:
Research and development	534,819	552,379	525,308
Selling, general and administrative	324,282	321,273	292,494
Intangible asset amortization	15,525	16,737	18,752
Impairment of long-lived assets	24,929	30,095	—
Severance and restructuring expenses	2,829	6,785	1,247
Other operating expenses (income), net	5,864	(11,214)	19,124
Total operating expenses	908,248	916,055	856,925
Operating income	588,319	534,797	673,039
Interest and other income (expense), net	(18,040)	(2,064)	(11,368)
Income before provision for income taxes	570,279	532,733	661,671
Provision for income taxes	117,970	177,815	172,662
Income from continuing operations	452,309	354,918	489,009
Income from discontinued operations, net of tax	2,603	31,809	—
Net income	$454,912	$386,727	$489,009

Earnings per share: basic
From continuing operations	$1.55	$1.21	$1.65
From discontinued operations	0.01	0.11	—
Basic	$1.56	$1.32	$1.65

Earnings per share: diluted
From continuing operations	$1.51	$1.18	$1.61
From discontinued operations	0.01	0.11	—
Diluted	$1.52	$1.29	$1.61

Shares used in the calculation of earnings per share:
Basic	291,835	292,810	296,755

Diluted	298,596	300,002	303,377

Dividends paid per share	$0.96	$0.88	$0.84

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 29, 2013	June 30, 2012	June 25, 2011
	(in thousands)
Net income	$454,912	$386,727	$489,009
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities investments, net of tax benefit (expense) of $103 in 2013, $74 in 2012, and $(189) in 2011, respectively	(179)	(129)	331
Unrealized gains (losses) on cash flow hedges, net of tax benefit (expense) of $98 in 2013, $26 in 2012, and $(1) in 2011, respectively	(808)	(46)	—
Tax effect of the unrealized exchange gain (loss) on long-term intercompany receivables	(932)	1,612	(2,369)
Unrealized gains (losses) on post-retirement benefits, net of tax benefit (expense) of $(1,295) in 2013, $1,788 in 2012, and $(132) in 2011, respectively	1,606	(2,603)	(289)
Other comprehensive income (loss)	(313)	(1,166)	(2,327)
Total comprehensive income	$454,599	$385,561	$486,682

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Accumulated Other	Total
(In thousands)	Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Loss	Stockholders' Equity

Balance, June 26, 2010	300,848	$301	$—	$2,364,598	$(11,941)	$2,352,958

Net income	—	—	—	489,009	—	489,009
Other comprehensive income (loss), net	—	—	—	—	(2,327)	(2,327)
Repurchase of common stock	(10,880)	(11)	(151,329)	(79,672)	—	(231,012)
Net issuance of restricted stock units	2,660	3	(28,839)	—	—	(28,836)
Stock options exercised	1,461	1	24,829	—	—	24,830
Stock based compensation	—	—	93,623	—	—	93,623
Tax benefit on settlement of equity instruments	—	—	30,546	—	—	30,546
Modification of equity instruments to liability	—	—	2,350	—	—	2,350
Common stock issued under Employee Stock Purchase Plan	1,691	2	28,820	—	—	28,822
Dividends paid	—	—	—	(249,145)	—	(249,145)
Balance, June 25, 2011	295,780	$296	$—	$2,524,790	$(14,268)	$2,510,818
Net income	—	—	—	386,727	—	386,727
Other comprehensive income (loss), net	—	—	—	—	(1,166)	(1,166)
Repurchase of common stock	(9,920)	(10)	(146,034)	(100,368)	—	(246,412)
Net issuance of restricted stock units	2,357	2	(29,650)	—	—	(29,648)
Stock options exercised	2,843	3	49,903	—	—	49,906
Stock based compensation	—	—	88,958	—	—	88,958
Tax benefit on settlement of equity instruments	—	—	3,112	—	—	3,112
Common stock issued under Employee Stock Purchase Plan	1,672	2	33,711	—	—	33,713
Dividends paid	—	—	—	(257,731)	—	(257,731)
Balance, June 30, 2012	292,732	$293	$—	$2,553,418	$(15,434)	$2,538,277
Net income	—	—	—	454,912	—	454,912
Other comprehensive income (loss), net	—	—	—	—	(313)	(313)
Repurchase of common stock	(12,761)	(13)	(170,464)	(204,658)	—	(375,135)
Net issuance of restricted stock units	2,127	2	(29,044)	—	—	(29,042)
Stock options exercised	3,922	4	71,338	—	—	71,342
Stock based compensation	—	—	83,678	—	—	83,678
Tax benefit on settlement of equity instruments	—	—	8,197	—	—	8,197
Common stock issued under Employee Stock Purchase Plan	1,600	2	36,295	—	—	36,297
Dividends paid	—	—	—	(280,215)	—	(280,215)
Balance, June 29, 2013	287,620	$288	$—	$2,523,457	$(15,747)	$2,507,998

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	June 29, 2013	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net income	$454,912	$386,727	$489,009
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Stock-based compensation	83,808	89,867	94,297
Depreciation and amortization	207,136	211,096	205,062
Deferred taxes	25,372	30,759	140,084
In process research & development abandoned	2,800	1,600	—
Loss (gain) from sale of property, plant and equipment	(1,156)	(7,648)	12,946
Loss (gain) from sale of investments in privately-held companies	—	(1,811)	—
Contingent consideration adjustments	4,621	1,670	—
Tax benefit (shortfall) related to stock-based compensation	8,197	3,112	30,546
Excess tax benefit from stock-based compensation	(18,923)	(17,482)	(12,869)
Impairment of long lived assets	24,929	30,645	—
Loss (gain) on sale of discontinued operations	(3,285)	(45,372)	—
Changes in assets and liabilities:
Accounts receivable	32,023	(19,262)	43,256
Inventories	(35,245)	(432)	(29,435)
Other current assets	(20,533)	(16,757)	53,255
Accounts payable	(32,510)	25,515	(4,746)
Income taxes payable	70,156	134,967	(45,318)
Deferred revenue on shipments to distributors	277	(10,601)	11,102
Accrued liabilities - litigation settlement	—	—	(173,000)
All other accrued liabilities	15,356	(39,871)	47,265
Net cash provided by (used in) operating activities	817,935	756,722	861,454

Cash flows from investing activities:
Purchases of property, plant and equipment	(216,672)	(264,348)	(175,253)
Proceeds from sale of property, plant, and equipment	19,196	16,883	27,624
Proceeds from sale of property, plant and equipment through note receivable	10,786	—	—
Acquisitions	(2,767)	(168,544)	(80,918)
Proceeds from sale of discontinued operations	—	56,607	—
Purchases of available-for-sale securities investments	—	(25,108)	(49,787)
Purchases of privately-held companies securities	(500)	(3,480)	—
Proceeds from sale of investments in privately-held companies	585	3,225	—
Proceeds from maturity of available-for-sale securities	50,000	—	—
Net cash provided by (used in) investing activities	(139,372)	(384,765)	(278,334)

Cash flows from financing activities
Excess tax benefit from stock-based compensation	18,923	17,482	12,869
Mortgage liability	—	—	(3,237)
Contingent consideration paid	(13,781)	—	—
Repayment of notes payable	(303,500)	(20,806)	(1,422)
Issuance of debt	494,395	—	—
Debt issuance cost	(3,921)	—	—
Net issuance of restricted stock units	(29,042)	(29,649)	(28,839)
Proceeds from stock options exercised	71,342	49,906	24,845
Issuance of ESPP shares under employee stock purchase program	36,297	33,772	28,850
Repurchase of common stock	(375,135)	(246,412)	(231,012)
Dividends paid	(280,215)	(257,731)	(249,145)
Net cash provided by (used in) financing activities	(384,637)	(453,438)	(447,091)

Net increase (decrease) in cash and cash equivalents	293,926	(81,481)	136,029
Cash and cash equivalents:
Beginning of year	881,060	962,541	826,512
End of year	$1,174,986	$881,060	$962,541

Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the year for income taxes	$19,080	$39,827	$(15,529)
Cash paid for interest	10,624	10,890	10,264

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$16,825	$26,079	$22,841
Remaining notes receivable assumed on sale of discontinued operations	$4,504	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. ("Maxim Integrated"," the "Company," "we," "us" or "our"), incorporated in Delaware, designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The Company also provides a range of high-frequency process technologies and capabilities for use in custom designs. The analog market is fragmented and characterized by diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. Maxim Integrated is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. Integrated circuit assembly is performed by foreign assembly subcontractors, located in the Philippines, Malaysia, Thailand, China, Taiwan, Singapore, South Korea and Japan, where wafers are separated into individual integrated circuits and assembled into a variety of packages. The major end-markets the Company's products are sold in are the communications, computing, consumer and industrial markets.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal year 2013 was a 52-week fiscal year, fiscal year 2012 was a 53-week fiscal year, and fiscal year 2011 was a 52-week fiscal year.

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

The Company's short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes and other observable inputs. Unrealized gains and losses, net of tax, on securities in this category are reported as equity in the Statement of Comprehensive Income. Realized gains and losses on sales of investment securities are determined based on the specific identification method and are included in "Interest and other income (expense), net" in the Consolidated Statements of Income.

Derivative Instruments

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. The Company incurs expenditures denominated in non-U.S. currencies, principally the

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Philippine Peso and Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. The Company is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. The Company has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements.

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

Fair Value of Financial Instruments

Maxim Integrated measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See Note 5: "Financial Instruments" of these Notes to Consolidated Financial Statements for a further discussion on fair value of financial instruments.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years for machinery and equipment and up to 40 years for buildings and building improvements. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Income in the period recognized. The classification is based mainly on whether the asset is operating or not.

The Company evaluates the recoverability of property, plant and equipment in accordance with Accounting Standards Codification ("ASC") No. 360, Accounting for the Property, Plant, and Equipment. ("ASC 360"). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets classified as held for sale are reported at the lower of carrying amount or fair market value, less expected selling costs.

Intangible Assets and Goodwill

The Company accounts for intangible assets in accordance with ASC 350. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

Intangible asset reviews are performed when indicators exist that could indicate the carrying value may not be recoverable based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC No. 350, Intangibles-Goodwill and Other, ("ASC 350"), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the first quarter of each fiscal year or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. No impairment charges were recorded associated with our goodwill and intangible assets during fiscal years 2013, 2012 and 2011.

Product Warranty

The Company warrants its products to its customers generally for one year from the date of shipment, but in certain cases for longer periods. In certain other cases, the Company's product warranty may include significant financial responsibility beyond the cost of replacing the product. If there is a material increase in the rate of customer claims or the Company's estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may record a charge against future cost of sales. Warranty expense has historically been immaterial to the Company's consolidated financial statements.

Self-Insurance Accruals

The Company is self-insured with respect to defective product claims, employment practice claims, property and casualty and general liability. The Company's workers' compensation insurance has a $1.0 million deductible per case. Accruals are primarily based on the estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Amounts accrued for defective product claims, employment practice claims, workers' compensation claims, property and casualty and general liability of $4.2 million and $4.3 million are included in accrued expenses on the Consolidated Balance Sheets as of June 29, 2013 and June 30, 2012, respectively.

In addition to the above, the Company is primarily self-insured with respect to healthcare benefits for most of its domestic employees. Accruals are primarily based on estimated incurred-but-not-reported claims. Amounts accrued for employee healthcare claims of $4.6 million and $5.6 million are included in accrued salary and related expenses on the Consolidated Balance Sheets as of June 29, 2013 and June 30, 2012, respectively.

Retirement Benefits

The Company provides medical benefits to certain former and current employees pursuant to certain retirement agreements. Medical benefits to individuals are accounted for pursuant to a documented plan under ASC No. 715, Compensation- Retirement Benefits ("ASC 715"). Unrecognized actuarial gains and losses and prior service cost are amortized on straight-line basis over the remaining estimated service period of participants. The measurement date for the plan is fiscal year end.

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in ASC 740-10, Income Taxes ("ASC 740-10").  The Company records the amount of taxes payable or refundable for the current and prior years and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue for sales to direct customers and sales to certain distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, collectability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. Estimated returns for sales to direct customers and certain distributors are based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered within this estimate.

Sales to certain distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates or price protection and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain distributors to return a small portion of our products in their inventory based on their previous purchases. Given the uncertainties associated with the levels of non-warranty product returns, sales price rebates and price protection that could be issued to certain distributors, the Company defers recognition of such revenue and related cost of goods sold until receipt of notification from these distributors that product has been sold to their end-customers.

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

The Company estimates potential future returns and sales allowances related to current period product revenue.  Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances.  Estimates made by the Company may differ from actual returns and sales allowances.  These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 29, 2013 and June 30, 2012, the Company had $12.4 million and $11.4 million reserved for returns and allowances against accounts receivable, respectively. During fiscal years 2013 and 2012, the Company recorded $65.7 million and $61.0 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $64.6 million and $65.6 million actual returns and allowances given during fiscal years 2013 and 2012, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist primarily of expenditures for labor and benefits, masks, prototype wafers and depreciation.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were immaterial in fiscal years 2013, 2012 and 2011.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping Costs

Shipping costs billed to customers are included in net revenues and the related shipping costs are included in cost of goods sold in the Consolidated Statements of Income.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company derived approximately 31% of its fiscal year 2013 revenue from sales made through distributors. Our primary distributor is Avnet Electronics ("Avnet"). Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Avnet accounted for 14%, 13% and 14% of revenues in fiscal years 2013, 2012 and 2011, respectively, and 14%, 11% and 11% of accounts receivable in fiscal years 2013, 2012 and 2011, respectively. Samsung, our largest single customer, accounted for approximately 28%, 20% and 12% of net revenues in fiscal years 2013, 2012 and 2011, respectively, and 24% and 31% of accounts receivable as of June 29, 2013 and June 30, 2012, respectively.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	June 29, 2013	June 30, 2012
	(in thousands)
Accounts receivable	$299,083	$329,990
Returns and allowances	(13,645)	(12,529)
	$285,438	$317,461

The components of inventories consist of:

	June 29, 2013	June 30, 2012
Inventory:	(In thousands)
Raw materials	$14,055	$11,922
Work-in-process	184,511	149,603
Finished goods	77,074	80,637
	$275,640	$242,162

Property, plant and equipment, net, consist of:

	June 29, 2013	June 30, 2012
Property and equipment:	(In thousands)
Land	$62,093	$65,007
Buildings and building improvements	364,037	348,727
Machinery and equipment	2,099,301	2,105,905
	2,525,431	2,519,639
Less accumulated depreciation	(1,152,307)	(1,166,033)
	$1,373,124	$1,353,606

The Company recorded $156.2 million, $155.4 million and $156.3 million of depreciation expense in fiscal years 2013, 2012 and 2011, respectively.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 liabilities consist of contingent consideration related to certain acquisitions. For details on inputs used in measuring fair value, please refer to Note 9: "Acquisitions" of these Notes to Consolidated Financial Statements.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 29, 2013				As of June 30, 2012
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$402,513	$—	$—	$402,513	$602,462	$—	$—	$602,462
Certificates of deposit (1)	—	77	—	77	—	6,182	—	6,182
Government agency securities (2)	—	25,060	—	25,060	—	75,326	—	75,326
Foreign currency forward contracts (3)	—	187	—	187	—	642	—	642
Total Assets	$402,513	$25,324	$—	$427,837	$602,462	$82,150	$—	$684,612

Liabilities
Foreign currency forward contracts (4)	$—	$1,419	$—	$1,419	$—	$507	$—	$507
Contingent Consideration (4)	—	—	8,577	8,577	—	—	17,737	17,737
Total Liabilities	$—	$1,419	$8,577	$9,996	$—	$507	$17,737	$18,244

(1) Included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Consolidated Balance Sheets.
(3) Included in Other current assets in the Consolidated Balance Sheets.
(4) Included in Accrued expenses in the Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 29, 2013 and for the year ended June 30, 2012:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	June 29, 2013	June 30, 2012
Contingent consideration	(in thousands)
Beginning balance	$17,737	$8,800
Total gains or losses (realized and unrealized):
Included in earnings	4,621	1,670
Additions	—	11,354
Payments	(13,781)	(4,087)
Ending balance	$8,577	$17,737

Changes in unrealized losses or (gains) included in earnings related to liabilities still held as of period end	$4,621	$1,670

The valuation of contingent consideration is based on a probability weighted earnout model which relies primarily on estimates of milestone achievements and discount rates applicable for the period expected payout. The most significant unobservable input

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended June 29, 2013 and June 30, 2012, there were no transfers between different levels in the fair value hierarchy.

Assets measured at fair value on a non-recurring basis were as follows:

As of June 29, 2013, none of the Company's assets and liabilities were measured at fair value on a nonrecurring basis.

As of June 30, 2012, long-lived assets comprised of buildings held for sale were written down to their fair value, less cost to sell, of $19.7 million, resulting in an impairment loss of $22.4 million which was included in earnings for the period. The impairment charge was measured using Level 3 inputs. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets fair values. The fair value of the land and buildings was determined mainly after consideration of evidence such as appraisals and offers received. Please refer to Note 10: "Impairment of long-lived assets" of these Notes to Consolidated Financial Statements.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	June 29, 2013				June 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$25,024	$36	$—	$25,060	$75,007	$319	$—	$75,326
Total available-for-sale investments	$25,024	$36	$—	$25,060	$75,007	$319	$—	$75,326

In the fiscal years ended June 29, 2013 and June 30, 2012, Maxim Integrated did not recognize any impairment charges on short-term investments.
The government agency securities outstanding are maturing on December 18, 2013.
Derivative instruments and hedging activities

Foreign Currency Risk

The Company generates less than 5% of its revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. The Company incurs expenditures denominated in non-U.S. currencies, principally the Philippine Peso and Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. The Company is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. The Company has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. The Company does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange rate fluctuations. If a financial counterparty to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

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

	As of June 29, 2013			As of June 30, 2012
	Gross Notional(1)	Other Current Assets	Accrued Expenses	Gross Notional (1)	Other Current Assets	Accrued Expenses
	(in thousands)
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign exchange contracts	$56,963	$109	$1,321	$37,955	$150	$459

Derivatives not designated as hedging instruments
Foreign exchange contracts	51,544	78	98	35,105	492	48
Total derivatives	$108,507	$187	$1,419	$73,060	$642	$507
(1) Represents the face amounts of contracts that were outstanding as of June 29, 2013 and June 30, 2012, as applicable.
Derivatives designated as hedging instruments

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments during the fiscal year ended June 29, 2013 and the fiscal year ended June 30, 2012.

	June 29, 2013	June 30, 2012
	(in thousands)
Beginning balance	$309	$(234)
Gain (loss) reclassified to income	(309)	653
Loss (gain) recorded in other comprehensive loss	1,212	(110)
Ending balance	$1,212	$309

Maxim Integrated expects to reclassify an estimated net accumulated other comprehensive gain of $1.0 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The before-tax effect of cash flow derivative instruments for the fiscal years ended June 29, 2013 and June 30, 2012 was as follows:

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
		Years Ended
	Location	June 29, 2013	June 30, 2012
		(in thousands)
Cash Flow hedges:
Foreign exchange contracts	Net Revenues	$(122)	$(312)
Foreign exchange contracts	Cost of goods sold	608	187
Foreign exchange contracts	Operating Expense	(177)	(528)
Total cash flow hedges		$309	$(653)
The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the fiscal years ended June 29, 2013 and June 30, 2012 was as follows:

	Gain (Loss) Recognized in Income on Derivative Instrument
		Years Ended
	Location	June 29, 2013	June 30, 2012	June 25, 2011
		(in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$1,099	$1,653	$(1,893)
Total		$1,099	$1,653	$(1,893)

Volume of Derivative Activity

Total net U.S. Dollar notional amounts for foreign currency forward contracts, presented by net currency purchase (sell), are as follows:

In United States Dollars	June 29, 2013	June 30, 2012
	(in thousands)
Euro	$16,833	$(10,686)
Japanese Yen	(7,335)	(2,254)
British Pound	(4,177)	(575)
Philippine Peso	17,373	15,443
Thai Baht	3,512	4,264
Other Currencies	2,957	—
Total	$29,163	$6,192

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt
The following table summarizes the Company's long-term debt:

	June 29, 2013	June 30, 2012
	(in thousands)
3.45% fixed rate notes due June 2013	$—	$300,000
3.375% fixed rate notes due March 2023	500,000	—
SensorDynamics Debt (Denominated in Euro)
Term fixed rate notes (2.0%-2.5%) due up to September 2015	4,804	6,285
Amortizing fixed rate notes (1.5%-2.75%)	—	1,127
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 2014	784	1,676
Total	505,588	309,088
Less: Current portion of long-term debt	(2,015)	(303,496)
Total long-term debt	$503,573	$5,592

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.38% senior unsecured and unsubordinated notes ("$500 million notes") due in 2023, with an effective interest rate of 3.51%. Interest on the $500 million notes will be payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013. The $500 million notes are governed by base and supplemental indentures dated June 10, 2010 and March 18, 2013, respectively, between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds of the offering were approximately $490 million, after issuing at a discount and deducting paid expenses, and are included in the financing activities in the Consolidated Statement of Cash Flows.

Prior to December 15, 2022 (three months prior to the maturity date), the Company may redeem all or a portion of the $500 million notes at its option at any time or from time to time at a redemption price equal to the greater of:

•	Principal amount plus accrued and unpaid interest; and

•
the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued) discounted to the redemption date on a semiannual basis at the Treasury Rate (as defined in the Indenture) plus 25 basis points, plus accrued and unpaid interest on the principal amount being redeemed to, but excluding, the redemption date.

On or after December 15, 2022 (three months prior to the maturity date), the Company may redeem all or a portion of the $500 million notes at its option at any time or from time to time at a redemption price equal to the principal amount plus accrued and unpaid interest on the principal amount being redeemed.

On June 17, 2010, the Company completed a public offering of $300 million aggregate principal amount of the Company's 3.45% senior unsecured notes due on June 14, 2013. The $300 million notes were paid in full in June 2013.

In conjunction with the SensorDynamics acquisition as discussed in Note 9: "Acquisitions" of these Notes to Consolidated Financial Statements, Maxim Integrated acquired certain fixed and floating rate notes as detailed in the table above.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other expense, net over the life of the Notes. Interest expense associated with the Notes was $15.1 million and $11.2 million during the years ended June 29, 2013 and June 30, 2012, respectively. The interest expense is recorded in Interest and other income (expense), net in the Consolidated Statements of Income.

The estimated fair value of Maxim Integrated's debt was approximately $476 million at June 29, 2013. The estimated fair value of the debt is based primarily on an income approach utilizing market observable input such as interest rate.

Credit Facility

On October 13, 2011, the Company entered into a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The Company agreed to pay the lenders a facility fee at a rate per annum that varies

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the Company's index debt rating. Any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's debt index rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 29, 2013, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of Maxim Integrated's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At June 29, 2013, the Company had five stock option plans and one employee stock purchase plan, including the Company's 1996 Stock Incentive Plan (the "1996 Plan"), 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, Supplemental Non-employee Stock Option Plan and 2008 Employee Stock Purchase Plan ("2008 ESPP").

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Consolidated Statements of Income for fiscal years 2013, 2012 and 2011:

	For the Year Ended
	June 29, 2013
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,532	$8,862	$2,210	$12,604
Research and development	7,230	31,475	5,441	44,146
Selling, general and administrative	5,331	19,523	2,204	27,058
Pre-tax stock-based compensation expense	$14,093	$59,860	$9,855	$83,808
Less: income tax effect				14,745
Net stock-based compensation expense				$69,063

	For the Year Ended
	June 30, 2012
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$2,014	$9,387	$1,738	$13,139
Research and development	7,844	35,699	5,525	49,068
Selling, general and administrative	6,436	19,493	1,731	27,660
Pre-tax stock-based compensation expense	$16,294	$64,579	$8,994	$89,867
Less: income tax effect				20,215
Net stock-based compensation expense				$69,652

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 25, 2011
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$2,625	$9,819	$1,557	$14,001
Research and development	11,325	36,926	5,435	53,686
Selling, general and administrative	6,120	18,944	1,546	26,610
Pre-tax stock-based compensation expense	$20,070	$65,689	$8,538	$94,297
Less: income tax effect				25,457
Net stock-based compensation expense				$68,840

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

The fair value of each award granted in fiscal years 2013, 2012 and 2011 has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options For the Year Ended
	6/29/2013	6/30/2012	6/25/2011
Expected holding period (in years)	5.3	5.1	5.2
Risk-free interest rate	0.7%	1.2%	1.7%
Expected stock price volatility	37.7%	36.9%	37.1%
Dividend yield	3.3%	3.2%	4.2%

	ESPP For the Year Ended
	6/29/2013	6/30/2012	6/25/2011
Expected holding period (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%
Expected stock price volatility	24.0%	25.0%	24.7%
Dividend yield	3.1%	3.2%	3.3%

The weighted-average fair value of stock options granted was $6.69, $5.91 and $4.02 per share for fiscal years 2013, 2012 and 2011, respectively. The weighted-average fair value of RSUs granted was $25.30, $20.80 and $16.61 per share for fiscal years 2013, 2012 and 2011, respectively.

Stock Options

1996 Stock Incentive Plan

The Company's 1996 Plan, which was previously approved by the Company's stockholders, permits the grant of up to 126.1 million shares. The 1996 Plan provides for the grant of stock options, restricted stock units and restricted stock. To date, the Company has only issued stock options and restricted stock units. Under the 1996 Plan, the exercise price for all stock options will not be

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

less than the fair market value of the Company's common stock on the date of grant. Options granted under the 1996 Plan, as well as under the Company's other stock plans described above, generally vest over a period of up to four years and expire from five to ten years from the date of the grant or such shorter term as may be provided in the agreement.

At June 29, 2013, the Company had 21.0 million shares of its common stock available for issuance to employees and other option recipients under its 1996 Stock Incentive Plan, 1993 Officer and Director Stock Option Plan, 1987 Stock Option Plan, 1987 Supplemental Stock Option Plan, and Supplemental Non-employee Stock Option Plan.

The following table summarizes stock options outstanding, exercisable and vested and expected to vest as of June 29, 2013:

	Options		Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance at June 26, 2010	29,162,507	$27.05
Options Granted	3,559,132	17.61
Options Exercised	(1,460,652)	17.22
Options Cancelled	(2,928,501)	33.67

Balance at June 25, 2011	28,332,486	25.62
Options Granted	3,353,017	23.14
Options Exercised	(2,843,444)	16.55
Options Cancelled	(4,607,065)	31.62

Balance at June 30, 2012	24,234,994	25.20

Options Granted	2,788,088	27.47
Options Exercised	(3,919,847)	18.17
Options Cancelled	(3,021,896)	31.10

Balance at June 29, 2013	20,081,339	26.00	3.3	$108,826,977

Exercisable at June 29, 2013	10,640,111	$29.54	1.8	$49,277,850

Vested and expected to vest, June 29, 2013	19,065,351	$26.11	3.2	$104,361,444

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 28, 2013, the last business day preceding the fiscal year end, multiplied by the number of option outstanding, exercisable or vested and expected to vest as of June 29, 2013.

The following table summarizes information about stock options that were outstanding and exercisable at June 29, 2013:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 29, 2013	Weighted Average Remaining Contractual Term (In years)	Weighted Average Exercise Price	Number Exercisable at June 29, 2013	Weighted Average Exercise Price
$12.00 - $20.00	7,152,934	3.4	$15.85	3,336,951	$14.24
$20.01 - $30.00	6,298,270	5.4	$25.15	781,333	$25.29
$30.01 - $40.00	4,410,061	1.4	$35.20	4,301,753	$35.29
$40.01 - $51.00	2,220,074	1.2	$42.90	2,220,074	$42.90
	20,081,339			10,640,111

During fiscal year 2013, the Company granted approximately 2.8 million stock options from its 1996 Plan with an estimated total grant date fair value of $18.7 million. The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 were $44.7 million, $30.7 million and $11.8 million, respectively. The grant date fair value of options vested during fiscal years 2013,

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 and 2011 were $11.2 million, $14.7 million and $23.0 million, respectively. As of June 29, 2013, there was $31.7 million of total unrecognized compensation costs related to 9.5 million unvested stock options expected to be recognized over a weighted average period of approximately 2.7 years.

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

The following table summarizes outstanding and expected to vest RSUs as of June 29, 2013 and their activity during fiscal years 2013, 2012 and 2011:

	Number of Shares	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Balance at June 26, 2010	10,575,417
Restricted stock units granted	4,171,372
Restricted stock units released	(3,922,768)
Restricted stock units cancelled	(823,283)

Balance at June 25, 2011	10,000,738
Restricted stock units granted	3,645,864
Restricted stock units released	(3,433,989)
Restricted stock units cancelled	(1,289,159)

Balance at June 30, 2012	8,923,454

Restricted stock units granted	3,074,466
Restricted stock units released	(3,097,369)
Restricted stock units cancelled	(935,019)

Balance at June 29, 2013	7,965,532	2.6	$227,785,157

Expected to vest at June 29, 2013	7,102,927	2.6	$200,799,758

(1) Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on June 28, 2013, the last business day preceding the fiscal year end, multiplied by the number of RSUs outstanding, or expected to vest as of June 29, 2013.

The Company withheld shares worth $29.0 million related to employee withholding taxes based on the value of the RSUs on their vesting date as determined by the Company's closing stock price during the fiscal year ended June 29, 2013. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

As of June 29, 2013, there was $117.4 million of unrecognized compensation cost related to 8.0 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 1.6 million shares of its common stock for total consideration of $36.3 million related to the ESPP plan during the fiscal year ended June 29, 2013. As of June 29, 2013, the Company had 4.7 million shares of its common stock reserved and available for future issuance under the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	6/29/2013	6/30/2012	6/25/2011
	(In thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Income from continuing operations	$452,309	$354,918	$489,009
Income from discontinued operations	2,603	31,809	—
Net income	$454,912	$386,727	$489,009

Denominator for basic earnings per share	291,835	292,810	296,755
Effect of dilutive securities:
Stock options, ESPP and RSUs	6,761	7,192	6,622

Denominator for diluted earnings per share	298,596	300,002	303,377

Earnings per share-basic:
From continuing operations	$1.55	$1.21	$1.65
From discontinued operations	0.01	0.11	—
Basic	$1.56	$1.32	$1.65

Earnings per share-diluted:
From continuing operations	$1.51	$1.18	$1.61
From discontinued operations	0.01	0.11	—
Diluted	$1.52	$1.29	$1.61

Approximately 10.3 million, 13.8 million, and 14.9 million of the Company's stock awards were excluded from the calculation of diluted earnings per share for fiscal years 2013, 2012 and 2011, respectively. These options were excluded, as they were antidilutive. However, such options could be dilutive in the future.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill
(in thousands)
Balance at June 30, 2012	$423,073
Divestiture	(79)
Adjustments	(990)
Balance at June 29, 2013	$422,004

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The useful lives of significant amortizing intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Trade name	3 years
Backlog	1 year

Intangible assets consisted of the following:

	June 29, 2013			June 30, 2012
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$230,562	$136,870	$93,692	$227,912	$102,501	$125,411
Customer relationships	95,230	54,308	40,922	95,230	39,583	55,647
Backlog	6,400	6,400	—	6,400	6,400	—
Trade name	2,100	1,950	150	2,100	1,525	575
Total amortizable purchased intangible assets	334,292	199,528	134,764	331,642	150,009	181,633
IPR&D	22,382	—	22,382	27,280	—	27,280
Total purchased intangible assets	$356,674	$199,528	$157,146	$358,922	$150,009	$208,913

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011
	(in thousands)
Cost of goods sold	$33,994	$36,693	$30,164
Intangible Asset Amortization	15,525	16,737	18,752
Total Intangible Asset Amortization Expenses	$49,519	$53,430	$48,916

The following table represents the estimated future amortization expense of amortizable purchased intangible assets as of the end of fiscal year 2013:

Fiscal Year	Amount
(in thousands)
2014	$44,309
2015	42,086
2016	28,244
2017	18,233
2018	1,455
Thereafter	437

Total intangible assets	$134,764

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: ACQUISITIONS

Acquisitions completed in fiscal year 2013

The Company paid $13.8 million in contingent consideration relating to certain acquisitions completed in prior years during the twelve months ended June 29, 2013. Total contingent consideration that could still be paid out in the future related to acquisitions completed in prior years is $10.6 million.

Acquisitions completed in fiscal year 2012

The purchase price allocation for acquisitions completed in fiscal year 2012 is set forth in the table below and reflects various fair value estimates and analysis, including work performed by third-party valuation specialists.

Pro forma results of operations for these acquisitions have not been presented because they are not material to Maxim Integrated's consolidated results of income, either individually or in the aggregate. Revenue and earnings per share for the acquired businesses since the date of acquisition through June 29, 2013 were not provided as they are not material. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not expected to be deductible for tax purposes. Acquisition costs for fiscal year 2012 were not material.

Aggregate purchase price allocation for acquisitions made by Maxim Integrated during fiscal year 2012 is as follows:

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Aggregate purchase price allocation for Maxim Integrated's fiscal year 2011 acquisitions:

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

(1) Includes $8.8 million of contingent consideration relating to one of the other acquisitions discussed further below

The following table presents details of the Company's intangible assets acquired through business combinations completed during fiscal year 2011 (in thousands, except years):

	Intellectual Property		Customer Relationships		Backlog		Trademark		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount
Phyworks	5.0	$47,100	5.0	$1,600	1.3	$1,900	1.0	$200	$50,800
Other acquisitions	3.0	1,750	0.0	—	0.0	—	0.0	—	1,750
Total		$48,850		$1,600		$1,900		$200	$52,550
Weighted Average (in Years)	4.9		5.0		1.3		1.0

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER ACQUISITIONS

During fiscal year 2011, the Company completed two other acquisitions, the biggest of which is a developer of highly integrated, analog, mixed-signal solutions, as well as design methods and flows for analog system-on-a-chip (SoCs). The total cash consideration associated with the acquisition was $8.2 million. The acquired assets included cash of $0.4 million. Maxim Integrated also recorded $8.8 million, representing the fair value of contingent consideration that would be payable in the future should certain specified project milestones be met.

NOTE 10: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2013 impairments:

During the second quarter of fiscal year 2013, the Company identified certain assets as excess primarily attributable to the transition to utilizing newer, more efficient manufacturing equipment. These assets included used fabrication tools and test manufacturing equipment. In connection with these circumstances, the Company recorded a charge for the write down of equipment to its estimated fair value. The total charge of $22.2 million was included in impairment of long-lived assets in the Company's Consolidated Statements of Income. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets fair values. The fair value of the equipment was determined mainly after consideration of quoted market prices of similar equipment adjusted for equipment specifications and condition in addition to the current market demand and size.

During the first quarter of fiscal year 2013, the Company identified certain idle facilities as held for sale. In connection with these circumstances, the Company recorded a charge for the write-down of land and buildings to their estimated fair value, less cost to sell. The total charge of $2.7 million was included in impairment of long-lived assets in the Company's Consolidated Statements of Income. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets fair values. The fair value of the land and buildings was determined mainly after consideration of evidence such as appraisals and offers received.

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

NOTE 11: DISCONTINUTED OPERATIONS

Fiscal year 2013 divestiture

On December 31, 2012, the Company sold its video processing product line to GEO Semiconductor, Inc.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year 2012 divestitures

In January 2012, the Company sold its clock synchronization business (the "Clocks Business") for a total sale price of approximately $44.0 million. No further proceeds from the sale are expected. The Clock Business formed part of the Company's Comm Timing reporting unit.

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

Selected financial information related to discontinued operations follows:

	June 29, 2013	June 30, 2012
	(in thousands)
Gain on sale of discontinued operations	$3,285	$45,372
Income tax expense	(682)	(13,563)
Gain on discontinued operations, net of tax	$2,603	$31,809

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011
	(in thousands)

United States	$283,807	$287,174	$360,310
China	996,108	1,040,833	915,628
Korea	235,879	201,819	294,006
Vietnam	234,989	133,779	4,169
Rest of Asia	328,956	372,627	442,013
Europe	294,998	302,373	379,173
Rest of World	66,722	64,924	77,042
	$2,441,459	$2,403,529	$2,472,341

Net long-lived assets by geographic region were as follows:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012
	(in thousands)

United States	$1,058,579	$957,982
Philippines	183,671	247,681
Thailand	76,708	99,308
Rest of World	54,166	48,635
	$1,373,124	$1,353,606

NOTE 13: COMMITMENTS AND CONTINGENCIES

Stock Option Litigation

In June 2010, the Company entered into a stipulation of settlement settling a putative class action lawsuit that was filed in the U.S. District Court for the Northern District of California alleging claims under the federal securities laws based on certain alleged misrepresentations and omissions in the Company's public disclosures concerning its stock option accounting practices. During fiscal year 2011, the Company paid $173.0 million in cash to settle this matter.

Legal Proceedings

We are party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized or reserved, if any.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments

The Company leases certain of its facilities under various operating leases that expire at various dates through June 2025. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

Future annual minimum payments for all commitments are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$48,114	$10,015	$15,228	$12,858	$10,013
Software license	8,076	4,038	4,038	—	—
Long-term debt obligations (2)	505,588	2,015	3,573	—	500,000
Interest payments associated with long-term debt obligations (3)	168,888	17,685	33,781	33,750	83,672
Capital equipment and inventory related purchase obligations (4)	16,317	2,391	4,014	4,139	5,773

Total	$746,983	$36,144	$60,634	$50,747	$599,458

(1) The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2025.
(2) Long-term debt represents amounts due for the Company's $500 million notes and other notes acquired through the SensorDynamics acquisition.
(3) Interest payments associated with the Company's $500 million notes and other notes acquired through the SensorDynamics acquisition.
(4) Capital equipment purchase obligations represent commitments for purchase of property, plant and equipment. The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included in the table. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

Rental expense amounted to approximately $9.5 million, $17.4 million, and $12.7 million in fiscal years 2013, 2012 and 2011, respectively.

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

Pursuant to the Company's charter documents and separate written indemnification agreements, the Company has certain indemnification obligations to its current officers, employees and directors, as well as certain former officers and directors.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Loss, were as follows:

	June 29, 2013	June 30, 2012
	(in thousands)
Tax effect of the unrealized exchange loss on long-term intercompany receivables	$(7,401)	$(6,469)
Unrealized gain (loss) on post-retirement benefits	(5,838)	(7,444)
Cumulative translation adjustment	(1,527)	(1,527)
Unrealized gain (loss) on cash flow hedges	(1,004)	(196)
Unrealized gain (loss) on available-for-sale securities investments	23	202
Accumulated Other Comprehensive Loss	$(15,747)	$(15,434)

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

During fiscal years 2013, 2012 and 2011, the Company repurchased approximately 12.8 million, 9.9 million and 10.9 million shares of its common stock for $375.1 million, $246.4 million and $231.0 million, respectively. As of June 29, 2013, the Company had a remaining authorization of $176.1 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

In July 2013, the Board of Directors authorized the Company to repurchase up to $1.0 billion of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were canceled and superseded by this authorization.

NOTE 16: INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

	For the Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011
	(in thousands)
Federal
Current	$84,996	$143,903	$44,579
Deferred	13,207	16,767	118,351
State
Current	322	2,877	781
Deferred	3,574	3,523	4,204
Foreign
Current	17,228	14,757	2,810
Deferred	(1,357)	(4,012)	1,937
	$117,970	$177,815	$172,662

In addition, the Company recorded income tax of $0.7 million and $13.6 million in the fiscal years ended June 29, 2013 and June 30, 2012, respectively, related to discontinued operations that was netted against income from discontinued operations.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pretax income (loss) from continuing operations for the Company's foreign subsidiaries was approximately $500.6 million, $348.3 million and $285.0 million for fiscal years ended June 29, 2013, June 30, 2012 and June 25, 2011, respectively.

As of June 29, 2013, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $229.9 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 29, 2013 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $63.1 million.

The provision for income taxes for continuing operations differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	0.6	1.1	0.7
General business credits	(2.0)	(0.5)	(1.5)
Foreign earnings and losses taxed or benefitted at different rates	(16.5)	(3.9)	(4.6)
Stock-based compensation	2.7	2.3	1.3
Release of unrecognized tax benefits	—	(0.4)	(4.1)
Interest accrual for unrecognized tax benefits	0.8	0.6	(1.6)
Other	0.1	(0.8)	0.9

Income tax rate	20.7%	33.4%	26.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 29, 2013	June 30, 2012
	(in thousands)
Deferred tax assets:
Inventory valuation and reserves	$870	$8,160
Distributor related accruals and sales return and allowance accruals	12,847	16,426
Deferred revenue	325	1,475
Accrued compensation	44,540	44,524
Stock-based compensation	47,357	59,524
Net operating loss carryovers	41,183	40,750
Tax credit carryovers	45,854	43,005
Other reserves and accruals not currently deductible for tax purposes	16,390	17,225
Other	13,048	8,102

Total deferred tax assets	$222,414	$239,191

Deferred tax liabilities:
Fixed assets cost recovery, net	(258,717)	(260,374)
Other	(12,753)	(11,822)

Net deferred tax assets /(liabilities) before valuation allowance	(49,056)	(33,005)
Valuation allowance	(72,898)	(61,550)

Net deferred tax assets/(liabilities)	$(121,954)	$(94,555)

The valuation allowance increased by $11.3 million in fiscal year 2013. The increase was primarily due to valuation allowances that were established for net operating loss and credit carryforwards generated during the fiscal year 2013. $37.3 million of the valuation allowance is attributable to the tax benefits of income tax deductions generated by the exercise of stock options that, when realized, will be recorded as a credit to additional paid-in-capital.

As of June 29, 2013, the Company has $21.9 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2024 and 2028, $60.1 million of state net operating loss carryforwards expiring at various dates through the fiscal years 2031, $113.8 million of foreign net operating losses with no expiration date, $10.1 million of state tax credit carryforwards expiring at various dates between fiscal years 2013 and 2028 and $73.2 million of state tax credit carryforwards with no expiration date.

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

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 29, 2013	June 30, 2012
	(in thousands)
Balance as of beginning of year	$228,907	$117,413
Tax positions related to current year:
Addition	61,359	56,257
Tax positions related to prior year:
Addition	12,638	60,221
Reduction	—	(2,979)
Lapses in statutes of limitations	—	(2,005)

Balance as of end of year	$302,904	$228,907

The total amount of gross unrecognized tax benefits as of June 29, 2013 that, if recognized, would affect the effective tax rate and additional paid in capital is $292.2 million and $10.7 million, respectively.

Consistent with prior years, the Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during fiscal years ended June 29, 2013, June 30, 2012, and June 25, 2011 was $7.4 million, $7.3 million and $(17.1) million, respectively, and the total amount of interest and penalties accrued as of June 29, 2013, June 30, 2012, and June 25, 2011 was $17.9 million, $10.6 million, and $3.3 million, respectively. The fiscal year 2011 interest and penalty net benefit of $(17.1) million was primarily due to a $19.5 million reversal of prior year interest and penalties due to the expiration of the statute of limitations.

In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing. Management believes that it has adequately provided for any adjustments that may result from this audit.

A summary of the fiscal tax years that remain subject to examination, as of June 29, 2013, for the Company's major tax jurisdictions are:

United States - Federal	2009	-	forward
United States - Various States	2009	-	forward
Japan	2007	-	forward
Philippines	2010	-	forward
Thailand	2004	-	forward
United Kingdom	2011	-	forward
Ireland	2010	-	forward

NOTE 17: BENEFITS

Defined contribution plan:

Starting January 1, 2011, Maxim Integrated reinstated its 401(k) employer matching contribution for U.S. employees. U.S. employees are automatically enrolled in the plan when they meet eligibility requirements, unless they decline participation. Under the terms of the plan Maxim Integrated matches 100% of the employee contributions up to 3% of employee eligible compensation and 50% of additional employee contributions up to 5% of employee eligible compensation, up to the IRS Annual Compensation Limits. Total defined contribution expense was $14.1 million and $13.8 million in fiscal years 2013 and 2012, respectively.

Non-U.S. Pension Benefits

We provide defined-benefit pension plans in certain countries. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post-Employment Benefits

During the fourth quarter of fiscal year 2012, the Company formalized a post-retirement benefits plan merging the former and current Maxim Integrated employees with the Dallas Semiconductor participants under one pool. The plan gained the proper approvals and, accordingly, the Company has accounted for both plans as of June 29, 2013 and June 30, 2012 under ASC 715.

Medical Expense & Funded Status Reconciliation

	June 30, 2012	Fiscal Year 2013 Expense	June 29, 2013	Estimated Fiscal Year 2014 Expense
	(in thousands, except percentages)
Accumulated Postretirement Benefit Obligation [APBO]:
Retirees and beneficiaries	$(20,427)		$(18,162)
Active participants	(1,780)		(2,128)

Funded status	$(22,207)		$(20,290)

Actuarial gain (loss)	$1,507		$(2,369)
Prior service cost	3,100		—

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$8,603		$5,500
Prior service cost	3,100		2,744
Total	$11,703		$8,244

Net Periodic Postretirement Benefit Cost/(Income):
Interest cost		877		858
Amortization:
Prior service cost		356		356
Net actuarial loss (1)		734		457
Total net periodic postretirement benefit cost		$1,967		$1,671

Employer contributions		$424		$676

Economic Assumptions:
Discount rate	4.0%		4.3%
Medical trend	9% -5%		8.5% -5%

(1) Unrecognized losses are amortized over average remaining service period of active participants of 7.6 years at June 29, 2013.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following benefit payments are expected to be paid:

Non-Pension Benefits
2014	$676
2015	721
2016	777
2017	834
2018	861
Thereafter	16,421
$20,290

Dallas Semiconductor Split-Dollar Life Insurance

As a result of the Company's acquisition of Dallas Semiconductor in 2001, the Company assumed responsibility associated with a split-dollar life insurance policy held by a former Dallas Semiconductor officer. The policies are owned by the individual with the Company retaining a limited collateral assignment.

The Company had $3.2 million and $3.0 million included in Other Assets as of June 29, 2013 and June 30, 2012, respectively, associated with the limited collateral assignment to the policy. The Company had a $4.8 million and $4.6 million obligation included in Other Liabilities as of June 29, 2013 and June 30, 2012, respectively, related to the anticipated continued funding associated with the policy.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2013	6/29/2013	3/30/2013	12/29/2012	9/29/2012
	(In thousands, except percentages and per share data)
Net revenues	$608,194	$604,884	$605,306	$623,075
Cost of goods sold	236,795	228,782	241,931	237,384

Gross margin	$371,399	$376,102	$363,375	$385,691
Gross margin %	61.1%	62.2%	60.0%	61.9%

Operating income	$151,090	$154,278	$117,548	$165,403
% of net revenues	24.8%	25.5%	19.4%	26.5%

Income from continuing operations	$119,014	$128,785	$76,622	$127,888
Income from discontinued operations	—	2,603	—	—
Net income	$119,014	$131,388	$76,622	$127,888

Earnings per share: basic
From continuing operations	$0.41	$0.44	$0.26	$0.44
From discontinued operations	—	0.01	—	—
Basic	$0.41	$0.45	$0.26	$0.44
		.
Earnings per share: diluted
From continuing operations	$0.40	$0.43	$0.26	$0.43
From discontinued operations	—	0.01	—	—
Diluted	$0.40	$0.44	$0.26	$0.43

Shares used in the calculation of earnings per share:
Basic	290,146	292,888	292,075	292,213

Diluted	296,756	300,082	298,759	298,782

Dividends paid per share	$0.24	$0.24	$0.24	$0.24

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2012	6/30/2012	3/31/2012	12/31/2011	9/24/2011
	(In thousands, except percentages and per share data)
Net revenues	$604,956	$571,212	$591,359	$636,002
Cost of goods sold	232,967	235,782	243,399	240,529

Gross margin	$371,989	$335,430	$347,960	$395,473
Gross margin %	61.5%	58.7%	58.8%	62.2%

Operating income	$136,021	$111,886	$114,510	$172,380
% of net revenues	22.5%	19.6%	19.4%	27.1%

Income from continuing operations	$110,634	$22,708	$88,130	$133,446
Income from discontinued operations	—	31,809	—	—
Net income	$110,634	$54,517	$88,130	$133,446

Earnings per share: basic
From continuing operations	$0.38	$0.08	$0.30	$0.45
From discontinued operations	—	0.11	—	—
Basic	$0.38	$0.19	$0.30	$0.45

Earnings per share: diluted
From continuing operations	$0.37	$0.07	$0.29	$0.44
From discontinued operations	—	0.11	—	—
Diluted	$0.37	$0.18	$0.29	$0.44

Shares used in the calculation of earnings per share:
Basic	292,757	292,276	291,824	294,475

Diluted	299,793	300,221	299,290	301,076

Dividends paid per share	$0.22	$0.22	$0.22	$0.22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Maxim Integrated Products, Inc.
San Jose, California
We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 29, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries at June 29, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 29, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
DELOITTE & TOUCHE LLP
San Jose, California
August 12, 2013

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Doubtful accounts
Year ended June 29, 2013	$1,155	$126	$54	$1,227
Year ended June 30, 2012	$1,705	$(504)	$46	$1,155
Year ended June 25, 2011	$2,446	$(362)	$379	$1,705

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Returns and Allowances
Year ended June 29, 2013	$11,374	$65,651	$64,607	$12,418
Year ended June 30, 2012	$15,992	$60,989	$65,607	$11,374
Year ended June 25, 2011	$14,992	$74,456	$73,456	$15,992

(1) Uncollectible accounts written off.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2013	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Senior Vice President, Chief Financial Officer

August 12, 2013	MAXIM INTEGRATED PRODUCTS, INC.

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

Signature	Title	Date

/s/ Tunc Doluca	President, Director and Chief Executive Officer	August 12, 2013
Tunc Doluca	(Principal Executive Officer)

/s/ Bruce E. Kiddoo	Senior Vice President and Chief Financial Officer	August 12, 2013
Bruce E. Kiddoo	(Principal Financial Officer)

/s/ David A. Caron	Vice President and Chief Accounting Officer	August 12, 2013
David A. Caron	(Principal Accounting Officer)

/s/ James R. Bergman	Director	August 12, 2013
James R. Bergman

/s/ Joseph R. Bronson	Director	August 12, 2013
Joseph R. Bronson

/s/ Robert E. Grady	Director	August 12, 2013
Robert E. Grady

/s/ B. Kipling Hagopian	Director and Chairman of the Board	August 12, 2013
B. Kipling Hagopian

/s/ William D. Watkins	Director	August 12, 2013
William D. Watkins

/s/ A.R. Wazzan	Director	August 12, 2013
A.R. Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
Deloitte & Touche LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
160 Rio Robles
San Jose, California 95134
(408) 601-1000

Stock Listing

At August 2, 2013, there were 814 stockholders of record of the Company's common stock as reported by Computershare. Maxim Integrated common stock is traded on the Nasdaq Global Select Market under the symbol "MXIM".

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation of the Company

3.2 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.3 (3)	Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3

10.1 (4)	The Company's Forms of Indemnity Agreement(A)

10.2 (5)	The Company's 1987 Supplemental Stock Option Plan, as amended(A)

10.3 (6)	The Company's 1996 Stock Incentive Plan, as amended and restated(A)

10.4 (7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.5 (7)	Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.6 (7)	Form of Indemnification Agreement between Dallas Semiconductor Corporation and its directors and officers(A)

10.7 (8)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees

10.8 (8)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders

10.9 (9)	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993(A)

10.10 (9)	Employment Agreement between the Company and Pirooz Parvarandeh dated as of November 1, 1994(A)

10.11 (10)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007(A)

10.12 (3)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees

10.13 (3)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders

10.14 (11)	The Company's 2008 Employee Stock Purchase Plan, as amended(A)

10.15 (12)	Release of Claims and Vesting Agreement for Officer Goodwill Payment(A)

10.16 (13)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.17 (14)	Agreement and Plan of Merger dated April 12, 2010, relating to the acquisition of Teridian Semiconductor Corp. by the Company

10.18 (15)	Change In Control Employee Severance Plan for U.S. Based Employees

10.19 (15)	Change In Control Employee Severance Plan for Non-U.S. Based Employees

10.20 (15)	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.

10.21 (16)
Credit Agreement, dated October 13, 2011, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto

10.22 (17)	Underwriting Agreement, dated March 11, 2013, between the Company and J.P. Morgan Securities LLC

10.23 (18)	Supplemental Indenture, dated as of March 18, 2013, between the Company and Wells Fargo Bank, National Association, as trustee

12.1	Statement of Ratio of Income to Fixed Charges PDF provided as a courtesy

14	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company PDF provided as a courtesy

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm PDF provided as a courtesy

24.1	Power of Attorney (see page 75)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

_________________

(A) Management contract or compensatory plan or arrangement.
_________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(2)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-19561 and to the Company's Annual Report on Form 10-K for the year ended June 25, 2005.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 1998.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 24, 2009.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2009.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 24, 2006.
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.
(11)	Incorporated by reference as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 26, 2009.
(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2009.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 2009.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 14, 2010.
(15)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 26, 2010.
(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 2011.
(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 11, 2013.
(18)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 18, 2013.