Form 10-Q
period 2013-09-28
MAXIM INTEGRATED PRODUCTS INC
filed 2013-10-25
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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

(408) 601-1000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [x] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller” reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES [ ] NO [x]

As of October 18, 2013 there were 282,579,141 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2013	June 29, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,009,547	$1,174,986
Short-term investments	25,036	25,060
Total cash, cash equivalents and short-term investments	1,034,583	1,200,046
Accounts receivable, net	297,888	285,438
Inventories	278,218	275,640
Deferred tax assets	54,854	82,173
Other current assets	116,225	96,609
Total current assets	1,781,768	1,939,906
Property, plant and equipment, net	1,374,544	1,373,124
Intangible assets, net	145,618	157,146
Goodwill	422,004	422,004
Other assets	40,063	43,730
TOTAL ASSETS	$3,763,997	$3,935,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,060	$105,322
Income taxes payable	21,799	22,437
Accrued salary and related expenses	124,954	187,970
Accrued expenses	55,561	60,592
Current portion of long-term debt	4,804	2,015
Deferred revenue on shipments to distributors	27,179	26,557
Total current liabilities	335,357	404,893
Long-term debt	500,955	503,573
Income taxes payable	294,728	282,697
Deferred tax liabilities	205,221	206,855
Other liabilities	29,300	29,894
Total liabilities	1,365,561	1,427,912

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	283	288
Retained earnings	2,412,262	2,523,457
Accumulated other comprehensive loss	(14,109)	(15,747)
Total stockholders’ equity	2,398,436	2,507,998
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,763,997	$3,935,910

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(in thousands, except per share data)

Net revenues	$585,241	$623,075
Cost of goods sold	238,045	237,384
Gross margin	347,196	385,691
Operating expenses:
Research and development	129,902	132,930
Selling, general and administrative	77,430	80,187
Intangible asset amortization	3,436	4,049
Impairment of long-lived assets	—	2,707
Severance and restructuring expenses	5,547	—
Other operating expenses (income), net	2,272	415
Total operating expenses	218,587	220,288
Operating income	128,609	165,403
Interest and other income (expense), net	(3,463)	(5,742)
Income before provision for income taxes	125,146	159,661
Provision for income taxes	22,026	31,773
Net income	$103,120	$127,888

Earnings per share:
Basic	$0.36	$0.44
Diluted	$0.36	$0.43

Shares used in the calculation of earnings per share:
Basic	284,654	292,213
Diluted	290,260	298,782

Dividends paid per share	$0.26	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(in thousands)
Net income	$103,120	$127,888
Other comprehensive income, net of tax:
Cash flow hedges
Change in net unrealized gains and losses on cash flow hedges	474	581
Gains and losses reclassified into income	750	4
	1,224	585
Marketable Securities
Change in net unrealized gains and losses on available-for-sale securities	(8)	(35)
	(8)	(35)
Post-employment benefits
Gains and losses reclassified into income	284	1,051
	284	1,051
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	138	(1,082)
	138	(1,082)
Other comprehensive income (loss), net of tax	1,638	519
Total comprehensive income	$104,758	$128,407

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$103,120	$127,888
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18,740	22,497
Depreciation and amortization	51,133	53,674
Deferred taxes	25,529	22,772
Loss (gain) from sale of property, plant and equipment	36	(51)
Tax benefit (shortfall) related to stock-based compensation	(3,488)	1,335
Impairment of long lived assets	—	2,707
Excess tax benefit from stock-based compensation	(1,697)	(5,219)
Changes in assets and liabilities:
Accounts receivable	(12,450)	923
Inventories	(2,301)	(16,015)
Other current assets	(18,546)	(7,839)
Accounts payable	(9,162)	(26,466)
Income taxes payable	11,393	10,461
Deferred revenue on shipments to distributors	622	745
All other accrued liabilities	(67,035)	(50,667)
Net cash provided by (used in) operating activities	95,894	136,745

Cash flows from investing activities:
Purchase of property, plant and equipment	(36,329)	(50,703)
Proceeds from sale of property, plant and equipment	3,048	344
Net cash provided by (used in) investing activities	(33,281)	(50,359)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,697	5,219
Repayment of notes payable	—	(224)
Issuance of debt, net of issuance costs	100	—
Net issuance of restricted stock units	(6,966)	(7,107)
Proceeds from stock options exercised	5,247	19,864
Repurchase of common stock	(154,386)	(65,149)
Dividends paid	(73,744)	(70,199)
Net cash provided by (used in) financing activities	(228,052)	(117,596)
Net increase (decrease) in cash and cash equivalents	(165,439)	(31,210)
Cash and cash equivalents:
Beginning of period	1,174,986	881,060
End of period	$1,009,547	$849,850
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$433	$5,602
Cash paid for interest	$8,302	$98
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$21,725	$32,765

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 28, 2013 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2014 and 2013 are 52-week fiscal years.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) New Accounting Updates Recently Adopted

In the first quarter of fiscal year 2014, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)- Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The adoption of this amended standard resulted in presenting the reclassification adjustments on the face of the Condensed Consolidated Statements of Comprehensive Statements and did not change the current requirements for reporting net income or other comprehensive income in the financial statements.

(ii) Recent Accounting Updates Not Yet Effective

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the Condensed Consolidated Balance Sheets.  The Company will be required to adopt ASU 2013-11 on a prospective basis in the first quarter of fiscal 2015, however, early adoption is permitted, as is a retrospective application. The Company is currently evaluating the impact of this new standard on its Condensed Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consists of:

	September 28, 2013	June 29, 2013
Accounts Receivable:	(in thousands)
Accounts receivable	$313,692	$299,083
Returns and allowances	(15,804)	(13,645)
	$297,888	$285,438

Inventories consist of:

	September 28, 2013	June 29, 2013
Inventories:	(in thousands)
Raw materials	$15,540	$14,055
Work-in-process	196,492	184,511
Finished goods	66,186	77,074
	$278,218	$275,640

Property, plant and equipment, net consists of:

	September 28, 2013	June 29, 2013
Property, plant and equipment:	(in thousands)
Land	$62,093	$62,093
Buildings and building improvements	366,576	364,037
Machinery and equipment	2,127,041	2,099,301
	2,555,710	2,525,431
Less: accumulated depreciation and amortization	(1,181,166)	(1,152,307)
	$1,374,544	$1,373,124

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

The Company’s Level 1 assets consist of money market funds.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets and liabilities consist of certificates of deposit, government agency securities and foreign currency forward contracts.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s Level 3 consist of contingent consideration liability related to certain prior years’ acquisitions.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 28, 2013				As of June 29, 2013
	Fair Value Measurements Using			Total	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets
Money market funds (1)	$89,398	$—	$—	$89,398	$402,513	$—	$—	$402,513
Certificates of deposit (1)	—	77	—	77	—	77	—	77
Government agency securities (2)	—	25,036	—	25,036	—	25,060	—	25,060
Foreign currency forward contracts (3)	—	609	—	609	—	187	—	187
Total Assets	$89,398	$25,722	$—	$115,120	$402,513	$25,324	$—	$427,837

Liabilities
Foreign currency forward contracts (4)	$—	$278	$—	$278	$—	$1,419	$—	$1,419
Contingent Consideration (4)	—	—	8,785	8,785	—	—	8,577	8,577
Total Liabilities	$—	$278	$8,785	$9,063	$—	$1,419	$8,577	$9,996

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 28, 2013 and for the year ended June 29, 2013:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	September 28, 2013	September 29, 2012
Contingent Consideration	(in thousands)
Beginning balance	$8,577	$17,737
Total gains or losses (realized and unrealized):
Included in earnings	208	672
Ending balance	$8,785	$18,409

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$208	$672

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

The fair value of this liability is estimated quarterly by management based on inputs received from the Company’s engineering and finance personnel. The determination of the milestone achievement is performed by the Company’s business units and reviewed by the accounting department. Potential valuation adjustments are made as the progress toward achieving milestones becomes determinable, with the impact of such adjustments being recorded to Other operating expenses (income), net.

During the three months ended September 28, 2013 and the year ended June 29, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis were as follows:

None, as of September 28, 2013 and June 29, 2013.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	September 28, 2013				June 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$25,011	$25	$—	$25,036	$25,024	$36	$—	$25,060
Total available-for-sale investments	$25,011	$25	$—	$25,036	$25,024	$36	$—	$25,060

In the three months ended September 28, 2013 and the year ended June 29, 2013, Maxim Integrated did not recognize any impairment charges on short-term investments.
The government agency securities outstanding are maturing on December 18, 2013.
Derivative instruments and hedging activities

The Company generates less than 5% of its revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. The Company incurs expenditures denominated in non-U.S. currencies, principally the Philippine Peso and Thai Baht associated with the Company’s manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates these forward contracts as hedging instruments pursuant to ASC 815 Derivatives and Hedging. As of September 28, 2013 and June 29, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other international currencies were $52.1 million and $53.8 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $7.5 million and $3.2 million, respectively. The fair values of our outstanding foreign currency forward contracts, amounts included in the statement of income and changes in the accumulated other comprehensive loss (income) were not material for the quarter ended September 28, 2013 and the year ended June 29, 2013.

Derivatives not designated as hedging instruments

As of September 28, 2013 and June 29, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other international currencies were $12.9 million and $15.0 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $40.2 million and $36.5 million, respectively. The fair values of our outstanding foreign currency forward contracts and amounts included in the statement of income were not material for the quarter ended September 28, 2013 and year ended June 29, 2013.

Long-term debt
The following table summarizes the Company’s long-term debt:

	September 28, 2013	June 29, 2013
	(in thousands)
3.375% fixed rate notes due March 2023	$500,000	$500,000
SensorDynamics Debt (Denominated in Euro)
Term fixed rate notes (2.0%-2.5%) due up to September 2015	4,964	4,804
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 2014	795	784
Total	505,759	505,588
Less: Current portion	(4,804)	(2,015)
Total long-term debt	$500,955	$503,573

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 3.375% senior unsecured and unsubordinated notes (“$500 million notes”) due on March 2023, with an effective interest rate of 3.51%. Interest on the $500 million notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013. The $500 million notes are governed by base and supplemental indentures dated June 10, 2010 and March 18, 2013, respectively, between the Company and Wells Fargo Bank, National Association, as trustee.

In conjunction with the SensorDynamics acquisition, the Company acquired certain fixed and floating rate notes as detailed in the table above.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net over the life of the notes. Interest expense associated with the notes was $4.3 million and $2.9 million during the three months ended September 28, 2013 and September 29, 2012, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of the Company’s debt was approximately $470 million at September 28, 2013. The estimated fair value of the debt is based primarily on observable market inputs and is a level 2 measurement.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 28, 2013 and September 29, 2012:

	Three Months Ended
	September 28, 2013				September 29, 2012
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$349	$1,918	$475	$2,742	$398	$2,171	$419	$2,988
Research and development	1,836	6,440	1,322	9,598	1,829	9,210	1,284	12,323
Selling, general and administrative	1,264	4,527	609	6,400	1,555	5,119	512	7,186
Pre-tax stock-based compensation expense	$3,449	$12,885	$2,406	$18,740	$3,782	$16,500	$2,215	$22,497
Less: income tax effect				2,729				4,832
Net stock-based compensation expense				$16,011				$17,665

Fair Value

The fair value of options granted to employees under the Company’s Amended and Restated 1996 Stock Incentive Plan and rights to acquire common stock under the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”) is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of Restricted Stock Units (“RSUs”) is estimated using the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting.

Expected volatilities are based on the historical volatilities from the Company’s traded common stock over a period equal to the expected term. The Company is utilizing the simplified method to estimate expected holding periods. The risk-free interest rate is based on the U.S. Treasury yield. The Company determines the dividend yield by dividing the annualized dividends per share by the prior quarter’s average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

The fair value of share-based awards granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options
	Three Months Ended
	September 28, 2013	September 29, 2012
Expected holding period (in years)	5.4	5.4
Risk-free interest rate	1.4%	0.7%
Expected stock price volatility	35.0%	37.8%
Dividend yield	3.1%	3.3%

The weighted-average fair value of stock options granted was $6.74 and $6.24 per share for the three months ended September 28, 2013 and September 29, 2012, respectively. The weighted-average fair value of RSUs granted was $24.75 and $24.31 per share for the three months ended September 28, 2013 and September 29, 2012, respectively.

Stock Options

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 28, 2013 and their activity for the three months ended September 28, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 29, 2013	20,081,339	$26.00
Options Granted	2,456,964	28.17
Options Exercised	(280,624)	16.44
Options Cancelled	(1,513,816)	33.62
Balance at September 28, 2013	20,743,863	$25.83	3.7	$125,609,822
Exercisable, September 28, 2013	9,638,371	$28.46	1.9	$58,056,555
Vested and expected to vest, September 28, 2013	19,380,483	$25.83	3.6	$120,358,593

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on September 27, 2013, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 28, 2013.

As of September 28, 2013, there was $44.2 million of total unrecognized stock compensation cost related to 11.1 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Restricted Stock Units

The following table summarizes outstanding and expected to vest RSUs as of September 28, 2013 and their activity during the three months ended September 28, 2013:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 29, 2013	7,965,532
Restricted stock units granted	2,122,593
Restricted stock units released	(718,415)
Restricted stock units cancelled	(301,364)
Balance at September 28, 2013	9,068,346	3.0	$272,428,197
Outstanding and expected to vest, September 28, 2013	7,951,299	2.9	$235,437,949

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s common stock on September 27, 2013, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of September 28, 2013.

The Company withheld shares totaling $7.0 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three months ended September 28, 2013. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 28, 2013, there was $152.1 million of unrecognized compensation expense related to 9.1 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Employee Stock Purchase Plan

As of September 28, 2013, there was $3.2 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$103,120	$127,888

Denominator for basic earnings per share	284,654	292,213
Effect of dilutive securities:
Stock options, ESPP and RSUs	5,606	6,569
Denominator for diluted earnings per share	290,260	298,782

Earnings per share
Basic	$0.36	$0.44
Diluted	$0.36	$0.43
Approximately 8.9 million and 11.0 million stock options were excluded from the calculation of diluted earnings per share for the three months ended September 28, 2013 and September 29, 2012, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC No. 280, Segment Reporting (“ASC 280”).

The Company has three operating segments which aggregate into one reportable segment. Under ASC 280, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of ASC 280, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

•	the sale of analog and mixed signal integrated circuits is the primary source of revenue for each of the Company’s three operating segments;

•	the integrated circuits sold by each of the Company’s operating segments are manufactured using similar semiconductor manufacturing processes;

•	the integrated circuits marketed by each of the Company’s operating segments are sold to the same types of customers; and

•	all of the Company’s integrated circuits are sold through a centralized sales force and common wholesale distributors.

All of the Company’s operating segments share similar long-term financial performance as they have similar economic characteristics, including gross margins. The causes for variation among the Company’s operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes the Company’s operating segments based upon changes in customers, end-markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customers’ ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(in thousands)
United States	$89,099	$59,121
China	233,898	274,905
Korea	35,036	64,379
Rest of Asia	138,346	137,427
Europe	72,626	70,907
Rest of World	16,236	16,336
	$585,241	$623,075

Net long-lived assets by geographic region were as follows:

	September 28, 2013	June 29, 2013
	(in thousands)
United States	$1,070,324	$1,058,579
Philippines	182,496	183,671
Thailand	72,418	76,708
Rest of World	49,306	54,166
	$1,374,544	$1,373,124

NOTE 9: COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Loss were as follows:

	September 28, 2013	June 29, 2013
	(in thousands)
Tax effect of the unrealized exchange gain and loss on long-term intercompany receivables	$(7,263)	(7,401)
Unrealized gain (loss) on post-retirement benefits	(5,554)	(5,838)
Cumulative translation adjustment	(1,527)	(1,527)
Unrealized gain (loss) on cash flow hedges	220	(1,004)
Unrealized gain (loss) on available-for-sale securities	15	23
Accumulated Other Comprehensive Loss	$(14,109)	$(15,747)

NOTE 10: INCOME TAXES

In the three months ended September 28, 2013 and September 29, 2012, the Company recorded an income tax provision of $22.0 million and $31.8 million, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s income tax provision for the three months ended September 28, 2013 and September 29, 2012 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected.

In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

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

Indemnification

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims.

Pursuant to the Company’s charter documents and separate written indemnification agreements, the Company has certain indemnification obligations to its current officers, employees and directors, as well as certain former officers and directors.

NOTE 12: COMMON STOCK REPURCHASES

In July 2013, the Board of Directors authorized the Company to repurchase up to $1 billion of the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company’s Board of Directors for the repurchase of common stock were superseded by this authorization.

During the three months ended September 28, 2013, the Company repurchased approximately 5.5 million shares of its common stock based on settlement date for $154.4 million. As of September 28, 2013, the Company had remaining authorization to repurchase up to an additional $912.8 million of the Company’s common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual impairment analysis during the first quarter of fiscal year 2014 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

For the three months ended September 28, 2013, there were no changes relating to goodwill.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual Property	5-10 years
Customer Relationships	5-10 years
Trade name	3 years

Intangible assets consisted of the following:

	September 28, 2013			June 29, 2013
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$233,862	$145,019	$88,843	$230,562	$136,870	$93,692
Customer relationships	95,230	57,654	37,576	95,230	54,308	40,922
Trade name	2,100	1,983	117	2,100	1,950	150
Total amortizable purchased intangible assets	331,192	204,656	126,536	327,892	193,128	134,764
IPR&D	19,082	—	19,082	22,382	—	22,382
Total purchased intangible assets	$350,274	$204,656	$145,618	$350,274	$193,128	$157,146

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(in thousands)
Cost of goods sold	$8,092	$9,454
Intangible asset amortization	3,436	4,049
Total intangible asset amortization expenses	$11,528	$13,503

The following table represents the estimated future amortization expense of intangible assets as of September 28, 2013:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2014	$33,880
2015	43,186
2016	29,344
2017	18,233
2018	1,455
2019	350
Thereafter	88
Total intangible assets	$126,536

NOTE 14: RESTRUCTURING ACTIVITIES

Business Unit Reorganization

During the three months ended September 28, 2013, the Company recorded $5.5 million of severance costs associated with the reorganization of certain business units. Multiple job classifications and locations were impacted as this was a company-wide action. The reorganization was driven by the desire to focus on specific investment areas and simplify business processes.

NOTE 15: SUBSEQUENT EVENT

On October 1, 2013, the Company acquired the outstanding common shares of Volterra Semiconductor Corporation (“Volterra”) for approximately $593 million. Volterra is a semiconductor company that develops power management solutions, with corporate headquarters in Fremont, CA. The primary purpose of the acquisition was to expand our serviceable available market across a wide range of end markets, including enterprise server, cloud computing, and communications.

As permitted by ASU 805-10-50, the Company was not able to include certain required disclosures in its quarterly report on Form 10-Q for the three months ended September 28, 2013 because the information necessary to complete the preliminary purchase price allocation related to the acquisition was not yet available. The company incurred $2.9 million of acquisition related costs in the three months ended September 28, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim Integrated” or the “Company” and also referred to as “we,” “our” or “us”) disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files with or furnishes to the SEC from time to time, such as its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Overview of Business

Maxim Integrated is incorporated in the state of Delaware. Maxim Integrated designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with wafer manufacturing facilities in the U.S., testing facilities in the Philippines and Thailand and sales and circuit design offices throughout the world. The major end-markets in which the Company’s products are sold are the communications, computing, consumer and industrial markets.

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

There have been no material changes during the three months ended September 28, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 28, 2013	September 29, 2012

Net revenues	100.0%	100.0%
Cost of goods sold	40.7%	38.1%
Gross margin	59.3%	61.9%
Operating expenses:
Research and development	22.2%	21.3%
Selling, general and administrative	13.2%	12.9%
Intangible asset amortization	0.6%	0.6%
Impairment of long-lived assets	—%	0.4%
Severance and restructuring expenses	0.9%	—%
Other operating expenses (income), net	0.5%	0.1%
Total operating expenses	37.4%	35.3%
Operating income	21.9%	26.6%
Interest and other income (expense), net	(0.6)%	(0.9)%
Income before provision for income taxes	21.3%	25.7%
Provision for income taxes	3.8%	5.1%
Net income	17.5%	20.6%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 28, 2013	September 29, 2012

Cost of goods sold	0.5%	0.5%
Research and development	1.6%	2.0%
Selling, general and administrative	1.1%	1.2%
	3.2%	3.7%

Net Revenues

Net revenues were $585.2 million and $623.1 million for the three months ended September 28, 2013 and September 29, 2012, respectively, a decrease of 6.1%. We classify our shipments by four major end markets: Communications, Computing, Consumer and Industrial. Net shipments decreased during the three months ended September 28, 2013 as compared to the three months ended September 29, 2012 due to reduced demand for our products that we supply into the consumer market primarily driven by smart phones and decreased shipments into the computing market due to our past exit of certain notebook products with low gross margin. These decreases were partially offset by an increase in shipments of our industrial products portfolio primarily in the automotive end market.

During the three months ended September 28, 2013 and September 29, 2012, approximately 85% and 91% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 28, 2013 and September 29, 2012 was immaterial.

Gross Margin

Our gross margin percentages were 59.3% and 61.9% for the three months ended September 28, 2013 and September 29, 2012, respectively. The gross margin decreased primarily due to lower factory utilization from decreased demand for our products and increased inventory reserves of $7.8 million.

Research and Development

Research and development expenses were $129.9 million and $132.9 million for the three months ended September 28, 2013 and September 29, 2012, respectively, which represented 22.2% and 21.3% of net revenues, respectively. The $3.0 million decrease was primarily attributable to a decrease in stock based compensation expenses of $2.7 million due to 2009 stock grants that completed vesting at the end of calendar year 2013.

Selling, General and Administrative

Selling, general and administrative expenses were $77.4 million and $80.2 million for the three months ended September 28, 2013 and September 29, 2012, respectively, which represented 13.2% and 12.9% of net revenues, respectively. The $2.8 million decrease was primarily attributable to $2.0 million of lower marketing program expenditures incurred in the first quarter of fiscal year 2013.

Severance and Restructuring Expenses

During the three months ended September 28, 2013, the Company recorded $5.5 million of severance costs associated with the reorganization of certain business units. Multiple job classifications and locations were impacted as this was a company-wide action. The reorganization was driven by the desire to focus on specific investment areas and simplify business processes.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $2.3 million and $0.4 million during the three months ended September 28, 2013 and September 29, 2012, respectively. This net increase was primarily due to $2.9 million in expenses associated with the acquisition of Volterra Semiconductor Corporation (“Volterra”), which was completed on October 1, 2013.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(3.5) million and $(5.7) million for the three months ended September 28, 2013 and September 29, 2012, respectively. This net decrease of $0.0 million was primarily driven by lower losses from derivative instruments and favorable foreign currency exchange rates movements.

Provision for Income Taxes

In the three months ended September 28, 2013 and September 29, 2012, the Company recorded an income tax provision of $22.0 million and $31.8 million, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s income tax provision for the three months ended September 28, 2013 and September 29, 2012 was lower than the amount computed by applying the statutory tax rate primarily because of earnings of foreign subsidiaries taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected.

In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

BACKLOG

At September 28, 2013 and June 29, 2013, our current quarter backlog was approximately $390 million and $357 million, respectively. This beginning backlog does not include $27 million of backlog acquired as part of the Volterra acquisition, see “Financial Condition, Liquidity and Capital Resources” in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial condition

Cash flows were as follows:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(in thousands)
Net cash provided by (used in) operating activities	$95,894	$136,745
Net cash provided by (used in) investing activities	(33,281)	(50,359)
Net cash provided by (used in) financing activities	(228,052)	(117,596)
Net increase (decrease) in cash and cash equivalents	$(165,439)	$(31,210)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the three months ended September 28, 2013 decreased by approximately $40.9 million compared with the three months ended September 29, 2012. This was due to a lower net income of $24.8 million and impact of unfavorable sales linearity on accounts receivable.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $17.1 million for the three months ended September 28, 2013 compared with the three months ended September 29, 2012. The decrease was attributable to lower net capital expenditures relating to property, plant and equipment.

Financing activities

Financing cash flows consist primarily of repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities increased by approximately $110.5 million for the three months ended September 28, 2013 compared with the three months ended September 29, 2012. The increase was primarily due to increased repurchases of common stock of $89.2 million.

Liquidity and Capital Resources

Debt Levels
On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 3.375% senior unsecured and unsubordinated notes due March 15, 2023.

Outstanding debt is flat at $506 million as of September 28, 2013 and June 29, 2013, respectively, bearing weighted average interest rate of 3.50% for the three months ended September 28, 2013 and for the year ended June 29, 2013.

Available borrowing resources

As of September 28, 2013, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under its 2013 Shelf Registration Statement.

As of September 28, 2013, our available funds consisted of $1,034.6 million in cash, cash equivalents and short-term investments.

The company believe that the existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Subsequent Event

On October 1, 2013, the Company acquired the outstanding common shares of Volterra for approximately $593 million.  Volterra is a semiconductor company that develops power management solutions, with corporate headquarters in Fremont, CA. The primary purpose of the acquisition was to expand our serviceable available market across a wide range of end markets, including enterprise server, cloud computing, and communications.

Off-Balance-Sheet Arrangements

As of September 28, 2013, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended September 28, 2013 and September 29, 2012 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 28, 2013. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2013. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Part I, Item 1, Note 11 “Commitment and Contingencies” to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, which is incorporated herein by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended September 28, 2013:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jun. 30, 2013 - Jul. 27, 2013	2,280	$28.03	2,280	$1,003,269	(1)
Jul. 28, 2013. - Aug. 24, 2013	2,373	28.41	2,373	935,859
Aug. 25, 2013 - Sep. 28, 2013	807	28.58	807	912,796
Total for the quarter	5,460	$28.28	5,460	$912,796

(1) On July 27, 2013, the Company had $3.3 million of unsettled shares relating to the prior authorization.

On July 25, 2013, the Board of Directors authorized the Company to repurchase up to $1 billion of the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company’s Board of Directors for the repurchase of common stock were superseded by this authorization.

In the fiscal quarter ended September 28, 2013, the Company repurchased approximately 5.5 million shares of its common stock based on settlement date for approximately $154.4 million. As of September 28, 2013, the Company had remaining authorization to repurchase up to an additional $912.8 million of the Company’s common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

(a) Exhibits

2.1	Agreement and Plan of Merger, made and entered into as of August 15, 2013, by and among Maxim Integrated Products, Inc., Victory Merger Sub, Inc. and Volterra Semiconductor Corporation. (1)
2.2
Tender and Support Agreement, made and entered into as of August 15, 2013, by and among Maxim Integrated Products, Inc., Victory Merger Sub, Inc. and the stockholders of Volterra Semiconductor Corporation set forth on Exhibit A thereto. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (2)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2013.
(2) This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 28, 2013, (ii) Condensed Consolidated Balance Sheets at September 28, 2013 and June 29, 2013, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended September 28, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 28, 2013 and (v) Notes to Condensed Consolidated Financial Statements.

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

October 25, 2013	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)