Form 10-Q
period 2013-12-28
MAXIM INTEGRATED PRODUCTS INC
filed 2014-02-03
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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
YES [ ] NO [x]

As of January 27, 2014 there were 282,066,140 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28, 2013	June 29, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,149,909	$1,174,986
Short-term investments	—	25,060
Total cash, cash equivalents and short-term investments	1,149,909	1,200,046
Accounts receivable, net	288,285	285,438
Inventories	297,234	275,640
Deferred tax assets	69,154	82,173
Other current assets	85,554	96,609
Total current assets	1,890,136	1,939,906
Property, plant and equipment, net	1,372,393	1,373,124
Intangible assets, net	404,652	157,146
Goodwill	596,898	422,004
Other assets	42,803	43,730
TOTAL ASSETS	$4,306,882	$3,935,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,009	$105,322
Income taxes payable	21,717	22,437
Accrued salary and related expenses	140,738	187,970
Accrued expenses	91,145	60,592
Current portion of long-term debt	2,965	2,015
Deferred revenue on shipments to distributors	25,542	26,557
Total current liabilities	381,116	404,893
Long-term debt	1,000,871	503,573
Income taxes payable	337,053	282,697
Deferred tax liabilities	202,435	206,855
Other liabilities	29,343	29,894
Total liabilities	1,950,818	1,427,912

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	283	288
Retained earnings	2,368,350	2,523,457
Accumulated other comprehensive loss	(12,569)	(15,747)
Total stockholders’ equity	2,356,064	2,507,998
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,306,882	$3,935,910

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(in thousands, except per share data)

Net revenues	$620,274	$605,306	$1,205,515	$1,228,381
Cost of goods sold	291,602	241,931	529,647	479,315
Gross margin	328,672	363,375	675,868	749,066
Operating expenses:
Research and development	142,971	135,742	272,873	268,672
Selling, general and administrative	83,471	80,058	160,901	160,245
Intangible asset amortization	4,968	3,903	8,404	7,952
Impairment of long-lived assets	5,197	22,222	5,197	24,929
Severance and restructuring expenses	10,227	2,236	15,774	2,236
Acquisition-related costs	4,137	—	7,071	—
Other operating expenses (income), net	7,307	1,666	6,645	2,081
Total operating expenses	258,278	245,827	476,865	466,115
Operating income	70,394	117,548	199,003	282,951
Interest and other income (expense), net	(5,833)	(2,798)	(9,296)	(8,540)
Income before provision for income taxes	64,561	114,750	189,707	274,411
Provision for income taxes	20,208	38,128	42,234	69,901
Net income	$44,353	$76,622	$147,473	$204,510

Earnings per share:
Basic	$0.16	$0.26	$0.52	$0.70
Diluted	$0.15	$0.26	$0.51	$0.68

Shares used in the calculation of earnings per share:
Basic	282,664	292,075	283,659	292,143
Diluted	288,565	298,759	289,371	298,704

Dividends paid per share	$0.26	$0.24	$0.52	$0.48

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(in thousands)
Net income	$44,353	$76,622	$147,473	$204,510
Other comprehensive income, net of tax:
Change in net unrealized gains and losses on available-for-sale securities	(15)	(67)	(23)	(102)
Change in net unrealized gains and losses on cash flow hedges	(667)	(202)	557	383
Change in net unrealized gains and losses on post-retirement benefits	283	203	567	1,254
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	1,939	(466)	2,077	(1,548)
Other comprehensive income (loss)	1,540	(532)	3,178	(13)
Total comprehensive income	$45,893	$76,090	$150,651	$204,497

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 28, 2013	December 29, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$147,473	$204,510
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	41,609	45,342
Depreciation and amortization	115,537	105,554
Deferred taxes	13,824	9,793
Loss (gain) from sale of property, plant and equipment	301	(139)
Tax benefit (shortfall) related to stock-based compensation	(4,214)	6,522
Impairment of long lived assets	5,197	24,929
Excess tax benefit from stock-based compensation	(4,156)	(11,834)
Changes in assets and liabilities:
Accounts receivable	20,606	52,916
Inventories	11,729	(15,445)
Other current assets	11,784	(3,748)
Accounts payable	(12,414)	(36,002)
Income taxes payable	30,395	47,938
Deferred revenue on shipments to distributors	(1,015)	(918)
All other accrued liabilities	(46,331)	(37,576)
Net cash provided by (used in) operating activities	330,325	391,842

Cash flows from investing activities:
Purchase of property, plant and equipment	(82,462)	(112,805)
Proceeds from sale of property, plant and equipment	3,048	4,459
Payments in connection with business acquisition, net of cash acquired	(453,506)	—
Proceeds from maturity of available-for-sale securities	27,000	—
Net cash provided by (used in) investing activities	(505,920)	(108,346)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	4,156	11,834
Contingent consideration paid	(4,601)	(7,476)
Repayment of notes payable	(1,839)	(298)
Issuance of debt	497,895	—
Debt issuance cost	(3,431)	—
Net issuance of restricted stock units	(14,072)	(13,645)
Proceeds from stock options exercised	13,869	39,214
Issuance of ESPP shares under employee stock purchase program	19,096	16,768
Repurchase of common stock	(213,487)	(115,584)
Dividends paid	(147,068)	(140,262)
Net cash provided by (used in) financing activities	150,518	(209,449)
Net increase (decrease) in cash and cash equivalents	(25,077)	74,047
Cash and cash equivalents:
Beginning of period	1,174,986	881,060
End of period	$1,149,909	$955,107
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$(17,269)	$7,397
Cash paid for interest	$8,316	$5,282
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$13,058	$25,490

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 28, 2013 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 29, 2013. The Condensed Consolidated Financial Statements included in this Quarterly Report include the financial results of Volterra Semiconductor Corporation (“Volterra”) prospectively from the date of acquisition. Refer to Note 13: "Acquisition" of these Notes to Condensed Consolidated Financial Statements for further discussion in relation to Volterra.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2014 and 2013 are 52-week fiscal years.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) New Accounting Updates Recently Adopted

In the first quarter of fiscal year 2014, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)- Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The adoption of this amended standard resulted in the presentation of the reclassification adjustments on the face of the Condensed Consolidated Statements of Comprehensive Statements and did not change the current requirements for reporting net income or other comprehensive income in the Condensed Consolidated Financial Statements.

(ii) Recent Accounting Updates Not Yet Effective

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the Condensed Consolidated Balance Sheets. The Company will be required to adopt ASU 2013-11 on a prospective basis in the first quarter of fiscal year 2015; however, early adoption is permitted, as is a retrospective application. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consists of:

	December 28, 2013	June 29, 2013
Accounts Receivable:	(in thousands)
Accounts receivable	$305,260	$299,083
Returns and allowances	(16,975)	(13,645)
	$288,285	$285,438

Inventories consist of:

	December 28, 2013	June 29, 2013
Inventories:	(in thousands)
Raw materials	$17,180	$14,055
Work-in-process	203,198	184,511
Finished goods	76,856	77,074
	$297,234	$275,640

Property, plant and equipment, net consists of:

	December 28, 2013	June 29, 2013
Property, plant and equipment:	(in thousands)
Land	$62,093	$62,093
Buildings and building improvements	368,393	364,037
Machinery and equipment	2,136,270	2,099,301
	2,566,756	2,525,431
Less: accumulated depreciation and amortization	(1,194,363)	(1,152,307)
	$1,372,393	$1,373,124

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

The Company’s Level 3 consists of contingent consideration liability related to certain prior years’ acquisitions and certain long-lived assets written down to fair value during the period.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 28, 2013				As of June 29, 2013
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$696,732	$—	$—	$696,732	$402,513	$—	$—	$402,513
Certificates of deposit (1)	—	—	—	—	—	77	—	77
Government agency securities (2)	—	—	—	—	—	25,060	—	25,060
Foreign currency forward contracts (3)	—	521	—	521	—	187	—	187
Total Assets	$696,732	$521	$—	$697,253	$402,513	$25,324	$—	$427,837

Liabilities
Foreign currency forward contracts (4)	$—	$838	$—	$838	$—	$1,419	$—	$1,419
Contingent Consideration (4)	—	—	5,469	5,469	—	—	8,577	8,577
Total Liabilities	$—	$838	$5,469	$6,307	$—	$1,419	$8,577	$9,996

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 28, 2013 and December 29, 2012:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	December 28, 2013	December 29, 2012
Contingent Consideration	(in thousands)
Beginning balance	$8,577	$17,737
Total gains or losses (realized and unrealized):
Included in earnings	1,493	2,334
Payments	(4,601)	(7,476)
Ending balance	$5,469	$12,595

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$1,493	$2,334

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

During the six months ended December 28, 2013 and the year ended June 29, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis were as follows:

As of December 28, 2013, certain long-lived assets including manufacturing equipment and held for sale assets were written down to fair value and fair value less cost to sell, respectively, resulting in an impairment loss of $5.2 million which was included in earnings for the period. The impairment charge was measured using Level 3 inputs. Fair value was determined mainly after consideration of evidence such as broker estimates, assets' condition and offers received. Refer to Note 15: "Impairment of Long-Lived Assets" of these Notes to Condensed Consolidated Financial Statements.

As of June 29, 2013, none of the Company's assets and liabilities was measured at fair value on a non-recurring basis.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 28, 2013				June 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$—	$—	$—	$—	$25,024	$36	$—	$25,060
Total available-for-sale investments	$—	$—	$—	$—	$25,024	$36	$—	$25,060

In the six months ended December 28, 2013 and the year ended June 29, 2013, the Company did not recognize any impairment charges on short-term investments.
The government agency securities matured on December 18, 2013.
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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to ASC 815 Derivatives and Hedging. As of December 28, 2013 and June 29, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other international currencies were $49.0 million and $53.8 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $3.4 million and $3.2 million, respectively.

Derivatives not designated as hedging instruments

As of December 28, 2013 and June 29, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other international currencies were $16.0 million and $15.0 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $35.5 million and $36.5 million, respectively. The fair values of our outstanding foreign currency forward contracts and amounts included in the statement of income were not material for six months ended December 28, 2013 and year ended June 29, 2013.

Long-term debt
The following table summarizes the Company’s long-term debt:

	December 28, 2013	June 29, 2013
	(in thousands)
3.375% fixed rate notes due March 2023	$500,000	$500,000
2.5% fixed rate notes due November 2018	500,000	—
Notes denominated in Euro
Term fixed rate notes (2.0%-2.5%) due up to September 2015	2,965	4,804
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 2014	871	784
Total	1,003,836	505,588
Less: Current portion	(2,965)	(2,015)
Total long-term debt	$1,000,871	$503,573

On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 2.5% coupon senior unsecured and unsubordinated notes due in November 2018 (“2018 Notes”), with an effective interest rate of 2.6%. Interest on the 2018 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The net proceeds of this offering were approximately $494.5 million, after issuing at a discount and deducting paid expenses, and are included in the financing activities in the Condensed Consolidated Statements of Cash Flows.

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 3.375% senior unsecured and unsubordinated notes due in March 2023 (“2023 Notes”), with an effective interest rate of 3.5%. Interest on the 2023 Notes is payable semi-annually in arrears on March 15 and September 15 of each year.

The 2018 Notes and the 2023 Notes are governed by a base indenture, dated June 10, 2010, and supplemental indentures, dated March 18, 2013 with respect to the 2023 Notes and November 21, 2013 with respect to the 2018 Notes, between the Company and Wells Fargo Bank, National Association, as trustee.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net over the life of the notes. Interest expense associated with the notes was $5.6 million and $2.6 million during the three months ended December 28, 2013 and December 29, 2012, respectively. Interest expense associated with the notes was $9.9 million and $5.2 million during the six months ended December 28, 2013 and December 29, 2012, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of the Company’s debt was approximately $958 million as of December 28, 2013. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 28, 2013 and December 29, 2012:

	Three Months Ended
	December 28, 2013				December 29, 2012
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$438	$2,395	$533	$3,366	$477	$2,572	$634	$3,683
Research and development	2,616	8,728	1,153	12,497	2,288	8,401	1,451	12,140
Selling, general and administrative	1,476	4,996	534	7,006	1,286	5,152	584	7,022
Pre-tax stock-based compensation expense	$4,530	$16,119	$2,220	$22,869	$4,051	$16,125	$2,669	$22,845
Less: income tax effect				3,749				3,938
Net stock-based compensation expense				$19,120				$18,907

	Six Months Ended
	December 28, 2013				December 29, 2012
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$787	$4,313	$1,008	$6,108	$875	$4,743	$1,053	$6,671
Research and development	4,452	15,168	2,475	22,095	4,117	17,611	2,735	24,463
Selling, general and administrative	2,740	9,523	1,143	13,406	2,841	10,271	1,096	14,208
Pre-tax stock-based compensation expense	$7,979	$29,004	$4,626	$41,609	$7,833	$32,625	$4,884	$45,342
Less: income tax effect				6,478				8,770
Net stock-based compensation expense				$35,131				$36,572

Volterra Substitute Awards

In connection with the Volterra acquisition, the Company issued substitute awards to certain Volterra employees. Substitute awards included options to purchase approximately 673,185 shares of Maxim Integrated's common stock at a weighted-average grant date fair value of approximately $10.56 and a weighted-average exercise price of approximately $22.26 per share and also issued approximately 418,955 restricted stock units with a weighted-average grant date fair value of $29.53. The terms of these awards were substantially the same as granted by Volterra. The intrinsic value of these awards was substantially the same immediately prior to and after the substitution as of October 1, 2013.

Stock Options

The fair value of options granted to employees under the Company’s Amended and Restated 1996 Stock Incentive Plan is estimated on the date of grant using the Black-Scholes option valuation model.

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

The fair value of options granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options (1)
	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Expected holding period (in years)	5.0	5.1	5.3	5.4
Risk-free interest rate	1.5%	0.7%	1.4%	0.7%
Expected stock price volatility	34.1%	37.6%	34.9%	37.8%
Dividend yield	3.7%	3.6%	3.2%	3.3%

(1) Table excludes impact from assumptions used in valuing the Volterra substitute options granted on October 1, 2013 based on an expected holding period of 3.8 years, risk-free interest rate of 1.0%, expected stock price volatility of 27.5% and dividend yield of 3.4%.

The weighted-average fair value of stock options granted was $9.15 and $6.59 per share for the three months ended December 28, 2013 and December 29, 2012, respectively. The weighted-average fair value of stock options granted was $7.44 and $6.26 per share for the six months ended December 28, 2013 and December 29, 2012, respectively.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 28, 2013 and their activity for the six months ended December 28, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 29, 2013	20,081,339	$26.00
Options Granted	2,671,444	27.11
Volterra substitute options granted	673,185	22.26
Options Exercised	(739,949)	16.21
Options Cancelled	(2,365,894)	32.51
Balance at December 28, 2013	20,320,125	$25.62	3.7	$96,469,224
Exercisable, December 28, 2013	9,202,394	$27.62	1.9	$51,039,289
Vested and expected to vest, December 28, 2013	18,917,227	$25.59	3.6	$93,908,211

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on December 27, 2013, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 28, 2013.

As of December 28, 2013, there was $45.1 million of total unrecognized stock compensation cost related to 11.1 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Restricted Stock Units

The fair value of Restricted Stock Units (“RSUs”) under the Company’s Amended and Restated 1996 Stock Incentive Plan is estimated using the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

The weighted-average fair value of RSUs granted was $28.16 and $26.82 per share for the three months ended December 28, 2013 and December 29, 2012, respectively. The weighted-average fair value of RSUs granted was $25.95 and $24.67 per share for the six months ended December 28, 2013 and December 29, 2012, respectively.

The following table summarizes outstanding and expected to vest RSUs as of December 28, 2013 and their activity during the six months ended December 28, 2013:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 29, 2013	7,965,532
Restricted stock units granted	2,529,831
Volterra substitute restricted stock units granted	418,955
Restricted stock units released	(1,411,774)
Restricted stock units cancelled	(459,152)
Balance at December 28, 2013	9,043,392	2.9	$259,214,755
Outstanding and expected to vest, December 28, 2013	8,080,689	2.8	$225,693,652

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s common stock on December 27, 2013, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of December 28, 2013.

The Company withheld shares totaling $7.1 million and $14.2 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and six months ended December 28, 2013, respectively. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 28, 2013, there was $154.6 million of unrecognized compensation expense related to 8.6 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Employee Stock Purchase Plan

The fair value of rights to acquire common stock under the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”) is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value of ESPP granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	ESPP
	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected stock price volatility	21.7%	26.1%	21.7%	26.1%
Dividend yield	3.7%	3.6%	3.7%	3.6%

As of December 28, 2013, there was $7.8 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$44,353	$76,622	$147,473	$204,510

Denominator for basic earnings per share	282,664	292,075	283,659	292,143
Effect of dilutive securities:
Stock options, ESPP and RSUs	5,901	6,684	5,712	6,561
Denominator for diluted earnings per share	288,565	298,759	289,371	298,704

Earnings per share
Basic	$0.16	$0.26	$0.52	$0.70
Diluted	$0.15	$0.26	$0.51	$0.68
Approximately 10.5 million and 11.6 million stock options were excluded from the calculation of diluted earnings per share for the three months ended December 28, 2013 and December 29, 2012, respectively. Approximately 9.8 million and 11.2 million stock options were excluded from the calculation of diluted earnings per share for the six months ended December 28, 2013 and December 29, 2012, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC No. 280, Segment Reporting (“ASC 280”).

The Company has three operating segments that aggregate into one reportable segment. Under ASC 280, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of ASC 280, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(in thousands)
United States	$83,039	$62,860	$172,138	$121,981
China	271,311	266,479	505,209	541,384
Korea	33,726	56,616	68,762	120,995
Rest of Asia	145,221	137,246	283,567	274,673
Europe	73,401	66,941	146,027	137,848
Rest of World	13,576	15,164	29,812	31,500
	$620,274	$605,306	$1,205,515	$1,228,381

Net long-lived assets by geographic region were as follows:

	December 28, 2013	June 29, 2013
	(in thousands)
United States	$1,071,426	$1,058,579
Philippines	179,229	183,671
Thailand	70,155	76,708
Rest of World	51,583	54,166
	$1,372,393	$1,373,124

NOTE 9: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the six months ended December 28, 2013 were as follows:

(in thousands)	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on post-retirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
June 29, 2013	$(7,401)	$(5,838)	$(1,527)	$(1,004)	$23	$(15,747)
Other comprehensive income (loss) before reclassifications	—	—	—	(356)	(36)	(392)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	717	—	1,060	—	1,777
Tax effects	2,077	(150)	—	(147)	13	1,793
Other comprehensive income (loss)	2,077	567	—	557	(23)	3,178
December 28, 2013	$(5,324)	$(5,271)	$(1,527)	$(447)	$—	$(12,569)

NOTE 10: INCOME TAXES

In the three and six months ended December 28, 2013, the Company recorded an income tax provision of $20.2 million and $42.2 million, respectively, compared to an income tax provision of $38.1 million and $69.9 million in the three and six months ended December 29, 2012, respectively.

The Company's federal statutory tax rate is 35%. The Company's effective tax rates for the three and six months ended December 28, 2013 and December 29, 2012 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries were taxed at lower rates. The Company's income tax provision for the three and six months ended December 29, 2012 included a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit is available.

The Company estimates that it is reasonably possible that its liability for unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by $25 million due to expected settlements with foreign tax authorities.

In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is a party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual-property matters. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized or reserved, if any.

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

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In limited circumstances, the term of product warranty may extend beyond one year and may include financial responsibility beyond repairing or replacing the product or crediting the customer’s account. In addition, we may also consider the Company’s relationship with its customer when assessing product claims. Warranty expense has historically been immaterial to the Company's consolidated financial statements. However, included within the results of operations for the three months ended December 28, 2013 is a charge of $18.1 million primarily related to a product claim with a major customer. This charge includes product replacement and the cost to remove and install replacement product. Additionally, the Company assumed from its recent acquisition of Volterra Corporation $13.9 million of warranty claims.

Accruals are based on specifically identified claims and on the estimated, undiscounted cost of incurred-but-not-reported claims. If there is a material increase in the rate of customer claims compared with our historical experience or if the Company's estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. Product warranty liability is included within the balance sheet caption “Accrued Expenses” in the accompanying Condensed Consolidated Balance Sheets.

The changes in Maxim Integrated's aggregate product warranty liabilities for the six months ended December 28, 2013 were as follows:

(in thousands)
Product warranty liability at June 29, 2013	$3,075
Accruals assumed from acquisition	13,911
Accruals for warranties issued	18,274
Payments	(8,759)
Changes in estimate	(67)
Product warranty liability at December 28, 2013	$26,434

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

During the six months ended December 28, 2013, the Company repurchased approximately 7.5 million shares of its common stock based on settlement date for $213.5 million. As of December 28, 2013, the Company had remaining authorization of $853.7 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: ACQUISITION

Fiscal year 2014

VOLTERRA

On October 1, 2013, the Company completed its acquisition of Volterra, formerly a publicly traded company that develops power management solutions. The primary reason for this acquisition was to expand the Company's available market across a wide range of end markets, including enterprise server, cloud computing, communications and energy. The results of operations of Volterra are included in the Company’s Condensed Consolidated Statements of Income, beginning in the second quarter of fiscal year 2014. Volterra net revenues booked in the Company's second quarter of fiscal year 2014 was $35.0 million. Acquisition-related costs for the six months ended December 28, 2013 were $7.1 million. The Company is in the process of integrating the Volterra acquisition with the existing Communications and Automotive Solutions Group.

The total purchase price for Volterra was approximately $615 million and was comprised of:

(in thousands)
Cash consideration for 100% of outstanding common stock of Volterra at $23 per share	$593,250
Cash consideration for vested options settlement	21,756
Total preliminary purchase price	$615,006

Volterra Substitute Awards

In connection with the acquisition, the Company issued substitute awards to certain Volterra employees. Refer to Note 6: "Stock-Based Compensation" of these Notes to Condensed Consolidated Financial Statements for further discussion on stock compensation in relation to Volterra.

The preliminary purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates and analysis. These estimates were determined through established and generally accepted valuation techniques, including preliminary work performed by third-party valuation specialists, and are subject to change during the purchase price allocation period (generally one year from the acquisition date) as valuations are finalized.

Volterra
(in thousands)
Cash and cash equivalents and short-term investments	$163,500
Accounts receivable	23,453
Inventories	33,339
Other tangible assets	17,151
Accrued expenses	(35,343)
Income taxes payable	(23,241)
Other liabilities assumed	(20,149)
Net tangible assets	158,710
Amortizable intangible assets	226,900
In-process research and development ("IPR&D")	56,200
Goodwill	174,894
Substitution of stock-based compensation awards	(1,698)
Total purchase price	$615,006

The fair value of property, plant, and equipment and intangible assets is preliminary pending the completion of the valuation of those assets. In addition, the Company has evaluated and continues to evaluate certain pre-acquisition contingencies, including corporate income tax related payables, uncertain tax positions and certain legal contingencies, relating to Volterra that existed as of the acquisition date. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known to the Company during the remainder of the purchase price allocation period.

IPR&D assets relate to future technology, it is capitalized until the technology is ready for its intended use and then amortized over the technology useful life. IPR&D costs incurred by the Company subsequent to the acquisition are expensed.

Goodwill was primarily attributable to the opportunities from the addition of Volterra's product portfolio which complements the Company’s suite of products, including providing integrated process solutions to customers. The goodwill is not deductible for tax purposes.

The amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

	Volterra acquisition
	Fair value ( in thousands)	Weighted average useful life (in years)
Intellectual property	$192,500	4.9
Customer relationships	24,600	9.6
Trade name	6,400	4.0
Backlog	900	0.4
Patents	2,500	4.8
Total amortizable intangible assets	$226,900

Pro forma results of operations for this acquisition have not been presented because it is not material to the Company's Condensed Consolidated Statements of Income.

Refer to Note 16: "Restructuring Activities" of these Notes to Condensed Consolidated Financial Statements for a discussion on Volterra Restructuring Plan.

Fiscal year 2013

None.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual goodwill impairment analysis during the first quarter of fiscal year 2014 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

Activity and goodwill balances for the six months ended December 28, 2013 were as follows:

Goodwill
(in thousands)
Balance at June 29, 2013	$422,004
Volterra acquisition	174,894
Balance at December 28, 2013	$596,898

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	3 months-10 years
Customer relationships	5-10 years
Trade name	3-4 years
Backlog	4 months
Patents	5 years

Intangible assets consisted of the following:

	December 28, 2013			June 29, 2013
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$426,362	$164,174	$262,188	$230,562	$136,870	$93,692
Customer relationships	119,830	61,477	58,353	95,230	54,308	40,922
Trade name	8,500	2,402	6,098	2,100	1,950	150
Backlog	900	542	358	—	—	—
Patent	2,500	127	2,373	—	—	—
Total amortizable purchased intangible assets	558,092	228,722	329,370	327,892	193,128	134,764
IPR&D	75,282	—	75,282	22,382	—	22,382
Total purchased intangible assets	$633,374	$228,722	$404,652	$350,274	$193,128	$157,146

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(in thousands)
Cost of goods sold	$19,098	$8,986	$27,190	$18,440
Intangible asset amortization	4,968	3,903	8,404	7,952
Total intangible asset amortization expenses	$24,066	$12,889	$35,594	$26,392

The following table represents the estimated future amortization expense of intangible assets as of December 28, 2013:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2014	$44,592
2015	87,698
2016	71,146
2017	59,241
2018	41,789
2019	13,838
Thereafter	11,066
Total intangible assets	$329,370

NOTE 15: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2014:

During the second quarter of fiscal year 2014, the Company recorded $5.2 million in Impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income.

The impairment includes certain U.S. test operation assets identified as excess as a result of reducing the level and extent of the U.S. test organization. These assets included primarily test manufacturing equipment which was recorded in Property, plant, and equipment, net in the Condensed Consolidated Balance Sheet as of December 28, 2013. These testers were fully impaired. The company also impaired fab tools and a building classified as held for sale. The fab tools were fully impaired while the building was impaired down to fair value less cost to sell. The fair value of the building was determined mainly after consideration of evidence such as broker estimates, building condition, and offers received.

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

NOTE 16: RESTRUCTURING ACTIVITIES

Volterra Restructuring Plan

In connection with the acquisitions of Volterra, the Company's management approved and initiated plans to restructure the operations of Volterra, including acceleration of certain stock-based compensation awards, costs to vacate duplicative facilities, severance for transitional and exiting employees, contract cancellation costs and other items. The total combined cost of the plan was $9.9 million in Severance and restructuring expenses in the Company's Condensed Consolidated Statements of Income. As of December 28, 2013, the Company recorded all of the costs of the plan based upon the anticipated timing of planned terminations and facility closure costs. Expected severance and retention costs for transitional employees are being accrued over the transitional period. Amounts accrued and future estimated costs to be incurred as of December 28, 2013 are immaterial.

Business Unit Reorganization

During the six months ended December 28, 2013, the Company recorded $5.9 million in Severance and restructuring expenses in the Company's Condensed Consolidated Statements of Income associated with the reorganization of certain business units. Multiple job classifications and locations were impacted as this was a company-wide action. The reorganization was driven by the desire to focus on specific investment areas and simplify business processes.

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

On October 1, 2013, the Company completed the acquisition of Volterra Semiconductor Corporation (“Volterra”) that develops power management solutions, for approximately $615.0 million. The acquisition of Volterra expands our serviceable available market across a wide range of end markets, including enterprise server, cloud computing and communications.

Impact of Acquisition

The comparability of our operating results in the second quarter and first six months of fiscal year 2014 compared with the same periods in fiscal year 2013 is impacted by our acquisition of Volterra in the second quarter of fiscal year 2014.

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

There have been no material changes during the six months ended December 28, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.0%	40.0%	43.9%	39.0%
Gross margin	53.0%	60.0%	56.1%	61.0%
Operating expenses:
Research and development	23.0%	22.4%	22.6%	21.9%
Selling, general and administrative	13.5%	13.2%	13.3%	13.0%
Intangible asset amortization	0.8%	0.6%	0.7%	0.6%
Impairment of long-lived assets	0.8%	3.7%	0.4%	2.0%
Severance and restructuring expenses	1.6%	0.4%	1.3%	0.2%
Acquisition-related costs	0.7%	—%	0.6%	—%
Other operating expenses (income), net	1.3%	0.3%	0.6%	0.2%
Total operating expenses	41.7%	40.6%	39.5%	37.9%
Operating income	11.3%	19.4%	16.6%	23.1%
Interest and other income (expense), net	(0.9)%	(0.5)%	(0.8)%	(0.7)%
Income before provision for income taxes	10.4%	18.9%	15.8%	22.4%
Provision for income taxes	3.3%	6.3%	3.5%	5.7%
Net income	7.1%	12.6%	12.3%	16.7%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Cost of goods sold	0.5%	0.6%	0.5%	0.5%
Research and development	2.0%	2.0%	1.8%	2.0%
Selling, general and administrative	1.1%	1.2%	1.1%	1.2%
	3.6%	3.8%	3.4%	3.7%

Net Revenues

Net revenues were $620.3 million and $605.3 million for the three months ended December 28, 2013 and December 29, 2012, respectively, an increase of 2.5%. Net revenues were $1,205.5 million and $1,228.4 million for the six months ended December 28, 2013 and December 29, 2012, respectively, a decrease of 1.9%. We classify our shipments by four major end markets: Communications, Computing, Consumer and Industrial. Net shipments increased during the three months ended December 28, 2013 as compared to the three months ended December 29, 2012 due to the acquisition of Volterra, which contributed $35.0 million primarily to the Computing end market and an increase in shipments of our industrial products portfolio driven primarily by design wins and new products offered in the automotive end market. These increases were partially offset by lower demand for products in the consumer markets primarily from smartphones.

Net shipments decreased during the six months ended December 28, 2013 as compared to the six months ended December 29, 2012 due to lower demand for products in the consumer markets primarily from smartphones. This decrease was partially offset by an increase in shipments of our industrial products portfolio driven primarily by design wins and new products offered in the automotive end market, and a net increase in shipments to the Computing end market due to the Volterra acquisition partially offset by decreased shipments due to our exit of certain notebook products with low gross margin.

During the three months ended December 28, 2013 and December 29, 2012, approximately 87% and 90% of net revenues, respectively, were derived from customers outside of the United States. During the six months ended December 28, 2013 and December 29, 2012, approximately 86% and 90% of net revenues, respectively, were derived from customers outside of the United States. While the majority of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and six months ended December 28, 2013 and December 29, 2012 was immaterial.

Gross Margin

Our gross margin percentages were 53.0% and 60.0% for the three months ended December 28, 2013 and December 29, 2012, respectively. The gross margin decreased due to $18.1 million of product warranty related expenses primarily associated with one customer, $12.7 million of incremental amortization related to Volterra intangible assets and $13.1 million related to Volterra inventory fair value mark-up amortization.

Our gross margin percentages were 56.1% and 61.0% for the six months ended December 28, 2013 and December 29, 2012, respectively. The gross margin decreased due to $18.2 million of product warranty related expenses primarily associated with one customer, $12.7 million of incremental amortization related to Volterra intangible assets, $13.1 million related to Volterra inventory fair value mark-up amortization, and increased inventory reserves of $8.4 million.

Research and Development

Research and development expenses were $143.0 million and $135.7 million for the three months ended December 28, 2013 and December 29, 2012, respectively, which represented 23.0% and 22.4% of net revenues, respectively. The $7.3 million increase was primarily attributable to increases in salaries of $5.3 million, primarily from increased headcount from the Volterra acquisition and an increase in headcount related expenses of $2.4 million resulting from both the Volterra acquisition and an increase in employee health benefits costs.

Research and development expenses were $272.9 million and $268.7 million for the six months ended December 28, 2013 and December 29, 2012, respectively, which represented 22.6% and 21.9% of net revenues, respectively. The $4.2 million increase was primarily attributable an increase in headcount related expenses of $4.0 million resulting from both the Volterra acquisition and an increase in employee health benefits costs.

Selling, General and Administrative

Selling, general and administrative expenses were $83.5 million and $80.1 million for the three months ended December 28, 2013 and December 29, 2012, respectively, which represented 13.5% and 13.2% of net revenues, respectively. The $3.4 million increase was primarily attributable to an increase in legal expense relating to Volterra and an increase in headcount related expenses of $2.0 million resulting from both the Volterra acquisition and an increase in employee health benefits.

Selling, general and administrative expenses were $160.9 million and $160.2 million for the six months ended December 28, 2013 and December 29, 2012, respectively, which represented 13.3% and 13.0% of net revenues, respectively.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $5.2 million and $22.2 million for the three months ended December 28, 2013 and December 29, 2012, respectively, which represented 0.8% and 3.7% of net revenues, respectively. The $17.0 million decrease was primarily due to lower levels of certain assets classified as excess Property, plant and equipment and certain assets classified as held for sale written down to fair value less cost to sell in the three months ended December 29, 2012 as compared to the three months ended December 28, 2013.

Impairment of long-lived assets were $5.2 million and $24.9 million for the six months ended December 28, 2013 and December 29, 2012, respectively, which represented 0.4% and 2.0% of net revenues, respectively. The $19.7 million decrease was primarily due to lower levels of certain assets classified as excess Property, plant and equipment and certain assets classified as held for sale written down to fair value less cost to sell in the six months ended December 31, 2012 as compared to the six months ended December 28, 2013.

Severance and Restructuring Expenses

Severance and restructuring expenses were $10.2 million and $2.2 million for the three months ended December 28, 2013 and December 29, 2012, respectively, which represented 1.6% and 0.4% of net revenues, respectively. The $8.0 million increase was primarily due to the $9.9 million of severance costs associated with restructuring plans arising from the acquisition of Volterra including acceleration of certain stock-based compensation awards, costs to vacate duplicative facilities, severance for transitional and exiting employees, contract cancellation costs and other items.

Severance and restructuring expenses were $15.8 million and $2.2 million for the six months ended December 28, 2013 and December 29, 2012, respectively, which represented 1.3% and 0.2% of net revenues, respectively. The $13.6 million increase was due to the $9.9 million of severance costs associated with restructuring plans arising from the acquisition of Volterra. Furthermore, the Company also recorded $5.9 million in severance and restructuring expenses associated with the reorganization of certain business units. The reorganization was driven by the desire to focus on specific investment areas and simplify business processes.

Acquisition-Related Costs

Acquisition-related costs were $4.1 million and $7.1 million for the three and six months ended December 28, 2013, respectively, and included banker, legal, and other Volterra related acquisition-related costs.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $7.3 million and $1.7 million during the three months ended December 28, 2013 and December 29, 2012, respectively. This net increase in expense of $5.6 million was primarily driven by a $6.0 million intellectual property infringement legal settlement.

Other operating expenses (income), net were $6.6 million and $2.1 million during the six months ended December 28, 2013 and December 29, 2012, respectively. This net increase in expense of $4.5 million was primarily driven by a $6.0 million intellectual property infringement legal settlement.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(5.8) million and $(2.8) million for the three months ended December 28, 2013 and December 29, 2012, respectively. This net increase in expense of $3.0 million was primarily driven by an increase in interest expense related to higher levels of long-term debt outstanding to date during fiscal year 2014 as compared to fiscal year 2013.

Interest and other income (expense), net were $(9.3) million and $(8.5) million for the six months ended December 28, 2013 and December 29, 2012, respectively. This net increase in expense of $0.8 million was primarily driven by an increase in interest expense related to our higher levels of long-term debt outstanding during fiscal year 2014 as compared to 2013, and a favorable impact from foreign currency exchange rates movements.

Provision for Income Taxes

In the three and six months ended December 28, 2013, the Company recorded an income tax provision of $20.2 million and $42.2 million, respectively, compared to an income tax provision of $38.1 million and $69.9 million in the three and six months ended December 29, 2012, respectively.

The Company's federal statutory tax rate is 35%. The Company's effective tax rates for the three and six months ended December 28, 2013 and December 29, 2012 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries were taxed at lower rates. The Company's income tax provision for the three and six months ended December 29, 2012 included a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit is available.

The Company’s effective tax rate for the three and six months ended December 28, 2013 was 31.3% and 22.3%, respectively, compared to 33.2% and 25.5%, respectively, for the three and six months ended December 29, 2012. The effective tax rate changes are primarily due to shifts of income and loss among jurisdictions with differing tax rates and a $21.4 million discrete tax charge in the three and six months ended December 29, 2012 for research and development expenses of a foreign subsidiary for which no tax benefit is available.

The Company estimates that it is reasonably possible that its liability for unrecognized tax benefits, including accrued interest and penalties, could decrease within the next 12 months by $25 million due to expected settlements with foreign tax authorities.

In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

BACKLOG

At December 28, 2013 and September 28, 2013, our current quarter backlog was approximately $366 million and $390 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Six Months Ended
	December 28, 2013	December 29, 2012
	(in thousands)
Net cash provided by (used in) operating activities	$330,325	$391,842
Net cash provided by (used in) investing activities	(505,920)	(108,346)
Net cash provided by (used in) financing activities	150,518	(209,449)
Net increase (decrease) in cash and cash equivalents	$(25,077)	$74,047
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the six months ended December 28, 2013 decreased by approximately $61.5 million compared with the six months ended December 29, 2012. This was primarily due to a lower net income of $57.0 million, impact of sales linearity on accounts receivable, and lower impairment of property plant and equipment. These decreases were offset partially by relative inventory levels, impacted by the amortization of the Volterra inventory mark-up during the six months ended December 28, 2013

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash provided by investing activities decreased by $397.6 million for the six months ended December 28, 2013 compared with the six months ended December 29, 2012. The decrease was primarily due to payments in connection with the Volterra acquisition, net of cash acquired of $453.5 million.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash provided by financing activities increased by approximately $360.0 million for the six months ended December 28, 2013 compared with the six months ended December 29, 2012. The increase was primarily from the issuance of $500 million of the Company's senior unsecured notes on November 21, 2013, net of paid issuance costs and discount; at $494.5 million. This increase was offset by increased level of repurchases of common stock of $97.9 million.

Liquidity and Capital Resources

Debt Levels
On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 2.5% senior unsecured and unsubordinated notes due on November 15, 2018.

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 3.375% senior unsecured and unsubordinated notes due on March 15, 2023.

Outstanding debt has increased to $1,004 million from $506 million as of December 28, 2013 and June 29, 2013, respectively, bearing weighted average interest rate of 3.0% and 3.5% for the six months ended December 28, 2013 and for the year ended June 29, 2013, respectively.

Available Borrowing Resources

As of December 28, 2013, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under an automatic shelf registration statement filed with the SEC on August 12, 2013.

The Company also has access to a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. As of December 28, 2013, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

As of December 28, 2013, our available funds consisted of $1,149.9 million in cash, cash equivalents and short-term investments.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of December 28, 2013, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the six months ended December 28, 2013 and December 29, 2012 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of December 28, 2013. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2013. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

On October 1, 2013 we completed the acquisition of Volterra. We are in the process of integrating Volterra into our systems and control environment as of December 28, 2013. There were no other changes in our internal control over financial reporting during the quarter ended December 28, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended December 28, 2013:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Sep. 29, 2013 - Oct. 26, 2013	624	$29.78	624	$894,212
Oct. 27, 2013 - Nov. 23, 2013	651	29.32	651	875,125
Nov. 24, 2013 - Dec. 28, 2013	759	28.23	759	853,695
Total for the quarter	2,034	$29.06	2,034	$853,695

On July 25, 2013, the Board of Directors authorized the Company to repurchase up to $1 billion of the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company’s Board of Directors for the repurchase of common stock were superseded by this authorization.

In the fiscal quarter ended December 28, 2013, the Company repurchased approximately 2.0 million shares of its common stock based on settlement date for approximately $59.1 million. As of December 28, 2013, the Company had remaining authorization of $853.7 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

(a) Exhibits

1.1
Underwriting Agreement, dated November 14, 2013, between Maxim Integrated Products, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, in their capacities as representatives of the several underwriters named therein (1)

4.1	Third Supplemental Indenture, dated as of November 21, 2013, between Maxim Integrated Products, Inc. and Wells Fargo Bank, National Association, as trustee (2)
10.3	The Company's 1996 Stock Incentive Plan, as amended and restated(A)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (3)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2013.
(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2013.
(3) This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
(A) Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 28, 2013, (ii) Condensed Consolidated Balance Sheets at December 28, 2013 and June 29, 2013, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended December 28, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 28, 2013 and (v) Notes to Condensed Consolidated Financial Statements.

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

February 3, 2014	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)