Form 10-Q
period 2014-03-29
MAXIM INTEGRATED PRODUCTS INC
filed 2014-04-25
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
YES [ ] NO [x]

As of April 17, 2014 there were 282,713,828 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2014	June 29, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,231,248	$1,174,986
Short-term investments	—	25,060
Total cash, cash equivalents and short-term investments	1,231,248	1,200,046
Accounts receivable, net	304,128	285,438
Inventories	290,518	275,640
Deferred tax assets	74,038	82,173
Other current assets	79,346	96,609
Total current assets	1,979,278	1,939,906
Property, plant and equipment, net	1,355,268	1,373,124
Intangible assets, net	384,167	157,146
Goodwill	597,676	422,004
Other assets	38,176	43,730
TOTAL ASSETS	$4,354,565	$3,935,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,315	$105,322
Income taxes payable	20,720	22,437
Accrued salary and related expenses	168,336	187,970
Accrued expenses	81,232	60,592
Current portion of long-term debt	2,526	2,015
Deferred revenue on shipments to distributors	24,259	26,557
Total current liabilities	391,388	404,893
Long-term debt	1,000,871	503,573
Income taxes payable	352,294	282,697
Deferred tax liabilities	171,431	206,855
Other liabilities	37,977	29,894
Total liabilities	1,953,961	1,427,912

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	283	288
Retained earnings	2,412,627	2,523,457
Accumulated other comprehensive loss	(12,306)	(15,747)
Total stockholders’ equity	2,400,604	2,507,998
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,354,565	$3,935,910

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands, except per share data)

Net revenues	$605,681	$604,884	$1,811,196	$1,833,265
Cost of goods sold	265,744	228,782	795,391	708,097
Gross margin	339,937	376,102	1,015,805	1,125,168
Operating expenses:
Research and development	141,493	134,138	414,366	402,810
Selling, general and administrative	80,680	81,954	241,581	242,199
Intangible asset amortization	4,863	3,903	13,267	11,855
Impairment of long-lived assets	—	—	5,197	24,929
Severance and restructuring expenses	3,338	151	19,112	2,387
Acquisition-related costs	(88)	—	6,983	—
Other operating expenses (income), net	2,913	1,678	9,558	3,759
Total operating expenses	233,199	221,824	710,064	687,939
Operating income	106,738	154,278	305,741	437,229
Interest and other income (expense), net	5,174	(2,669)	(4,122)	(11,209)
Income before provision for income taxes	111,912	151,609	301,619	426,020
Income tax provision (benefit)	(10,632)	22,824	31,602	92,725
Income from continuing operations	122,544	128,785	270,017	333,295
Income from discontinued operations, net of tax	—	2,603	—	2,603
Net income	$122,544	$131,388	$270,017	$335,898

Earnings per share: Basic
From continuing operations	$0.43	$0.44	$0.95	$1.14
From discontinued operations	—	0.01	—	0.01
Basic	$0.43	$0.45	$0.95	$1.15

Earnings per share: Diluted
From continuing operations	$0.42	$0.43	$0.93	$1.11
From discontinued operations	—	0.01	—	0.01
Diluted	$0.42	$0.44	$0.93	$1.12

Shares used in the calculation of earnings per share:
Basic	282,627	292,888	283,315	292,048
Diluted	288,575	300,082	289,122	298,821

Dividends paid per share	$0.26	$0.24	$0.78	$0.72

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands)
Net income	$122,544	$131,388	$270,017	$335,898
Other comprehensive income, net of tax:
Change in net unrealized gains and losses on available-for-sale securities	—	(64)	(23)	(166)
Change in net unrealized gains and losses on cash flow hedges	313	(631)	870	(248)
Change in net unrealized gains and losses on post-retirement benefits	285	405	852	1,659
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	(335)	(1,885)	1,742	(3,433)
Other comprehensive income (loss)	263	(2,175)	3,441	(2,188)
Total comprehensive income	$122,807	$129,213	$273,458	$333,710

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$270,017	$335,898
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	63,666	64,955
Depreciation and amortization	180,202	155,945
Deferred taxes	(22,658)	28,185
In-process research and development written-off	2,580	2,800
Loss (gain) from sale of property, plant and equipment	1,119	(2,536)
Tax benefit (shortfall) related to stock-based compensation	(1,010)	7,839
Impairment of long-lived assets	5,197	24,929
Impairment of investments in privately-held companies	3,723	—
Excess tax benefit from stock-based compensation	(9,295)	(16,131)
Loss (gain) on sale of discontinued operations	—	(3,285)
Changes in assets and liabilities:
Accounts receivable	5,040	17,415
Inventories	19,446	(27,588)
Other current assets	18,978	(18,401)
Accounts payable	(16,458)	(25,549)
Income taxes payable	44,639	57,038
Deferred revenue on shipments to distributors	(2,298)	(429)
All other accrued liabilities	(20,865)	2,450
Net cash provided by (used in) operating activities	542,023	603,535

Cash flows from investing activities:
Purchase of property, plant and equipment	(108,869)	(167,750)
Proceeds from sale of property, plant and equipment	3,666	14,658
Payments in connection with business acquisitions, net of cash acquired	(459,256)	—
Proceeds from maturity of available-for-sale securities	27,000	50,000
Net cash provided by (used in) investing activities	(537,459)	(103,092)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	9,295	16,131
Contingent consideration paid	(4,705)	(7,476)
Repayment of notes payable	(2,278)	(1,201)
Issuance of debt	497,895	491,145
Debt issuance cost	(3,431)	—
Net issuance of restricted stock units	(22,462)	(21,586)
Proceeds from stock options exercised	43,407	65,293
Issuance of ESPP shares under employee stock purchase program	19,096	16,768
Repurchase of common stock	(264,570)	(181,914)
Dividends paid	(220,549)	(210,683)
Net cash provided by (used in) financing activities	51,698	166,477
Net increase (decrease) in cash and cash equivalents	56,262	666,920
Cash and cash equivalents:
Beginning of period	1,174,986	881,060
End of period	$1,231,248	$1,547,980
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$(11,185)	$13,115
Cash paid for interest	$16,801	$5,377
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$11,916	$19,171
Fair value of notes receivable assumed on sale of assets held for sale and discontinued operations	$—	$15,290

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 29, 2014 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 29, 2013. The Condensed Consolidated Financial Statements included in this Quarterly Report include the financial results of Volterra Semiconductor Corporation (“Volterra”) prospectively from the date of acquisition. Refer to Note 13: “Acquisitions” of these Notes to Condensed Consolidated Interim Financial Statements for further discussion in relation to Volterra.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2014 and 2013 are 52-week fiscal years.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) New Accounting Updates Recently Adopted

In the first quarter of fiscal year 2014, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)- Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The adoption of this amended standard resulted in the presentation of the reclassification adjustments in the Notes to the Company's Condensed Consolidated Financial Statements. Refer to Note 9: “Comprehensive income” for the disclosure requirements provided.

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 redefines discontinued operations as disposals representing a strategic shift in operations and having a major effect on the organization’s operations and financial results. The Company is currently evaluating the potential impact of this standard on its financial statements. The Company will be required to adopt ASU 2014-08 on a prospective basis starting in fiscal year 2016.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consists of:

	March 29, 2014	June 29, 2013
Accounts Receivable:	(in thousands)
Accounts receivable	$320,363	$299,083
Returns and allowances	(16,235)	(13,645)
	$304,128	$285,438

Inventories consist of:

	March 29, 2014	June 29, 2013
Inventories:	(in thousands)
Raw materials	$13,906	$14,055
Work-in-process	186,249	184,511
Finished goods	90,363	77,074
	$290,518	$275,640

Property, plant and equipment, net consists of:

	March 29, 2014	June 29, 2013
Property, plant and equipment:	(in thousands)
Land	$62,093	$62,093
Buildings and building improvements	376,112	364,037
Machinery and equipment	2,146,411	2,099,301
	2,584,616	2,525,431
Less: accumulated depreciation and amortization	(1,229,348)	(1,152,307)
	$1,355,268	$1,373,124

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s Level 3 consists of contingent consideration liability related to certain prior years’ acquisitions

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 29, 2014				As of June 29, 2013
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$744,979	$—	$—	$744,979	$402,513	$—	$—	$402,513
Certificates of deposit (1)	—	—	—	—	—	77	—	77
Government agency securities (2)	—	—	—	—	—	25,060	—	25,060
Foreign currency forward contracts (3)	—	157	—	157	—	187	—	187
Total Assets	$744,979	$157	$—	$745,136	$402,513	$25,324	$—	$427,837

Liabilities
Foreign currency forward contracts (4)	$—	$399	$—	$399	$—	$1,419	$—	$1,419
Contingent Consideration (4)	—	—	4,358	4,358	—	—	8,577	8,577
Total Liabilities	$—	$399	$4,358	$4,757	$—	$1,419	$8,577	$9,996

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 29, 2014 and March 30, 2013:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	March 29, 2014	March 30, 2013
Contingent Consideration	(in thousands)
Beginning balance	$8,577	$17,737
Total gains or losses (realized and unrealized):
Included in earnings	1,632	3,226
Payments	(5,851)	(7,476)
Ending balance	$4,358	$13,487

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$1,632	$3,226

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

During the nine months ended March 29, 2014 and the year ended June 29, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 29, 2014 and June 29, 2013.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 29, 2014				June 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$—	$—	$—	$—	$25,024	$36	$—	$25,060
Total available-for-sale investments	$—	$—	$—	$—	$25,024	$36	$—	$25,060

In the nine months ended March 29, 2014 and the year ended June 29, 2013, the Company did not recognize any impairment charges on short-term investments.
Derivative instruments and hedging activities

The Company generates less than 5% of its revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. The Company incurs expenditures denominated in non-U.S. currencies, including the Philippine Peso and Thai Baht associated with the Company’s manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to ASC 815 Derivatives and Hedging. As of March 29, 2014 and June 29, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other international currencies were $52.9 million and $53.8 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $1.4 million and $3.2 million, respectively.

Derivatives not designated as hedging instruments

As of March 29, 2014 and June 29, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other international currencies were $15.9 million and $15.0 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $31.1 million and $36.5 million, respectively. The fair values of our outstanding foreign currency forward contracts and amounts included in the condensed consolidated statement of income were not material for nine months ended March 29, 2014 and year ended June 29, 2013.

Long-term debt
The following table summarizes the Company’s long-term debt:

	March 29, 2014	June 29, 2013
	(in thousands)
3.375% fixed rate notes due March 2023	$500,000	$500,000
2.5% fixed rate notes due November 2018	500,000	—
Notes denominated in Euro
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 2014	2,526	4,804
Term fixed rate notes (2.0%-2.5%) due up to September 2015	871	784
Total	1,003,397	505,588
Less: Current portion	(2,526)	(2,015)
Total long-term debt	$1,000,871	$503,573

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

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 3.375% senior unsecured and unsubordinated notes due in March 2023 (“2023 Notes”), with an effective interest rate of 3.5%. Interest on the 2023 Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of this offering were approximately $490.0 million, after issuing at a discount and deducting paid expenses, and are included in the financing activities in the Condensed Consolidated Statements of Cash Flows.

The 2018 Notes and the 2023 Notes are governed by a base indenture, dated June 10, 2010, and supplemental indentures, dated March 18, 2013 with respect to the 2023 Notes and November 21, 2013 with respect to the 2018 Notes, between the Company and Wells Fargo Bank, National Association, as trustee.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net over the life of the notes. Interest expense associated with the notes was $7.4 million and $3.8 million during the three months ended March 29, 2014 and March 30, 2013, respectively. Interest expense associated with the notes was $17.3 million and $9.6 million during the nine months ended March 29, 2014 and March 30, 2013, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of the Company’s debt was approximately $983 million as of March 29, 2014. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014				March 30, 2013
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$451	$2,108	$594	$3,153	$337	$2,120	$598	$3,055
Research and development	2,124	7,917	1,623	11,664	1,440	7,116	1,480	10,036
Selling, general and administrative	1,391	5,186	663	7,240	1,157	4,764	601	6,522
Pre-tax stock-based compensation expense	$3,966	$15,211	$2,880	$22,057	$2,934	$14,000	$2,679	$19,613
Less: income tax effect				3,400				2,847
Net stock-based compensation expense				$18,657				$16,766

	Nine Months Ended
	March 29, 2014				March 30, 2013
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,238	$6,421	$1,602	$9,261	$1,212	$6,863	$1,651	$9,726
Research and development	6,576	23,085	4,098	33,759	5,557	24,727	4,215	34,499
Selling, general and administrative	4,131	14,709	1,806	20,646	3,998	15,035	1,697	20,730
Pre-tax stock-based compensation expense	$11,945	$44,215	$7,506	$63,666	$10,767	$46,625	$7,563	$64,955
Less: income tax effect				9,878				11,617
Net stock-based compensation expense				$53,788				$53,338

Volterra Substitute Awards

In connection with the Volterra acquisition, the Company issued substitute awards to certain Volterra employees. Substitute awards included options to purchase approximately 673,185 shares of Maxim Integrated's common stock at a weighted-average grant date fair value of approximately $10.56 and a weighted-average exercise price of approximately $22.26 per share and also issued approximately 418,955 restricted stock units with a weighted-average grant date fair value of $29.53. The terms of these awards were substantially the same as those granted by Volterra. The intrinsic value of these awards was substantially the same immediately prior to and after the substitution as of October 1, 2013.

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

The fair value of options granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options (1)
	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Expected holding period (in years)	4.9	4.9	5.3	5.3
Risk-free interest rate	1.6%	0.8%	1.4%	0.7%
Expected stock price volatility	30.2%	37.5%	34.8%	37.8%
Dividend yield	3.6%	3.4%	3.2%	3.3%

(1) Table excludes impact from assumptions used in valuing the Volterra substitute options granted on October 1, 2013 based on an expected holding period of 3.8 years, risk-free interest rate of 1.0%, expected stock price volatility of 27.5% and dividend yield of 3.4%.

The weighted-average fair value of stock options granted was $5.55 and $7.39 per share for the three months ended March 29, 2014 and March 30, 2013, respectively. The weighted-average fair value of stock options granted was $7.39 and $6.69 per share for the nine months ended March 29, 2014 and March 30, 2013, respectively.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 29, 2014 and their activity for the nine months ended March 29, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 29, 2013	20,081,339	$26.00
Options Granted	2,882,740	27.17
Volterra substitute options granted	673,185	22.26
Options Exercised	(2,267,719)	18.07
Options Cancelled	(3,042,128)	32.25
Balance at March 29, 2014	18,327,417	$26.04	3.6	$148,116,516
Exercisable, March 29, 2014	8,592,118	$27.62	1.9	$69,970,388
Vested and expected to vest, March 29, 2014	17,245,995	$26.01	3.5	$141,248,804

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on March 28, 2014, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 29, 2014.

As of March 29, 2014, there was $40.7 million of total unrecognized stock compensation cost related to 9.7 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years.
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

The weighted-average fair value of RSUs granted was $29.57 and $29.48 per share for the three months ended March 29, 2014 and March 30, 2013, respectively. The weighted-average fair value of RSUs granted was $26.31 and $25.08 per share for the nine months ended March 29, 2014 and March 30, 2013, respectively.

The following table summarizes outstanding and expected to vest RSUs as of March 29, 2014 and their activity during the nine months ended March 29, 2014:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 29, 2013	7,965,532
Restricted stock units granted	3,387,079
Volterra substitute restricted stock units granted	418,955
Restricted stock units released	(2,141,883)
Restricted stock units cancelled	(903,922)
Balance at March 29, 2014	8,725,761	2.7	$284,624,813
Outstanding and expected to vest, March 29, 2014	7,626,649	2.7	$249,086,361

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s common stock on March 28, 2014, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 29, 2014.

The Company withheld shares totaling $8.4 million and $22.5 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and nine months ended March 29, 2014, respectively. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 29, 2014, there was $146.3 million of unrecognized compensation expense related to 8.7 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.7 years.

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

The fair value of ESPP granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following weighted-average assumptions:

	ESPP
	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected stock price volatility	21.7%	26.1%	21.7%	26.1%
Dividend yield	3.7%	3.6%	3.7%	3.6%

As of March 29, 2014, there was $4.9 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$122,544	$131,388	$270,017	$335,898

Denominator for basic earnings per share	282,627	292,888	283,315	292,048
Effect of dilutive securities:
Stock options, ESPP and RSUs	5,948	7,194	5,807	6,773
Denominator for diluted earnings per share	288,575	300,082	289,122	298,821

Earnings per share: basic
From continuing operations	$0.43	$0.44	$0.95	$1.14
From discontinued operations	—	0.01	—	0.01
Basic	$0.43	$0.45	$0.95	$1.15

Earnings per share: diluted
From continuing operations	$0.42	$0.43	$0.93	$1.11
From discontinued operations	—	0.01	—	0.01
Diluted	$0.42	$0.44	$0.93	$1.12
Approximately 9.8 million and 9.0 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 29, 2014 and March 30, 2013, respectively. Approximately 9.8 million and 10.6 million stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 29, 2014 and March 30, 2013, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands)
United States	$68,944	$63,784	$241,082	$185,765
China	240,677	225,808	745,886	767,192
Korea	33,217	73,362	101,979	194,357
Rest of Asia	160,703	151,231	444,270	425,904
Europe	84,005	75,734	230,032	213,582
Rest of World	18,135	14,965	47,947	46,465
	$605,681	$604,884	$1,811,196	$1,833,265

Net long-lived assets by geographic region were as follows:

	March 29, 2014	June 29, 2013
	(in thousands)
United States	$1,057,881	$1,058,579
Philippines	175,636	183,671
Rest of World	121,751	130,874
	$1,355,268	$1,373,124

NOTE 9: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the nine months ended March 29, 2014 were as follows:

(in thousands)	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on post-retirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
June 29, 2013	$(7,401)	$(5,838)	$(1,527)	$(1,004)	$23	$(15,747)
Other comprehensive income (loss) before reclassifications	—	—	—	(465)	(36)	(501)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	1,076	—	1,525	—	2,601
Tax effects	1,742	(224)	—	(190)	13	1,341
Other comprehensive income (loss)	1,742	852	—	870	(23)	3,441
March 29, 2014	$(5,659)	$(4,986)	$(1,527)	$(134)	$—	$(12,306)

NOTE 10: INCOME TAXES

In the three and nine months ended March 29, 2014, the Company recorded an income tax provision (benefit) of $(10.6) million and $31.6 million, respectively, compared to an income tax provision of $22.8 million and $92.7 million in the three and nine months ended March 30, 2013, respectively. In addition, the Company recorded income tax that was netted against income from discontinued operations of $0.7 million for the three and nine months ended March 30, 2013. The Company’s effective tax rate for the three and nine months ended March 29, 2014 was (9.5)% and 10.5%, respectively, compared to 15.1% and 21.8%, respectively, for the three and nine months ended March 30, 2013.

The Company's federal statutory tax rate is 35%. The Company's effective tax rates for the three and nine months ended March 29, 2014 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our Irish operations, were taxed at lower rates and a $34.6 million one-time discrete benefit for fixed asset tax basis adjustments related to prior year depreciation expense.

The Company’s effective tax rates for the three and nine months ended March 30, 2013 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our Irish operations, were taxed at lower rates. The Company’s income tax provision for the three and nine months ended March 30, 2013 included a $7.1 million benefit for research tax credits for fiscal year 2012 and the first two quarters of fiscal year 2013 that were generated by the retroactive extension of the federal research tax credit to January 1, 2012 by legislation that was signed into law on January 2, 2013. The Company's income tax provision for the nine months ended March 30, 2013 included a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.

The Company estimates it is reasonably possible that our liability for unrecognized tax benefits (income taxes payable), including accrued interest and penalties, could decrease within the next 12 months by $26 million due to expected settlements with various tax authorities.

The Company’s federal corporate income tax returns are audited on a recurring basis by the IRS. In fiscal year 2012 the U.S. Internal Revenue Service commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

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

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product claims. In limited circumstances and for strategic customers in certain unique industries and applications, our product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and /or damages results from the defective product. The Company’s results of operations for the three months ended December 28, 2013 include a charge of $18.1 million primarily related to a product claim with a major customer. This charge includes product replacement and the cost to remove and install replacement product. Additionally, the Company assumed $13.9 million of warranty claims from Volterra in connection with the Company’s acquisition of Volterra on October 1, 2013.

Accruals are based on specifically identified claims and on the estimated, undiscounted cost of incurred-but-not-reported claims. If there is a material increase in the rate of customer claims compared with our historical experience or if the Company's estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. Product warranty liability is included within the balance sheet captions “Accrued Expenses” and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The changes in the Company's aggregate product warranty liabilities for the nine months ended March 29, 2014 were as follows:

(in thousands)
Product warranty liability at June 29, 2013	$3,075
Accruals assumed from acquisition	13,911
Accruals for warranties	19,640
Payments	(12,776)
Changes in estimate	187
Product warranty liability at March 29, 2014	$24,037

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

During the nine months ended March 29, 2014, the Company repurchased approximately 9.2 million shares of its common stock based on settlement date for $264.6 million. As of March 29, 2014, the Company had remaining authorization of $802.6 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: ACQUISITIONS

Acquisitions completed in fiscal year 2014
The Company completed two acquisitions during fiscal year 2014.

VOLTERRA

On October 1, 2013, the Company completed its acquisition of Volterra, formerly a publicly traded company that develops power management solutions. The primary reason for this acquisition was to expand the Company's available market across a wide range of end markets, including enterprise server, cloud computing, communications and energy. The results of operations of Volterra are included in the Company’s Condensed Consolidated Statements of Income, beginning in the second quarter of fiscal year 2014. Acquisition-related costs for the nine months ended March 29, 2014 were $7.0 million. The Company is in the process of integrating the Volterra acquisition with the existing Communications and Automotive Solutions Group.

The total purchase price for Volterra was approximately $615 million and was comprised of:

(in thousands)
Cash consideration for 100% of outstanding common stock of Volterra at $23 per share	$593,250
Cash consideration for vested options settlement	21,756
Total preliminary purchase price	$615,006

Volterra Substitute Awards

In connection with the acquisition, the Company issued substitute awards to certain Volterra employees. Refer to Note 6: “Stock-Based Compensation” of these Notes to Condensed Consolidated Financial Statements for further discussion on stock compensation in relation to Volterra.

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

IPR&D assets relate to future technology, is capitalized until the technology is ready for its intended use and then amortized over the technology useful life. IPR&D costs incurred by the Company subsequent to the acquisition are expensed.

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

OTHER ACQUISITION

The Company acquired another company during the nine months ended March 29, 2014, which develops low power high performance analog circuits. The total cash consideration in exchange for 100% of the outstanding shares, for this acquisition was approximately $6.1 million for which the purchase price was largely attributable to the acquired developed intellectual property. Acquisition related costs were not material for this transaction.

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

Activity and goodwill balances for the nine months ended March 29, 2014 were as follows:

Goodwill
(in thousands)
Balance at June 29, 2013	$422,004
Acquisitions	175,493
Adjustments	179
Balance at March 29, 2014	$597,676

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	3 months-10 years
Customer relationships	5-10 years
Trade name	3-4 years
Backlog	4 months
Patents	5 years

Intangible assets consisted of the following:

	March 29, 2014			June 29, 2013
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$435,962	$182,773	$253,189	$230,562	$136,870	$93,692
Customer relationships	120,230	65,262	54,968	95,230	54,308	40,922
Tradename	8,500	2,836	5,664	2,100	1,950	150
Backlog	1,000	1,000	—	—	—	—
Patent	2,500	256	2,244	—	—	—
Total amortizable purchased intangible assets	568,192	252,127	316,065	327,892	193,128	134,764
IPR&D	68,102	—	68,102	22,382	—	22,382
Total purchased intangible assets	$636,294	$252,127	$384,167	$350,274	$193,128	$157,146

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands)
Cost of goods sold	$18,542	$7,777	$45,732	$26,217
Intangible asset amortization	4,863	3,903	13,267	11,855
Total intangible asset amortization expenses	$23,405	$11,680	$58,999	$38,072

The following table represents the estimated future amortization expense of intangible assets as of March 29, 2014:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2014	$23,172
2015	90,443
2016	74,454
2017	61,782
2018	41,927
2019	13,278
Thereafter	11,009
Total intangible assets	$316,065

NOTE 15: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2014:

During the second quarter of fiscal year 2014, the Company recorded $5.2 million in Impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income.

The impairment includes certain U.S. test operation assets identified as excess and no longer needed. These assets included primarily test manufacturing equipment which was recorded in Property, plant, and equipment, net in the Condensed Consolidated Balance Sheet as of March 29, 2014. The company also impaired fab tools and a building classified as held for sale. The fab tools were fully impaired while the building was impaired down to fair value less cost to sell. The fair value of the building was determined mainly after consideration of evidence such as broker estimates, building condition, and offers received.

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

NOTE 16: RESTRUCTURING ACTIVITIES

Volterra Restructuring Plan

In connection with the acquisitions of Volterra, the Company's management approved and initiated plans to restructure the operations of Volterra, including acceleration of certain stock-based compensation awards, costs to vacate duplicative facilities, severance for transitional and exiting employees, contract cancellation costs and other items. The total combined cost of the plan was $10.6 million in Severance and restructuring expenses in the Company's Condensed Consolidated Statements of Income. As of March 29, 2014, the Company recorded all of the costs of the plan based upon the anticipated timing of planned terminations and facility closure costs. Expected severance and retention costs for transitional employees are being accrued over the transitional period. Amounts accrued and future estimated costs to be incurred as of March 29, 2014 are immaterial.

Business Unit Reorganization

During the nine months ended March 29, 2014, the Company recorded $8.5 million in Severance and restructuring expenses in the Company's Condensed Consolidated Statements of Income associated with the reorganization of certain business units. Multiple job classifications and locations were impacted as this was a company-wide action. The reorganization was driven by the desire to focus on specific investment areas and simplify business processes.

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

On October 1, 2013, the Company completed the acquisition of Volterra Semiconductor Corporation (“Volterra”), a company that develops power management solutions, for approximately $615.0 million. The acquisition of Volterra expands our serviceable available market across a wide range of end markets, including enterprise server, cloud computing and communications.

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

There have been no material changes during the nine months ended March 29, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.9%	37.8%	43.9%	38.6%
Gross margin	56.1%	62.2%	56.1%	61.4%
Operating expenses:
Research and development	23.4%	22.2%	22.9%	22.0%
Selling, general and administrative	13.3%	13.5%	13.3%	13.2%
Intangible asset amortization	0.8%	0.6%	0.7%	0.6%
Impairment of long-lived assets	—%	—%	0.3%	1.4%
Severance and restructuring expenses	0.6%	—%	1.1%	0.1%
Acquisition-related costs	—%	—%	0.4%	—%
Other operating expenses (income), net	0.5%	0.4%	0.5%	0.2%
Total operating expenses	38.6%	36.7%	39.2%	37.5%
Operating income	17.5%	25.5%	16.9%	23.9%
Interest and other income (expense), net	0.9%	(0.4)%	(0.2)%	(0.6)%
Income before provision for income taxes	18.4%	25.1%	16.7%	23.3%
Income tax provision (benefit)	(1.8)%	3.8%	1.7%	5.1%
Income from continuing operations	20.2%	21.3%	15.0%	18.2%
Income from discontinued operations, net of tax	—%	0.4%	—%	0.1%
Net income	20.2%	21.7%	15.0%	18.3%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Cost of goods sold	0.5%	0.5%	0.5%	0.5%
Research and development	1.9%	1.7%	1.9%	1.9%
Selling, general and administrative	1.2%	1.1%	1.1%	1.1%
	3.6%	3.3%	3.5%	3.5%

Net Revenues

Net revenues were $605.7 million and $604.9 million for the three months ended March 29, 2014 and March 30, 2013, respectively, an increase of less than 1%. Net revenues were $1,811.2 million and $1,833.3 million for the nine months ended March 29, 2014 and March 30, 2013, respectively, a decrease of 1.2%. We classify our shipments by four major end markets: Communications, Computing, Consumer and Industrial. Net shipments increased during the three months ended March 29, 2014 as compared to the three months ended March 30, 2013 due to an increase in shipments of our industrial products portfolio driven primarily by products offered in the automotive market, a net increase in shipments to the computing end market due to the Volterra acquisition, as well as an increase in demand for cable infrastructure products, network and datacom in the communication end market. These increases were partially offset by lower demand for products in the consumer end market primarily from smartphones. Net shipments decreased during the nine months ended March 29, 2014 as compared to the nine months ended March 30, 2013 due to lower demand for products in the consumer end market primarily from smartphones. This decrease was partially offset by an increase in shipments of our industrial products portfolio driven primarily by products offered in the automotive market, an increase in demand for cable infrastructure products, network and datacom in the communication end market, as well as a net increase in shipments to the computing end market due to the Volterra acquisition.

During the three months ended March 29, 2014 and March 30, 2013, approximately 89% of net revenues were derived from customers outside of the United States. During the nine months ended March 29, 2014 and March 30, 2013, approximately 87% and 90% of net revenues, respectively, were derived from customers outside of the United States. While more than 95% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and nine months ended March 29, 2014 and March 30, 2013 was immaterial.

Gross Margin

Our gross margin percentages were 56.1% and 62.2% for the three months ended March 29, 2014 and March 30, 2013, respectively. Gross margin decreased due to a $10.0 million increase in incremental amortization related to Volterra intangible assets, a $5.5 million increase related to previous acquisitions inventory fair value mark-up amortization, and a $5.2 million increase in inventory reserves.

Our gross margin percentages were 56.1% and 61.4% for the nine months ended March 29, 2014 and March 30, 2013, respectively. Gross margin decreased due to $20.2 million of product warranty related expenses primarily associated with one customer, $21.1 million of incremental amortization primarily related to the acquired Volterra intangible assets, $18.6 million related primarily to the Volterra acquired inventory fair value mark-up amortization mostly related to Volterra, and increased inventory reserves of $14.5 million.

Research and Development

Research and development expenses were $141.5 million and $134.1 million for the three months ended March 29, 2014 and March 30, 2013, respectively, which represented 23.4% and 22.2% of net revenues for each respective period. The $7.4 million increase was primarily attributable to a $6.7 million increase in salaries and related expenses primarily resulting from the Volterra acquisition and annual salary adjustments, and was partially offset by headcount reductions due to restructuring programs implemented in fiscal year 2014.

Research and development expenses were $414.4 million and $402.8 million for the nine months ended March 29, 2014 and March 30, 2013, respectively, which represented 22.9% and 22.0% of net revenues for each respective period. The $11.6 million increase was primarily attributable to a $7.8 million increase in salaries and related expenses primarily resulting from the Volterra acquisition and annual salary adjustments, and was partially offset by headcount reductions due to restructuring programs implemented in fiscal year 2014.

Selling, General and Administrative

Selling, general and administrative expenses were $80.7 million and $82.0 million for the three months ended March 29, 2014 and March 30, 2013, respectively, which represented 13.3% and 13.5% of net revenues for each respective period. There were no significant fluctuations in line items making up the selling, general and administrative expenses.

Selling, general and administrative expenses were relatively flat at $241.6 million and $242.2 million for the nine months ended March 29, 2014 and March 30, 2013, respectively, which represented 13.3% and 13.2% of net revenues for each respective period. There were no significant fluctuations in line items making up the selling, general and administrative expenses.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $5.2 million and $24.9 million for the nine months ended March 29, 2014 and March 30, 2013, respectively, which represented 0.3% and 1.4% of net revenues, respectively. The $19.7 million decrease was primarily due to lower levels of certain assets classified as excess Property, plant and equipment and certain assets classified as held for sale written down to fair value less cost to sell in the nine months ended March 30, 2013 as compared to the nine months ended March 29, 2014.

Severance and Restructuring Expenses

Severance and restructuring expenses were $3.3 million and $0.2 million for the three months ended March 29, 2014 and March 30, 2013, respectively, which represented 0.6% and 0.0% of net revenues for each respective period. The $3.1 million increase was primarily due to restructuring costs associated with restructuring plans arising from the Volterra acquisition and the reorganization of certain business units. The reorganizations were driven by the desire to focus on specific investment areas and simplify business processes.

Severance and restructuring expenses were $19.1 million and $2.4 million for the nine months ended March 29, 2014 and March 30, 2013, respectively, which represented 1.1% and 0.1% of net revenues for each respective period. The $16.7 million increase was primarily due to a $11.6 million increase in severance costs associated with restructuring plans arising from the Volterra acquisition and a $5.1 million increase in severance and restructuring expenses associated with the reorganization of certain business units.

Acquisition-Related Costs

Acquisition-related costs were $(0.1) million and $7.0 million for the three and nine months ended March 29, 2014, respectively, and included banker, legal, and other Volterra acquisition-related costs.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $2.9 million and $1.7 million during the three months ended March 29, 2014 and March 30, 2013, respectively. This net increase in expense of $1.2 million was primarily driven by in-process research and development abandoned.

Other operating expenses (income), net were $9.6 million and $3.8 million during the nine months ended March 29, 2014 and March 30, 2013, respectively. This $5.8 million increase was primarily attributable to a $6.0 million intellectual property infringement legal settlement and in-process research and development abandoned.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $5.2 million and $(2.7) million for the three months ended March 29, 2014 and March 30, 2013, respectively. This net increase in income of $7.9 million was primarily driven by income from licensing intellectual property of $16.8 million offset by $4.1 million more interest expense on long-term notes issued November 2013.

Interest and other income (expense), net were $(4.1) million and $(11.2) million for the nine months ended March 29, 2014 and March 30, 2013, respectively. This net decrease in expenses of $7.1 million was primarily driven by income from licensing intellectual property of $16.8 million offset by $9.3 million in additional interest expense resulting from the issuance of long-term notes in November 2013.

Provision for Income Taxes

In the three and nine months ended March 29, 2014, the Company recorded an income tax provision (benefit) of $(10.6) million and $31.6 million, respectively, compared to an income tax provision of $22.8 million and $92.7 million in the three and nine months ended March 30, 2013, respectively. In addition, the Company recorded income tax that was netted against income from discontinued operations of $0.7 million for the three and nine months ended March 30, 2013. The Company’s effective tax rate for the three and nine months ended March 29, 2014 was (9.5)% and 10.5%, respectively, compared to 15.1% and 21.8%, respectively, for the three and nine months ended March 30, 2013.

The Company's federal statutory tax rate is 35%. The Company's effective tax rates for the three and nine months ended March 29, 2014 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our Irish operations, were taxed at lower rates and a $34.6 million one-time discrete benefit for fixed asset tax basis adjustments related to prior year depreciation expense.

The Company’s effective tax rate for the three and nine months ended March 30, 2013 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our Irish operations, were taxed at lower rates. The Company’s income tax provision for the three and nine months ended March 30, 2013 included a $7.1 million benefit for research tax credits for fiscal year 2012 and the first two quarters of fiscal year 2013 that were generated by the retroactive extension of the federal research tax credit to January 1, 2012 by legislation that was signed into law on January 2, 2013. The Company's income tax provision for the nine months ended March 30, 2013 included a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.

The effective tax rate changes for the three and nine months ended March 29, 2014 and March 30, 2013 are primarily due to shifts of income and loss among jurisdictions with differing tax rates, a $21.4 million discrete tax charge in the nine months ended March 30, 2013 for research and development expenses of a foreign subsidiary for which no tax benefit was available, and a $34.6 million one-time discrete benefit in the three and nine months ended March 29, 2014 for fixed asset tax basis adjustments related to prior year depreciation expense.

The Company estimates it is reasonably possible that our liability for unrecognized tax benefits (income taxes payable), including accrued interest and penalties, could decrease within the next 12 months by $26 million due to expected settlements with various tax authorities.

BACKLOG

At March 29, 2014 and December 28, 2013, our current quarter backlog was approximately $413 million and $366 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Nine Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Net cash provided by (used in) operating activities	$542,023	$603,535
Net cash provided by (used in) investing activities	(537,459)	(103,092)
Net cash provided by (used in) financing activities	51,698	166,477
Net increase (decrease) in cash and cash equivalents	$56,262	$666,920
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the nine months ended March 29, 2014 decreased by approximately $61.5 million compared to the nine months ended March 30, 2013. This was primarily due to a $65.9 million decrease in net income, but was partially offset by net cash inflows from working capital changes.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $434.4 million for the nine months ended March 29, 2014 compared with the nine months ended March 30, 2013. The decrease was primarily due to the payment of $459.3 million (net of cash acquired) in connection with fiscal year 2014 acquisitions, primarily related to the Volterra acquisition.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash provided by financing activities decreased by approximately $114.8 million for the nine months ended March 29, 2014 compared to the nine months ended March 30, 2013. The decrease was primarily due to an $82.7 million increase in repurchases of our common stock and a $21.9 million reduction in proceeds received from the exercise of stock options.

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

Outstanding debt has increased to $1,003 million from $506 million as of March 29, 2014 and June 29, 2013, respectively, bearing weighted average interest rate of 3.0% and 3.5% for the nine months ended March 29, 2014 and for the year ended June 29, 2013, respectively.

Available Financing Resources

As of March 29, 2014, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under an automatic shelf registration statement filed with the SEC on August 12, 2013.

The Company also has access to a $250 million senior unsecured revolving credit facility with certain institutional lenders that expires on October 13, 2016. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. As of March 29, 2014, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

As of March 29, 2014, our available funds consisted of $1,231.2 million in cash and cash equivalents.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of March 29, 2014, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the nine months ended March 29, 2014 and March 30, 2013 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of March 29, 2014. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2014. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

On October 1, 2013 we completed the acquisition of Volterra. We are in the process of integrating Volterra into our systems and control environment as of March 29, 2014. There were no other changes in our internal control over financial reporting during the quarter ended March 29, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended March 29, 2014:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Dec. 29, 2013 - Jan. 25, 2014	577	$28.40	577	$837,294
Jan. 26, 2014 - Feb. 22, 2014	564	29.85	564	820,467
Feb. 23, 2014 - Mar. 29, 2014	555	32.20	555	802,612
Total for the quarter	1,696	$30.12	1,696	$802,612

On July 25, 2013, the Board of Directors authorized the Company to repurchase up to $1 billion of the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company’s Board of Directors for the repurchase of common stock were superseded by this authorization.

In the fiscal quarter ended March 29, 2014, the Company repurchased approximately 1.7 million shares of its common stock based on settlement date for approximately $51.1 million. As of March 29, 2014, the Company had remaining authorization of $802.6 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 29, 2014, (ii) Condensed Consolidated Balance Sheets at March 29, 2014 and June 29, 2013, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended March 29, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 29, 2014 and (v) Notes to Condensed Consolidated Financial Statements.

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

April 25, 2014	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)