Form 10-K
period 2014-06-28
MAXIM INTEGRATED PRODUCTS INC
filed 2014-08-18
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 28, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.\
  Yes ☒    No  ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 28, 2013 as reported by The NASDAQ Global Select Market was $5,509,877,702. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 8, 2014: 283,937,002.
Documents Incorporated By Reference:

(1)
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement for Maxim Integrated Products, Inc.'s 2014 Annual Meeting of Stockholders, to be filed subsequently.

MAXIM INTEGRATED PRODUCTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item 1A - Risk Factors and in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, manufacturing plans, pending litigation, effective tax rates, and tax reserves for uncertain tax positions, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “forecast,” “believe,” “should,” “could,” “intend,” “will,” “may,” “might,” “plan,” “seek,” “project,” and variations of such words and similar words or expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this Annual Report and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

PART I

ITEM 1. BUSINESS

Overview

Maxim Integrated Products, Inc. (“Maxim Integrated” or the “Company” and also referred to as “we,” “our” or “us”) designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The analog market is fragmented and characterized by diverse applications, numerous product variations and, with respect to many circuit types, relatively long product life cycles. Our objective is to develop and market both proprietary and industry-standard analog integrated circuits that meet the increasingly stringent quality and performance standards demanded by customers.

We are a Delaware corporation originally incorporated in California in 1983. The mailing address for our headquarters is 160 Rio Robles, San Jose, California 95134, and our telephone number is (408) 601-1000. Additional information about us is available on our website at www.maximintegrated.com.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2014 and 2013 were 52-week fiscal years (ended on June 28, 2014 and June 29, 2013, respectively) and fiscal year 2012 was a 53-week fiscal year (ended on June 30, 2012).

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

Our linear and mixed signal products serve five major end-markets, Automotive, which was previously part of Industrial, is now reported separately due to its strategic importance, high growth, and size. We also made certain reorganizations including moving data storage and servers from the Computing to the Communications and Data Center end-market, and financial terminals from the Computing to the Industrial end-market. These major end-markets and their corresponding market are noted in the table below:

MAJOR END-MARKET	MARKET

AUTOMOTIVE	Automotive

COMMUNICATIONS & DATA CENTER	Basestations
Data Storage
Network & Datacom
Servers
Telecom
Other Communications

COMPUTING	Desktop Computers
Notebook Computers
Peripherals & Other Computer

CONSUMER	Cell Phones
Digital Cameras
Fitness
Handheld Computers
Home Entertainment & Appliances
Mobility Wearable
Other Consumer

INDUSTRIAL	Automatic Test Equipment
Control & Automation
Electronic Instrumentation
Financial Terminals
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

During fiscal years 2014, 2013 and 2012, a majority of our own wafer production occurred at one of our three owned wafer fabrication facilities at Beaverton, Oregon, San Jose, California and San Antonio, Texas.

In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation (“Epson”). In fiscal year 2010, we entered into a supply agreement with Powerchip Technology Corporation (“Powerchip”) and Maxchip Electronics Corp. (“Maxchip”) to provide 300mm and 200mm wafer capacity, respectively. Under these agreements, partner foundries (Epson, Powerchip and

Maxchip) have manufactured some of the wafers required for our mixed-signal semiconductor products. These products are manufactured under rights and licenses using our proprietary technology at Epson's fabrication facility located in Sakata, Japan and at Powerchip and Maxchip's fabrication facilities in Hsinchu, Taiwan. In fiscal years 2014, 2013 and 2012, the products manufactured by our partner foundries, in addition to wafers manufactured at certain merchant foundries such as Taiwan Semiconductor Company Limited, represented 50%, 53% and 46%, respectively, of our total wafer production.

Once wafer manufacturing has been completed, wafers may be sorted in order to determine which integrated circuits on each wafer are functional and which are defective. We currently perform the majority of wafer sorting, final testing and shipping activities at two facilities, located in Cavite, the Philippines and Chonburi Province, Thailand, although we also utilize independent subcontractors for some wafer sorting.

Where required, our wafer bump manufacturing facility located in Dallas, Texas is used to process wafers for products that utilize chip scale packaging (“CSP”) also known as wafer level packaging (“WLP”). CSP or WLP enables integrated circuits to be attached directly to a printed circuit board without the use of a traditional plastic package. In addition, we utilize independent subcontractors to perform wafer bump manufacturing to the extent we do not have the internal capacity or capabilities to perform such services. With the introduction of 300mm wafers into our manufacturing network, we have enabled subcontractors located in Taiwan to perform wafer bumping and testing of these wafers.

Integrated circuit assembly is performed by foreign assembly subcontractors, located in China, Japan, Malaysia, the Philippines, Taiwan, Thailand, Singapore and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

After assembly has been completed, the majority of the assembled product is shipped back to our facilities located in Cavite, the Philippines or Chonburi Province, Thailand, where the packaged integrated circuits undergo final testing and preparation for customer shipment. In addition, we utilize independent subcontractors to perform final testing.

We currently perform substantially all of our module assembly operations in our facility in Batangas, the Philippines. Our Philippines facility also performs wafer singulation and tape-and-reel of bumped (CSP or WLP) wafers.

The majority of our finished products ship directly from either Cavite, the Philippines or Chonburi Province, Thailand to customers worldwide or to other Company locations for sale to end-customers or distributors.

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

Certain distributors have agreements with us which allow for certain sales price rebates or price protection on certain inventory if we lower the price of those products. Certain distributor agreements also generally permit distributors to exchange a portion of certain purchases on a periodic basis. As is customary in the semiconductor industry, our distributors may also market other products that compete with our products.

Sales to certain international distributors are made under agreements which permit limited stock return privileges but not sales price rebates or price protection. The agreements generally permit distributors to exchange a portion of their purchases on a periodic basis. See “Critical Accounting Policies” in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements included in this Annual Report, which contains information regarding our revenue recognition policy.

We derived approximately 36% of our fiscal year 2014 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. Our primary distributor is Avnet Electronics which accounted for 17%, 14% and 13% of our revenues in fiscal years 2014, 2013 and 2012, respectively. Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 20%, 28% and 20% of net revenues in fiscal years 2014, 2013 and 2012, respectively. No single customer (other than Avnet and Samsung) nor single product accounted for more than 10% of net revenues in fiscal years 2014, 2013 and 2012. Based on customers' ship-to locations, international sales accounted for approximately 87%, 88% and 88% of net revenues in fiscal years 2014, 2013 and 2012, respectively. See Note 12: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report.

Seasonality

Our revenue is generally influenced on a quarter to quarter basis by customer demand patterns and new product introductions. A large number of our products have been incorporated into consumer electronic products, which are subject to significant seasonality and fluctuations in demand.

Foreign Operations

We conduct business in numerous countries outside of the United States (“U.S.”). Our international business is subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments.

Backlog

At June 28, 2014 and June 29, 2013, our current quarter backlog was approximately $377 million and $357 million, respectively. We include in backlog orders with customer request dates to be filled within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from certain domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

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

Our research and development plans require engineering talent and tools for product definition, electronic design automation (“EDA”), circuit design, process technologies, test development, test technology, packaging development, software development and applications support. Research and development expenses were $558.2 million, $534.8 million and $552.4 million in fiscal years 2014, 2013 and 2012, respectively. See “Research and Development” under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

Competition

The mixed signal analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some portion of our business.

We believe the principal elements of competition include:

•	technical innovation;

•	service and support;

•	time to market;

•	differentiated product performance and features;

•	quality and reliability;

•	product pricing and delivery capabilities;

•	customized design and applications;

•	business relationship with customers;

•	experience, skill and productivity of employees and management; and

•	manufacturing competence and inventory management.

Our principal competitors include, but are not limited to, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, NXP Semiconductors NV, Semtech Corporation, Silicon Laboratories, Cirrus Logic, Inc. and Texas Instruments Inc. In addition, we compete with digital chipset providers, including Broadcom Corporation, Samsung Semiconductor, Inc., and Qualcomm Inc. We expect increased competition in the future from other emerging and established companies.

Patents, Licenses, and Other Intellectual Property Rights

We rely upon both know-how and patents to develop and maintain our competitive position.

It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered by us to be more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from 2014 to 2033. We have also registered several of our trademarks and copyrights with the U.S. Patent and Trademark Office and in foreign jurisdictions.

Employees

As of June 28, 2014, we employed 8,812 persons.

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

We are dependent on a few large customers and market segments for a substantial portion of our revenues, the loss of which could materially affect our revenues and results of operations
We depend on a few large customers and market segments for a substantial portion of our net revenues. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 20%, 28% and 20% of net revenues in fiscal years 2014, 2013 and 2012, respectively. In addition, our primary distributor is Avnet Electronics which accounted for 17%, 14% and 13% of our revenues in fiscal years 2014, 2013 and 2012, respectively. The delay, significant reduction in, or loss of, orders from these large customers or market segments (including curtailments of purchases due to a change in the design, manufacturing or sourcing policies or practices of these customers or the timing of customer inventory adjustments) or demands of price concessions from these customers could have a material adverse effect on our net revenues and results of operations.

The sale of our products and our results of operations are dependent upon demand from the end markets of our customers

The demand for our products is subject to the strength of the five major end-markets that we serve and to some extent the overall economic climate. We often experience decreases and increases in demand for our products primarily due to the end-market demand of our customers. Our business and results of operations may be adversely affected if demand for our products decreases or if we are unable to meet an increase in demand without significantly increasing the lead-time for the delivery of our products.

Incorrect forecasts, reductions, cancellations or delays in orders for our products and volatility in customer demand could adversely affect our results of operations

As is customary in the semiconductor industry, customer orders may be canceled in most cases without penalty to the customers. Some customers place orders that require us to manufacture products and have them available for shipment, even though the customer may be unwilling to make a binding commitment to purchase all, or even any, of the products. In other cases, we manufacture products based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders, potentially leading to an initial inflation of backlog followed by a sharp reduction. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the ordered products are sold by the distributors. Because of the possibility of order cancellation, backlog should not be used as a measure of future revenues. Furthermore, canceled or unrealized orders, especially for products meeting unique customer requirements, may also result in an inventory of unsaleable products, causing potential inventory write-offs, some of which could be substantial and could have a material adverse effect on our gross margins and results of operations.

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

Our operating results may be adversely affected by increased competition or our inability to timely develop new products through our research and development efforts

The marketplace for our products in constantly changing and we are required to make substantial ongoing investments in our research and development. We experience intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than us, as well as greater technical resources and proprietary intellectual property rights than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line, and sale of integrated system solutions which combine the functionality of multiple chips on one chip for a price as part of a complete system solution and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to companies with broader product lines, greater technical service and support capabilities and larger research and development budgets. We may be unable to compete successfully in the future against existing or new competitors and our operating results may be adversely affected by increased competition or our inability to timely develop new products to meet the needs of our customers.

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

Our results of operations could be adversely affected by warranty claims and product liability

We face an inherent risk of exposure to product liability suits in connection with reliability problems or other product defects that may affect our customers. Our products are used by a variety of industries, including the automotive and medical industries. Failure of our products to perform to specifications, or other product defects, could lead to substantial damage to both the end product in which our device has been placed and to the user of such end product. Although we take measures to protect against product defects, if a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could have a material adverse effect on our results of operations.

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

Our manufacturing operations may be interrupted or suffer yield problems

Given the nature of our products, it would be time consuming, difficult, and costly to arrange for new manufacturing facilities to supply such products. Any prolonged inability to utilize one of our manufacturing facilities or a third party foundry, due to damages resulting from fire, natural disaster, unavailability of electric power, labor unrest, political conditions or other causes, could have a material adverse effect on our results of operations and financial condition.

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

Our critical information systems, necessary for the operation of our business, are subject to attacks, interruptions and failures

We rely on several information technology systems throughout the company to provide products and services, process orders, manage inventory, process shipments to customers, keep financial, employee and other records, and operate other critical functions. The Company has and is in the process of developing several systems and procedures that include, among other things, ongoing internal risk assessments to identify vulnerabilities, the creation of an internal group dedicated to reviewing cybersecurity threats, and the adoption of an information security policy. Despite our efforts to mitigate risks associated with cybersecurity events, our information technology systems may be susceptible to adaptive persistent threats (“APT”), catastrophic cybersecurity attacks, damage, disruptions or shutdowns due to power outages, hardware failures, computer malware and viruses, telecommunication failures, user errors, or other unforeseen events. Risks associated with these threats include, but are not limited to, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems, and increased costs to prevent, respond to or mitigate catastrophic cybersecurity events. A prolonged systemic disruption in the information technology systems could result in the loss of sales and customers and significant consequential costs, which could adversely affect our business. In addition, cybersecurity breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our customers, partners, suppliers, or employees which could result in our suffering significant financial or reputational damage.

We may encounter difficulties in the implementation of a new global execution system, which may adversely affect our operations and financial reporting

We are in the process of implementing in phases a new global execution system (“GES”) as part of our efforts to integrate inventory movement with our financial reporting system. Any difficulties in the implementation or operation of GES could disrupt our supply chain execution. Such developments could materially adversely affect our results of operations and financial reporting.

Our operating results may be adversely affected by unfavorable economic and market conditions

The global economic environment could subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products. Accordingly, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, weakness in the market for end users of our products could harm the cash flow of certain of our distributors and resellers who could then delay paying their obligations to us or experience other financial difficulties. This would further increase our credit risk exposure and potentially cause delays in our recognition of revenue on sales to these customers.

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

Our stock price may be volatile

The market price of our common stock may be volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which are beyond our control.
In addition, the market prices of securities of technology companies, including those in the semiconductor industry, generally have been and remain volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. If our actual operating results or future forecasted results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock may decline. Accordingly, you may not be able to resell shares of our common stock at a price equal to or higher than the price you paid for them.
Due to the nature of our compensation programs, some of our executive officers sell shares of our common stock each quarter or otherwise periodically, including pursuant to trading plans established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Regardless of the reasons for such sales, analysts and investors could view such actions in a negative light and the market price of our stock could be adversely affected as a result of such periodic sales.

Our independent distributors and sales representatives may terminate their relationship with us or fail to make payments on outstanding accounts receivable to us, which would adversely affect our financial results

A portion of our sales is realized through independent electronics distributors that are not under our direct control. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. In fiscal 2014, 36% of our revenues were generated from distributors which includes distribution sales to Samsung and catalog distributors, and 17% of our revenues were generated from Avnet, our primary world-wide distributor. We require certain foreign distributors to provide a letter of credit to us in an amount up to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not contractually protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, could be disruptive and harmful to our current business.

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

•
the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the pending Internal Revenue Service audit of our tax returns for fiscal years 2009-2011;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation;

•
changes in tax laws or the interpretation of such tax laws, including the Base Erosion Profit Shifting (“BEPS”) project being conducted by the Organization for Economic Co-operation and Development (“OECD”);

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

We may pursue acquisitions and investments that could harm our operating results and may disrupt our business

We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary or desirable to gain access to key technologies that we believe will complement our existing technical capability and support our business model objectives. Acquisitions, alliances and investments involve risks and uncertainties that may negatively impact our future financial performance and result in an impairment of goodwill. If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects that we currently do not foresee. We may also need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

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

Our debt covenants may limit us from engaging in certain transactions
In March 2013, the Company issued $500 million of 3.38% senior unsecured notes due 2023 (“2023 Notes”), and in November 2013, the Company issued another $500 million of 2.50% senior unsecured notes due 2018 (“2018 Notes”). Interest on the 2023 Notes is payable semi-annually on March 15 and September 15, and interest on the 2018 Notes is payable semi-annually on May

15 and November 15. The debt indentures that govern the 2023 Notes and the 2018 Notes, respectively, include covenants that limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to secure additional debt funding in the future. In circumstances involving a change of control of the Company followed by a downgrade of the rating of the 2023 Notes or the 2018 Notes, the Company would be required to make an offer to repurchase the affected notes at a purchase price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The Company's ability to repurchase the 2023 Notes and/or the 2018 Notes in such events may be limited by the Company's then-available financial resources or by the terms of other agreements to which the Company is a party. Although the Company currently has the funds necessary to retire this debt, funds might not be available to repay the notes when they become due in the future.

We may be materially adversely affected by currency fluctuations or changes in trade policies

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 87%, 88% and 88% of our net revenues in fiscal years 2014, 2013 and 2012, respectively, were from international sales. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products produced by our foreign competitors.

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

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the SEC has promulgated new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters is in San Jose, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal offices and manufacturing facilities at June 28, 2014:

Principal Properties Owned	Use(s)	Approximate Floor Space (sq. ft.)

San Jose, California	Corporate headquarters, office space, engineering, manufacturing, administration, customer services, shipping and other	435,000

San Jose, California	Wafer fabrication, office space and administration	80,000

N. Chelmsford, Massachusetts	Engineering, office space and administration	30,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	226,000

Hillsboro, Oregon	Engineering, manufacturing, office space and administration	325,000

Farmers Branch, Texas	Office space, engineering, manufacturing, administration, bump facility, customer service, warehousing, shipping, and other (49,000 sq. ft. are not being utilized currently)	506,000

San Antonio, Texas	Wafer fabrication, office space and administration	381,000

Cavite, the Philippines	Manufacturing, engineering, administration, office space, customer service, shipping and other	479,000

Batangas, the Philippines	Manufacturing, engineering, office space and other	78,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping and other	144,000

Chandler, Arizona	Office space, engineering and test	65,000

Principal Properties Leased	Use(s)	Approximate Floor Space (sq. ft.)

Dublin, Ireland	Office space, administration and customer services	19,700

Colorado Springs, Colorado	Office space, engineering, and administration	24,300

Irvine, California	Office space, engineering, and administration	32,400

Rozanno, Italy	Office space, engineering, administration and other	32,400

Bangalore, India	Office space, engineering, administration and other	35,400

In addition to the property listed in the above table, we also lease sales, engineering, administration and manufacturing offices and other premises at various locations in the United States and internationally under operating leases, none of which are material to our future cash flows. These leases expire at various dates through 2029. We anticipate no difficulty in retaining occupancy of any of our other manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol MXIM. As of August 8, 2014, there were 768 stockholders of record of our common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2014 and 2013:

	High	Low
Fiscal Year ended June 28, 2014
First Quarter	$30.04	$27.11
Second Quarter	$30.22	$27.60
Third Quarter	$32.81	$27.86
Fourth Quarter	$35.41	$31.49

	High	Low
Fiscal Year ended June 29, 2013
First Quarter	$28.80	$24.07
Second Quarter	$30.22	$26.28
Third Quarter	$33.31	$29.15
Fourth Quarter	$32.92	$26.91

The following table sets forth the dividends paid per share for fiscal years 2014 and 2013:

	Fiscal Years
	2014	2013

First Quarter	$0.26	$0.24
Second Quarter	$0.26	$0.24
Third Quarter	$0.26	$0.24
Fourth Quarter	$0.26	$0.24

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 28, 2014:

	Issuer Purchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Mar. 30, 2014 - Apr. 26, 2014	404	$32.47	404	$789,495
Apr. 27, 2014 - May 24, 2014	454	$32.22	454	$774,869
May 25, 2014 - Jun. 28, 2014	376	$34.58	376	$761,868
Total	1,234	$33.02	1,234	$761,868

In July 2013, the Board of Directors authorized the Company to repurchase up to $1.0 billion of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were superseded by this authorization.

During fiscal year 2014, the Company repurchased approximately 10.4 million shares of its common stock for $305.3 million. As of June 28, 2014, the Company had a remaining authorization of $761.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

Equity Compensation Plan Information

For important information regarding our equity compensation plans, please see Note 6: “Stock-Based Compensation” in the Notes to the Consolidated Financial Statements included in this Annual Report.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Stock Index and the Philadelphia Semiconductor index for the five years ended June 28, 2014. The graph and table assume that $100 was invested on June 26, 2009 (the last day of trading for the year ended June 27, 2009) in each of our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor index are based on our fiscal year.

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

	Base Year	Fiscal Year Ended
	June 27, 2009	June 26, 2010	June 25, 2011	June 30, 2012	June 29, 2013	June 28, 2014
Maxim Integrated Products, Inc.	100.00	112.79	161.91	178.46	199.70	252.34
NASDAQ Composite-Total Return	100.00	122.04	146.97	164.42	193.36	253.01
Philadelphia Semiconductor-Total Return	100.00	135.64	153.11	152.47	188.80	258.49

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The data set forth below for the five-year period ended June 28, 2014 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in this Annual Report. The following selected financial data as of June 30, 2012, June 25, 2011, and June 26, 2010 and for the two years in the period ended June 25, 2011 is derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012	June 25, 2011	June 26, 2010
	(in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,453,663	$2,441,459	$2,403,529	$2,472,341	$1,997,603
Cost of goods sold	1,068,898	944,892	952,677	942,377	804,537

Gross margin	$1,384,765	$1,496,567	$1,450,852	$1,529,964	$1,193,066
Gross margin %	56.4%	61.3%	60.4%	61.9%	59.7%

Operating income	$422,291	$588,319	$534,797	$673,039	$292,050
% of net revenues	17.2%	24.1%	22.3%	27.2%	14.6%

Income from continuing operations	$354,810	$452,309	$354,918	$489,009	$125,139
Income from discontinued operations, net of tax	—	2,603	31,809	—	—
Net income	$354,810	$454,912	$386,727	$489,009	$125,139

Earnings per share: Basic
From continuing operations	$1.25	$1.55	$1.21	$1.65	$0.41
From discontinued operations	—	0.01	0.11	—	—
Basic net income per share	$1.25	$1.56	$1.32	$1.65	$0.41

Earnings per share: Diluted
From continuing operations	$1.23	$1.51	$1.18	$1.61	$0.40
From discontinued operations	—	0.01	0.11	—	—
Diluted net income per share	$1.23	$1.52	$1.29	$1.61	$0.40

Shares used in the calculation of
earnings per share:
Basic	283,344	291,835	292,810	296,755	304,579

Diluted	289,108	298,596	300,002	303,377	310,016

Dividends declared and paid per share	$1.04	$0.96	$0.88	$0.84	$0.80

	As of
	June 28, 2014	June 29, 2013	June 30, 2012	June 25, 2011	June 26, 2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,372,425	$1,200,046	$956,386	$1,012,887	$826,512
Working capital	$1,688,067	$1,535,013	$943,977	$1,313,512	$1,174,096
Total assets	$4,405,618	$3,935,910	$3,737,946	$3,527,743	$3,482,325
Long-term debt	$1,001,026	$503,573	$5,592	$300,000	$300,000
Stockholders' equity	$2,429,911	$2,507,998	$2,538,277	$2,510,818	$2,352,958

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8, the risk factors included in Part I, Item 1A, and the “forward-looking statements” and other risks described herein and elsewhere in this Annual Report.

Overview

We are a global company with manufacturing facilities in the United States, the Philippines and Thailand, and sales offices and design centers throughout the world. We design, develop, manufacture and market linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The analog market is fragmented and characterized by diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The major end-markets in which we sell our products are the automotive, communications and data center, computing, consumer and industrial markets. We are incorporated in the State of Delaware.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts impairment of long-lived assets; assessment of recoverability of intangible assets and goodwill, which impacts impairment of goodwill and intangible assets; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further below. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Annual Report.

Revenue Recognition

The Company recognizes revenue for sales to direct customers and sales to certain distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, collectability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. The Company estimates return for sales to direct customers and certain distributors based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered within this estimate.

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

Accounts receivable from direct customers and distributors (excluding those discussed in the immediately preceding paragraph)
are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes title to such inventory from its consigned location at which point inventory is relieved, title transfers, and the Company has a legally enforceable right to collection under the terms of our agreement with the related customers.

The Company estimates potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by us may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 28, 2014 and June 29, 2013, the Company had $16.2 million and $12.4 million accrued for returns and allowances against accounts receivable, respectively. During fiscal years 2014 and 2013, the Company recorded $75.3 million and $65.7 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $71.6 million and $64.6 million for actual returns and allowances given during fiscal years 2014 and 2013, respectively.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. Our standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs on a quarterly basis. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted as we release these reserves upon the ultimate product shipment. Historically, such differences have not been material. During fiscal years 2014, 2013 and 2012, we had net inventory write-downs of $35.1 million, $19.2 million and $26.1 million, respectively.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment (“ASC 360”). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. We recorded impairment charges of $11.6 million, $24.9 million, and $30.1 million during fiscal years 2014, 2013 and 2012, respectively.

Intangible Assets and Goodwill

We account for intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”), We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

Intangible asset reviews are performed when indicators exist that could indicate the carrying value may not be recoverable based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. During fiscal years 2014, 2013 and 2012, we recorded impairment of intangible assets of $2.6 million, $2.8 million and $1.6 million, respectively, related to write-offs of acquired in-process research and development.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with ASC 350 we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the first quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. In performing the goodwill impairment for the fiscal year 2014, the fair value was in excess of the carrying value. As a result, no impairment charges were recorded associated with our goodwill during fiscal years 2014, 2013 and 2012.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation in Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options and other awards made to our employees and directors in exchange for services, in the income statement. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on the greater of a straight-line basis or the value of awards vested each period, over the requisite service period. ASC 718 also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on our operating results.

We use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

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

ASC 740-10, Income Taxes (“ASC 740-10”), prescribes a recognition threshold and measurement framework for financial statement reporting and disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. Although we believe that the Company's computation of tax benefits to be recognized and realized are reasonable, no assurance can be given that the final outcome will not be different from what was reflected in our income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made. See Note 16: “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report for further information related to ASC 740-10.

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

Litigation and Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or other intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against us. We periodically assess each matter in order to determine if a contingent liability in accordance with ASC No. 450, Accounting for Contingencies (“ASC 450”), should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. We expense legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained, combined with management's judgment regarding all of the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with ASC 450. In determining the amount of a contingent loss, we take into consideration advice received from experts in the specific matter, the current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012

Net revenues	100%	100%	100%
Cost of goods sold	43.6%	38.7%	39.6%
Gross margin	56.4%	61.3%	60.4%
Operating expenses:
Research and development	22.8%	21.9%	23.0%
Selling, general and administrative	13.2%	13.3%	13.4%
Intangible asset amortization	0.7%	0.6%	0.7%
Impairment of long-lived assets	0.5%	1.0%	1.3%
Severance and restructuring expenses	1.0%	0.1%	0.3%
Acquisition-related costs	0.3%	—%	—%
Other operating expenses (income), net	0.7%	0.2%	(0.5)%
Total operating expenses	39.2%	37.1%	38.2%
Operating income	17.2%	24.2%	22.2%
Interest and other income (expense), net	(0.5)%	(0.7)%	(0.1)%
Income before provision for income taxes	16.7%	23.5%	22.1%
Provision for income taxes	2.2%	4.8%	7.4%
Income from continuing operations	14.5%	18.7%	14.7%
Income from discontinued operations, net of tax	—%	0.1%	1.3%
Net income	14.5%	18.8%	16.0%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012

Cost of goods sold	0.5%	0.5%	0.5%
Research and development	1.9%	1.8%	2.0%
Selling, general and administrative	1.1%	1.0%	1.1%
	3.5%	3.3%	3.6%

Net Revenues

We reported net revenues of $2,453.7 million, $2,441.5 million and $2,403.5 million in fiscal years 2014, 2013 and 2012, respectively. Our net revenues in fiscal year 2014 increased by 0.5% compared to our net revenues in fiscal year 2013. Revenues from automotive, communications and data center, and industrial products were up 43%, 20% and 9%, respectively, due to an increase in shipments of our products offered in the automotive end market with new design win ramps across multiple applications and customers, an increase in server revenues driven by the Volterra acquisition and in demand driven by network and datacom, and cable infrastructure products in the communications and data center end market, and an increase in control and automation shipments in the industrial end market. This increase was offset by a decrease in net revenues in consumer and computing products of 16% and 4%, respectively, mainly due to lower demand for products in the consumer end market primarily from smartphones. The decrease in net revenues in consumer products was primarily attributable to a weakness in demand for the products of our leading customer which we expect to continue through the first quarter of fiscal year 2015.

Our net revenues in fiscal year 2013 increased by 1.6%, compared to our net revenues in fiscal year 2012. Revenue from consumer products was up 16% due to improved demand for our products that we supplied into the consumer markets, primarily from continued growth in smart phones and tablets offered by our customers. This increase was offset by decreases in computing products, communications products and industrial products of 17% 8% and 2% respectively, due to a decline in our notebook business that served the computing market as a result of our discontinuation of certain notebook products.

Approximately 87%, 88% and 88% of the Company's net revenues in fiscal years 2014, 2013 and 2012, respectively, were derived from customers located outside the United States, primarily in the Asia and Europe. While more than 95% of our sales are denominated in U.S. dollars, the Company enters into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and the Company's results of operations for fiscal years 2014, 2013 and 2012 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 56.4% in fiscal year 2014 compared to 61.3% in fiscal year 2013. Our gross margin decreased by $111.8 million, primarily due to a $30.5 million increase in incremental amortization related to Volterra intangible assets, a $20.8 million increase of product warranty related expenses primarily associated with one customer, a $19.0 million increase related to acquired inventory fair value mark-up amortization mostly related to Volterra, and a $16.8 million increase in inventory reserves due to softening demand primarily in the smartphone space.

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

Research and Development

Research and development expenses were $558.2 million and $534.8 million for fiscal years 2014 and 2013, respectively, which represented 22.8% and 21.9% of net revenues, respectively. The increase in research and development expenses was primarily attributable to an increase in salaries and stock-based compensation expenses of $21.4 million as a result of acquisitions occurring in fiscal year 2014.

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

Selling, General and Administrative

Selling, general and administrative expenses were $324.7 million and $324.3 million in fiscal years 2014 and 2013, respectively, which represented 13.2% and 13.3% of net revenues, respectively. There were no significant fluctuations in any specific items making up the selling, general and administrative expenses.

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

Impairment of Long-lived Assets

Impairment of long-lived assets was $11.6 million in fiscal year 2014 and $24.9 million in fiscal year 2013, which represented 0.5% and 1.0% of net revenues, respectively. The $13.3 million decrease was primarily due to lower levels of certain assets classified as excess property, plant and equipment and certain assets classified as held for sale written down to fair value less cost to sell, including used fabrication tools and test manufacturing equipment.

Impairment of long-lived assets was $24.9 million in fiscal year 2013 and $30.1 million in fiscal year 2012. Fiscal year 2013 impairment was mainly due to our transition to utilizing newer, more efficient manufacturing equipment. The Company recorded a charge for the write-down of the equipment to its estimated fair value less estimated cost to sell.

Severance and Restructuring Expenses

Severance and restructuring expenses were $24.9 million in fiscal year 2014 and $2.8 million in fiscal year 2013, which represented 1.0% and 0.1% of net revenues, respectively. The $22.1 million increase was primarily due to a $10.8 million increase in severance and restructuring expenses associated with the reorganization of certain business units and a $11.0 million increase in severance costs associated with restructuring plans arising from the Volterra acquisition. The reorganizations were driven by the desire to focus on specific investment areas, simplify business processes and eliminate redundant positions.

Severance and restructuring expenses were $2.8 million in fiscal year 2013 and $6.8 million in fiscal year 2012, which represented 0.1% and 0.3% of net revenues, respectively. The $4.0 million decrease was primarily due to severance and restructuring expenses associated with the reorganization of certain business units.

Acquisition-Related Costs

Acquisition-related costs were $7.0 million in fiscal year 2014, and included banker, legal, and other Volterra acquisition-related costs.

Other Operating Expenses (Income), Net

Other operating expenses (income), net were $18.4 million and $5.9 million in fiscal year 2014 and 2013, respectively, which represented 0.7% and 0.2% of net revenues, respectively. The net increase in other operating expenses (income) of $12.5 million was primarily attributable to a $6.0 million intellectual property infringement legal settlement and an impairment of notes receivable of $4.1 million related to a divestiture.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net were $(13.1) million in fiscal year 2014 and $(18.0) million in fiscal year 2013, which represented (0.5)% and (0.7)% of net revenues, respectively. The net decrease in expenses of $5.0 million was primarily driven by income from licensing intellectual property of $17.1 million offset by $10.6 million in additional interest expense resulting from the issuance of long-term notes.

Interest and other income (expense), net were $(18.0) million in fiscal year 2013 and $(2.1) million in fiscal year 2012, which represented (0.7)% and (0.1)% of net revenues, respectively. The change was partially attributable to an increase in foreign exchange losses in 2013 as compared to foreign exchange gains in 2012 of $8.7 million primarily driven by the Japanese Yen, a net gain in sale of fixed assets that did not recur in fiscal year 2013 of $2.1 million, and an increase in interest expense of $3.3 million related to our $500 million long-term debt issued in March 2013.

Provision for Income Taxes

Our annual income tax expense from continuing operations was $54.4 million, $118.0 million, and $177.8 million, in fiscal years 2014, 2013 and 2012, respectively. The effective tax rate from continuing operations was 13.3%, 20.7% and 33.4% for fiscal years 2014, 2013 and 2012, respectively. The Company's federal statutory tax rate is 35%.

The Company’s fiscal year 2014 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates and a $35.6 million one-time benefit for fixed asset Federal tax basis adjustments generated by prior year depreciation expense that did not provide a tax benefit in prior years, partially offset by stock-based compensation for which no tax benefit is expected.

The Company's fiscal year 2013 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates, partially offset by stock-based compensation for which no tax benefit is expected. The income tax provision for the fiscal year 2013 included a $3.9 million discrete tax benefit for the retroactive extension of the U.S. federal research tax credit to January 1, 2012 by legislation that was signed into law on January 2, 2013 and a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.

The Company's fiscal year 2012 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates, partially offset by stock-based compensation for which no tax benefit is expected. The income tax provision for the fiscal year 2012 included a $52.6 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit was available.

The Company has various entities domiciled within and outside the United States. The following is a breakout of our U.S. and Foreign income from continuing operations before income taxes:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Domestic pre-tax income	$87,630	$69,680	$184,414
Foreign pre-tax income	321,596	500,599	348,319
Total	$409,226	$570,279	$532,733

A relative increase in earnings in lower tax jurisdictions, such as Ireland, may lower our consolidated effective tax rate, while a relative increase in earnings in higher tax jurisdictions, such as the United States, may increase our consolidated effective tax rate.

In fiscal year 2014 the percentage of pre-tax income from our foreign operations declined, which was primarily due to higher cost of goods sold on foreign revenue. The impact of pre-tax income from foreign operations reduced our effective tax rate by 19.1 percentage points in fiscal year 2014 as compared to 16.5 percentage points in fiscal year 2013. The increased fiscal year 2014 tax rate benefit from foreign operations was primarily attributable to a $21.4 million discrete tax charge in fiscal year 2013 for foreign research and development expenses for which no tax benefit was available, partially offset by the relative decrease in fiscal year 2014 pre-tax income from foreign operations.

As shown above, a higher percentage of our pre-tax income in fiscal year 2013 came from our foreign operations, which was primarily earned by our international operations managed in Ireland. The pre-tax income split between our domestic and foreign operations has changed in recent years primarily due to a consolidation of our international business to our international operations managed in Ireland which took several years to complete and was completed in fiscal year 2013. The impact of the change in pre-tax income from domestic to foreign reduced our effective tax rate by 16.5 percentage points in fiscal year 2013 as compared to 3.9 percentage points in fiscal year 2012.

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

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In the first quarter of fiscal year 2014, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)- Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The adoption of this amended standard resulted in the presentation of the reclassification adjustments in the Notes to the Company's Condensed Consolidated Financial Statements. Refer to Note 14: “Comprehensive Income” for the disclosure requirements provided.

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 uses a five-step model to determine revenue recognition in contracts with customers. The Company is currently evaluating the potential impact of this standard on its financial statements. ASU 2014-09 is effective for the Company in our first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the Consolidated Balance Sheets. The Company will be required to adopt ASU 2013-11 on a prospective basis in the first quarter of fiscal year 2015; however, early adoption is permitted, as is a retrospective application. The Company is currently evaluating the impact of this new standard on its Consolidated Balance Sheets.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Cash flows were as follows:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Net cash provided by (used in) operating activities	$776,107	$817,935	$756,722
Net cash provided by (used in) investing activities	(609,439)	(139,372)	(384,765)
Net cash provided by (used in) financing activities	(19,182)	(384,637)	(453,438)
Net increase (decrease) in cash and cash equivalents	$147,486	$293,926	$(81,481)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the fiscal year 2014 decreased by approximately $41.8 million compared with fiscal year 2013. This decrease was due to lower net income of $100.1 million and lower deferred taxes of $57.5 million which was partially offset by lower cash use of $66.8 million and $55.9 million relating to other current assets and inventory, respectively.

Cash from operations for fiscal year 2013 increased by approximately $61.2 million compared with fiscal year 2012. This increase was due to higher net income of $68.2 million and less gains from discontinued operations of $42.1 million relating to the clock synchronization business and certain future technologies in the storage area. These increases were partially offset by a net decrease in trade related assets and liabilities.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities increased by $470.1 million for fiscal year 2014 compared with fiscal year 2013. The increase was due primarily to relative increases in cash used for acquisitions of $451.5 million relating to the Volterra acquisition, a $50.0 million increase relating to purchase of U.S. treasury securities and lower proceeds from maturity of investments of $23.0 million. These increases were offset by $70.2 million of reduction in net capital expenditures relating to property, plant and equipment.

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

Financing activities

Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of notes payables, payment of dividends to stockholders, proceeds from employee stock purchase plan and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities decreased by approximately $365.5 million for fiscal year 2014 compared with fiscal year 2013. This decrease was due primarily to lower required repayments of notes payable of $298.8 million and less repurchases of common stock of $69.8 million.

Net cash used in financing activities decreased by approximately $68.8 million for fiscal year 2013 compared with fiscal year 2012. This decrease was due primarily to the issuance of the $500 million notes net of issuance cost and discount, as offset by higher repayments of notes payable of $282.7 million and more repurchases of common stock of $128.7 million.

Liquidity and Capital Resources
Debt Levels
On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 2.5% coupon senior unsecured and unsubordinated notes due in November 2018 (“2018 Notes”).

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.375% senior unsecured and unsubordinated notes due in March 2023 (“2023 Notes”).

Available borrowing resources
The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 28, 2014, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

As of June 28, 2014, our available funds consisted of $1.4 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Contractual Obligations

The following table summarizes the Company's significant contractual obligations at June 28, 2014, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods. This table excludes amounts already recorded on our Consolidated Balance Sheet as current liabilities at June 28, 2014:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations	(in thousands)
Operating lease obligations (1)	$35,051	$10,593	$15,822	$6,540	$2,096
Software license	4,038	4,038	—	—	—
Long-term debt obligations (2)	1,001,398	372	1,026	500,000	500,000
Interest payments associated with long-term debt obligations (3)	201,842	29,397	58,756	51,111	62,578
Capital equipment and inventory related purchase obligations (4)	21,740	3,111	5,488	5,638	7,503
Total	$1,264,069	$47,511	$81,092	$563,289	$572,177

(1) The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2025.
(2) Long-term debt represents amounts primarily due for the Company's long-term notes.
(3) Interest payments associated with the Company's long-term notes.
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

As of June 28, 2014, our gross unrecognized income tax benefits were $396.8 million which excludes $27.9 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 28, 2014, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash and cash equivalents, short-term investments and notes payable. See Note 5: “Financial Instruments” in the Notes to Consolidated Financial Statements included in this Annual Report. The Company does not use derivative financial instruments to hedge the ongoing risk of interest rate volatility. At June 28, 2014, the Company maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are generally invested only in U.S. government or agency securities and are all available on a daily basis. The Company's short term investments are in U.S. governments securities and long term notes are all fixed rate securities.

Foreign Currency Risk

The Company generates less than 1% of its revenues in various global markets based on orders obtained in currencies other than the U.S. Dollar. The Company incurs expenditures denominated in non-U.S. currencies, principally the Philippine Peso and Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. The Company is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. The Company has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. The Company does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of the Company's hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under ASC No. 815-Derivatives and Hedging (“ASC 815”), the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings into the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized each period in interest and other income (expense), net.

For derivative instruments that are not designated as hedging instruments under ASC 815, gains and losses are recognized each period in interest and other income (expense), net. All derivatives are foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives largely offset the changes in the fair value of the assets or liabilities being hedged.

Foreign exchange contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the fiscal year ended June 28, 2014 and June 29, 2013.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 28, 2014. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 28, 2014.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 28, 2014. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of June 28, 2014, our internal control over financial reporting was effective, in all material respects, based on these criteria. Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, audited the effectiveness of the Company's internal control over financial reporting, as stated within their report which is included herein.

Management's annual assessment of the effectiveness of our internal control over financial reporting as of June 28, 2014, excluded the internal control over financial reporting at Volterra, which was acquired on October 1, 2013, and whose financial statements constituted less than 5% of net revenues and less than 6% of total assets of the consolidated financial statements as of and for the year ended June 28, 2014.

Changes in Internal Control over Financial Reporting

On October 1, 2013, we completed the acquisition of Volterra. See Note 9 in the Notes to the Consolidated Financial Statements for additional information. Other than this acquisition, there were no changes in our internal control over financial reporting during the fiscal year ended June 28, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
San Jose, California
We have audited the internal control over financial reporting of Maxim Integrated Products, Inc. and subsidiaries (the “Company”) as of June 28, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management's annual assessment of the effectiveness of their internal control over financial reporting as of June 28, 2014, excluded the internal control over financial reporting at Volterra Semiconductor Corporation ("Volterra"), which was acquired on October 1, 2013, and whose financial statements constituted less than 5% of net revenues and less than 6% of total assets of the consolidated financial statements as of and for the year ended June 28, 2014. Accordingly, our audit did not include the internal control over financial reporting at Volterra. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 28, 2014 of the Company and our report dated August 15, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
San Jose, California
August 15, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders under the headings “Audit Committee and Audit Committee Financial Expert,” “Proposal 1 - Election of Directors” and Section 16(a) “Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and ages as of June 28, 2014.

Name	Age	Position
Tunc Doluca	56	President and Chief Executive Officer
Bruce E. Kiddoo	53	Senior Vice President and Chief Financial Officer
David A. Caron	54	Vice President and Chief Accounting Officer
Vivek Jain	54	Senior Vice President of Manufacturing Operations
Chae Lee	49	Senior Vice President, Mobility Group
Edwin Medlin	57	Vice President, General Counsel
Matthew J. Murphy	41	Senior Vice President, Communications and Automotive Solutions Group
Christopher J. Neil	48	Senior Vice President, Industrial and Medical Solutions Group
Pirooz Parvarandeh	54	Chief Technology Officer
Walter Sangalli	57	Vice President, Worldwide Sales and Marketing
Steven Yamasaki	59	Vice President of Human Resources

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

Mr. Murphy joined Maxim Integrated in July 1994 and was promoted to Vice President of Sales in November 2006. He was promoted to Senior Vice President in September 2011. In October 2011 he assumed responsibility for the Communications and Automotive Groups. Prior to 2006, he served in a number of business unit and executive management positions.

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

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors and employees, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or group, and (v) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at http://www.maximintegrated.com/company/policy.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of Compensation Committee” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders under the headings “Report of the Audit Committee” and “Principal Accountant Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements.	38
	Consolidated Balance Sheets at June 28, 2014 and June 29, 2013	38
	Consolidated Statements of Income for each of the three years in the period ended June 28, 2014	39
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 28, 2014	40
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 28, 2014	41
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 28, 2014	42
	Notes to Consolidated Financial Statements	43
	Report of Independent Registered Public Accounting Firm	77
(2)	Financial Statement Schedule.
	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.
	Schedule II - Valuation and Qualifying Accounts	78
	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 28, 2014	June 29, 2013
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,322,472	$1,174,986
Short-term investments	49,953	25,060

Total cash, cash equivalents and short-term investments	1,372,425	1,200,046
Accounts receivable, net of allowances of $17,750 in 2014 and $13,645 in 2013	295,828	285,438
Inventories	289,292	275,640
Deferred tax assets	74,597	82,173
Other current assets	54,560	96,609

Total current assets	2,086,702	1,939,906
Property, plant and equipment, net	1,331,519	1,373,124
Intangible assets, net	360,994	157,146
Goodwill	596,637	422,004
Other assets	29,766	43,730

TOTAL ASSETS	$4,405,618	$3,935,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102,076	$105,322
Income taxes payable	20,065	22,437
Accrued salary and related expenses	186,732	187,970
Accrued expenses	64,028	62,607
Deferred revenue on shipments to distributors	25,734	26,557

Total current liabilities	398,635	404,893
Long-term debt	1,001,026	503,573
Income taxes payable	362,802	282,697
Deferred tax liabilities	159,879	206,855
Other liabilities	53,365	29,894

Total liabilities	1,975,707	1,427,912

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 284,441 in 2014 and 287,620 in 2013	285	288
Additional paid-in capital	23,005	—
Retained earnings	2,423,794	2,523,457
Accumulated other comprehensive loss	(17,173)	(15,747)

Total stockholders' equity	2,429,911	2,507,998

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,405,618	$3,935,910

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands, except per share data)

Net revenues	$2,453,663	$2,441,459	$2,403,529
Cost of goods sold	1,068,898	944,892	952,677
Gross margin	1,384,765	1,496,567	1,450,852
Operating expenses:
Research and development	558,168	534,819	552,379
Selling, general and administrative	324,734	324,282	321,273
Intangible asset amortization	17,690	15,525	16,737
Impairment of long-lived assets	11,644	24,929	30,095
Severance and restructuring expenses	24,902	2,829	6,785
Acquisition-related costs	6,983	—	—
Other operating expenses (income), net	18,353	5,864	(11,214)
Total operating expenses	962,474	908,248	916,055
Operating income	422,291	588,319	534,797
Interest and other income (expense), net	(13,065)	(18,040)	(2,064)
Income before provision for income taxes	409,226	570,279	532,733
Provision for income taxes	54,416	117,970	177,815
Income from continuing operations	354,810	452,309	354,918
Income from discontinued operations, net of tax	—	2,603	31,809
Net income	$354,810	$454,912	$386,727

Earnings per share: Basic
From continuing operations	$1.25	$1.55	$1.21
From discontinued operations	—	0.01	0.11
Basic	$1.25	$1.56	$1.32

Earnings per share: Diluted
From continuing operations	$1.23	$1.51	$1.18
From discontinued operations	—	0.01	0.11
Diluted	$1.23	$1.52	$1.29

Shares used in the calculation of earnings per share:
Basic	283,344	291,835	292,810

Diluted	289,108	298,596	300,002

Dividends declared and paid per share	$1.04	$0.96	$0.88

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Net income	$354,810	$454,912	$386,727
Other comprehensive income, net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $13 in 2014, $103 in 2013, $74 in 2012, respectively	77	(179)	(129)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(195) in 2014, $98 in 2013, $26 in 2012, respectively	993	(808)	(46)
Change in net unrealized gains and losses on cumulative translation adjustment	391	—	—
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $1,274 in 2014, $(1,295) in 2013, $1,788 in 2012, respectively	(4,535)	1,606	(2,603)
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	1,648	(932)	1,612
Other comprehensive income (loss), net	(1,426)	(313)	(1,166)
Total comprehensive income	$353,384	$454,599	$385,561

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balance, June 25, 2011	295,780	$296	$—	$2,524,790	$(14,268)	$2,510,818
Net income	—	—	—	386,727	—	386,727
Other comprehensive income (loss), net	—	—	—	—	(1,166)	(1,166)
Repurchase of common stock	(9,920)	(10)	(146,034)	(100,368)	—	(246,412)
Net issuance of restricted stock units	2,357	2	(29,650)	—	—	(29,648)
Stock options exercised	2,843	3	49,903	—	—	49,906
Stock based compensation	—	—	88,958	—	—	88,958
Tax benefit on settlement of equity instruments	—	—	3,112	—	—	3,112
Common stock issued under Employee Stock Purchase Plan	1,672	2	33,711	—	—	33,713
Dividends declared and paid	—	—	—	(257,731)	—	(257,731)
Balance, June 30, 2012	292,732	$293	$—	$2,553,418	$(15,434)	$2,538,277
Net income	—	—	—	454,912	—	454,912
Other comprehensive income (loss), net	—	—	—	—	(313)	(313)
Repurchase of common stock	(12,761)	(13)	(170,464)	(204,658)	—	(375,135)
Net issuance of restricted stock units	2,127	2	(29,044)	—	—	(29,042)
Stock options exercised	3,922	4	71,338	—	—	71,342
Stock based compensation	—	—	83,678	—	—	83,678
Tax benefit on settlement of equity instruments	—	—	8,197	—	—	8,197
Common stock issued under Employee Stock Purchase Plan	1,600	2	36,295	—	—	36,297
Dividends declared and paid	—	—	—	(280,215)	—	(280,215)
Balance, June 29, 2013	287,620	$288	$—	$2,523,457	$(15,747)	$2,507,998
Net income	—	—	—	354,810	—	354,810
Other comprehensive income (loss), net	—	—	—	—	(1,426)	(1,426)
Repurchase of common stock	(10,424)	(10)	(145,006)	(160,298)	—	(305,314)
Net issuance of restricted stock units	1,992	2	(31,386)	—	—	(31,384)
Stock options exercised	3,569	3	69,636	—	—	69,639
Stock based compensation	—	—	85,324	—	—	85,324
Tax shortfall on settlement of equity instruments	—	—	(68)	—	—	(68)
Substitution of stock-based compensation awards in connection with acquisition	—	—	1,698	—	—	1,698
Common stock issued under Employee Stock Purchase Plan	1,684	2	42,807	—	—	42,809
Dividends declared and paid	—	—	—	(294,175)	—	(294,175)
Balance, June 28, 2014	284,441	$285	$23,005	$2,423,794	$(17,173)	$2,429,911

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$354,810	$454,912	$386,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	85,452	83,808	89,867
Depreciation and amortization	244,593	207,136	211,096
Deferred taxes	(32,159)	25,372	30,759
In process research and development written-off	2,580	2,800	1,600
Loss (gain) from sale of property, plant and equipment	2,187	(1,156)	(7,648)
Loss (gain) from sale of investments in privately-held companies	—	—	(1,811)
Tax benefit (shortfall) on settlement of equity instruments	(68)	8,197	3,112
Excess tax benefit from stock-based compensation	(14,192)	(18,923)	(17,482)
Impairment of long-lived assets	11,644	24,929	30,645
Impairment of investments in privately-held companies	10,260	700	—
Loss (gain) on sale of discontinued operations	—	(3,285)	(45,372)
Changes in assets and liabilities:
Accounts receivable	13,340	32,023	(19,262)
Inventories	20,672	(35,245)	(432)
Other current assets	45,557	(21,233)	(16,757)
Accounts payable	(11,255)	(32,510)	25,515
Income taxes payable	54,492	70,156	134,967
Deferred revenue on shipments to distributors	(823)	277	(10,601)
All other accrued liabilities	(10,983)	19,977	(38,201)
Net cash provided by (used in) operating activities	776,107	817,935	756,722

Cash flows from investing activities:
Purchases of property, plant and equipment	(132,523)	(216,672)	(264,348)
Proceeds from sale of property, plant, and equipment	5,293	19,196	16,883
Proceeds from sale of property, plant and equipment through note receivable	—	10,786	—
Payments in connection with business acquisitions, net of cash acquired	(459,256)	(2,767)	(168,544)
Proceeds from sale of discontinued operations	—	—	56,607
Purchases of available-for-sale securities	(49,953)	—	(25,108)
Purchases of privately-held companies securities	—	(500)	(3,480)
Proceeds from sale of investments in privately-held companies	—	585	3,225
Proceeds from maturity of available-for-sale securities	27,000	50,000	—
Net cash provided by (used in) investing activities	(609,439)	(139,372)	(384,765)

Cash flows from financing activities
Excess tax benefit from stock-based compensation	14,192	18,923	17,482
Contingent consideration paid	(4,705)	(13,781)	—
Repayment of notes payable	(4,708)	(303,500)	(20,806)
Issuance of debt	497,895	494,395	—
Debt issuance cost	(3,431)	(3,921)	—
Net issuance of restricted stock units	(31,384)	(29,042)	(29,649)
Proceeds from stock options exercised	69,639	71,342	49,906
Issuance of common stock under employee stock purchase program	42,809	36,297	33,772
Repurchase of common stock	(305,314)	(375,135)	(246,412)
Dividends paid	(294,175)	(280,215)	(257,731)
Net cash provided by (used in) financing activities	(19,182)	(384,637)	(453,438)

Net increase (decrease) in cash and cash equivalents	147,486	293,926	(81,481)
Cash and cash equivalents:
Beginning of year	1,174,986	881,060	962,541
End of year	$1,322,472	$1,174,986	$881,060

Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the year for income taxes	$(6,455)	$19,080	$39,827
Cash paid for interest	22,861	10,624	10,890

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$14,474	$16,825	$26,079

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim Integrated”, the “Company,” “we,” “us” or “our”), incorporated in Delaware, designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The Company also provides a range of high-frequency process technologies and capabilities for use in custom designs. The analog market is fragmented and characterized by diverse applications and a great number of product variations with varying product life cycles. Maxim Integrated is a global company with manufacturing facilities in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. Integrated circuit assembly is performed by foreign assembly subcontractors, located in countries throughout Asia, where wafers are separated into individual integrated circuits and assembled into a variety of packages. The major end-markets the Company's products are sold in are the automotive, communications and data center, computing, consumer and industrial markets.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal year 2014 and 2013 were 52-week fiscal years (ended on June 28, 2014 and June 29, 2013) and fiscal year 2012 was a 53-week fiscal year (ended on June 30, 2012).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, valuation allowance for deferred tax assets, reserves relating to uncertain tax positions, allowances for doubtful accounts, customer returns and allowances, inventory valuation, reserves relating to litigation matters, assumptions about the fair value of reporting units, accrued liabilities and reserves, assumptions related to the calculation of stock-based compensation and the value of intangibles acquired and goodwill associated with business combinations. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condition for control of entities is the ownership of a majority voting interest and ability to otherwise exercise control over the entity.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of demand accounts and money market funds. Short-term investments consist primarily of U.S. treasury debt securities with original maturities beyond three months at the date of purchase.

The Company's short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes and other observable inputs. Unrealized gains and losses, net of tax, on securities in this category are reported as equity in the Consolidated Statement of Comprehensive Income. Realized gains and losses on sales of investment securities are determined based on the specific identification method and are included in Interest and other income (expense), net in the Consolidated Statements of Income.

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

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts to hedge exposures associated with its expenditures denominated in Philippine Pesos and Thai Baht. The Company enters into contracts for its accounts receivable and backlog denominated in Japanese Yen, British Pound and Euro. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract.

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S. dollar denominated cash flows. These contracts are designated as cash flow hedges and recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than six months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reported within the Consolidated Statements of Comprehensive Income. These amounts have been reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments that are not designated as hedging instruments, gains and losses are recognized immediately in “Interest income (expense) and other, net” in the Consolidated Statements of Income.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See Note 5: “Financial Instruments” of these Notes to Consolidated Financial Statements for a further discussion on fair value of financial instruments.

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

The Company evaluates the recoverability of property, plant and equipment in accordance with Accounting Standards Codification (“ASC”) No. 360, Accounting for the Property, Plant, and Equipment. (“ASC 360”). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets classified as held for sale are reported at the lower of carrying amount or fair market value, less expected selling costs.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Goodwill

The Company accounts for intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other, (“ASC 350”). The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

Intangible asset reviews are performed when indicators exist that could indicate the carrying value may not be recoverable based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. During fiscal years 2014, 2013 and 2012, we recorded impairment of intangible assets of $2.6 million, $2.8 million and $1.6 million, respectively, related to write-offs of acquired In-process research and development (“IPR&D”).

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with ASC 350, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the first quarter of each fiscal year or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. In performing the goodwill impairment for the fiscal year 2014, the fair value was in excess of the carrying value. As a result, no impairment charges were recorded associated with our goodwill during fiscal years 2014, 2013 and 2012.

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product claims. In limited circumstances and for strategic customers in certain unique industries and applications, our product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and/or damages results from the defective product.

Accruals are based on specifically identified claims and on the estimated, undiscounted cost of incurred-but-not-reported claims. If there is a material increase in the rate of customer claims compared with our historical experience or if the Company's estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. The short-term and long-term portions of the product warranty liability are included within the balance sheet captions Accrued expenses and Other liabilities, respectively, in the accompanying Consolidated Balance Sheets. For more details please refer to Note 13: “Commitments and Contingencies” of these Notes to the Consolidated Financial Statements.

Retirement Benefits

The Company provides medical benefits to certain former and current employees pursuant to certain retirement agreements. The Company also provides retirement benefits to Philippines employees and to certain other employees in other countries. These benefits to individuals are accounted for pursuant to a documented plan under ASC No. 715, Compensation- Retirement Benefits (“ASC 715”). Unrecognized actuarial gains and losses and prior service cost are amortized on straight-line basis over the remaining estimated service period of participants. The measurement date for the plan is fiscal year end.

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in ASC 740-10, Income Taxes (“ASC 740-10”). The Company records the amount of taxes payable or refundable for the current and prior years and deferred tax assets

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement framework for the financial statement reporting and disclosure of an income tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the Consolidated Statements of Income.

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

Accounts receivable from direct customers and distributors (excluding those distributors discussed in the immediately preceding paragraph) are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment, at which point the Company has a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes title to such inventory from its consigned location, at which point inventory is relieved, title transfers, and the Company has a legally enforceable right to collection under the terms of our agreement with the related customers.

The Company estimates potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by the Company may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 28, 2014 and June 29, 2013, the Company had $16.2 million and $12.4 million reserved for returns and allowances against accounts receivable, respectively. During fiscal years 2014, 2013 and 2012, the Company recorded $75.3 million, $65.7 million and $61.0 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $71.6 million, $64.6 million and $65.6 million actual returns and allowances given during fiscal years 2014, 2013 and 2012, respectively.

A member of our board of directors, is also a member of the board of directors of Flextronics International Ltd. During the fiscal years ended June 28, 2014, June 29, 2013, and June 30, 2012, the Company sold approximately $68.1 million, $57.7 million, and $72.3 million, respectively, in products to Flextronics International Ltd., a contract manufacturer, in the ordinary course of its business.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses the Black-Scholes valuation model to measure the fair value of its stock options utilizing various inputs with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.The assumptions the Company uses in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes, stock-based compensation for future awards may differ materially compared to the awards granted previously.

Restructuring

Post-employment benefits accrued for workforce reductions related to restructuring activities in the United States are accounted for under ASC No. 712, Compensation-Nonretirement Postemployment Benefits (“ASC 712”). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. In accordance with ASC No. 420, Exit or Disposal Cost Obligations, generally costs associated with restructuring activities initiated outside the United States have been recognized when they are incurred.

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

Foreign Currency Translation and Remeasurement

The U.S. dollar is the functional currency for the Company's foreign operations. Using the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of Consolidated Income are remeasured at the average exchange rates during the year. Foreign exchange gains and losses as recorded in the Consolidated Statements of Income for all periods presented were not material.

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method. See Note 7: “Earnings Per Share” of these Notes to Consolidated Financial Statements.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company derived approximately 36% of its fiscal year 2014 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. Our primary distributor is Avnet Electronics (“Avnet”). Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Avnet accounted for 17%, 14% and 13% of revenues in fiscal years 2014, 2013 and 2012, respectively, and 15% and 14% of accounts receivable in fiscal years 2014 and 2013, respectively. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 20%, 28% and 20% of net revenues in fiscal years 2014, 2013 and 2012, respectively, and 20% and 24% of accounts receivable as of June 28, 2014 and June 29, 2013, respectively. No other customer accounted for more than 10% of our revenues in the fiscal year ended 2014, 2013, and 2012, and no other customer accounted for more than 10% of our accounts receivable in fiscal years 2014 and 2013.

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

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In the first quarter of fiscal year 2014, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)- Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The adoption of this amended standard resulted in the presentation of the reclassification adjustments in the Notes to the Company's Condensed Consolidated Financial Statements. Refer to Note 14: “Comprehensive Income” of these Notes to Consolidated Financial Statements for the disclosure requirements provided.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 uses a five-step model to determine revenue recognition in contracts with customers. The Company is currently evaluating the potential impact of this standard on its financial statements. ASU 2014-09 is effective for the Company in our first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the Consolidated Balance Sheets. The Company will be required to adopt ASU 2013-11 on a prospective basis in the first quarter of fiscal year 2015; however, early adoption is permitted, as is a retrospective application. The Company is currently evaluating the impact of this new standard on its Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivables, net consist of:

	June 28, 2014	June 29, 2013
Accounts Receivable:	(in thousands)
Accounts receivable	$313,578	$299,083
Returns and allowances	(17,750)	(13,645)
	$295,828	$285,438

Inventories consist of:

	June 28, 2014	June 29, 2013
Inventories:	(in thousands)
Raw materials	$14,774	$14,055
Work-in-process	188,198	184,511
Finished goods	86,320	77,074
	$289,292	$275,640

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment, net, consist of:

	June 28, 2014	June 29, 2013
Property, plant and equipment:	(in thousands)
Land	$62,093	$62,093
Buildings and building improvements	378,477	364,037
Machinery and equipment	2,134,813	2,099,301
	2,575,383	2,525,431
Less: accumulated depreciation and amortization	(1,243,864)	(1,152,307)
	$1,331,519	$1,373,124

The Company recorded $160.7 million, $156.2 million and $155.4 million of depreciation expense in fiscal years 2014, 2013 and 2012, respectively.

Accrued salary and related expenses consist of:

	June 28, 2014	June 29, 2013
Accrued salary and related expenses:	(in thousands)
Accrued bonus	$88,192	$100,534
Accrued vacation	43,528	40,286
Accrued salaries	18,242	8,184
Other	36,770	38,966
	$186,732	$187,970

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

The Company's Level 2 assets and liabilities consist of U.S. treasury bills, government agency securities, foreign currency forward contracts, and certificates of deposit that are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, the Company has classified these investments as Level 2 in the fair value hierarchy.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 liabilities consist of contingent consideration liability related to certain prior years' acquisitions. For details on inputs used in measuring fair value, please refer to Note 9: “Acquisitions” of these Notes to Consolidated Financial Statements.

Assets and liabilities measured at fair value on a recurring basis were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of June 28, 2014				As of June 29, 2013
	Fair Value				Fair Value
	Measurements Using			Total Balance	Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$971,868	$—	$—	$971,868	$402,513	$—	$—	$402,513
Certificates of deposit (1)	—	—	—	—	—	77	—	77
Government agency securities (2)	—	—	—	—	—	25,060	—	25,060
U.S. treasury bills (2)	—	49,953	—	49,953	—	—	—	—
Foreign currency forward contracts (3)	—	316	—	316	—	187	—	187
Total Assets	$971,868	$50,269	$—	$1,022,137	$402,513	$25,324	$—	$427,837

Liabilities
Foreign currency forward contracts (4)	$—	$438	$—	$438	$—	$1,419	$—	$1,419
Contingent Consideration (4)	—	—	3,215	3,215	—	—	8,577	8,577
Total Liabilities	$—	$438	$3,215	$3,653	$—	$1,419	$8,577	$9,996

(1) Included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 28, 2014 and June 29, 2013:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	June 28, 2014	June 29, 2013
Contingent Consideration	(in thousands)
Beginning balance	$8,577	$17,737
Total gains or losses (realized and unrealized):
Included in earnings	1,739	4,621
Payments	(7,101)	(13,781)
Ending balance	$3,215	$8,577

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$1,739	$4,621

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

During the years ended June 28, 2014 and June 29, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 28, 2014 and June 29, 2013.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	June 28, 2014				June 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$—	$—	$—	$—	$25,024	$36	$—	$25,060
U.S. treasury bills	49,853	100	—	49,953	—	—	—	—
Total available-for-sale investments	$49,853	$100	$—	$49,953	$25,024	$36	$—	$25,060

In the years ended June 28, 2014 and June 29, 2013, the Company did not recognize any impairment charges on short-term investments.
As of June 28, 2014, the U.S. treasury bills outstanding mature on May 15, 2016 and June 15, 2016.

Derivative instruments and hedging activities

The Company generates revenues in various global markets based on orders obtained in non-U.S. currencies, primarily the Japanese Yen, the Euro and the British Pound. The Company incurs expenditures denominated in non-U.S. currencies, including the Philippine Peso and Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to ASC 815 Derivatives and Hedging. As of June 28, 2014 and June 29, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other international currencies were $60.6 million and $53.8 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $0.8 million and $3.2 million, respectively.

Derivatives not designated as hedging instruments

As of June 28, 2014 and June 29, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S.
Dollars in exchange for other international currencies were $31.4 million and $15.0 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $48.9 million and $36.5 million, respectively. The fair values of our outstanding foreign currency forward contracts and amounts included in the Consolidated Statements of Income were not material for the years ended June 28, 2014 and June 29, 2013.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt
The following table summarizes the Company's long-term debt:

	June 28, 2014	June 29, 2013
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$—
3.375% fixed rate notes due March 2023	500,000	500,000
Notes denominated in Euro
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 30, 2014	372	784
Term fixed rate notes (2.0%-2.5%) due up to September 2015	1,026	4,804
Total	1,001,398	505,588
Less: Current portion	(372)	(2,015)
Total long-term debt	$1,001,026	$503,573

On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 2.5% coupon senior unsecured and unsubordinated notes due in November 2018 (“2018 Notes”), with an effective interest rate of 2.6%. Interest on the 2018 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of this offering were approximately $494.5 million, after issuing at a discount and deducting paid expenses, and are included in the financing activities in the Consolidated Statements of Cash Flows.

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.375% senior unsecured and unsubordinated notes due in March 2023 (“2023 Notes”), with an effective interest rate of 3.5%. Interest on the 2023 Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of this offering were approximately $490.0 million, after issuing at a discount and deducting paid expenses, and are included in the financing activities in the Consolidated Statement of Cash Flows.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net over the life of the notes. Interest expense associated with the notes was $24.7 million and $15.1 million during the years ended June 28, 2014 and June 29, 2013, respectively. The interest expense is recorded in Interest and other income (expense), net in the Consolidated Statements of Income.

The estimated fair value of the Company's debt was approximately $992 million as of June 28, 2014. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $27.0 million, $16.4 million, and $13.1 million during the years ended June 28, 2014, June 29, 2013, and June 29, 2013, respectively.

Credit Facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 28, 2014, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Impairment of investments in privately-held companies included in the consolidated statement of cash flows included an impairment of note receivable of $4.1 million and impairment of investments in preferred stock of $6.2 million.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: STOCK-BASED COMPENSATION

At June 28, 2014, the Company had one stock option plan and one employee stock purchase plan, including the Company's 1996 Stock Incentive Plan (the “1996 Plan”), and the 2008 Employee Stock Purchase Plan (the “2008 ESPP”).

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Consolidated Statements of Income for fiscal years 2014, 2013 and 2012:

	For the Year Ended
	June 28, 2014
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,650	$8,466	$2,132	$12,248
Research and development	8,676	31,548	5,452	45,676
Selling, general and administrative	5,486	19,734	2,308	27,528
Pre-tax stock-based compensation expense	$15,812	$59,748	$9,892	$85,452
Less: income tax effect				15,245
Net stock-based compensation expense				$70,207

	For the Year Ended
	June 29, 2013
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,532	$8,862	$2,210	$12,604
Research and development	7,230	31,475	5,441	44,146
Selling, general and administrative	5,331	19,523	2,204	27,058
Pre-tax stock-based compensation expense	$14,093	$59,860	$9,855	$83,808
Less: income tax effect				14,745
Net stock-based compensation expense				$69,063

	For the Year Ended
	June 30, 2012
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$2,014	$9,387	$1,738	$13,139
Research and development	7,844	35,699	5,525	49,068
Selling, general and administrative	6,436	19,493	1,731	27,660
Pre-tax stock-based compensation expense	$16,294	$64,579	$8,994	$89,867
Less: income tax effect				20,215
Net stock-based compensation expense				$69,652

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

The fair value of options granted to employees in fiscal years 2014, 2013 and 2012 has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options For the Year Ended (1)
	June 28, 2014	June 29, 2013	June 30, 2012
Expected holding period (in years)	5.3	5.3	5.1
Risk-free interest rate	1.4%	0.7%	1.2%
Expected stock price volatility	34.6%	37.7%	36.9%
Dividend yield	3.2%	3.3%	3.2%

(1) Table excludes impact from assumptions used in valuing the Volterra substitute options granted on October 1, 2013 based on an expected holding period of 3.8 years, risk-free interest rate of 1.0%, expected stock price volatility of 27.5% and dividend yield of 3.4%.

The weighted-average fair value of stock options granted was $7.36, $6.69 and $5.91 per share for fiscal years 2014, 2013 and 2012, respectively.

At June 28, 2014, the Company had 23.0 million shares of its common stock available for issuance to employees and other option recipients under its 1996 Stock Incentive Plan.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of June 28, 2014 and their activity during fiscal years 2014, 2013 and 2012:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options		Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance at June 25, 2011	28,332,486	$25.62
Options Granted	3,353,017	23.14
Options Exercised	(2,843,444)	16.55
Options Cancelled	(4,607,065)	31.62

Balance at June 30, 2012	24,234,994	25.20
Options Granted	2,788,088	27.47
Options Exercised	(3,919,847)	18.17
Options Cancelled	(3,021,896)	31.10

Balance at June 29, 2013	20,081,339	26.00

Options Granted	2,965,544	28.44
Volterra substitute options granted	673,185	22.26
Options Exercised	(3,568,775)	18.60
Options Cancelled	(3,987,649)	34.86

Balance at June 28, 2014	16,163,644	25.74	3.7	$156,104,454

Exercisable at June 28, 2014	7,223,798	$26.39	1.9	$71,554,178

Vested and expected to vest, June 28, 2014	15,252,343	$25.67	3.6	$148,801,725

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 27, 2014, the last business day preceding the fiscal year end, multiplied by the number of option outstanding, exercisable or vested and expected to vest as of June 28, 2014.

The following table summarizes information about stock options that were outstanding and exercisable at June 28, 2014:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 28, 2014	Weighted Average Remaining Contractual Term (In years)	Weighted Average Exercise Price	Number Exercisable at June 28, 2014	Weighted Average Exercise Price
$12.00 - $20.00	4,607,191	2.7	$16.32	3,413,183	$16.06
$20.01 - $30.00	8,410,759	5.1	$26.24	858,901	$25.47
$30.01 - $40.00	1,972,293	1.9	$36.37	1,778,313	$36.85
$40.01 - $51.00	1,173,401	0.5	$41.25	1,173,401	$41.25
	16,163,644			7,223,798

During fiscal year 2014, the Company granted approximately 3.6 million stock options from its 1996 Plan with an estimated total grant date fair value of $26.8 million. The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 were $47.2 million, $44.7 million and $30.7 million, respectively. The grant date fair value of options vested during fiscal years 2014, 2013 and 2012 were $16.0 million, $11.2 million and $14.7 million, respectively. As of June 28, 2014, there was $36.4 million of total unrecognized compensation costs related to 8.9 million unvested stock options expected to be recognized over a weighted average period of approximately 2.6 years.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The weighted-average fair value of RSUs granted was $26.60, $25.30 and $20.80 per share for fiscal years 2014, 2013 and 2012, respectively.

The following table summarizes outstanding and expected to vest RSUs as of June 28, 2014 and their activity during fiscal years 2014, 2013 and 2012:

	Number of Shares	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2011	10,000,738
Restricted stock units granted	3,645,864
Restricted stock units released	(3,433,989)
Restricted stock units cancelled	(1,289,159)

Balance at June 30, 2012	8,923,454
Restricted stock units granted	3,074,466
Restricted stock units released	(3,097,369)
Restricted stock units cancelled	(935,019)

Balance at June 29, 2013	7,965,532

Restricted stock units granted	3,233,300
Volterra substitute restricted stock units granted	418,955
Restricted stock units released	(2,904,787)
Restricted stock units cancelled	(1,017,869)

Balance at June 28, 2014	7,695,131	2.6	$276,548,336

Expected to vest at June 28, 2014	7,034,280	2.6	$243,667,458

(1) Aggregate intrinsic value for RSUs represents the closing price per share of the Company's common stock on June 27, 2014, the last business day preceding the fiscal year end, multiplied by the number of RSUs outstanding, or expected to vest as of June 28, 2014.

The Company withheld shares totaling $31.4 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the year ended June 28, 2014. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

As of June 28, 2014, there was $133.7 million of unrecognized compensation cost related to 7.7 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Employee Stock Purchase Plan

The fair value of rights to acquire common stock under the Company’s 2008 ESPP is estimated on the date of grant using the Black-Scholes option valuation model.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 1.7 million shares of its common stock for total consideration of $42.8 million related to the ESPP plan during the fiscal year ended June 28, 2014. As of June 28, 2014, the Company had 5.1 million shares of its common stock reserved and available for future issuance under the 2008 ESPP.

The fair value of ESPP granted to employees in fiscal years 2014, 2013 and 2012 has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	ESPP For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Expected holding period (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%
Expected stock price volatility	20.7%	24.0%	25.0%
Dividend yield	3.4%	3.1%	3.2%

As of June 28, 2014, there was $5.6 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Income from continuing operations	$354,810	$452,309	$354,918
Income from discontinued operations, net of tax	—	2,603	31,809
Net income	$354,810	$454,912	$386,727

Denominator for basic earnings per share	283,344	291,835	292,810
Effect of dilutive securities:
Stock options, ESPP and RSUs	5,764	6,761	7,192

Denominator for diluted earnings per share	289,108	298,596	300,002

Earnings per share: Basic
From continuing operations	$1.25	$1.55	$1.21
From discontinued operations	—	0.01	0.11
Basic	$1.25	$1.56	$1.32

Earnings per share: Diluted
From continuing operations	$1.23	$1.51	$1.18
From discontinued operations	—	0.01	0.11
Diluted	$1.23	$1.52	$1.29

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 9.4 million, 10.3 million, and 13.8 million stock options were excluded from the calculation of diluted earnings per share for the fiscal years ended 2014, 2013 and 2012, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Activity and goodwill balances for the years ended June 28, 2014 and June 29, 2013 were as follows:

Goodwill
(in thousands)
Balance at June 30, 2012	$423,073
Divestiture	(79)
Adjustments	(990)
Balance at June 29, 2013	422,004
Acquisitions	175,443
Adjustments	(810)
Balance at June 28, 2014	$596,637

Intangible Assets

The useful lives of amortizing intangible assets are as follows:

Asset	Life
Intellectual property	3 months-10 years
Customer relationships	5-10 years
Trade name	3-4 years
Backlog	4 months
Patents	5 years

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following:

	June 28, 2014			June 29, 2013
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$435,962	$201,581	$234,381	$230,562	$136,870	$93,692
Customer relationships	120,230	69,064	51,166	95,230	54,308	40,922
Backlog	1,000	1,000	—	6,400	6,400	—
Trade name	8,500	3,269	5,231	2,100	1,950	150
Patent	2,500	386	2,114	—	—	—
Total amortizable purchased intangible assets	568,192	275,300	292,892	334,292	199,528	134,764
IPR&D	68,102	—	68,102	22,382	—	22,382
Total purchased intangible assets	$636,294	$275,300	$360,994	$356,674	$199,528	$157,146

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Cost of goods sold	$64,483	$33,994	$36,693
Intangible asset amortization	17,690	15,525	16,737
Total intangible asset amortization expenses	$82,173	$49,519	$53,430

The following table represents the estimated future amortization expense of intangible assets as of June 28, 2014:

Fiscal Year	Amount
(in thousands)
2015	$90,443
2016	74,454
2017	61,782
2018	41,927
2019	13,277
Thereafter	11,009

Total intangible assets	$292,892

NOTE 9: ACQUISITIONS

Acquisitions completed in fiscal year 2014
The Company completed two acquisitions during fiscal year 2014.

VOLTERRA

On October 1, 2013, the Company completed its acquisition of Volterra, formerly a publicly traded company that develops power management solutions. The primary reason for this acquisition was to expand the Company's available market across a wide range of end markets, including enterprise server, cloud computing, communications and energy. The results of operations of Volterra

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are included in the Company’s Consolidated Statements of Income, beginning in the second quarter of fiscal year 2014. Acquisition-related costs for the twelve months ended June 28, 2014 were $7.0 million. The Company is in the process of integrating the Volterra acquisition with the existing Communications and Automotive Solutions Group.

The total purchase price for Volterra was approximately $615 million and was comprised of:

(in thousands)
Cash consideration for 100% of outstanding common stock of Volterra at $23 per share	$593,250
Cash consideration for vested options settlement	21,756
Total preliminary purchase price	$615,006

Volterra Substitute Awards

In connection with the acquisition, the Company issued substitute awards to certain Volterra employees. Refer to Note 6: “Stock-Based Compensation” of these Notes to Consolidated Financial Statements for further discussion on stock compensation in relation to Volterra.

The preliminary purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates and analysis. These estimates were determined through established and generally accepted valuation techniques, including preliminary work performed by third-party valuation specialists, and are subject to change during the purchase price allocation period (up to one year from the acquisition date) as valuations are finalized.

Volterra
(in thousands)
Cash and cash equivalents and short-term investments	$163,500
Accounts receivable	23,453
Inventories	33,339
Other tangible assets	17,151
Accrued expenses	(35,343)
Income taxes payable	(23,241)
Other liabilities assumed	(20,149)
Net tangible assets	158,710
Amortizable intangible assets	226,900
IPR&D	56,200
Goodwill	174,894
Substitution of stock-based compensation awards	(1,698)
Total purchase price	$615,006

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Volterra acquisition
	Fair value ( in thousands)	Weighted average useful life (in years)
Intellectual property	$192,500	4.9
Customer relationships	24,600	9.6
Trade name	6,400	4.0
Backlog	900	0.4
Patents	2,500	4.8
Total amortizable intangible assets	$226,900

Pro forma results of operations for this acquisition have not been presented because it is not material to the Company's Consolidated Statements of Income.

Refer to Note 17: “Restructuring Activities” of these Notes to Consolidated Financial Statements for a discussion on Volterra Restructuring Plan.

OTHER ACQUISITION

The Company acquired another company during the fiscal year ended June 28, 2014, which develops low power high performance analog circuits. The total cash consideration in exchange for 100% of the outstanding shares, for this acquisition was approximately $6.1 million for which the purchase price was largely attributable to the acquired developed intellectual property. Goodwill associated with this acquisition was $0.5 million. Acquisition related costs were not material for this transaction.

Acquisitions completed in fiscal year 2013

None.

Acquisitions completed in fiscal year 2012

The purchase price allocation for acquisitions completed in fiscal year 2012 is set forth in the table below and reflects various fair value estimates and analysis, including work performed by third-party valuation specialists.

Pro forma results of operations for these acquisitions have not been presented because they are not material to Maxim Integrated's consolidated results of income, either individually or in the aggregate. Revenue and earnings per share for the acquired businesses since the date of acquisition through June 30, 2012 were not provided as they are not material. $58 million of the SensorDynamics goodwill is deductible for Austrian tax purposes over a 15 year period. The remainder of the goodwill is not deductible for tax purposes. Acquisition costs for fiscal year 2012 were not material.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Includes $11.4 million of contingent consideration relating to the other acquisitions discussed further below.

The following table presents details of the Company's intangible assets acquired through business combinations completed during fiscal year 2012 (in thousands, except years):

	Fiscal Year 2012 Acquisitions
	SensorDynamics		Other acquisitions
	Fair value ( in thousands)	Weighted average useful life (in years)	Fair value ( in thousands)	Weighted average useful life (in years)
Intellectual property	$16,400	7.0	$15,340	9.2
Customer relationships	4,100	7.0	2,500	3.0
Trade name	400	3.0	—	0.0
Total amortizable intangible assets	$20,900		$17,840

SENSORDYNAMICS

On July 18, 2011, the Company acquired SensorDynamics, a semiconductor company that develops proprietary sensor and microelectromechanical solutions. SensorDynamics is based in Lebring, near Graz, Austria. The purpose of the acquisition was to allow the Company to combine sensors with analog products. The total cash consideration associated with the acquisition was approximately $123.1 million.

OTHER ACQUISITIONS

The Company acquired three other companies during fiscal year 2012, the biggest of which is a company that develops low power high performance analog circuits. The total cash consideration associated with the acquisition was approximately $41.3 million. The Company also recorded $11.4 million, representing the fair value of contingent consideration that would be payable in the future should certain specified project milestones be met. The contingent consideration was calculated based on probabilities that were developed regarding the likelihood that the product development milestones would be met and when the contingent payments would occur. Based on these factors, a probability weighted earnout amount was calculated and discounted (at the cost of debt) to present value.

NOTE 10: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2014 impairments:

During the year ended June 28, 2014, the Company recorded $11.6 million in impairment of long-lived assets in the Company's Consolidated Statements of Income.

The impairment includes electronic design automation (“EDA”) software identified as excess primarily due to EDA assets replaced with assets that are more cost efficient. It also includes certain U.S. test operation assets identified as excess and no longer needed. These assets included primarily test manufacturing equipment which was recorded in Property, plant, and equipment, net in the Consolidated Balance Sheet. The Company also impaired fabrication tools and a building classified as held for sale. The fabrication tools were fully impaired while the building was impaired down to fair value less cost to sell. The fair value of the building was determined mainly after consideration of evidence such as broker estimates, building condition, and offers received.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11: DISCONTINUED OPERATIONS

Fiscal year 2013 divestiture

On December 31, 2012, the Company sold its video processing product line to GEO Semiconductor, Inc.

Fiscal year 2012 divestitures

In January 2012, the Company sold its clock synchronization business (the “Clocks Business”) for a total sale price of approximately $44.0 million. No further proceeds from the sale are expected. The Clock Business formed part of the Company's Comm Timing reporting unit.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All of the Company's operating segments share similar long-term financial performance as they have similar economic characteristics, including gross margins. The causes for variation among the Company's operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes the Company's operating segments based upon changes in customers, end-markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customers' ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)

United States	$320,282	$283,807	$287,174
China	997,706	996,108	1,040,833
Japan	151,840	132,397	149,770
Korea	144,838	235,879	201,819
Vietnam	185,293	234,989	133,779
Rest of Asia	266,349	196,559	222,857
Europe	324,867	294,998	302,373
Rest of World	62,488	66,722	64,924
	$2,453,663	$2,441,459	$2,403,529

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net long-lived assets by geographic region were as follows:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013
	(in thousands)

United States	$1,035,699	$1,058,579
Philippines	172,823	183,671
Rest of World	122,997	130,874
	$1,331,519	$1,373,124

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

Future annual minimum payments for all commitments are as follows:

	Payment due by period
	Total	Fiscal year 2015	Fiscal year 2016	Fiscal year 2017	Fiscal year 2018	Fiscal year 2019	Thereafter
Contractual Obligations	(in thousands)
Operating lease obligations (1)	$35,051	$10,593	$8,462	$7,361	$5,012	$1,528	$2,096
Software license	4,038	4,038	—	—	—	—	—
Long-term debt obligations (2)	1,001,398	372	1,026	—	—	500,000	500,000
Interest payments associated with long-term debt obligations (3)	201,842	29,397	29,381	29,375	29,375	21,736	62,578
Capital equipment and inventory related purchase obligations (4)	21,740	3,111	2,739	2,749	2,795	2,843	7,503

Total	$1,264,069	$47,511	$41,608	$39,485	$37,182	$526,107	$572,177

(1) The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2025.
(2) Long-term debt represents amounts primarily due for the Company's long-term notes.
(3) Interest payments associated with the Company's long-term notes.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rental expense amounted to approximately $10.8 million, $9.5 million, and $17.4 million in fiscal years 2014, 2013 and 2012, respectively.

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

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product claims. In limited circumstances and for strategic customers in certain unique industries and applications, our product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and/or damages results from the defective product. The Company’s results of operations for the year ended June 28, 2014 include a charge of $19.8 million primarily related to a product claim with a major customer. This charge includes product replacement and the cost to remove and install replacement product. Additionally, the Company assumed $15.4 million of warranty claims from Volterra in connection with the Company’s acquisition of Volterra on October 1, 2013.

Accruals are based on specifically identified claims and on the estimated, undiscounted cost of incurred-but-not-reported claims. If there is a material increase in the rate of customer claims compared with our historical experience or if the Company's estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. Product warranty liability is included within the balance sheet captions “Accrued expenses” and “Other liabilities” in the accompanying Consolidated Balance Sheets.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company's aggregate product warranty liabilities for the fiscal year ended June 28, 2014 were as follows:

June 28, 2014
(in thousands)
Product warranty liability at June 29, 2013	$3,075
Accruals assumed from acquisition	15,443
Accruals for warranties	19,818
Payments	(16,189)
Changes in estimate	(851)
Product warranty liability at June 28, 2014	$21,296

Current portion at June 28, 2014	12,696
Non-current portion June 28, 2014	$8,600

NOTE 14: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the year ended June 28, 2014 were as follows:

(in thousands)	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on post-retirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
June 29, 2013	$(7,401)	$(5,838)	$(1,527)	$(1,004)	$23	$(15,747)
Other comprehensive income (loss) before reclassifications	—	(7,244)	—	(237)	64	(7,417)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	1,435	391	1,425	—	3,251
Tax effects	1,648	1,274	—	(195)	13	2,740
Other comprehensive income (loss)	1,648	(4,535)	391	993	77	(1,426)
June 28, 2014	$(5,753)	$(10,373)	$(1,136)	$(11)	$100	$(17,173)

Amounts reclassified out of Unrealized loss on post-retirement benefits were included in Selling, general and administrative in the Consolidated Statements of Income. Amounts reclassified out of Unrealized loss on cash flow hedges were included in Net revenues, Cost of goods sold and Other operating expenses(income), net in the Consolidated Statements of Income.

NOTE 15: COMMON STOCK REPURCHASES

In July 2013, the Board of Directors authorized the Company to repurchase up to $1.0 billion of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were superseded by this authorization.

During fiscal years 2014, 2013 and 2012, the Company repurchased approximately 10.4 million, 12.8 million and 9.9 million shares of its common stock for $305.3 million, $375.1 million and $246.4 million, respectively. As of June 28, 2014, the Company had a remaining authorization of $761.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: INCOME TAXES

Pretax income from continuing operations is as follows:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Domestic pre-tax income	$87,630	$69,680	$184,414
Foreign pre-tax income	321,596	500,599	348,319
Total	$409,226	$570,279	$532,733

The provision for income taxes from continuing operations consisted of the following:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Federal
Current	$93,012	$84,996	$143,903
Deferred	(42,875)	13,207	16,767
State
Current	2,676	322	2,877
Deferred	(1,465)	3,574	3,523
Foreign
Current	6,692	17,228	14,757
Deferred	(3,624)	(1,357)	(4,012)
Total provision for income taxes	$54,416	$117,970	$177,815

In addition, the Company recorded income tax of $0.7 million and $13.6 million in the fiscal years ended June 29, 2013 and June 30, 2012, respectively, related to discontinued operations that was netted against income from discontinued operations.

As of June 28, 2014, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $478.6 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 28, 2014 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $147.0 million.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for continuing operations differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	0.1	0.6	1.1
General business credits	(0.9)	(2.0)	(0.5)
Effect of foreign operations	(19.1)	(16.5)	(3.9)
Stock-based compensation	3.9	2.7	2.3
Fixed assets federal tax basis adjustments	(8.4)	—	—
Interest accrual for unrecognized tax benefits	1.1	0.8	0.6
Other	1.6	0.1	(1.2)

Income tax rate	13.3%	20.7%	33.4%

The income tax rate benefit of 8.4% for fixed assets federal tax basis adjustments is a one-time benefit for fixed assets tax basis adjustments generated by prior year depreciation expense that did not provide a tax benefit in prior years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

	For the Year Ended
	June 28, 2014	June 29, 2013
	(in thousands)
Deferred tax assets:
Distributor related accruals and sales return and allowance accruals	$14,246	$12,847
Accrued compensation	42,300	44,540
Stock-based compensation	31,609	47,357
Net operating loss carryovers	48,318	41,183
Tax credit carryovers	51,458	45,854
Other reserves and accruals not currently deductible for tax purposes	22,019	16,390
Other	16,879	14,243

Total deferred tax assets	$226,829	$222,414

Deferred tax liabilities:
Fixed assets and intangible assets cost recovery, net	(214,393)	(258,717)
Other	(11,424)	(12,753)

Net deferred tax assets /(liabilities) before valuation allowance	1,012	(49,056)
Valuation allowance	(84,673)	(72,898)

Net deferred tax assets/(liabilities)	$(83,661)	$(121,954)

The valuation allowance as of June 28, 2014 and June 29, 2013 primarily relates to certain state and foreign net operating loss carryforwards and certain state tax credit carryforwards. The valuation allowance increased by $11.8 million in fiscal year 2014. The increase was primarily due to valuation allowances that were established for net operating loss and credit carryforwards generated during the fiscal year 2014 and for prior year net operating loss and credit carryforwards of companies acquired during

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fiscal year 2014. $37.3 million of the valuation allowance is attributable to the tax benefits of income tax deductions generated by the exercise of stock options that, when realized, will be recorded as a credit to additional paid-in-capital.

As of June 28, 2014, the Company has $29.0 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2021 and 2033, $87.6 million of state net operating loss carryforwards expiring at various dates through the fiscal year 2033, $125.9 million of foreign net operating losses with no expiration date, $12.7 million of state tax credit carryforwards expiring at various dates between fiscal years 2015 and 2029 and $80.0 million of state tax credit carryforwards with no expiration date.

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

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

	For the Year Ended
	June 28, 2014	June 29, 2013
	(in thousands)
Balance as of beginning of year	$302,904	$228,907
Tax positions related to current year:
Addition	58,035	61,359
Tax positions related to prior year:
Addition	300	12,638
Current year acquisitions	39,566	—
Reduction	(586)	—
Settlements	(496)	—
Lapses in statutes of limitations	(2,958)	—

Balance as of end of year	$396,765	$302,904

The total amount of gross unrecognized tax benefits as of June 28, 2014 that, if recognized, would affect the effective tax rate and additional paid in capital is $386.1 million and $10.7 million, respectively.

Consistent with prior years, the Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during fiscal years ended June 28, 2014, June 29, 2013, and June 30, 2012 was $6.6 million, $7.4 million and $7.3 million, respectively, and the total amount of interest and penalties accrued as of June 28, 2014, June 29, 2013, and June 30, 2012 was $27.9 million, $17.9 million, and $10.6 million, respectively.

The Company estimates it is reasonably possible that the liability for unrecognized tax benefits (income taxes payable), including accrued interest and penalties, could decrease within the next 12 months by $27 million due to expected settlements with various tax authorities, of which $25 million is due to the actual favorable settlement of a Singapore tax issue in the first quarter of fiscal year 2015.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). In fiscal year 2012 the IRS commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the fiscal tax years that remain subject to examination, as of June 28, 2014, for the Company's major tax jurisdictions are as follows:

United States - Federal	2009	-	Forward
United States - Various States	2009	-	Forward
Ireland	2010	-	Forward
Japan	2008	-	Forward
Philippines	2011	-	Forward
Singapore	2010	-	Forward
Thailand	2005	-	Forward
United Kingdom	2012	-	Forward

NOTE 17: RESTRUCTURING ACTIVITIES

Volterra Restructuring Plan

The Company's management approved and initiated plans to restructure the operations of Volterra, including acceleration of certain stock-based compensation awards ($2.5 million), costs to vacate duplicative facilities ($2.6 million), severance for transitional and exiting employees ($4.6 million), contract cancellation costs and other items ($1.3 million). The total cost of the plan was $11.0 million which was recorded in Severance and restructuring expenses in the Company's Consolidated Statements of Income based upon the anticipated timing of planned terminations and facility closure costs. Expected severance and retention costs for transitional employees are being accrued over the transitional period. Payments against this restructuring plan were largely paid out during the year ended June 28, 2014, and amounts accrued and future estimated costs to be incurred as of June 28, 2014 are immaterial.

Business Unit Reorganization

During the year ended June 28, 2014, the Company recorded $10.8 million in Severance and restructuring expenses in the Company's Consolidated Statements of Income, primarily related to employee severance costs, associated with the reorganization of certain business units. Multiple job classifications and locations were impacted as this was a company-wide action. The reorganization was driven by the desire to focus on specific investment areas and simplify business processes. Payments against this restructuring plan were largely paid out during the year ended June 28, 2014, and amounts accrued and future estimated costs to be incurred as of June 28, 2014 are immaterial.

NOTE 18: BENEFITS

Defined contribution plan:

U.S. employees are automatically enrolled in the Maxim Integrated 401(k) plan when they meet eligibility requirements, unless they decline participation. Under the terms of the plan Maxim Integrated matches 100% of the employee contributions for the first 3% of employee eligible compensation and an additional 50% match for the next 2% of employee eligible compensation, up to the IRS Annual Compensation Limits. Total defined contribution expense was $15.4 million, $14.1 million and $13.8 million in fiscal years 2014, 2013 and 2012, respectively.

Non-U.S. Pension Benefits

We provide defined-benefit pension plans in certain countries. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.

Maxim Integrated is enrolled in a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit type that provides retirement to employees equal to one month salary for every year of credited service. The benefits are paid in a lump sum amount upon retirement or separation from the Company. Total defined benefit liability was $9.6 million and $5.5 million in fiscal years 2014 and 2013, respectively. Total other comprehensive income benefit related to this retirement plan was $3.3 million for the year ended June 28, 2014.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post-Employment Benefits

During the fourth quarter of fiscal year 2012, the Company formalized a post-retirement benefits plan merging the former and current Maxim Integrated employees with the Dallas Semiconductor participants under one pool. The plan gained the proper approvals and, accordingly, the Company has accounted for both plans as of June 28, 2014 and June 29, 2013 under ASC 715.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Medical Expense & Funded Status Reconciliation

	June 29, 2013	Fiscal Year 2014 Expense	June 28, 2014	Estimated Fiscal Year 2015 Expense
	(in thousands, except percentages)
Accumulated Postretirement Benefit Obligation [APBO]:
Retirees and beneficiaries	$(18,162)		$(21,602)
Active participants	(2,128)		(2,626)

Funded status	$(20,290)		$(24,228)

Actuarial gain (loss)	$(2,369)		$(3,819)
Prior service cost	—		—

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$5,500		$8,863
Prior service cost	2,744		2,387
Total	$8,244		$11,250

Net Periodic Postretirement Benefit Cost/(Income):
Interest cost		858		1,002
Amortization:
Prior service cost		356		356
Net actuarial loss (1)		457		961
Total net periodic postretirement benefit cost		$1,671		$2,319

Employer contributions		$738		$749

Economic Assumptions:
Discount rate	4.3%		4.2%
Medical trend	8.5% -5%		8.0% -5%

(1) Unrecognized losses are amortized over average remaining service period of active participants of 6.7 years at June 28, 2014.

The following benefit payments are expected to be paid:

Non-Pension Benefits
(in thousands)
2015	$749
2016	809
2017	858
2018	907
2019	961
Thereafter	19,944
$24,228

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dallas Semiconductor Split-Dollar Life Insurance

As a result of the Company's acquisition of Dallas Semiconductor in 2001, the Company assumed responsibility associated with a split-dollar life insurance policy held by a former Dallas Semiconductor officer. The policy is owned by the individual with the Company retaining a limited collateral assignment.

The Company had $4.2 million and $3.2 million included in Other Assets as of June 28, 2014 and June 29, 2013, respectively, associated with the limited collateral assignment to the policy. The Company had a $5.7 million and $4.8 million obligation included in Other Liabilities as of June 28, 2014 and June 29, 2013, respectively, related to the anticipated continued funding associated with the policy.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2014	6/28/2014	3/29/2014	12/28/2013	9/28/2013
	(in thousands, except percentages and per share data)
Net revenues	$642,467	$605,681	$620,274	$585,241
Cost of goods sold	273,507	265,744	291,602	238,045

Gross margin	$368,960	$339,937	$328,672	$347,196
Gross margin %	57.4%	56.1%	53.0%	59.3%

Operating income	$116,550	$106,738	$70,394	$128,609
% of net revenues	18.1%	17.6%	11.3%	22.0%

Net income	$84,793	$122,544	$44,353	$103,120

Earnings per share:
Basic	$0.30	$0.43	$0.16	$0.36

Diluted	$0.29	$0.42	$0.15	$0.36

Shares used in the calculation of earnings per share:
Basic	283,431	282,627	282,664	284,654

Diluted	289,487	288,575	288,565	290,260

Dividends declared and paid per share	$0.26	$0.26	$0.26	$0.26

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2013	6/29/2013	3/30/2013	12/29/2012	9/29/2012
	(in thousands, except percentages and per share data)
Net revenues	$608,194	$604,884	$605,306	$623,075
Cost of goods sold	236,795	228,782	241,931	237,384

Gross margin	$371,399	$376,102	$363,375	$385,691
Gross margin %	61.1%	62.2%	60.0%	61.9%

Operating income	$151,090	$154,278	$117,548	$165,403
% of net revenues	24.8%	25.5%	19.4%	26.5%

Income from continuing operations	$119,014	$128,785	$76,622	$127,888
Income from discontinued operations	—	2,603	—	—
Net income	$119,014	$131,388	$76,622	$127,888

Earnings per share: basic
From continuing operations	$0.41	$0.44	$0.26	$0.44
From discontinued operations	—	0.01	—	—
Basic	$0.41	$0.45	$0.26	$0.44

Earnings per share: diluted
From continuing operations	$0.40	$0.43	$0.26	$0.43
From discontinued operations	—	0.01	—	—
Diluted	$0.40	$0.44	$0.26	$0.43

Shares used in the calculation of earnings per share:
Basic	290,146	292,888	292,075	292,213

Diluted	296,756	300,082	298,759	298,782

Dividends declared and paid per share	$0.24	$0.24	$0.24	$0.24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Maxim Integrated Products, Inc.
San Jose, California
We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 28, 2014 and June 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries at June 28, 2014 and June 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 28, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
San Jose, California
August 15, 2014

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Doubtful accounts
Year ended June 28, 2014	$1,227	$693	$339	$1,581
Year ended June 29, 2013	$1,155	$126	$54	$1,227
Year ended June 30, 2012	$1,705	$(504)	$46	$1,155

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Returns and Allowances
Year ended June 28, 2014	$12,418	$75,346	$71,595	$16,169
Year ended June 29, 2013	$11,374	$65,651	$64,607	$12,418
Year ended June 30, 2012	$15,992	$60,989	$65,607	$11,374

(1) Uncollectible accounts written off.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2014	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Senior Vice President, Chief Financial Officer

August 15, 2014	MAXIM INTEGRATED PRODUCTS, INC.

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

Signature	Title	Date

/s/ Tunc Doluca	President, Director and Chief Executive Officer	August 15, 2014
Tunc Doluca	(Principal Executive Officer)

/s/ Bruce E. Kiddoo	Senior Vice President and Chief Financial Officer	August 15, 2014
Bruce E. Kiddoo	(Principal Financial Officer)

/s/ David A. Caron	Vice President and Chief Accounting Officer	August 15, 2014
David A. Caron	(Principal Accounting Officer)

/s/ James R. Bergman	Director	August 15, 2014
James R. Bergman

/s/ Joseph R. Bronson	Director	August 15, 2014
Joseph R. Bronson

/s/ Robert E. Grady	Director	August 15, 2014
Robert E. Grady

/s/ B. Kipling Hagopian	Director and Chairman of the Board	August 15, 2014
B. Kipling Hagopian

/s/ William D. Watkins	Director	August 15, 2014
William D. Watkins

/s/ A.R. Wazzan	Director	August 15, 2014
A.R. Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
Deloitte & Touche LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
160 Rio Robles
San Jose, California 95134
(408) 601-1000

Stock Listing

At August 8, 2014, there were 768 stockholders of record of the Company's common stock as reported by Computershare. Maxim Integrated common stock is traded on the Nasdaq Global Select Market under the symbol “MXIM”.

Exhibit
Number	Description

1.1	Underwriting Agreement, dated November 14, 2013, between Maxim Integrated Products, Inc. and Merrill Lynch.

3.1 (1)	Restated Certificate of Incorporation of the Company

3.2 (2)	Amendments to Restated Certificate of Incorporation of the Company

3.3 (3)	Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3

10.1 (4)	The Company's Forms of Indemnity Agreement(A)

10.3 (5)	The Company's 1996 Stock Incentive Plan, as amended and restated(A)

10.4 (6)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.5 (6)	Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.7 (7)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees

10.8 (7)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders

10.9 (8)	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993(A)

10.10 (8)	Employment Agreement between the Company and Pirooz Parvarandeh dated as of November 1, 1994(A)

10.11 (9)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007(A)

10.12 (3)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees

10.13 (3)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders

10.14 (10)	The Company's 2008 Employee Stock Purchase Plan, as amended(A)

10.16 (12)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.17 (13)	Agreement and Plan of Merger dated April 12, 2010, relating to the acquisition of Teridian Semiconductor Corp. by the Company

10.18 (14)	Change In Control Employee Severance Plan for U.S. Based Employees

10.19 (14)	Change In Control Employee Severance Plan for Non-U.S. Based Employees

10.20 (14)	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.

10.21 (15)
Credit Agreement, dated October 13, 2011, and amended on June 27, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto

10.22 (16)	Underwriting Agreement, dated March 11, 2013, between the Company and J.P. Morgan Securities LLC

10.23 (17)	Supplemental Indenture, dated as of March 18, 2013, between the Company and Wells Fargo Bank, National Association, as trustee

12.1	Statement of Ratio of Income to Fixed Charges PDF provided as a courtesy

14	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company PDF provided as a courtesy

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm PDF provided as a courtesy

24.1	Power of Attorney (see page 75)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as a courtesy

_________________

(A) Management contract or compensatory plan or arrangement.
_________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(2)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-19561 and to the Company's Annual Report on Form 10-K for the year ended June 25, 2005.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 24, 2009.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2009.
(8)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 24, 2006.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.
(10)	Incorporated by reference as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 26, 2009.
(11)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 2009.
(12)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 14, 2010.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 26, 2010.
(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 2011 and the Company's Current Report on Form 8-K filed on July 1, 2014.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 11, 2013.
(16)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 18, 2013.