Form 10-Q
period 2014-09-27
MAXIM INTEGRATED PRODUCTS INC
filed 2014-10-24
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
YES [ ] NO [x]

As of October 17, 2014 there were 282,920,517 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2014	June 28, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,243,883	$1,322,472
Short-term investments	75,094	49,953
Total cash, cash equivalents and short-term investments	1,318,977	1,372,425
Accounts receivable, net	281,932	295,828
Inventories	305,108	289,292
Deferred tax assets	54,379	74,597
Other current assets	67,383	54,560
Total current assets	2,027,779	2,086,702
Property, plant and equipment, net	1,303,861	1,331,519
Intangible assets, net	337,917	360,994
Goodwill	595,441	596,637
Other assets	40,127	29,766
TOTAL ASSETS	$4,305,125	$4,405,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,347	$102,076
Income taxes payable	20,122	20,065
Accrued salary and related expenses	126,624	186,732
Accrued expenses	65,216	64,028
Deferred revenue on shipments to distributors	26,821	25,734
Total current liabilities	335,130	398,635
Long-term debt	1,001,026	1,001,026
Income taxes payable	350,396	362,802
Deferred tax liabilities	145,597	159,879
Other liabilities	61,572	53,365
Total liabilities	1,893,721	1,975,707

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	284	23,290
Retained earnings	2,430,194	2,423,794
Accumulated other comprehensive loss	(19,074)	(17,173)
Total stockholders’ equity	2,411,404	2,429,911
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,305,125	$4,405,618

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
	(in thousands, except per share data)

Net revenues	$580,275	$585,241
Cost of goods sold	241,454	238,045
Gross margin	338,821	347,196
Operating expenses:
Research and development	140,362	129,902
Selling, general and administrative	79,989	77,430
Intangible asset amortization	4,327	3,436
Impairment of long-lived assets	10,226	—
Severance and restructuring expenses	1,385	5,547
Other operating expenses (income), net	1,574	2,272
Total operating expenses	237,863	218,587
Operating income	100,958	128,609
Interest and other income (expense), net	(6,477)	(3,463)
Income before provision for income taxes	94,481	125,146
Income tax provision (benefit)	(5,499)	22,026
Net income	$99,980	$103,120

Earnings per share:
Basic	$0.35	$0.36
Diluted	$0.35	$0.36

Shares used in the calculation of earnings per share:
Basic	284,086	284,654
Diluted	289,430	290,260

Dividends declared and paid per share	$0.28	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
	(in thousands)
Net income	$99,980	$103,120
Other comprehensive income, net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0 and $4, respectively	(25)	(8)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $470 and $(290), respectively	(1,575)	1,224
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(121) and $(75), respectively	239	284
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	(540)	138
Other comprehensive income (loss), net	(1,901)	1,638
Total comprehensive income	$98,079	$104,758

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$99,980	$103,120
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,420	18,740
Depreciation and amortization	63,693	51,133
Deferred taxes	6,207	25,529
Loss (gain) from sale of property, plant and equipment	244	36
Tax benefit (shortfall) related to stock-based compensation	1,610	(3,488)
Impairment of long-lived assets	10,226	—
Excess tax benefit from stock-based compensation	(2,249)	(1,697)
Changes in assets and liabilities:
Accounts receivable	13,896	(12,450)
Inventories	(15,650)	(2,301)
Other current assets	(24,974)	(18,546)
Accounts payable	4,455	(9,162)
Income taxes payable	(12,289)	11,393
Deferred revenue on shipments to distributors	1,087	622
All other accrued liabilities	(51,659)	(67,035)
Net cash provided by (used in) operating activities	116,997	95,894

Cash flows from investing activities:
Purchase of property, plant and equipment	(31,686)	(36,329)
Proceeds from sale of property, plant and equipment	212	3,048
Purchases of available-for-sale securities	(25,142)	—
Net cash provided by (used in) investing activities	(56,616)	(33,281)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	2,249	1,697
Repayment of notes payable	(437)	—
Issuance of debt	—	100
Net issuance of restricted stock units	(8,038)	(6,966)
Proceeds from stock options exercised	9,704	5,247
Repurchase of common stock	(62,685)	(154,386)
Dividends paid	(79,763)	(73,744)
Net cash provided by (used in) financing activities	(138,970)	(228,052)
Net increase (decrease) in cash and cash equivalents	(78,589)	(165,439)
Cash and cash equivalents:
Beginning of period	1,322,472	1,174,986
End of period	$1,243,883	$1,009,547
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$8,581	$433
Cash paid for interest	$8,452	$8,302
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$4,290	$21,725

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 27, 2014 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2014. The Condensed Consolidated Financial Statements included in this Quarterly Report include the financial results of Volterra Semiconductor Corporation (“Volterra”) prospectively from the date of acquisition. Refer to Note 13: “Acquisitions” of these Notes to Condensed Consolidated Interim Financial Statements for further discussion in relation to Volterra.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2014 and 2013 were 52-week fiscal years while fiscal year 2015 will be a 52-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) New Accounting Updates Recently Adopted

In the first quarter of fiscal year 2015, the Company adopted Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the Condensed Consolidated Balance Sheets. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Balance Sheets.

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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consists of:

	September 27, 2014	June 28, 2014
Accounts Receivable:	(in thousands)
Accounts receivable	$302,111	$313,578
Returns and allowances	(20,179)	(17,750)
	$281,932	$295,828

Inventories consist of:

	September 27, 2014	June 28, 2014
Inventories:	(in thousands)
Raw materials	$11,639	$14,774
Work-in-process	200,659	188,198
Finished goods	92,810	86,320
	$305,108	$289,292

Property, plant and equipment, net consists of:

	September 27, 2014	June 28, 2014
Property, plant and equipment:	(in thousands)
Land	$62,093	$62,093
Buildings and building improvements	384,468	378,477
Machinery and equipment	2,144,586	2,134,813
	2,591,147	2,575,383
Less: accumulated depreciation and amortization	(1,287,286)	(1,243,864)
	$1,303,861	$1,331,519

Accrued salary and related expenses consist of:

	September 27, 2014	June 28, 2014
Accrued salary and related expenses:	(in thousands)
Accrued bonus	$24,029	$88,192
Accrued vacation	43,130	43,528
Accrued salaries	11,665	18,242
Other	47,800	36,770
	$126,624	$186,732

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

The Company's Level 2 assets and liabilities consist of U.S. treasury bills and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, the Company has classified these investments as Level 2 in the fair value hierarchy.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s Level 3 consists of contingent consideration liability related to certain prior years’ acquisitions

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 27, 2014				As of June 28, 2014
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$891,158	$—	$—	$891,158	$971,868	$—	$—	$971,868
U.S. treasury bills (2)	—	75,094	—	75,094	—	49,953	—	49,953
Foreign currency forward contracts (3)	—	259	—	259	—	316	—	316
Total Assets	$891,158	$75,353	$—	$966,511	$971,868	$50,269	$—	$1,022,137

Liabilities
Foreign currency forward contracts (4)	$—	$2,366	$—	$2,366	$—	$438	$—	$438
Contingent Consideration (4)	—	—	1,000	1,000	—	—	3,215	3,215
Total Liabilities	$—	$2,366	$1,000	$3,366	$—	$438	$3,215	$3,653

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 27, 2014 and September 28, 2013:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	September 27, 2014	September 28, 2013
Contingent Consideration	(in thousands)
Beginning balance	$3,215	$8,577
Total gains or losses (realized and unrealized):
Included in earnings	384	208
Payments	(2,599)	—
Ending balance	$1,000	$8,785

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$384	$208

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

The fair value of this liability is estimated quarterly by management based on inputs received from the Company’s engineering and finance personnel. The determination of the milestone achievement is performed by the Company’s business units and reviewed by the accounting department. Potential valuation adjustments are made as the progress toward achieving milestones becomes determinable, with the impact of such adjustments being recorded to other operating expenses (income), net in our Condensed Consolidated Statements of Income.

During the three months ended September 27, 2014 and the year ended June 28, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 27, 2014 and June 28, 2014.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	September 27, 2014				June 28, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Government agency securities	$75,020	$86	$(12)	$75,094	$49,853	$100	$—	$49,953
Total available-for-sale investments	$75,020	$86	$(12)	$75,094	$49,853	$100	$—	$49,953

In the three months ended September 27, 2014 and the year ended June 28, 2014, the Company did not recognize any impairment charges on short-term investments.
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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”)
No. 815-Derivatives and Hedging (“ASC 815”). As of September 27, 2014 and June 28, 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other international currencies were $70.1 million and $60.6 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $1.5 million and $0.8 million, respectively.

Derivatives not designated as hedging instruments

As of September 27, 2014 and June 28, 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other international currencies were $35.7 million and $31.4 million, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other international currencies were $38.9 million and $48.9 million, respectively. The fair values of our outstanding foreign currency forward contracts and amounts included in the condensed consolidated statement of income were not material for three months ended September 27, 2014 and year ended June 28, 2014.

Long-term debt
The following table summarizes the Company’s long-term debt:

	September 27, 2014	June 28, 2014
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Notes denominated in Euro
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 30, 2014	—	372
Term fixed rate notes (2.0%) due on September 30, 2015	1,026	1,026
Total	1,001,026	1,001,398
Less: Current portion	—	(372)
Total long-term debt	$1,001,026	$1,001,026

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. Interest expense associated with the notes was $7.4 million and $4.3 million during the three months ended September 27, 2014 and September 28, 2013, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of the Company’s debt was approximately $999 million as of September 27, 2014. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

Credit Facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 27, 2014, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 27, 2014 and September 28, 2013:

	Three Months Ended
	September 27, 2014				September 28, 2013
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$339	$1,974	$524	$2,837	$349	$1,918	$475	$2,742
Research and development	2,147	8,832	1,343	12,322	1,836	6,440	1,322	9,598
Selling, general and administrative	1,429	5,224	608	7,261	1,264	4,527	609	6,400
Pre-tax stock-based compensation expense	$3,915	$16,030	$2,475	$22,420	$3,449	$12,885	$2,406	$18,740
Less: income tax effect				3,272				2,729
Net stock-based compensation expense				$19,148				$16,011

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

The fair value of options granted to employees has been estimated using the following weighted-average assumptions:

	Stock Options
	Three Months Ended
	September 27, 2014	September 28, 2013
Expected holding period (in years)	4.8	5.4
Risk-free interest rate	1.6%	1.4%
Expected stock price volatility	26.7%	35.0%
Dividend yield	3.1%	3.1%

The weighted-average fair value of stock options granted was $5.67 and $6.74 per share for the three months ended September 27, 2014 and September 28, 2013, respectively.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 27, 2014 and their activity for the three months ended September 27, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014	16,163,644	$25.74
Options Granted	55,576	32.76
Options Exercised	(524,614)	16.91
Options Cancelled	(391,851)	36.80
Balance at September 27, 2014	15,302,755	$25.78	3.5	$99,141,987
Exercisable, September 27, 2014	7,068,084	$25.79	1.8	$56,266,217
Vested and expected to vest, September 27, 2014	14,551,614	$25.70	3.4	$96,124,051

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on September 26, 2014, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 27, 2014.

As of September 27, 2014, there was $32.3 million of total unrecognized stock compensation cost related to 8.2 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.5 years.
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

The weighted-average fair value of RSUs granted was $25.48 and $24.75 per share for the three months ended September 27, 2014 and September 28, 2013, respectively.

The following table summarizes outstanding and expected to vest RSUs as of September 27, 2014 and their activity during the three months ended September 27, 2014:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014	7,695,131
Restricted stock units granted	2,462,214
Restricted stock units released	(675,621)
Restricted stock units cancelled	(216,225)
Balance at September 27, 2014	9,265,499	3.1	$308,410,676
Outstanding and expected to vest, September 27, 2014	8,602,824	3.0	$265,913,281

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s common stock on September 26, 2014, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of September 27, 2014.

The Company withheld shares totaling $8.0 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three months ended September 27, 2014. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 27, 2014, there was $187.8 million of unrecognized compensation expense related to 9.3 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.1 years.

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

As of September 27, 2014, there was $3.1 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$99,980	$103,120

Denominator for basic earnings per share	284,086	284,654
Effect of dilutive securities:
Stock options, ESPP and RSUs	5,344	5,606
Denominator for diluted earnings per share	289,430	290,260

Earnings per share: basic
Basic	$0.35	$0.36
Diluted	$0.35	$0.36
Approximately 5.9 million and 8.9 million stock options were excluded from the calculation of diluted earnings per share for the three months ended September 27, 2014 and September 28, 2013, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(in thousands)
United States	$74,595	$89,099
China	240,016	233,898
Rest of Asia	165,433	173,382
Europe	83,965	72,626
Rest of World	16,266	16,236
	$580,275	$585,241

Net long-lived assets by geographic region were as follows:

	September 27, 2014	June 28, 2014
	(in thousands)
United States	$973,939	$1,035,699
Philippines	178,352	172,823
Rest of World	151,570	122,997
	$1,303,861	$1,331,519

NOTE 9: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the three months ended September 27, 2014 were as follows:

(in thousands)	Unrealized gains and losses on intercompany receivables	Unrealized gains and losses on post-retirement benefits	Cumulative translation adjustment	Unrealized gains and losses on cash flow hedges	Unrealized gains and losses on available-for-sale securities	Total
June 28, 2014	$(5,753)	$(10,373)	$(1,136)	$(11)	$100	$(17,173)
Other comprehensive income (loss) before reclassifications	—	—	—	(1,874)	(25)	(1,899)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	360	—	(171)	—	189
Tax effects	(540)	(121)	—	470	—	(191)
Other comprehensive income (loss)	(540)	239	—	(1,575)	(25)	(1,901)
September 27, 2014	$(6,293)	$(10,134)	$(1,136)	$(1,586)	$75	$(19,074)

NOTE 10: INCOME TAXES

In the three months ended September 27, 2014 and September 28, 2013, the Company recorded an income tax provision (benefit) of $(5.5) million and $22.0 million, respectively. The Company’s effective tax rate for the three months ended September 27, 2014 and September 28, 2013 was (5.8)% and 17.6%, respectively.

The Company's federal statutory tax rate is 35%. The Company's effective tax rate for the three months ended September 27, 2014 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, and a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue, partially offset by stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rate for the three months ended September 28, 2013 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected.

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

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product warranty claims. In limited circumstances and for strategic customers in certain unique industries and applications, our product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and /or damages results from the defective product.

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

The changes in the Company's aggregate product warranty liabilities for the three months ended September 27, 2014 and September 28, 2013 were as follows:

	September 27, 2014	September 28, 2013
Product warranty liability	(in thousands)
Beginning balance	$21,296	$3,075
Accruals for warranties	57	498
Payments	(1,617)	(843)
Changes in estimate	81	(378)
Ending balance	$19,817	$2,352

Less: Current portion	11,217	2,352
Non-current portion	$8,600	$—

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

During the three months ended September 27, 2014, the Company repurchased approximately 2.0 million shares of its common stock for $62.7 million. As of September 27, 2014, the Company had remaining authorization of $699.2 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: ACQUISITIONS

Acquisitions completed in fiscal year 2015

None.

Acquisitions completed in fiscal year 2014

The Company completed two acquisitions during fiscal year 2014.

VOLTERRA SEMICONDUCTOR CORPORATION

On October 1, 2013, the Company completed its acquisition of Volterra Semiconductor Corporation ("Volterra"), formerly a publicly traded company that develops power management solutions. The primary reason for this acquisition was to expand the Company's available market across a wide range of end markets, including enterprise server, cloud computing, communications and energy. The results of operations of Volterra are included in the Company’s Condensed Consolidated Statements of Income, beginning in the second quarter of fiscal year 2014. Acquisition-related costs for the twelve months ended June 28, 2014 were $7.0 million.

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

The amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

	Volterra acquisition
	Fair value (in thousands)	Weighted average useful life (in years)
Intellectual property	$192,500	4.9
Customer relationships	24,600	9.6
Trade name	6,400	4.0
Backlog	900	0.4
Patents	2,500	4.8
Total amortizable intangible assets	$226,900

Pro forma results of operations for this acquisition have not been presented because it is not material to the Company's Condensed Consolidated Statements of Income.

OTHER ACQUISITION

The Company acquired another company during the fiscal year ended June 28, 2014, which develops low power high performance analog circuits. The total cash consideration paid to acquire this company was approximately $6.1 million for which the purchase price was largely attributable to the developed intellectual property. Goodwill associated with this acquisition was $0.5 million. Acquisition related costs were not material for this transaction.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual goodwill impairment analysis during the first quarter of fiscal year 2015 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

Activity and goodwill balances for the three months ended September 27, 2014 were as follows:

Goodwill
(in thousands)
Balance at June 28, 2014	$596,637
Adjustments	(1,196)
Balance at September 27, 2014	$595,441

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	3 months-10 years
Customer relationships	5-10 years
Trade name	3-4 years
Backlog	4 months
Patents	5 years

Intangible assets consisted of the following:

	September 27, 2014			June 28, 2014
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$435,962	$220,389	$215,573	$435,962	$201,581	$234,381
Customer relationships	120,230	72,786	47,444	120,230	69,064	51,166
Tradename	8,500	3,686	4,814	8,500	3,269	5,231
Backlog	—	—	—	1,000	1,000	—
Patent	2,500	516	1,984	2,500	386	2,114
Total amortizable purchased intangible assets	567,192	297,377	269,815	568,192	275,300	292,892
IPR&D	68,102	—	68,102	68,102	—	68,102
Total purchased intangible assets	$635,294	$297,377	$337,917	$636,294	$275,300	$360,994

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(in thousands)
Cost of goods sold	$18,750	$8,092
Intangible asset amortization	4,327	3,436
Total intangible asset amortization expenses	$23,077	$11,528

The following table represents the estimated future amortization expense of intangible assets as of September 27, 2014:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2015	$67,366
2016	74,454
2017	61,782
2018	41,927
2019	13,278
2020	3,358
Thereafter	7,650
Total intangible assets	$269,815

NOTE 15: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2015:

During the first quarter of fiscal year 2015, the Company recorded $10.2 million in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income.

The impairment was primarily related to used fabrication tools identified by the Company as obsolete in the three months ended September 27, 2014 due to the transition to newer technologies. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of alternative use, the condition of the assets and current market demand.

Fiscal year 2014:

None.

NOTE 16: SUBSEQUENT EVENT

In October 2014, the Company announced plans to permanently lower its cost structure through a combination of operating spending reductions and the closure of the Company’s San Jose wafer manufacturing facility.

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

Overview of Business

Maxim Integrated is incorporated in the state of Delaware. Maxim Integrated designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. The Company also provides a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The Company is a global company with wafer manufacturing facilities in the U.S., testing facilities in the Philippines and Thailand and sales and circuit design offices throughout the world. The major end-markets in which the Company’s products are sold are the Automotive, Communications and Data Center, Computing, Consumer and Industrial markets.

On October 1, 2013, the Company completed the acquisition of Volterra Semiconductor Corporation (“Volterra”), a company that develops power management solutions, for approximately $615.0 million. The acquisition of Volterra expands our serviceable available market across a wide range of end markets, including enterprise server, cloud computing and communications.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated interim financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and related allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts write-offs of fixed assets, intangible assets, and goodwill; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and operating expenses. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on our reported results of operations for a given period.

There have been no material changes during the three months ended September 27, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 27, 2014	September 28, 2013

Net revenues	100.0%	100.0%
Cost of goods sold	41.6%	40.7%
Gross margin	58.4%	59.3%
Operating expenses:
Research and development	24.2%	22.2%
Selling, general and administrative	13.8%	13.2%
Intangible asset amortization	0.7%	0.6%
Impairment of long-lived assets	1.8%	—%
Severance and restructuring expenses	0.2%	0.9%
Other operating expenses (income), net	0.3%	0.5%
Total operating expenses	41.0%	37.4%
Operating income	17.4%	21.9%
Interest and other income (expense), net	(1.1)%	(0.6)%
Income before provision for income taxes	16.3%	21.3%
Income tax provision (benefit)	(0.9)%	3.8%
Net income	17.2%	17.5%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 27, 2014	September 28, 2013

Cost of goods sold	0.5%	0.5%
Research and development	2.1%	1.6%
Selling, general and administrative	1.3%	1.1%
	3.9%	3.2%

Net Revenues

Net revenues were $580.3 million and $585.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively, a decrease of less than 1%. We classify our shipments by five major end markets: Automotive, Communications and Data Center, Computing, Consumer and Industrial. Net shipments decreased during the three months ended September 27, 2014 as compared to the three months ended September 28, 2013 due to a decrease in shipments of our consumer products driven primarily by lower demand from smartphones. This decrease was offset primarily by an increase in server revenues, driven by the Volterra acquisition, in the communications and data center end market, and products offered in the automotive end market with new design win ramps across multiple applications and customers.

During the three months ended September 27, 2014 and September 28, 2013, approximately 87% and 85% of net revenues were derived from customers outside of the United States. While more than 95% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 27, 2014 and September 28, 2013 was immaterial.

Gross Margin

Our gross margin percentages were 58.4% and 59.3% for the three months ended September 27, 2014 and September 28, 2013, respectively. Gross margin decreased by $8.4 million primarily due to a $10.7 million increase in incremental amortization related to Volterra intangible assets.

Research and Development

Research and development expenses were $140.4 million and $129.9 million for the three months ended September 27, 2014 and September 28, 2013, respectively, which represented 24.2% and 22.2% of net revenues for each respective period. The $10.5 million increase was primarily attributable to an $8.5 million increase in salaries, fringe, and stock-based compensation expenses primarily resulting from the Volterra acquisition.

Selling, General and Administrative

Selling, general and administrative expenses were $80.0 million and $77.4 million for the three months ended September 27, 2014 and September 28, 2013, respectively, which represented 13.8% and 13.2% of net revenues for each respective period. The $2.6 million increase was primarily attributable to a $2.4 million increase in salaries and stock-based compensation expenses primarily resulting from the Volterra acquisition.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $10.2 million and $0 million for the three months ended September 27, 2014 and September 28, 2013, respectively, which represented 1.8% and 0% of net revenues for each respective period. The $10.2 million increase was primarily due to a transition to newer, more efficient fabrication tools and a charge to a software tool that is no longer being utilized.

Severance and Restructuring Expenses

Severance and restructuring expenses were $1.4 million and $5.5 million for the three months ended September 27, 2014 and September 28, 2013, respectively, which represented 0.2% and 0.9% of net revenues for each respective period. The $4.1 million decrease was primarily due to lower restructuring costs associated with the reorganization of certain business units. The reorganizations were driven by the desire to focus on specific investment areas and simplify business processes.

In October 2014, the Company announced plans to permanently lower its cost structure through a combination of operating spending reductions and the closure of the Company’s San Jose wafer manufacturing facility.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(6.5) million and $(3.5) million for the three months ended September 27, 2014 and September 28, 2013, respectively. This net increase in interest and other expense of $3.0 million was primarily driven by an increase in interest expense relating to long-term notes issued in November 2013.

Provision for Income Taxes

In the three months ended September 27, 2014 and September 28, 2013, the Company recorded an income tax provision (benefit) of $(5.5) million and $22.0 million, respectively. The Company’s effective tax rate for the three months ended September 27, 2014 and September 28, 2013 was (5.8)% and 17.6%, respectively.

The Company's federal statutory tax rate is 35%. The Company's effective tax rate for the three months ended September 27, 2014 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, and a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue, partially offset by stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rate for the three months ended September 28, 2013 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected.

BACKLOG

At September 27, 2014 and June 28, 2014, our current quarter backlog was approximately $379 million and $377 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(in thousands)
Net cash provided by (used in) operating activities	$116,997	$95,894
Net cash provided by (used in) investing activities	(56,616)	(33,281)
Net cash provided by (used in) financing activities	(138,970)	(228,052)
Net increase (decrease) in cash and cash equivalents	$(78,589)	$(165,439)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

During the three months ended September 27, 2014, cash provided by operating activities of $117.0 million was a result of $100.0 million of net income, non-cash adjustments to net income of $102.2 million and a decrease in net change in assets and liabilities of $85.1 million. During the three months ended September 28, 2013, cash provided by operating activities of $95.9 million was a result of $103.1 million of net income, non-cash adjustments to net income of $90.3 million and a decrease in net change in assets and liabilities of $97.5 million.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities increased by $23.3 million for the three months ended September 27, 2014 compared with the three months ended September 28, 2013. The increase was primarily due to the payment of $25 million for the purchase of available-for-sale securities in the three months ended September 27, 2014.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $89.1 million for the three months ended September 27, 2014 compared to the three months ended September 28, 2013. The decrease was primarily due to $91.7 million in lower repurchases of our common stock.

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

Outstanding debt is unchanged at $1,001 million as of September 27, 2014 and June 28, 2014, respectively.

Available Financing Resources

As of September 27, 2014, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under an automatic shelf registration statement filed with the SEC on August 13, 2013.

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 27, 2014, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

As of September 27, 2014, our available funds consisted of $1,319.0 million in cash and cash equivalents and short-term investments.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of September 27, 2014, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended September 27, 2014 and September 28, 2013 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of September 27, 2014. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2014. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, which is incorporated herein by reference.

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

The following table summarizes the activity related to stock repurchases for the three months ended September 27, 2014:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jun. 29, 2014 - Jul 26, 2014	323	$33.97	323	$750,871
Jul 27, 2014 - Aug. 23, 2014	589	30.34	589	733,006
Aug. 24, 2014 - Sep. 27, 2014	1,093	30.95	1,093	699,183
Total for the quarter	2,005	$31.26	2,005	$699,183

In the fiscal quarter ended September 27, 2014, the Company repurchased approximately 2.0 million shares of its common stock for approximately $62.7 million. As of September 27, 2014, the Company had remaining authorization of $699.2 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

(a) Exhibits

3.4	Amended and Restated Bylaws (1)
10.3	Performance Share Agreement (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (3)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2014.
(2) Management contract or compensatory plan or arrangement.
(3) This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 27, 2014, (ii) Condensed Consolidated Balance Sheets at September 27, 2014 and June 28, 2014, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended September 27, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 27, 2014 and (v) Notes to Condensed Consolidated Financial Statements.

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

October 24, 2014	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)