Form 10-Q
period 2014-12-27
MAXIM INTEGRATED PRODUCTS INC
filed 2015-02-04
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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
YES [ ] NO [x]

As of January 28, 2015 there were 282,881,563 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 27, 2014	June 28, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,305,870	$1,322,472
Short-term investments	75,012	49,953
Total cash, cash equivalents and short-term investments	1,380,882	1,372,425
Accounts receivable, net	258,506	295,828
Inventories	306,564	289,292
Deferred tax assets	59,794	74,597
Other current assets	67,244	54,560
Total current assets	2,072,990	2,086,702
Property, plant and equipment, net	1,195,323	1,331,519
Intangible assets, net	306,111	360,994
Goodwill	511,838	596,637
Other assets	38,265	29,766
TOTAL ASSETS	$4,124,527	$4,405,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,526	$102,076
Income taxes payable	20,102	20,065
Accrued salary and related expenses	150,405	186,732
Accrued expenses	54,103	64,028
Deferred revenue on shipments to distributors	27,103	25,734
Total current liabilities	334,239	398,635
Long-term debt	1,000,000	1,001,026
Income taxes payable	363,251	362,802
Deferred tax liabilities	120,308	159,879
Other liabilities	64,988	53,365
Total liabilities	1,882,786	1,975,707

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	283	23,290
Retained earnings	2,259,997	2,423,794
Accumulated other comprehensive loss	(18,539)	(17,173)
Total stockholders’ equity	2,241,741	2,429,911
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,124,527	$4,405,618

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands, except per share data)

Net revenues	$566,809	$620,274	$1,147,084	$1,205,515
Cost of goods sold	252,732	291,602	494,186	529,647
Gross margin	314,077	328,672	652,898	675,868
Operating expenses:
Research and development	135,945	142,971	276,307	272,873
Selling, general and administrative	79,778	83,471	159,767	160,901
Intangible asset amortization	4,155	4,968	8,482	8,404
Impairment of long-lived assets	50,745	5,197	60,971	5,197
Impairment of goodwill and intangible assets	93,010	—	93,010	—
Severance and restructuring expenses	13,635	10,227	15,020	15,774
Acquisition-related costs	—	4,137	—	7,071
Other operating expenses (income), net	885	7,307	2,459	6,645
Total operating expenses	378,153	258,278	616,016	476,865
Operating income (loss)	(64,076)	70,394	36,882	199,003
Interest and other income (expense), net	(7,599)	(5,833)	(14,076)	(9,296)
Income (loss) before provision for income taxes	(71,675)	64,561	22,806	189,707
Income tax provision (benefit)	359	20,208	(5,140)	42,234
Net income (loss)	$(72,034)	$44,353	$27,946	$147,473

Earnings (loss) per share:
Basic	$(0.25)	$0.16	$0.10	$0.52
Diluted	$(0.25)	$0.15	$0.10	$0.51

Shares used in the calculation of earnings (loss) per share:
Basic	282,992	282,664	283,539	283,659
Diluted	282,992	288,565	288,876	289,371

Dividends declared and paid per share	$0.28	$0.26	$0.56	$0.52

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands)
Net income (loss)	$(72,034)	$44,353	$27,946	$147,473
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0, $9, $0 and $13, respectively	(83)	(15)	(108)	(23)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(89), $143, $381 and $(147), respectively	472	(667)	(1,103)	557
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(121), $(75), $(242) and $(150), respectively	238	283	477	567
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	(92)	1,939	(632)	2,077
Other comprehensive income (loss), net	535	1,540	(1,366)	3,178
Total comprehensive income (loss)	$(71,499)	$45,893	$26,580	$150,651

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 27, 2014	December 28, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$27,946	$147,473
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	43,196	41,609
Depreciation and amortization	135,318	115,537
Deferred taxes	(24,642)	13,824
Loss (gain) from sale of property, plant and equipment	2,088	301
Tax benefit (shortfall) related to stock-based compensation	1,381	(4,214)
Impairment of long-lived assets	60,971	5,197
Impairment of goodwill and intangible assets	93,010	—
Excess tax benefit from stock-based compensation	(4,180)	(4,156)
Changes in assets and liabilities:
Accounts receivable	37,322	20,606
Inventories	(17,136)	11,729
Other current assets	(23,965)	11,784
Accounts payable	(7,552)	(12,414)
Income taxes payable	546	30,395
Deferred revenue on shipments to distributors	1,369	(1,015)
All other accrued liabilities	(35,820)	(46,331)
Net cash provided by (used in) operating activities	289,852	330,325

Cash flows from investing activities:
Purchase of property, plant and equipment	(50,271)	(82,462)
Proceeds from sale of property, plant and equipment	24,679	3,048
Payments in connection with business acquisition, net of cash acquired	—	(453,506)
Proceeds from maturity of available-for-sale securities	—	27,000
Purchases of available-for-sale securities	(25,142)	—
Net cash provided by (used in) investing activities	(50,734)	(505,920)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	4,180	4,156
Contingent consideration paid	—	(4,601)
Repayment of notes payable	(437)	(1,839)
Issuance of debt	—	497,895
Debt issuance cost	—	(3,431)
Net issuance of restricted stock units	(14,860)	(14,072)
Proceeds from stock options exercised	18,027	13,869
Issuance of ESPP shares under employee stock purchase program	18,653	19,096
Repurchase of common stock	(122,351)	(213,487)
Dividends paid	(158,932)	(147,068)
Net cash provided by (used in) financing activities	(255,720)	150,518
Net increase (decrease) in cash and cash equivalents	(16,602)	(25,077)
Cash and cash equivalents:
Beginning of period	1,322,472	1,174,986
End of period	$1,305,870	$1,149,909
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$21,283	$(17,269)
Cash paid for interest	$14,712	$8,316
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$2,476	$13,058

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 27, 2014 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2014. The Condensed Consolidated Financial Statements included in this Quarterly Report include the financial results of Volterra Semiconductor Corporation (“Volterra”) prospectively from the date of acquisition. Refer to Note 13: “Acquisitions” of these Notes to Condensed Consolidated Financial Statements for further discussion in relation to Volterra.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2014 and 2013 were 52-week fiscal years and fiscal year 2015 will also be a 52-week fiscal year.

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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consists of:

	December 27, 2014	June 28, 2014
Accounts Receivable:	(in thousands)
Accounts receivable	$276,555	$313,578
Returns and allowances	(18,049)	(17,750)
	$258,506	$295,828

Inventories consist of:

	December 27, 2014	June 28, 2014
Inventories:	(in thousands)
Raw materials	$12,079	$14,774
Work-in-process	203,389	188,198
Finished goods	91,096	86,320
	$306,564	$289,292

Property, plant and equipment, net consists of:

	December 27, 2014	June 28, 2014
Property, plant and equipment:	(in thousands)
Land	$47,543	$62,093
Buildings and building improvements	372,712	378,477
Machinery and equipment	2,074,054	2,134,813
	2,494,309	2,575,383
Less: accumulated depreciation and amortization	(1,298,986)	(1,243,864)
	$1,195,323	$1,331,519

Accrued salary and related expenses consist of:

	December 27, 2014	June 28, 2014
Accrued salary and related expenses:	(in thousands)
Accrued bonus	$39,265	$88,192
Accrued vacation	43,036	43,528
Accrued salaries	17,442	18,242
Accrued severance and post-employment benefits	15,180	12,192
Accrued fringe	11,945	6,895
Other	23,537	17,683
	$150,405	$186,732

Accrued expenses

	December 27, 2014	June 28, 2014
Accrued expenses:	(in thousands)
Accrued self-insurance	$9,564	$14,125
Accrued contract settlement	10,691	10,691
Accrued license	7,442	4,038
Accrued interest	6,660	6,660
Other	19,746	28,514
	$54,103	$64,028

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

The Company’s Level 3 assets and liabilities consists of contingent consideration liability related to certain prior years’ acquisitions, long-lived assets, goodwill and intangibles when it is recorded at fair value due to an impairment charge.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 27, 2014				As of June 28, 2014
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$942,012	$—	$—	$942,012	$971,868	$—	$—	$971,868
U.S. treasury bills (2)	—	75,012	—	75,012	—	49,953	—	49,953
Foreign currency forward contracts (3)	—	244	—	244	—	316	—	316
Total Assets	$942,012	$75,256	$—	$1,017,268	$971,868	$50,269	$—	$1,022,137

Liabilities
Foreign currency forward contracts (4)	$—	$1,711	$—	$1,711	$—	$438	$—	$438
Contingent Consideration (4)	—	—	—	—	—	—	3,215	3,215
Total Liabilities	$—	$1,711	$—	$1,711	$—	$438	$3,215	$3,653

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 27, 2014 and December 28, 2013:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	December 27, 2014	December 28, 2013
Contingent Consideration	(in thousands)
Beginning balance	$3,215	$8,577
Total gains or losses (realized and unrealized):
Included in earnings	384	1,493
Payments	(3,599)	(4,601)
Ending balance	$—	$5,469

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$—	$1,493

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

During the six months ended December 27, 2014 and the year ended June 28, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 27, 2014 and June 28, 2014 other than impairments of Long-Lived assets, Goodwill and Intangible assets. For details, please refer to Note 14: “Goodwill & intangible assets” and Note 15: "Impairment of long-lived assets".

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 27, 2014				June 28, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. treasury bills	$75,020	$22	$(30)	$75,012	$49,853	$100	$—	$49,953
Total available-for-sale investments	$75,020	$22	$(30)	$75,012	$49,853	$100	$—	$49,953

In the six months ended December 27, 2014 and the year ended June 28, 2014, the Company did not recognize any impairment charges on short-term investments.
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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”)
No. 815-Derivatives and Hedging (“ASC 815”). As of December 27, 2014 and June 28, 2014, respectively, the notional amounts of the forward contracts the Company held to purchase U.S. Dollars in exchange for other international currencies were $62.7 million and $60.6 million, respectively, and the notional amounts of forward contracts the Company held to sell U.S. Dollars in exchange for other international currencies were $2.7 million and $0.8 million, respectively.

Derivatives not designated as hedging instruments

As of December 27, 2014 and June 28, 2014, respectively, the notional amounts of the forward contracts the Company held to purchase U.S. Dollars in exchange for other international currencies were $34.0 million and $31.4 million, respectively, and the notional amounts of forward contracts the Company held to sell U.S. Dollars in exchange for other international currencies were $35.1 million and $48.9 million, respectively. The fair values of our outstanding foreign currency forward contracts and amounts included in the condensed consolidated statement of income were not material for six months ended December 27, 2014 and year ended June 28, 2014.

Long-term debt
The following table summarizes the Company’s long-term debt:

	December 27, 2014	June 28, 2014
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Notes denominated in Euro
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 30, 2014	—	372
Term fixed rate notes (2.0%) due on September 30, 2015	1,026	1,026
Total	1,001,026	1,001,398
Less: Current portion	(1,026)	(372)
Total long-term debt	$1,000,000	$1,001,026

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. Interest expense associated with the notes was $7.4 million and $5.6 million during the three months ended December 27, 2014 and December 28, 2013, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of the Company’s debt was approximately $999 million as of December 27, 2014. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

Credit Facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of December 27, 2014, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 27, 2014 and December 28, 2013, respectively:

	Three Months Ended
	December 27, 2014				December 28, 2013
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$362	$2,076	$550	$2,988	$438	$2,395	$533	$3,366
Research and development	1,587	8,415	1,219	11,221	2,616	8,728	1,153	12,497
Selling, general and administrative	1,029	5,038	500	6,567	1,476	4,996	534	7,006
Pre-tax stock-based compensation expense	$2,978	$15,529	$2,269	$20,776	$4,530	$16,119	$2,220	$22,869
Less: income tax effect				3,365				3,749
Net stock-based compensation expense				$17,411				$19,120

	Six Months Ended
	December 27, 2014				December 28, 2013
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$701	$4,050	$1,074	$5,825	$787	$4,313	$1,008	$6,108
Research and development	3,734	17,247	2,562	23,543	4,452	15,168	2,475	22,095
Selling, general and administrative	2,458	10,262	1,108	13,828	2,740	9,523	1,143	13,406
Pre-tax stock-based compensation expense	$6,893	$31,559	$4,744	$43,196	$7,979	$29,004	$4,626	$41,609
Less: income tax effect				6,637				6,478
Net stock-based compensation expense				$36,559				$35,131

The expenses included in the Condensed Consolidated Statements of Income related to Restricted Stock Units include expenses related to Market Stock Units of $0.6 million and $0.4 million for the three months ended December 27, 2014 and December 28, 2013, respectively and $0.9 million and $0.7 million for the six months ended December 27, 2014 and December 28, 2013, respectively.

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

The fair value of options granted to employees has been estimated using the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Expected holding period (in years)	5.0	5.0	4.8	5.3
Risk-free interest rate	1.7%	1.5%	1.6%	1.4%
Expected stock price volatility	26.8%	34.1%	26.7%	34.9%
Dividend yield	3.5%	3.7%	3.2%	3.2%

The weighted-average fair value of stock options granted was $4.79 and $9.15 per share for the three months ended December 27, 2014 and December 28, 2013, respectively. The weighted-average fair value of stock options granted was $5.56 and $7.44 per share for the six months ended December 27, 2014 and December 28, 2013, respectively.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 27, 2014 and their activity for the six months ended December 27, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014	16,163,644	$25.74
Options Granted	63,584	32.22
Options Exercised	(971,283)	17.11
Options Cancelled	(1,765,937)	35.73
Balance at December 27, 2014	13,490,008	$25.08	3.5	$94,968,984
Exercisable, December 27, 2014	6,375,584	$23.57	1.9	$59,421,570
Vested and expected to vest, December 27, 2014	13,060,118	$24.96	3.4	$92,492,587

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on December 26, 2014, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 27, 2014.

As of December 27, 2014, there was $27.2 million of total unrecognized stock compensation cost related to 7.1 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.3 years.
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

The weighted-average fair value of RSUs granted was $27.24 and $28.16 per share for the three months ended December 27, 2014 and December 28, 2013, respectively.

The weighted-average fair value of RSUs granted was $27.18 and $26.08 per share for the six months ended December 27, 2014 and December 28, 2013, respectively.

The following table summarizes outstanding and expected to vest RSUs as of December 27, 2014 and their activity during the six months ended December 27, 2014:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014	7,880,997
Restricted stock units granted	2,598,878
Restricted stock units released	(1,344,153)
Restricted stock units cancelled	(648,653)
Balance at December 27, 2014	8,487,069	2.9	$267,916,927
Outstanding and expected to vest, December 27, 2014	7,349,984	2.8	$229,319,498

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s common stock on December 26, 2014, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of December 27, 2014.

The Company withheld shares totaling $6.8 million and $14.9 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and six months ended December 27, 2014, respectively. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 27, 2014, there was $159.5 million of unrecognized compensation expense related to 8.5 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.9 years.

As of December 28, 2013, there was $153.1 million of unrecognized compensation expense related to 9.2 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Market Stock Units

The Company began granting Market Stock Units (“MSUs”) to senior members of management in September 2014 instead of stock options. MSUs are valued based on the relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index, (the “SPDR S&P”). The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the SPDR S&P index.

The following table summarizes the number of MSUs outstanding and expected to vest as of December 27, 2014 and their activity during the six months ended December 27, 2014:

	Number of Shares		Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014	120,000	(2)
Market stock units granted	423,044
Market stock units released	(42,476)
Market stock units cancelled	(20,532)
Balance at December 27, 2014	480,036		3.5	$14,977,123
Outstanding and expected to vest, December 27, 2014	480,036		3.5	$14,977,123

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on December 26, 2014, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of December 27, 2014.

(2)	Reflects shares previously granted to the Company’s Chief Executive Officer only.

As of December 27, 2014, there was $6.4 million of unrecognized compensation expense related to 0.5 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.5 years.

As of December 28, 2013, there was $1.6 million of unrecognized compensation expense related to 0.1 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 1.3 years.

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

The fair value of ESPP granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	ESPP
	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected stock price volatility	26.4%	21.7%	26.4%	21.7%
Dividend yield	3.5%	3.7%	3.5%	3.7%

As of December 27, 2014, there was $7.7 million of unrecognized compensation expense related to the ESPP.

As of December 28, 2013, there was $7.8 million of unrecognized compensation expense related to the ESPP.

NOTE 7: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic earnings (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs and MSUs. Diluted earnings (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and MSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$(72,034)	$44,353	$27,946	$147,473

Denominator for basic earnings (loss) per share	282,992	282,664	283,539	283,659
Effect of dilutive securities:
Stock options, ESPP, RSUs and MSUs	—	5,901	5,337	5,712
Denominator for diluted earnings (loss) per share	282,992	288,565	288,876	289,371

Earnings (loss) per share
Basic	$(0.25)	$0.16	$0.10	$0.52
Diluted	$(0.25)	$0.15	$0.10	$0.51

The Company had a net loss for the three months ended December 27, 2014, accordingly all incremental shares totaling 5.8 million shares were determined to be anti-dilutive. Approximately 10.5 million stock options were excluded from the calculation of diluted earnings per share for the three months ended December 28, 2013. Approximately 5.9 million and 9.8 million stock options were excluded from the calculation of diluted earnings per share for the six months ended December 27, 2014 and December 28, 2013, respectively. These options were excluded because they were determined to be anti-dilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands)
United States	$70,336	$83,039	$144,931	$172,138
China	242,303	271,311	482,320	505,209
Rest of Asia	155,388	178,947	320,820	352,329
Europe	80,992	73,401	164,957	146,027
Rest of World	17,790	13,576	34,056	29,812
	$566,809	$620,274	$1,147,084	$1,205,515

Net long-lived assets by geographic region were as follows:

	December 27, 2014	June 28, 2014
	(in thousands)
United States	$871,596	$1,035,699
Philippines	173,181	172,823
Rest of World	150,546	122,997
	$1,195,323	$1,331,519

NOTE 9: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the six months ended December 27, 2014 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 28, 2014	$(5,753)	$(10,373)	$(1,136)	$(11)	$100	$(17,173)

Other comprehensive income (loss) before reclassifications	(116)	—	—	(1,917)	(108)	(2,141)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	719	—	433	—	1,152
Tax effects	(516)	(242)	—	381	—	(377)
Other comprehensive income (loss)	(632)	477	—	(1,103)	(108)	(1,366)
December 27, 2014	$(6,385)	$(9,896)	$(1,136)	$(1,114)	$(8)	$(18,539)

NOTE 10: INCOME TAXES

In the three and six months ended December 27, 2014, the Company recorded an income tax provision (benefit) of $0.4 million and $(5.1) million, respectively, compared to $20.2 million and $42.2 million in the three and six months ended December 28, 2013, respectively. The Company’s effective tax rate for the three and six months ended December 27, 2014 was 0.5% and (22.5)%, respectively, compared to 31.3% and 22.3% for the three and six months ended December 28, 2013, respectively.

The Company's federal statutory tax rate is 35%. The Company's effective tax rate for the three months ended December 27, 2014 was higher than the statutory rate primarily because of a $84.1 million discrete goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected, partially offset by earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, taxed at lower tax rates and a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the retroactive extension of the federal research tax credit to January 1, 2014 by legislation that was signed into law on December 19, 2014.

The Company’s effective tax rate for the six months ended December 27, 2014 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the retroactive extension of the federal research tax credit to January 1, 2014 by legislation that was signed into law on December 19, 2014 and a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue in the first quarter of fiscal year 2015, partially offset by an $84.1 million discrete goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rates for the three and six months ended December 28, 2013 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected.

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

The changes in the Company's aggregate product warranty liabilities for the six months ended December 27, 2014 and December 28, 2013 were as follows:

	December 27, 2014	December 28, 2013
Product warranty liability	(in thousands)
Beginning balance	$21,296	$3,075
Accruals assumed from acquisition	—	13,911
Accruals for warranties	1,168	18,274
Payments	(7,113)	(8,759)
Changes in estimate	1,380	(67)
Ending balance	$16,731	$26,434

Less: Current portion	8,131	17,834
Non-current portion	$8,600	$8,600

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

During the six months ended December 27, 2014, the Company repurchased approximately 4.1 million shares of its common stock for $122.4 million. As of December 27, 2014, the Company had remaining authorization of $639.5 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: ACQUISITIONS

Acquisitions completed in fiscal year 2014

The Company completed two acquisitions during fiscal year 2014.

VOLTERRA SEMICONDUCTOR CORPORATION

On October 1, 2013, the Company completed its acquisition of Volterra Semiconductor Corporation ("Volterra"), formerly a publicly traded company that develops power management solutions. The primary reason for this acquisition was to expand the Company's available market across a wide range of end markets, including enterprise server, cloud computing, communications and energy. The results of operations of Volterra are included in the Company’s Condensed Consolidated Statements of Income, beginning in the second quarter of fiscal year 2014. Acquisition-related costs for the twelve months ended June 28, 2014were $7.0 million.

The total purchase price for Volterra was approximately $615 million and was comprised of:

(in thousands)
Cash consideration for 100% of outstanding common stock of Volterra at $23 per share	$593,250
Cash consideration for vested options settlement	21,756
Total purchase price	$615,006

The purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates and analysis. These estimates were determined through established and generally accepted valuation techniques, including preliminary work performed by third-party valuation specialists.

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
During the quarter ended December 27, 2014, goodwill for the Sensing Solutions reporting unit was determined to be impaired and the Company recorded a charge of $84.1 million. The Sensing Solutions reporting unit develops integrated circuits which are primarily sold in the consumer and automotive end customer markets. The impairment was the result of the Company's decision within the quarter ended December 27, 2014 to exit certain market offerings that have competitive dynamics which are no longer consistent with the Company’s business objectives.

The Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Sensing Solutions reporting unit. The reporting unit's carrying value exceeded its estimated fair value, accordingly a second phase of the goodwill impairment test (“Step 2”) was performed. Under Step 2, the fair value of all Sensing Solution’s assets and liabilities were estimated, including tangible assets and intangible assets (including existing and in-process technology) for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the carrying value of the goodwill to determine the amount of the impairment.

The Company estimated the fair value of the Sensing Solutions reporting unit using a weighting of fair values derived equally from the income and market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

Prior to completing the goodwill impairment test, the Company tested the recoverability of the Sensing Solutions long-lived assets (other than goodwill) and concluded that existing Property, plant and equipment, net was impaired by $45.2 million and IPR&D was impaired by $8.9 million.
No other indicators or instances of impairment were identified in the quarter ended December 27, 2014.

Activity and goodwill balances for the six months ended December 27, 2014 were as follows:

Goodwill
(in thousands)
Balance at June 28, 2014	$596,637
Adjustments	(689)
Impairment	(84,110)
Balance at December 27, 2014	$511,838

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	4-10 years
Trade name	3-4 years
Backlog	3-6 months
Patents	5 years

Intangible assets consisted of the following:

	December 27, 2014			June 28, 2014
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$435,962	$239,196	$196,766	$435,962	$201,581	$234,381
Customer relationships	120,230	76,355	43,875	120,230	69,064	51,166
Tradename	8,500	4,086	4,414	8,500	3,269	5,231
Backlog	—	—	—	1,000	1,000	—
Patent	2,500	646	1,854	2,500	386	2,114
Total amortizable purchased intangible assets	567,192	320,283	246,909	568,192	275,300	292,892
IPR&D	59,202	—	59,202	68,102	—	68,102
Total purchased intangible assets	$626,394	$320,283	$306,111	$636,294	$275,300	$360,994

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands)
Cost of goods sold	$18,750	$19,098	$37,500	$27,190
Intangible asset amortization	4,155	4,968	8,482	8,404
Total intangible asset amortization expenses	$22,905	$24,066	$45,982	$35,594

The following table represents the estimated future amortization expense of intangible assets as of December 27, 2014:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2015	$44,460
2016	74,454
2017	61,782
2018	41,927
2019	13,278
2020	3,358
Thereafter	7,650
Total intangible assets	$246,909

NOTE 15: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2015:

During the second quarter of fiscal year 2015, the Company recorded $50.7 million in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income.

The impairment was primarily related to the write down of equipment relating to the Sensing Solutions reporting unit of $45.2 million. For background, please refer to Note 14: “Goodwill & intangible assets”. The Company reached its conclusion regarding the asset impairment after concluding that the undiscounted cash flows fell below the net book value of the net assets of the Sensing Solutions reporting unit (the asset group). As a result, the Company reduced the assets to their fair value after conducting an evaluation of each asset’s alternative use, the condition of the asset and the current market pricing and demand.

During the first quarter of fiscal year 2015, the Company recorded $10.2 million in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income.

This impairment was primarily related to used fabrication tools identified by the Company as obsolete in the three months ended September 27, 2014 due to the transition to newer technologies. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of alternative use, the condition of the assets and current market demand.

Fiscal year 2014:

During the second quarter of fiscal year 2014, the Company recorded $5.2 million in Impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income.
The impairment includes certain U.S. test operation assets identified as excess and no longer needed. These assets included primarily test manufacturing equipment which was recorded in Property, plant, and equipment, net in the Condensed Consolidated Balance Sheet as of June 28, 2014. The company also impaired fab tools and a building classified as held for sale. The fab tools were fully impaired while the building was impaired down to fair value less cost to sell. The fair value of the building was determined mainly after consideration of evidence such as broker estimates, building condition, and offers received.

NOTE 16: RESTRUCTURING ACTIVITIES

Fiscal year 2015:

Summary of Restructuring Plans

The Company has accruals for severance and restructuring payments as well as expected losses relating to lease terminations.

The Company's restructuring activities in the six months ended December 27, 2014 were as follows:

	Balance, June 28, 2014	Three Months Ended December 27, 2014 Charges	Six Months Ended December 27, 2014			Balance, December 27, 2014	As of December 27, 2014
			Charges	Cash Payments	Change in Estimates		Total Costs Incurred to Date	Total Expected Costs to be Incurred
San Jose Fab Shutdown
Severance	$—	$6,042	$6,042	$—	$—	$6,042	$6,042	$1,721
Accelerated depreciation	—	8,895	8,895	—	—	—	8,895	71,119
Total San Jose Fab Shutdown	—	14,937	14,937	—	—	6,042	14,937	72,840

Other Plans
Severance	5,782	7,593	8,574	(8,263)	404	6,497	14,760	—
Lease termination losses	9,132	—	352	(2,019)	—	7,465	9,483	—
Total other plans	14,914	7,593	8,926	(10,282)	404	13,962	24,243	—

Total restructuring plans	$14,914	$22,530	$23,863	$(10,282)	$404	$20,004	$39,180	$72,840

In Balance Sheets:
Accrued salary and related expenses	$5,782					$8,628
Accrued expenses	$4,276					$6,520
Other liabilities	$4,856					$4,856

San Jose Fab Shutdown

On October 23, 2014, the Company initiated a plan to shut down its San Jose wafer fabrication facility. The Company reached the decision that it was not economically feasible to maintain this facility, which is used primarily for fab process development and low volume manufacturing, as the Company intends to utilize other resources to complete such activities in the future. This plan includes cash charges related to employee severance and non-cash charges related to accelerated depreciation.

During the three and six months ended December 27, 2014, respectively, the Company recorded accelerated depreciation charges of $8.9 million in "Cost of goods sold" and $6.0 million in "Severance and restructuring expenses" in the Condensed Consolidated Statement of Income. The expected total cost of the plan is approximately $87.8 million and it is expected to be complete by the end of fiscal year 2016.

Other Plans

During the six months ended December 27, 2014, the Company recorded $8.6 million in "Severance and restructuring expenses" in the Condensed Consolidated Statement of Income related to various restructuring plans designed to reduce costs. These charges were associated with the reorganization of certain business units and functions. Multiple job classifications and locations were impacted by these activities.

The Company also accrued for expected losses relating to lease terminations as a result of plans to consolidate office space. The need for consolidation resulted from acquisition and relocation activities.

Fiscal year 2014:

Volterra Restructuring Plan

In connection with the acquisition of Volterra, the Company's management approved and initiated plans to restructure the operations of Volterra, including acceleration of certain stock-based compensation awards, costs to vacate duplicative facilities, severance for transitional and exiting employees, contract cancellation costs and other items. The total combined cost of the plan was $9.9 million in Severance and restructuring expenses in the Company's Condensed Consolidated Statements of Income. As of December 28, 2013, the Company recorded all of the costs of the plan based upon the anticipated timing of planned terminations and facility closure costs. Expected severance and retention costs for transitional employees are being accrued over the transitional period. Amounts accrued and future estimated costs to be incurred as of December 28, 2013 are immaterial.

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

On October 23, 2014, the Company initiated a plan to shut down its San Jose wafer fabrication facility. In connection with this plan, the Company expects to incur additional charges for accelerated depreciation of approximately $12 million per quarter through the end of fiscal year 2016 which will be included in "Cost of goods sold" in the Condensed Consolidated Statement of Income.

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

There have been no material changes during the six months ended December 27, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.6%	47.0%	43.1%	43.9%
Gross margin	55.4%	53.0%	56.9%	56.1%
Operating expenses:
Research and development	24.0%	23.0%	24.1%	22.6%
Selling, general and administrative	14.1%	13.5%	13.9%	13.3%
Intangible asset amortization	0.7%	0.8%	0.7%	0.7%
Impairment of long-lived assets	9.0%	0.8%	5.3%	0.4%
Impairment of goodwill and intangible assets	16.4%	—%	8.1%	—%
Severance and restructuring expenses	2.4%	1.6%	1.3%	1.3%
Acquisition-related costs	—%	0.7%	—%	0.6%
Other operating expenses (income), net	0.2%	1.3%	0.2%	0.6%
Total operating expenses	66.8%	41.7%	53.6%	39.5%
Operating income	(11.4)%	11.3%	3.3%	16.6%
Interest and other income (expense), net	(1.3)%	(0.9)%	(1.2)%	(0.8)%
Income before provision for income taxes	(12.7)%	10.4%	2.1%	15.8%
Income tax provision (benefit)	0.1%	3.3%	(0.4)%	3.5%
Net income (loss)	(12.8)%	7.1%	2.5%	12.3%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Cost of goods sold	0.5%	0.5%	0.5%	0.5%
Research and development	2.0%	2.0%	2.1%	1.8%
Selling, general and administrative	1.2%	1.1%	1.2%	1.1%
	3.7%	3.6%	3.8%	3.4%

Net Revenues

Net revenues were $566.8 million and $620.3 million for the three months ended December 27, 2014 and December 28, 2013, respectively, a decrease of 8.6%. Net revenues were $1,147.1 million and $1,205.5 million for the six months ended December 27, 2014 and December 28, 2013, respectively, a decrease of 4.8%. We classify our shipments by five major end markets: Automotive, Communications and Data Center, Computing, Consumer and Industrial. Net shipments decreased during the three months ended December 27, 2014 as compared to the three months ended December 28, 2013 due to a decrease in shipments of our consumer products driven primarily by lower demand from smartphones. This decrease was offset primarily by an increase in products offered in the automotive end market with new design win ramps across multiple applications and customers.

Net shipments decreased during the six months ended December 27, 2014 as compared to the six months ended December 28, 2013 due to a decrease in shipments of our consumer products driven primarily by lower demand from smartphones. This decrease was offset primarily by products offered in the automotive end market with new design win ramps across multiple applications and customers and an increase in server revenues, driven by the Volterra acquisition, in the communications and data center end market.

During the three months ended December 27, 2014 and December 28, 2013, approximately 88% and 87% of net revenues were derived from customers outside of the United States. During the six months ended December 27, 2014 and December 28, 2013, approximately 87% and 86% of net revenues were derived from customers outside of the United States. While more than 95% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and six months ended December 27, 2014 and December 28, 2013 was immaterial.

Gross Margin

Our gross margin percentages were 55.4% and 53.0% for the three months ended December 27, 2014 and December 28, 2013, respectively. Gross margin as a percentage of sales for the three months ended December 28, 2013 included $16.1 million of product warranty related expenses primarily associated with one customer and $13.1 million amortization of inventory write-up relating to the Volterra acquisition that did not recur in fiscal year 2015. Gross margin for three months ended December 27, 2014 was impacted by accelerated depreciation of $8.9 million relating to the San Jose wafer fabrication facility shut down.

Our gross margin percentages were 56.9% and 56.1% for the six months ended December 27, 2014 and December 28, 2013, respectively. Gross margin as a percentage of sales for the six months ended December 28, 2013 included $16.3 million of product warranty related expenses primarily associated with one customer and $13.1 million amortization of inventory write-up relating to the Volterra acquisition that did not recur in fiscal year 2015. Gross margin for six months ended December 27, 2014 was impacted by accelerated depreciation of $8.9 million relating to the San Jose wafer fabrication facility shut down.

Research and Development

Research and development expenses were $135.9 million and $143.0 million for the three months ended December 27, 2014 and December 28, 2013, respectively, which represented 24.0% and 23.0% of net revenues for each respective period. The $7.1 million decrease was primarily attributable to a decrease in salaries and related expenses of $4.1 million as a result of headcount reductions due to restructuring programs implemented in fiscal year 2015.

Research and development expenses were $276.3 million and $272.9 million for the six months ended December 27, 2014 and December 28, 2013, respectively, which represented 24.1% and 22.6% of net revenues for each respective period. The $3.4 million increase was primarily attributable to a $3.9 million increase in salaries and stock-based compensation expenses driven by the increased expenses resulting from Volterra acquisition as well as the annual merit increase. It was partially offset by the restructuring programs implemented in fiscal year 2015.

Selling, General and Administrative

Selling, general and administrative expenses were $79.8 million and $83.5 million for the three months ended December 27, 2014 and December 28, 2013, respectively, which represented 14.1% and 13.5% of net revenues for each respective period. The $3.7 million decrease was primarily attributable to spending control efforts and a decrease in salaries and stock-based compensation expenses primarily resulting from headcount reductions.

Selling, general and administrative expenses were $159.8 million and $160.9 million for the six months ended December 27, 2014 and December 28, 2013, respectively, which represented 13.9% and 13.3% of net revenues for each respective period. There were no significant fluctuations in line items making up the Selling, general and administrative expenses.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $50.7 million and $5.2 million for the three months ended December 27, 2014 and December 28, 2013, respectively, which represented 9.0% and 0.8% of net revenues for each respective period. The $45.5 million increase was primarily due to equipment impairment associated with the Sensing Solutions reporting unit.

Impairment of long-lived assets were $61.0 million and $5.2 million for the six months ended December 27, 2014 and December 28, 2013, respectively, which represented 5.3% and 0.4% of net revenues for each respective period. The $55.8 million increase was primarily due to the equipment impairment associated with the Sensing Solutions reporting unit.

Impairment of goodwill and intangible assets

During the quarter ended December 27, 2014, goodwill and In-process research and development for the Sensing Solutions reporting unit was determined to be fully impaired and the Company recorded a charge of $84.1 million and $8.9 million, respectively. The Sensing Solutions reporting unit develops integrated circuits which are primarily sold in the consumer and automotive end customer markets. The impairment was the result of the Company's decision within the quarter ended December 27, 2014 to exit certain market offerings that have competitive dynamics which are no longer consistent with the Company’s business objectives.

Severance and Restructuring Expenses

Severance and restructuring expenses were $13.6 million and $10.2 million for the three months ended December 27, 2014 and December 28, 2013, respectively, which represented 2.4% and 1.6% of net revenues for each respective period. The $3.4 million increase was due to restructuring costs associated primarily with the decision to shut down our San Jose wafer fabrication facility.

Severance and restructuring expenses were $15.0 million and $15.8 million for the six months ended December 27, 2014 and December 28, 2013, respectively, which represented 1.3% and 1.3% of net revenues for each respective period.

Acquisition-related costs

Acquisition-related costs were $4.1 million and $7.1 million for the three and six months ended December 28, 2013, respectively, and included banker fees, legal fees, and other Volterra acquisition-related costs.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $0.9 million and $7.3 million during the three months ended December 27, 2014 and December 28, 2013, respectively. This net decrease in expense of $6.4 million was primarily driven by a favorable $6.0 million intellectual property infringement legal settlement recorded in the three month period ended December 28, 2013.

Other operating expenses (income), net were $2.5 million and $6.6 million during the six months ended December 27, 2014 and December 28, 2013, respectively. This net decrease in expense of $4.1 million was primarily driven by a favorable $6.0 million intellectual property infringement legal settlement recorded in the six month period ended December 28, 2013.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(7.6) million and $(5.8) million for the three months ended December 27, 2014 and December 28, 2013, respectively. There were no significant fluctuations in line items making up the Interest and Other Income (Expense).

Interest and other income (expense), net were $(14.1) million and $(9.3) million for the six months ended December 27, 2014 and December 28, 2013, respectively. This net increase in interest and other expense of $4.8 million was primarily driven by a $5.0 million increase in interest expense on long-term notes issued November 2013.

Provision for Income Taxes

In the three and six months ended December 27, 2014, the Company recorded an income tax provision (benefit) of $0.4 million and $(5.1) million, respectively, compared to $20.2 million and $42.2 million in the three and six months ended December 28, 2013, respectively. The Company’s effective tax rate for the three and six months ended December 27, 2014 was 0.5% and (22.5)%, respectively, compared to 31.3% and 22.3% for the three and six months ended December 28, 2013, respectively.

The Company's federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended December 27, 2014 was higher than the statutory rate primarily because of a $84.1 million discrete goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected, partially offset by earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, taxed at lower tax rates and a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the retroactive extension of the federal research tax credit to January 1, 2014 by legislation that was signed into law on December 19, 2014.

The Company’s effective tax rate for the six months ended December 27, 2014 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the retroactive extension of the federal research tax credit to January 1, 2014 by legislation that was signed into law on December 19, 2014 and a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue in the first quarter of fiscal year 2015, partially offset by an $84.1 million discrete goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rates for the three and six months ended December 28, 2013 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected.

BACKLOG

At December 27, 2014 and September 27, 2014, our current quarter backlog was approximately $378 million and $379 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Six Months Ended
	December 27, 2014	December 28, 2013
	(in thousands)
Net cash provided by (used in) operating activities	$289,852	$330,325
Net cash provided by (used in) investing activities	(50,734)	(505,920)
Net cash provided by (used in) financing activities	(255,720)	150,518
Net increase (decrease) in cash and cash equivalents	$(16,602)	$(25,077)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

During the six months ended December 27, 2014, cash provided by operating activities of $289.9 million was a result of $27.9 million of net income, non-cash adjustments to net income of $307.1 million and a decrease in net change in assets and liabilities of $45.2 million. During the six months ended December 28, 2013, cash provided by operating activities of $330.3 million was a result of $147.5 million of net income, non-cash adjustments to net income of $168.1 million and an increase in net change in assets and liabilities of $14.7 million.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $455.2 million for the six months ended December 27, 2014 compared with the six months ended December 28, 2013. The decrease was primarily due to the payment in connection with the Volterra acquisition, net of cash acquired of $453.5 million.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities increased by approximately $406.2 million for the six months ended December 27, 2014 compared to the six months ended December 28, 2013. The increase was primarily from the issuance of $500 million of the Company's senior unsecured notes on November 21, 2013, net of paid issuance costs and discount at $494.5 million in the second quarter of fiscal year 2014. This increase was offset by $91.1 million in lower repurchases of our common stock.

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

Outstanding debt is unchanged at $1,001 million as of December 27, 2014 and June 28, 2014, respectively.

Available Financing Resources

As of December 27, 2014, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under an automatic shelf registration statement filed with the SEC on August 13, 2013.

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings (loss) before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of December 27, 2014, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

As of December 27, 2014, our available funds consisted of $1,380.9 million in cash and cash equivalents and short-term investments.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of December 27, 2014, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the six months ended December 27, 2014 and December 28, 2013 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of December 27, 2014. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2014. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the activity related to stock repurchases for the three months ended December 27, 2014:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Sep. 28, 2014 - Oct. 25, 2014	755	$28.21	755	$677,871
Oct. 26, 2014 - Nov. 22, 2014	672	29.06	672	658,344
Nov. 23, 2014 - Dec. 27, 2014	625	30.12	625	639,517
Total for the quarter	2,052	$29.07	2,052	$639,517

In the fiscal quarter ended December 27, 2014, the Company repurchased approximately 2.1 million shares of its common stock for approximately $59.7 million. As of December 27, 2014, the Company had remaining authorization of $639.5 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 27, 2014, (ii) Condensed Consolidated Balance Sheets at December 27, 2014 and June 28, 2014, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended December 27, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 27, 2014 and (v) Notes to Condensed Consolidated Financial Statements.

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

February 4, 2015	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Principal Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)