Form 10-Q
period 2015-03-28
MAXIM INTEGRATED PRODUCTS INC
filed 2015-04-24
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
YES [ ] NO [x]

As of April 17, 2015 there were 284,000,722 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28, 2015	June 28, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,392,197	$1,322,472
Short-term investments	75,142	49,953
Total cash, cash equivalents and short-term investments	1,467,339	1,372,425
Accounts receivable, net	278,427	295,828
Inventories	297,270	289,292
Deferred tax assets	71,354	74,597
Other current assets	66,298	54,560
Total current assets	2,180,688	2,086,702
Property, plant and equipment, net	1,155,589	1,331,519
Intangible assets, net	283,385	360,994
Goodwill	511,824	596,637
Other assets	36,231	29,766
TOTAL ASSETS	$4,167,717	$4,405,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,361	$102,076
Income taxes payable	20,102	20,065
Accrued salary and related expenses	163,354	186,732
Accrued expenses	55,967	64,028
Deferred revenue on shipments to distributors	30,550	25,734
Total current liabilities	355,334	398,635
Long-term debt	1,000,000	1,001,026
Income taxes payable	385,838	362,802
Deferred tax liabilities	116,284	159,879
Other liabilities	56,412	53,365
Total liabilities	1,913,868	1,975,707

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	12,359	23,290
Retained earnings	2,260,011	2,423,794
Accumulated other comprehensive loss	(18,521)	(17,173)
Total stockholders’ equity	2,253,849	2,429,911
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,167,717	$4,405,618

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(in thousands, except per share data)

Net revenues	$577,263	$605,681	$1,724,347	$1,811,196
Cost of goods sold	261,995	265,744	756,181	795,391
Gross margin	315,268	339,937	968,166	1,015,805
Operating expenses:
Research and development	123,913	141,493	400,220	414,366
Selling, general and administrative	75,766	80,680	235,533	241,581
Intangible asset amortization	3,977	4,863	12,459	13,267
Impairment of long-lived assets	5,522	—	66,493	5,197
Impairment of goodwill and intangible assets	—	2,580	93,010	2,580
Severance and restructuring expenses	2,824	3,338	17,844	19,112
Acquisition-related costs	—	(88)	—	6,983
Other operating expenses (income), net	(2,184)	333	275	6,978
Total operating expenses	209,818	233,199	825,834	710,064
Operating income	105,450	106,738	142,332	305,741
Interest and other income (expense), net	(5,534)	5,174	(19,610)	(4,122)
Income before provision for income taxes	99,916	111,912	122,722	301,619
Income tax provision (benefit)	20,483	(10,632)	15,343	31,602
Net income	$79,433	$122,544	$107,379	$270,017

Earnings per share:
Basic	$0.28	$0.43	$0.38	$0.95
Diluted	$0.28	$0.42	$0.37	$0.93

Shares used in the calculation of earnings per share:
Basic	283,418	282,627	283,499	283,315
Diluted	288,840	288,575	288,625	289,122

Dividends declared and paid per share	$0.28	$0.26	$0.84	$0.78

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(in thousands)
Net income (loss)	$79,433	$122,544	$107,379	$270,017
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0, $0, $0 and $13, respectively	129	—	21	(23)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $2, $(43), $383 and $(190), respectively	(454)	313	(1,557)	870
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(121), $(74), $(363) and $(224), respectively	238	285	715	852
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	105	(335)	(527)	1,742
Other comprehensive income (loss), net	18	263	(1,348)	3,441
Total comprehensive income (loss)	$79,451	$122,807	$106,031	$273,458

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$107,379	$270,017
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	61,782	63,666
Depreciation and amortization	206,757	180,202
Deferred taxes	(40,300)	(22,658)
Loss (gain) from sale of property, plant and equipment	1,647	1,119
Tax benefit (shortfall) related to stock-based compensation	9,016	(1,010)
Impairment of long-lived assets	66,493	5,197
Impairment of goodwill and intangible assets	93,010	2,580
Impairment of investments in privately-held companies	—	3,723
Excess tax benefit from stock-based compensation	(10,177)	(9,295)
Changes in assets and liabilities:
Accounts receivable	17,401	5,040
Inventories	(7,942)	19,446
Other current assets	(24,121)	18,978
Accounts payable	(7,075)	(16,458)
Income taxes payable	23,133	44,639
Deferred revenue on shipments to distributors	4,816	(2,298)
All other accrued liabilities	(29,903)	(20,865)
Net cash provided by (used in) operating activities	471,916	542,023

Cash flows from investing activities:
Purchase of property, plant and equipment	(60,456)	(108,869)
Proceeds from sale of property, plant and equipment	26,294	3,666
Payments in connection with business acquisition, net of cash acquired	—	(459,256)
Proceeds from maturity of available-for-sale securities	—	27,000
Purchases of available-for-sale securities	(25,142)	—
Purchases of privately-held companies securities	(200)	—
Proceeds from maturity of debt investment with privately-held companies	500	—
Net cash provided by (used in) investing activities	(59,004)	(537,459)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	10,177	9,295
Contingent consideration paid	—	(4,705)
Repayment of notes payable	(437)	(2,278)
Issuance of debt	—	497,895
Debt issuance cost	—	(3,431)
Net issuance of restricted stock units	(23,229)	(22,462)
Proceeds from stock options exercised	49,125	43,407
Issuance of ESPP shares under employee stock purchase program	18,653	19,096
Repurchase of common stock	(159,125)	(264,570)
Dividends paid	(238,351)	(220,549)
Net cash provided by (used in) financing activities	(343,187)	51,698
Net increase (decrease) in cash and cash equivalents	69,725	56,262
Cash and cash equivalents:
Beginning of period	1,322,472	1,174,986
End of period	$1,392,197	$1,231,248
Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the period for income taxes	$38,645	$(11,185)
Cash paid for interest	$23,150	$16,801
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$4,834	$11,916

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 28, 2015 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 28, 2014. The Condensed Consolidated Financial Statements included in this Quarterly Report include the financial results of Volterra Semiconductor Corporation (“Volterra”) prospectively from the date of acquisition. Refer to Note 13: “Acquisitions” of these Notes to Condensed Consolidated Financial Statements for further discussion in relation to Volterra.

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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consists of:

	March 28, 2015	June 28, 2014
Accounts Receivable:	(in thousands)
Accounts receivable	$295,958	$313,578
Returns and allowances	(17,531)	(17,750)
	$278,427	$295,828

Inventories consist of:

	March 28, 2015	June 28, 2014
Inventories:	(in thousands)
Raw materials	$12,746	$14,774
Work-in-process	200,784	188,198
Finished goods	83,740	86,320
	$297,270	$289,292

Property, plant and equipment, net consists of:

	March 28, 2015	June 28, 2014
Property, plant and equipment:	(in thousands)
Land	$47,544	$62,093
Buildings and building improvements	373,995	378,477
Machinery and equipment	2,053,866	2,134,813
	2,475,405	2,575,383
Less: accumulated depreciation and amortization	(1,319,816)	(1,243,864)
	$1,155,589	$1,331,519

Accrued salary and related expenses consist of:

	March 28, 2015	June 28, 2014
Accrued salary and related expenses:	(in thousands)
Accrued bonus	$61,707	$88,192
Accrued vacation	38,176	43,528
Accrued salaries	8,780	18,242
Accrued severance and post-employment benefits	12,078	12,192
Accrued fringe	10,986	6,895
Other	31,627	17,683
	$163,354	$186,732

Accrued expenses consist of:

	March 28, 2015	June 28, 2014
Accrued expenses:	(in thousands)
Accrued self-insurance	$12,591	$14,125
Accrued contract settlement	10,691	10,691
Accrued license	4,038	4,038
Accrued interest	5,566	6,660
Other	23,081	28,514
	$55,967	$64,028

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

The Company’s Level 2 assets and liabilities consist of U.S. treasury bills and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, the Company has classified these investments as Level 2 in the fair value hierarchy.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s Level 3 assets and liabilities consists of contingent consideration liability related to certain prior years’ acquisitions, long-lived assets, goodwill and intangibles when it is recorded at fair value due to an impairment charge.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 28, 2015				As of June 28, 2014
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$1,003,200	$—	$—	$1,003,200	$971,868	$—	$—	$971,868
U.S. treasury bills (2)	—	75,142	—	75,142	—	49,953	—	49,953
Foreign currency forward contracts (3)	—	432	—	432	—	316	—	316
Total Assets	$1,003,200	$75,574	$—	$1,078,774	$971,868	$50,269	$—	$1,022,137

Liabilities
Foreign currency forward contracts (4)	$—	$2,481	$—	$2,481	$—	$438	$—	$438
Contingent Consideration (4)	—	—	—	—	—	—	3,215	3,215
Total Liabilities	$—	$2,481	$—	$2,481	$—	$438	$3,215	$3,653

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 28, 2015 and March 29, 2014:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	March 28, 2015	March 29, 2014
Contingent Consideration	(in thousands)
Beginning balance	$3,215	$8,577
Total gains or losses (realized and unrealized):
Included in earnings	384	1,632
Payments	(3,599)	(5,851)
Ending balance	$—	$4,358

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$—	$1,632

The valuation of contingent consideration is based on a probability weighted earnout model which relies primarily on estimates of milestone achievements and discount rates applicable for the period of the expected payout. The most significant unobservable input used in the determination of estimated fair value of contingent consideration is the estimates of the likelihood of milestone achievements, which directly correlates to the fair value recognized in the Condensed Consolidated Balance Sheets.

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

During the nine months ended March 28, 2015 and the year ended June 28, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 28, 2015 and June 28, 2014 other than impairments of Long-Lived assets. For details, please refer to Note 15: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 28, 2015				June 28, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. treasury bills	$75,021	$121	$—	$75,142	$49,853	$100	$—	$49,953
Total available-for-sale investments	$75,021	$121	$—	$75,142	$49,853	$100	$—	$49,953

In the nine months ended March 28, 2015 and the year ended June 28, 2014, the Company did not recognize any impairment charges on short-term investments. The U.S. treasury bills have maturity dates between May 15, 2016 and September 15, 2016.
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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of March 28, 2015 and June 28, 2014, respectively, the notional amounts of the forward contracts the Company held to purchase U.S. Dollars in exchange for other international currencies were $60.3 million and $60.6 million, respectively, and the notional amounts of forward contracts the Company held to sell U.S. Dollars in exchange for other international currencies were $9.3 million and $0.8 million, respectively.

Derivatives not designated as hedging instruments

As of March 28, 2015 and June 28, 2014, respectively, the notional amounts of the forward contracts the Company held to purchase U.S. Dollars in exchange for other international currencies were $32.7 million and $31.4 million, respectively, and the notional amounts of forward contracts the Company held to sell U.S. Dollars in exchange for other international currencies were $33.2 million and $48.9 million, respectively. The fair values of our outstanding foreign currency forward contracts and amounts included in the condensed consolidated statement of income were not material for the nine months ended March 28, 2015 and the year ended June 28, 2014.

Long-term debt
The following table summarizes the Company’s long-term debt:

	March 28, 2015	June 28, 2014
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Notes denominated in Euro
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 30, 2014	—	372
Term fixed rate notes (2.0%) due on September 30, 2015	1,026	1,026
Total	1,001,026	1,001,398
Less: Current portion	(1,026)	(372)
Total long-term debt	$1,000,000	$1,001,026

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

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 3.375% senior unsecured and unsubordinated notes due in March 2023 (“2023 Notes”), with an effective interest rate of 3.5%. Interest on the 2023 Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of this offering were approximately $490.0 million, after issuing at a discount and deducting paid expenses.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. Interest expense associated with the notes was $7.3 million and $7.4 million during the three months ended March 28, 2015 and March 29, 2014, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of the Company’s debt was approximately $1,022 million as of March 28, 2015. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

Credit Facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of March 28, 2015, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 28, 2015 and March 29, 2014, respectively:

	Three Months Ended
	March 28, 2015				March 29, 2014
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$351	$2,136	$588	$3,075	$451	$2,108	$594	$3,153
Research and development	637	7,208	1,620	9,465	2,124	7,917	1,623	11,664
Selling, general and administrative	764	4,628	655	6,047	1,391	5,186	663	7,240
Pre-tax stock-based compensation expense	$1,752	$13,972	$2,863	$18,587	$3,966	$15,211	$2,880	$22,057
Less: income tax effect				3,249				3,400
Net stock-based compensation expense				$15,338				$18,657

	Nine Months Ended
	March 28, 2015				March 29, 2014
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,051	$6,186	$1,662	$8,899	$1,238	$6,421	$1,602	$9,261
Research and development	4,372	24,455	4,182	33,009	6,576	23,085	4,098	33,759
Selling, general and administrative	3,223	14,889	1,762	19,874	4,131	14,709	1,806	20,646
Pre-tax stock-based compensation expense	$8,646	$45,530	$7,606	$61,782	$11,945	$44,215	$7,506	$63,666
Less: income tax effect				9,886				9,878
Net stock-based compensation expense				$51,896				$53,788

The expenses included in the Condensed Consolidated Statements of Income related to Restricted Stock Units include expenses related to Market Stock Units of $0.5 million and $0.4 million for the three months ended March 28, 2015 and March 29, 2014, respectively and $1.4 million and $1.1 million for the nine months ended March 28, 2015 and March 29, 2014, respectively.

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

The fair value of options granted to employees has been estimated using the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014(1)
Expected holding period (in years)	0.0	4.9	4.8	5.3
Risk-free interest rate	—%	1.6%	1.6%	1.4%
Expected stock price volatility	—%	30.2%	26.7%	34.8%
Dividend yield	—%	3.6%	3.2%	3.2%

(1) Excludes impact from assumptions used in valuing the Volterra substitute options granted on October 1, 2013 based on an expected holding period of 3.8 years, risk-free interest rate of 1.0%, expected stock price volatility of 27.5% and dividend yield of 3.4%.

There were no stock options granted in the three months ended March 28, 2015. The weighted-average fair value of stock options granted was $5.55 per share for the three months ended March 29, 2014. The weighted-average fair value of stock options granted was $5.56 and $7.39 per share for the nine months ended March 28, 2015 and March 29, 2014, respectively.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 28, 2015 and their activity for the nine months ended March 28, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014	16,163,644	$25.74
Options Granted	63,584	32.22
Options Exercised	(2,564,011)	18.02
Options Cancelled	(2,220,729)	34.68
Balance at March 28, 2015	11,442,488	$25.77	3.4	$117,534,290
Exercisable, March 28, 2015	5,235,910	$24.69	1.9	$60,468,413
Vested and expected to vest, March 28, 2015	10,964,687	$25.68	3.3	$113,134,387

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on March 27, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 28, 2015.

As of March 28, 2015, there was $22.5 million of total unrecognized stock compensation cost related to 6.2 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The weighted-average fair value of RSUs granted was $31.01 and $29.57 per share for the three months ended March 28, 2015 and March 29, 2014, respectively.

The weighted-average fair value of RSUs granted was $27.31 and $26.44 per share for the nine months ended March 28, 2015 and March 29, 2014, respectively.

The following table summarizes outstanding and expected to vest RSUs as of March 28, 2015 and their activity during the nine months ended March 28, 2015:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014	7,880,997
Restricted stock units granted	2,689,208
Restricted stock units released	(1,985,828)
Restricted stock units cancelled	(942,335)
Balance at March 28, 2015	7,642,042	2.7	$274,753,186
Outstanding and expected to vest, March 28, 2015	6,582,787	2.7	$235,565,020

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s common stock on March 27, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 28, 2015.

The Company withheld shares totaling $8.4 million and $23.2 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and nine months ended March 28, 2015, respectively. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 28, 2015, there was $140.2 million of unrecognized compensation expense related to 7.6 million unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.7 years.

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

The following table summarizes the number of MSUs outstanding and expected to vest as of March 28, 2015 and their activity during the nine months ended March 28, 2015:

	Number of Shares		Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014	120,000	(2)
Market stock units granted	423,044
Market stock units released	(42,476)
Market stock units cancelled	(44,168)
Balance at March 28, 2015	456,400		3.3	$16,332,274
Outstanding and expected to vest, March 28, 2015	456,400		3.3	$16,332,274

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on March 27, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of March 28, 2015.

(2)	Reflects shares previously granted to the Company’s Chief Executive Officer only.

As of March 28, 2015, there was $5.6 million of unrecognized compensation expense related to 0.5 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.3 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”).

The fair value of ESPP granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	ESPP
	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected stock price volatility	26.4%	21.7%	26.4%	21.7%
Dividend yield	3.5%	3.7%	3.5%	3.7%

As of March 28, 2015, there was $4.8 million of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$79,433	$122,544	$107,379	$270,017

Denominator for basic earnings per share	283,418	282,627	283,499	283,315
Effect of dilutive securities:
Stock options, ESPP, RSUs and MSUs	5,422	5,948	5,126	5,807
Denominator for diluted earnings per share	288,840	288,575	288,625	289,122

Earnings per share
Basic	$0.28	$0.43	$0.38	$0.95
Diluted	$0.28	$0.42	$0.37	$0.93

Approximately 1.8 million and 9.8 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 28, 2015 and March 29, 2014, respectively. Approximately 5.2 million and 9.8 million stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 28, 2015 and March 29, 2014, respectively. These options were excluded because they were determined to be anti-dilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(in thousands)
United States	$68,640	$68,944	$213,571	$241,082
China	232,827	240,677	715,147	745,886
Rest of Asia	170,014	193,920	490,834	546,249
Europe	89,254	84,005	254,211	230,032
Rest of World	16,528	18,135	50,584	47,947
	$577,263	$605,681	$1,724,347	$1,811,196

Net long-lived assets by geographic region were as follows:

	March 28, 2015	June 28, 2014
	(in thousands)
United States	$842,031	$1,035,699
Philippines	169,788	172,823
Rest of World	143,770	122,997
	$1,155,589	$1,331,519

NOTE 9: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the nine months ended March 28, 2015 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 28, 2014	$(5,753)	$(10,373)	$(1,136)	$(11)	$100	$(17,173)

Other comprehensive income (loss) before reclassifications	—	—	—	(6,386)	21	(6,365)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	1,078	—	4,446	—	5,524
Tax effects	(527)	(363)	—	383	—	(507)
Other comprehensive income (loss)	(527)	715	—	(1,557)	21	(1,348)
March 28, 2015	$(6,280)	$(9,658)	$(1,136)	$(1,568)	$121	$(18,521)

NOTE 10: INCOME TAXES

In the three and nine months ended March 28, 2015, the Company recorded an income tax provision (benefit) of $20.5 million and $15.3 million, respectively, compared to $(10.6) million and $31.6 million in the three and nine months ended March 29, 2014, respectively. The Company’s effective tax rate for the three and nine months ended March 28, 2015 was 20.5% and 12.5%, respectively, compared to (9.5)% and 10.5% for the three and nine months ended March 29, 2014, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended March 28, 2015 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates and a $3.7 million discrete benefit for differences, primarily related to changes in estimates, between our fiscal year 2014 tax returns and the tax provision originally recorded, partially offset by stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rate for the nine months ended March 28, 2015 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates, a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the retroactive extension of the federal research tax credit to January 1, 2014 by legislation that was signed into law on December 19, 2014, a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue in the first quarter of fiscal year 2015 and a $3.2 million discrete benefit for differences, primarily related to changes in estimates, between our fiscal year 2014 tax returns and the tax provision originally recorded partially offset by a $84.1 million discrete goodwill impairment charge in the second quarter of fiscal year 2015 that generated no tax benefit and stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rates for the three and nine months ended March 29, 2014 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates and a $34.6 million one-time discrete benefit for fixed asset tax basis adjustments related to prior year depreciation expense, partially offset by stock-based compensation for which no tax benefit is expected.

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

Accruals are based on specifically identified claims and on the estimated, undiscounted cost of incurred-but-not-reported claims. If there is a material increase in the rate of customer claims compared with our historical experience or if the Company’s estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. Product warranty liability is included within the balance sheet captions “Accrued expenses” and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The changes in the Company’s aggregate product warranty liabilities for the nine months ended March 28, 2015 and March 29, 2014 were as follows:

	March 28, 2015	March 29, 2014
Product warranty liability	(in thousands)
Beginning balance	$21,296	$3,075
Accruals assumed from acquisition	—	13,911
Accruals for warranties	1,589	19,640
Payments	(7,892)	(12,776)
Changes in estimate	320	187
Ending balance	$15,313	$24,037

Less: Current portion	11,013	15,437
Non-current portion	$4,300	$8,600

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

During the nine months ended March 28, 2015, the Company repurchased approximately 5.2 million shares of its common stock for $159.1 million. As of March 28, 2015, the Company had remaining authorization of $602.7 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: ACQUISITIONS

Acquisitions completed in fiscal year 2014

The Company completed two acquisitions during fiscal year 2014.

VOLTERRA SEMICONDUCTOR CORPORATION

On October 1, 2013, the Company completed its acquisition of Volterra Semiconductor Corporation (“Volterra”), formerly a publicly traded company that develops power management solutions. The primary reason for this acquisition was to expand the Company’s available market across a wide range of end markets, including enterprise server, cloud computing, communications and energy. The results of operations of Volterra are included in the Company’s Condensed Consolidated Statements of Income, beginning in the second quarter of fiscal year 2014. Acquisition-related costs for the twelve months ended June 28, 2014 were $7.0 million.

The total purchase price for Volterra was approximately $615 million and was comprised of:

(in thousands)
Cash consideration for 100% of outstanding common stock of Volterra at $23 per share	$593,250
Cash consideration for vested options settlement	21,756
Total purchase price	$615,006

The purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates and analysis. These estimates were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists.

Volterra
(in thousands)
Cash and cash equivalents and short-term investments	$163,500
Accounts receivable	23,453
Inventories	33,339
Other tangible assets	17,151
Accrued expenses	(35,343)
Income taxes payable	(23,241)
Other liabilities assumed	(20,149)
Net tangible assets	158,710
Amortizable intangible assets	226,900
In-process research and development (“IPR&D”)	56,200
Goodwill	174,894
Substitution of stock-based compensation awards	(1,698)
Total purchase price	$615,006

IPR&D assets relate to future technology, is capitalized until the technology is ready for its intended use and then amortized over the technology useful life. IPR&D costs incurred by the Company subsequent to the acquisition are expensed.

Goodwill was primarily attributable to the opportunities from the addition of Volterra’s product portfolio which complements the Company’s suite of products, including providing integrated process solutions to customers. The goodwill is not deductible for tax purposes.

The amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

	Volterra Acquisition
	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Intellectual property	$192,500	4.9
Customer relationships	24,600	9.6
Trade name	6,400	4.0
Backlog	900	0.4
Patents	2,500	4.8
Total amortizable intangible assets	$226,900

Pro forma results of operations for this acquisition have not been presented because it is not material to the Company’s Condensed Consolidated Statements of Income.

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
During the quarter ended December 27, 2014, goodwill for the Sensing Solutions reporting unit was determined to be impaired and the Company recorded a charge of $84.1 million. The Sensing Solutions reporting unit develops integrated circuits which are primarily sold in the consumer and automotive end customer markets. The impairment was the result of the Company’s decision within the quarter ended December 27, 2014 to exit certain market offerings that have competitive dynamics which are no longer consistent with the Company’s business objectives.

The Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Sensing Solutions reporting unit. The reporting unit’s carrying value exceeded its estimated fair value and, accordingly, a second phase of the goodwill impairment test (“Step 2”) was performed. Under Step 2, the fair value of all Sensing Solution’s assets and liabilities were estimated, including tangible assets and intangible assets (including existing and in-process technology) for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the carrying value of the goodwill to determine the amount of the impairment.

The Company estimated the fair value of the Sensing Solutions reporting unit using a weighting of fair values derived equally from the income and market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

Prior to completing the goodwill impairment test, the Company tested the recoverability of the Sensing Solutions long-lived assets (other than goodwill) and concluded that existing Property, plant and equipment, net was impaired by $45.2 million and IPR&D was impaired by $8.9 million.
No other indicators or instances of impairment were identified in the nine months ended March 28, 2015.

Activity and goodwill balances for the nine months ended March 28, 2015 were as follows:

Goodwill
(in thousands)
Balance at June 28, 2014	$596,637
Adjustments	(703)
Impairment	(84,110)
Balance at March 28, 2015	$511,824

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	4-10 years
Trade name	3-4 years
Backlog	3-6 months
Patents	5 years

Intangible assets consisted of the following:

	March 28, 2015			June 28, 2014
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$435,962	$258,003	$177,959	$435,962	$201,581	$234,381
Customer relationships	120,230	79,744	40,486	120,230	69,064	51,166
Tradename	8,500	4,486	4,014	8,500	3,269	5,231
Backlog	—	—	—	1,000	1,000	—
Patent	2,500	776	1,724	2,500	386	2,114
Total amortizable purchased intangible assets	567,192	343,009	224,183	568,192	275,300	292,892
IPR&D	59,202	—	59,202	68,102	—	68,102
Total purchased intangible assets	$626,394	$343,009	$283,385	$636,294	$275,300	$360,994

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(in thousands)
Cost of goods sold	$18,750	$18,542	$56,250	$45,732
Intangible asset amortization	3,977	4,863	12,459	13,267
Total intangible asset amortization expenses	$22,727	$23,405	$68,709	$58,999

The following table represents the estimated future amortization expense of intangible assets as of March 28, 2015:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2015	$21,733
2016	74,454
2017	61,782
2018	41,927
2019	13,278
2020	3,358
Thereafter	7,651
Total intangible assets	$224,183

NOTE 15: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2015:

During the third quarter of fiscal year 2015, the Company recorded $5.5 million in impairment of long-lived assets in the Company’s Condensed Consolidated Statements of Income.

This impairment was primarily related to used fabrication tools identified by the Company as obsolete in the three months ended March 28, 2015 as well as the write-off of a software license. The Company reduced the fabrication tools to their fair value after conducting an evaluation of each asset’s alternative use, the condition of the asset and the current market pricing and demand.

During the nine months ended March 28, 2015, the Company recorded $66.5 million in impairment of long-lived assets in the Company’s Condensed Consolidated Statements of Income.

The impairment was primarily related to the write down of equipment relating to the Sensing Solutions reporting unit of $45.2 million. For background, please refer to Note 14: “Goodwill & intangible assets”. The Company reached its conclusion regarding the asset impairment after determining that the undiscounted cash flows fell below the net book value of the net assets of the Sensing Solutions reporting unit (the asset group). As a result, the Company reduced the assets to their fair value after conducting an evaluation of each asset’s alternative use, the condition of the asset and the current market pricing and demand.

The Company also impaired $15.7 million related to used fabrication tools identified by the Company as obsolete and a software license. The Company reduced the fabrication tools to their fair value after conducting an evaluation of each asset’s alternative use, the condition of the asset and the current market pricing and demand.

Fiscal year 2014:

During the second quarter of fiscal year 2014, the Company recorded $5.2 million in impairment of long-lived assets in the Company’s Condensed Consolidated Statements of Income.
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

NOTE 16: RESTRUCTURING ACTIVITIES

Fiscal year 2015:

Summary of Restructuring Plans

The Company has accruals for severance and restructuring payments as well as expected losses relating to lease terminations.

The Company’s restructuring activities in the nine months ended March 28, 2015 were as follows:

	Balance, June 28, 2014	Three Months Ended March 28, 2015 Charges	Nine Months Ended March 28, 2015			Balance, March 28, 2015	As of March 28, 2015
			Charges	Cash Payments	Change in Estimates		Costs Incurred to Date	Expected Costs to be Incurred
	(in thousands)
San Jose Fab Shutdown
Severance (1)	$—	$152	$6,561	$—	$(367)	$6,194	$6,194	$1,882
Accelerated depreciation (2)	—	9,834	18,728	—	—	—	18,728	56,185
Total San Jose Fab Shutdown	—	9,986	25,289	—	(367)	6,194	24,922	58,067

Other Plans
Severance (1)	5,782	2,007	11,863	(13,401)	(1,304)	2,940	16,341	—
Lease termination losses and other (3)	9,132	2,516	3,148	(4,281)	(3,399)	4,600	8,881	—
Total other plans	14,914	4,523	15,011	(17,682)	(4,703)	7,540	25,222	—

Total restructuring plans	$14,914	$14,509	$40,300	$(17,682)	$(5,070)	$13,734	$50,144	$58,067

In Balance Sheets:
Accrued salary and related expenses	$5,782					$5,422
Accrued expenses	$4,276					$7,259
Other liabilities	$4,856					$1,053

(1) Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.
(2) Charges and change in estimates are included in Cost of goods sold in the accompanying Condensed Consolidated Statements of Income.
(3) Charges and change in estimates are included in Severance and restructuring expenses and Other operating expenses (income), net in the accompanying Condensed Consolidated Statements of Income.

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

During the nine months ended March 28, 2015, the Company recorded accelerated depreciation charges of $18.7 million in “Cost of goods sold” and $6.6 million in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income. The Company expects to incur a total of approximately $83.0 million of accelerated depreciation and severance charges related to this plan which it expects to complete during fiscal year 2016.

Other Plans

During the nine months ended March 28, 2015, the Company recorded $11.9 million in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with the reorganization of certain business units and functions. Multiple job classifications and locations were impacted by these activities.

The Company also accrued for expected losses relating to lease terminations as a result of plans to consolidate office space. The need for consolidation resulted from acquisition and relocation activities.

Fiscal year 2014:

Volterra Restructuring Plan

In connection with the acquisition of Volterra, the Company’s management approved and initiated plans to restructure the operations of Volterra, including acceleration of certain stock-based compensation awards, costs to vacate duplicative facilities, severance for transitional and exiting employees, contract cancellation costs and other items. The total combined cost of the plan was $10.6 million in "Severance and restructuring expenses" in the Company’s Condensed Consolidated Statements of Income. As of March 29, 2014, the Company recorded all of the costs of the plan based upon the anticipated timing of planned terminations and facility closure costs. Expected severance and retention costs for transitional employees are being accrued over the transitional period. Amounts accrued and future estimated costs to be incurred as of March 29, 2014 are immaterial.

Business Unit Reorganization

During the nine months ended March 29, 2014, the Company recorded $8.5 million in "Severance and restructuring expenses" in the Company’s Condensed Consolidated Statements of Income associated with the reorganization of certain business units. Multiple job classifications and locations were impacted as this was a company-wide action. The reorganization was driven by the desire to focus on specific investment areas and simplify business processes.

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

On October 23, 2014, the Company initiated a plan to shut down its San Jose wafer fabrication facility. In connection with this plan, the Company expects to incur additional charges for accelerated depreciation of approximately $56 million during the remainder of fiscal 2015 and during fiscal 2016 which will be included in “Cost of goods sold” in the Condensed Consolidated Statements of Income.

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

There have been no material changes during the nine months ended March 28, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.4%	43.9%	43.9%	43.9%
Gross margin	54.6%	56.1%	56.1%	56.1%
Operating expenses:
Research and development	21.5%	23.4%	23.2%	22.9%
Selling, general and administrative	13.1%	13.3%	13.7%	13.3%
Intangible asset amortization	0.7%	0.8%	0.7%	0.7%
Impairment of long-lived assets	1.0%	—%	3.9%	0.3%
Impairment of goodwill and intangible assets	—%	0.4%	5.4%	0.1%
Severance and restructuring expenses	0.5%	0.6%	1.0%	1.1%
Acquisition-related costs	—%	—%	—%	0.4%
Other operating expenses (income), net	(0.4)%	0.1%	—%	0.4%
Total operating expenses	36.4%	38.6%	47.9%	39.2%
Operating income	18.2%	17.5%	8.2%	16.9%
Interest and other income (expense), net	(1.0)%	0.9%	(1.1)%	(0.2)%
Income before provision for income taxes	17.2%	18.4%	7.1%	16.7%
Income tax provision (benefit)	3.5%	(1.8)%	0.9%	1.7%
Net income	13.7%	20.2%	6.2%	15.0%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014

Cost of goods sold	0.5%	0.5%	0.5%	0.5%
Research and development	1.6%	1.9%	1.9%	1.9%
Selling, general and administrative	1.0%	1.2%	1.2%	1.1%
	3.1%	3.6%	3.6%	3.5%

Net Revenues

Net revenues were $577.3 million and $605.7 million for the three months ended March 28, 2015 and March 29, 2014, respectively, a decrease of 4.7%. We classify our shipments by five major end markets: Automotive, Communications and Data Center, Computing, Consumer and Industrial. Net shipments decreased during the three months ended March 28, 2015 as compared to the three months ended March 29, 2014 due to a decrease in shipments of our consumer products driven primarily by lower demand from our smartphones customers. This decrease was partially offset primarily by an increase in products offered in the automotive end market with new design win ramps across multiple applications and customers.

Net revenues were $1,724.3 million and $1,811.2 million for the nine months ended March 28, 2015 and March 29, 2014, respectively, a decrease of 4.8%. Net shipments decreased during the nine months ended March 28, 2015 as compared to the nine months ended March 29, 2014 due to a decrease in shipments of our consumer products driven primarily by lower demand from our smartphones customers. This decrease was partially offset primarily by products offered in the automotive end market with new design win ramps across multiple applications and customers and an increase in server revenues, driven by the Volterra acquisition, in the communications and data center end market.

During the three months ended March 28, 2015 and March 29, 2014, approximately 88% and 89% of net revenues were derived from customers outside of the United States. During the nine months ended March 28, 2015 and March 29, 2014, approximately 88% and 87% of net revenues were derived from customers outside of the United States. While more than 95% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and nine months ended March 28, 2015 and March 29, 2014 was immaterial.

Gross Margin

Our gross margin percentages were 54.6% and 56.1% for the three months ended March 28, 2015 and March 29, 2014, respectively.
Gross margin for three months ended March 28, 2015 was impacted by accelerated depreciation of $9.8 million relating to the San Jose wafer fabrication facility shut down. Gross margin as a percentage of sales for the three months ended March 29, 2014 included $5.5 million amortization of inventory write-up relating to the Volterra acquisition that did not recur in fiscal year 2015.

Our gross margin percentages were 56.1% for the nine months ended March 28, 2015 and March 29, 2014. Gross margin as a percentage of sales for the nine months ended March 29, 2014 included $18.6 million amortization of inventory write-up relating to the Volterra acquisition that did not recur in fiscal year 2015. Gross margin for nine months ended March 28, 2015 was impacted by accelerated depreciation of $18.7 million relating to the San Jose wafer fabrication facility shut down.

Research and Development

Research and development expenses were $123.9 million and $141.5 million for the three months ended March 28, 2015 and March 29, 2014, respectively, which represented 21.5% and 23.4% of net revenues for each respective period. The $17.6 million decrease was primarily attributable to a decrease in salaries and related expenses of $9.9 million as a result of headcount reductions primarily due to restructuring programs implemented in fiscal year 2015 and spending control efforts.

Research and development expenses were $400.2 million and $414.4 million for the nine months ended March 28, 2015 and March 29, 2014, respectively, which represented 23.2% and 22.9% of net revenues for each respective period. The $14.2 million decrease was primarily attributable to a decrease in salaries and related expenses of $6.4 million as a result of headcount reductions primarily due to restructuring programs implemented in fiscal year 2015 and spending control efforts.

Selling, General and Administrative

Selling, general and administrative expenses were $75.8 million and $80.7 million for the three months ended March 28, 2015 and March 29, 2014, respectively, which represented 13.1% and 13.3% of net revenues for each respective period. The $4.9 million decrease was primarily attributable to spending control efforts and a decrease in salaries and related expenses primarily resulting from headcount reductions.

Selling, general and administrative expenses were $235.5 million and $241.6 million for the nine months ended March 28, 2015 and March 29, 2014, respectively, which represented 13.7% and 13.3% of net revenues for each respective period. The $6.1 million decrease was primarily attributable to spending control efforts and a decrease in salaries and related expenses primarily resulting from headcount reductions.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $5.5 million and $0 for the three months ended March 28, 2015 and March 29, 2014, respectively, which represented 1.0% and 0.0% of net revenues for each respective period. The $5.5 million increase was primarily due to equipment impairment associated with used fabrication tools identified by the Company as obsolete in the three months ended March 28, 2014 as well as the write-off of a software license.

Impairment of long-lived assets were $66.5 million and $5.2 million for the nine months ended March 28, 2015 and March 29, 2014, respectively, which represented 3.9% and 0.3% of net revenues for each respective period. The $61.3 million increase was primarily due to the equipment impairment associated with the Sensing Solutions reporting unit.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets were $0 and $2.6 million for the three months ended March 28, 2015 and March 29, 2014, respectively, which represented 0.0% and 0.4% of net revenues for each respective period. The $2.6 million impairment was driven by in-process research and development abandoned in the three months ended March 29, 2014.

Impairment of goodwill and intangible assets were $93.0 million and $2.6 million for the nine months ended March 28, 2015 and March 29, 2014, respectively, which represented 5.4% and 0.1% of net revenues for each respective period. The $90.4 million increase was primarily driven by goodwill and in-process research and development for the Sensing Solutions reporting unit that was determined to be fully impaired. The Sensing Solutions reporting unit develops integrated circuits that are primarily sold in the consumer and automotive end customer markets. The impairment was the result of the Company's decision within the quarter ended December 27, 2014 to exit certain market offerings that have competitive dynamics which are no longer consistent with the Company’s business objectives.

Acquisition-related costs

Acquisition-related costs were $7.0 million for the nine months ended March 29, 2014 and included banker fees, legal fees, and other Volterra acquisition-related costs.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $(2.2) million and $0.3 million during the three months ended March 28, 2015 and March 29, 2014, respectively. This net decrease in expense of $2.5 million was primarily driven by a change in estimate to an expected loss on rent expense for vacated office space of $3.4 million.

Other operating expenses (income), net were $0.3 million and $7.0 million during the nine months ended March 28, 2015 and March 29, 2014, respectively. This net decrease in expense of $6.7 million was primarily driven by a $6.0 million intellectual property infringement legal settlement recorded in the nine month period ended March 29, 2014.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(5.5) million and $5.2 million for the three months ended March 28, 2015 and March 29, 2014, respectively. The change in interest and other expense of $10.7 million was primarily driven by less income from licensing intellectual property of $14.6 million offset by $3.7 million other long term investment impairment.

Interest and other income (expense), net were $(19.6) million and $(4.1) million for the nine months ended March 28, 2015 and March 29, 2014, respectively. The change in interest and other expense of $15.5 million was primarily driven by less income from licensing intellectual property of $13.4 million and a $5.1 million of higher interest expense on long-term notes offset by $3.9 million of other long term investment impairment.

Provision for Income Taxes

In the three and nine months ended March 28, 2015, the Company recorded an income tax provision (benefit) of $20.5 million and $15.3 million, respectively, compared to $(10.6) million and $31.6 million in the three and nine months ended March 29, 2014, respectively. The Company’s effective tax rate for the three and nine months ended March 28, 2015 was 20.5% and 12.5%, respectively, compared to (9.5)% and 10.5% for the three and nine months ended March 29, 2014, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended March 28, 2015 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates and a $3.7 million discrete benefit for differences, primarily related to changes in estimates, between our fiscal year 2014 tax returns and the tax provision originally recorded, partially offset by stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rate for the nine months ended March 28, 2015 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates, a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the retroactive extension of the federal research tax credit to January 1, 2014 by legislation that was signed into law on December 19, 2014, a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue in the first quarter of fiscal year 2015 and a $3.2 million discrete benefit for differences, primarily related to changes in estimates, between our fiscal year 2014 tax returns and the tax provision originally recorded, partially offset by a $84.1 million discrete goodwill impairment charge in the second quarter of fiscal year 2015 that generated no tax benefit and stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rates for the three and nine months ended March 29, 2014 were lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates and a $34.6 million one-time discrete benefit for fixed asset tax basis adjustments related to prior year depreciation expense, partially offset by stock-based compensation for which no tax benefit is expected.

BACKLOG

At March 28, 2015 and December 27, 2014, our current quarter backlog was approximately $387 million and $378 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Nine Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Net cash provided by (used in) operating activities	$471,916	$542,023
Net cash provided by (used in) investing activities	(59,004)	(537,459)
Net cash provided by (used in) financing activities	(343,187)	51,698
Net increase (decrease) in cash and cash equivalents	$69,725	$56,262
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

During the nine months ended March 28, 2015, cash provided by operating activities of $471.9 million was a result of $107.4 million of net income, non-cash adjustments to net income of $388.2 million and a decrease in net change in assets and liabilities of $23.7 million. During the nine months ended March 29, 2014, cash provided by operating activities of $542.0 million was a result of $270.0 million of net income, non-cash adjustments to net income of $223.5 million and an increase in net change in assets and liabilities of $48.5 million.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $478.5 million for the nine months ended March 28, 2015 compared with the nine months ended March 29, 2014. The decrease was primarily due to the payment during the nine months ended March 29, 2014, in connection with acquisitions, net of cash acquired of $459.3 million.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities increased by approximately $394.9 million for the nine months ended March 28, 2015 compared to the nine months ended March 29, 2014. The increase was primarily from the issuance of $500 million of the Company’s senior unsecured notes on November 21, 2013, net of paid issuance costs and discount at $494.5 million in the second quarter of fiscal year 2014. This increase was partially offset by $105.4 million in lower repurchases of our common stock.

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

Outstanding debt is unchanged at $1,001 million as of March 28, 2015 and June 28, 2014, respectively.

Available Financing Resources

As of March 28, 2015, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under an automatic shelf registration statement filed with the SEC on August 13, 2013.

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings (loss) before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of March 28, 2015, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

As of March 28, 2015, our available funds consisted of $1,467.3 million in cash and cash equivalents and short-term investments.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of March 28, 2015, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the nine months ended March 28, 2015 and March 29, 2014 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 28, 2015. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2015. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the activity related to stock repurchases for the three months ended March 28, 2015:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Dec. 28, 2014 - Jan. 24, 2015	407	$31.93	407	$626,521
Jan. 25, 2015 - Feb. 21, 2015	339	33.84	339	615,048
Feb. 22, 2015 - Mar. 28, 2015	350	35.21	350	602,743
Total for the quarter	1,096	$33.57	1,096	$602,743

In the fiscal quarter ended March 28, 2015, the Company repurchased approximately 1.1 million shares of its common stock for approximately $36.8 million. As of March 28, 2015, the Company had remaining authorization of $602.7 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 28, 2015, (ii) Condensed Consolidated Balance Sheets at March 28, 2015 and June 28, 2014, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended March 28, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 28, 2015 and (v) Notes to Condensed Consolidated Financial Statements.

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

April 24, 2015	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)