Form 10-K
period 2015-06-27
MAXIM INTEGRATED PRODUCTS INC
filed 2015-08-18
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 27, 2014 as reported by The NASDAQ Global Select Market was $5,863,648,233. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 7, 2015: 284,355,689.
Documents Incorporated By Reference:

(1)
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement for Maxim Integrated Products, Inc.'s 2015 Annual Meeting of Stockholders, to be filed subsequently.

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

We are a Delaware corporation originally incorporated in California in 1983. The mailing address for our headquarters is 160 Rio Robles, San Jose, California 95134, and our telephone number is (408) 601-1000. Additional information about us is available on our website at www.maximintegrated.com. The contents of our website are not incorporated into this Annual Report.

We have a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2015, 2014 and 2013 were each 52-week fiscal years.

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports or statements filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We also use our Investor Relations website at www.maximintegrated.com/company/investor as a routine channel for distribution of other important information, such as news releases, analyst presentations and financial information. We assume no obligation to update or revise any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, unless we are required to do so by applicable laws. A copy of this Annual Report is available without charge and can be accessed at our website at www.maximintegrated.com/company/investor.

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

Our linear and mixed signal products serve five major end-markets, Automotive, Communications and Data Center, Computing, Consumer, and Industrial. These major end-markets and their corresponding market are noted in the table below:

MAJOR END-MARKET	MARKET

AUTOMOTIVE	Automotive

COMMUNICATIONS & DATA CENTER	Basestations
Data Storage
Network & Datacom
Servers
Telecom
Other Communications

COMPUTING	Desktop Computers
Notebook Computers
Peripherals & Other Computer

CONSUMER	Smartphones
Digital Cameras
Handheld Computers
Home Entertainment & Appliances
Mobility & Fitness Wearables
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

Manufacturing

We utilize our own wafer fabrication facilities as well as third party foundries for the production of our wafers. The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. As a result, many different process technologies are currently used for wafer fabrication of our products. Historically, wafer fabrication of analog integrated circuits has not required state-of-the-art processing equipment, although newer processes do utilize and require such state-of-the-art facilities and equipment. In addition, hybrid and module products are manufactured using a complex multi-chip technology featuring thin-film, laser-trimmed resistors and other active or passive components. The majority of processed wafers are subject to parametric and functional testing at either our facilities or third party vendors.

During fiscal years 2015, 2014 and 2013, a majority of our own wafer production occurred at one of our three owned wafer fabrication facilities at Beaverton, Oregon, San Jose, California and San Antonio, Texas. During 2015, we concluded that maintaining operations in our San Jose, California wafer fabrication facility were no longer economically feasible. We anticipate the closure of the site to occur in our fiscal 2016 with related capacity and manufacturing requirements being transferred to our other existing manufacturing locations or to our third party service providers.

In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation (“Epson”). In fiscal year 2010, we entered into a supply agreement with Powerchip Technology Corporation (“Powerchip”) and Maxchip Electronics Corp. (“Maxchip”) to

provide 300mm and 200mm wafer capacity, respectively. Under these agreements, partner foundries (Epson, Powerchip and Maxchip) have manufactured some of the wafers required for our mixed-signal semiconductor products. These products are manufactured under rights and licenses using our proprietary technology at Epson's fabrication facility located in Sakata, Japan and at Powerchip and Maxchip's fabrication facilities in Hsinchu, Taiwan. In fiscal years 2015, 2014 and 2013, the products manufactured by our partner foundries, in addition to wafers manufactured at certain merchant foundries such as Taiwan Semiconductor Company Limited, represented 48%, 50% and 53%, respectively, of our total wafer production.

Once wafer manufacturing has been completed, wafers are sorted in order to determine which integrated circuits on each wafer are functional and which are defective. We currently perform the majority of wafer sorting, final testing and shipping activities at two facilities, located in Cavite, the Philippines and Chonburi Province, Thailand, although we also utilize independent subcontractors for some wafer sorting.

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

We currently perform substantially all of our module assembly operations in our facility in Batangas, the Philippines. Our Philippines facility also performs wafer singulation and tape-and-reel of bumped (CSP or WLP) wafers. During 2015, we concluded that we would close down our operations in Batangas and move the activities discussed in the preceding sentence to our operations in Cavite, the Philippines. This movement, which we expect to occur in our fiscal 2016, will provide for improved efficiency and manufacturing time requirements as all activities will be performed in one consolidated location.

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

Sales to certain international distributors are made under agreements which permit limited stock return privileges but not sales price rebates or price protection. The agreements generally permit distributors to exchange a portion of their purchases on a periodic basis. See “Critical Accounting Policies” in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report, which contains information regarding our revenue recognition policy.

We derived approximately 36% of our fiscal year 2015 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. Our primary distributor is Avnet Electronics which accounted for 19%, 17% and 14% of our revenues in fiscal years 2015, 2014 and 2013, respectively. Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of our products. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 15%, 20% and 28% of net revenues in fiscal years 2015, 2014 and

2013, respectively. No single customer (other than Avnet and Samsung) nor single product accounted for more than 10% of net revenues in fiscal years 2015, 2014 and 2013. Based on customers’ ship-to locations, international sales accounted for approximately 88%, 87% and 88% of our net revenues in fiscal years 2015, 2014 and 2013, respectively. See Note 12: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report.

Seasonality

Our revenue is generally influenced on a quarter to quarter basis by customer demand patterns and new product introductions. A large number of our products have been incorporated into consumer electronic products, which are subject to significant seasonality and fluctuations in demand.

Foreign Operations

We conduct business in numerous countries outside of the United States (“U.S.”). Our international business is subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Refer to our discussion of risks related to our foreign operations as included in Item 1A, Risk Factors and our discussion of foreign income included in Item 7 under “Results of Operations” and Note 17 to the Consolidated Financial Statements included in this Annual Report.

Backlog

At June 27, 2015 and June 28, 2014, our current quarter backlog was approximately $366 million and $377 million, respectively. Our current quarter backlog includes customer request dates to be filled within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from certain domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

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

Our research and development plans require engineering talent and tools for product definition, electronic design automation (“EDA”), circuit design, process technologies, test development, test technology, packaging development, software development and applications support. Research and development expenses were $521.8 million, $558.2 million and $534.8 million in fiscal years 2015, 2014 and 2013, respectively. See “Research and Development” under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

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

Our principal competitors include, but are not limited to, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, NXP Semiconductors NV, Semtech Corporation, Silicon Laboratories, Cirrus Logic, Inc. and Texas Instruments Inc. In addition, we compete with digital chipset providers, including Broadcom Corporation, Samsung Semiconductor, Inc., and Qualcomm Inc. We expect increased competition in the future from other emerging and established companies as well as through consolidation of our competitors within the semiconductor industry.

Patents, Licenses, and Other Intellectual Property Rights

We rely upon both know-how and patents to develop and maintain our competitive position.

It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered by us to be more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from 2015 to 2033. We have also registered several of our trademarks and copyrights with the U.S. Patent and Trademark Office and in foreign jurisdictions.

Employees

As of June 27, 2015, we employed 8,250 persons.

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

The sale of our products and our results of operations are dependent upon demand from the end markets of our customers, which is cyclical.

The demand for our products is subject to the strength of the five major end-markets that we serve and to some extent the overall economic climate. We often experience decreases and increases in demand for our products primarily due to the end-market demand of our customers. Our business and results of operations may be adversely affected if demand for our products decreases or if we are unable to meet an increase in demand without significantly increasing the lead-time for the delivery of our products. The semiconductor market historically has been cyclical with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction and subject to significant and often rapid increases and decreases in product demand. As a result, changes could have adverse effects on our results of operation.

We are dependent on a few large customers for a substantial portion of our revenues, the loss of which could materially affect our revenues and results of operations.

We depend on a few large customers for a substantial portion of our net revenues. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 15%, 20% and 28% of net revenues in fiscal years 2015, 2014 and 2013, respectively. The delay, significant reduction in, or loss of, orders from large customers (including curtailments of purchases due to a change in the design, manufacturing or sourcing policies or practices of these customers or the timing of customer inventory adjustments) or demands of price concessions from large customers could have a material adverse effect on our net revenues and results of operations.

Incorrect forecasts, reductions, cancellations or delays in orders for our products and volatility in customer demand could adversely affect our results of operations.

As is customary in the semiconductor industry, customer orders may be canceled in most cases without penalty to the customers. Some customers place orders that require us to manufacture products and have them available for shipment, even though the customer may be unwilling to make a binding commitment to purchase all, or even any, of the products. In other cases, we manufacture products based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders, potentially leading to an initial inflation of backlog followed by a sharp reduction. In addition, backlog includes orders from certain domestic distributors for which revenues are not recognized until the ordered products are sold by the distributors. Because of the possibility of order cancellation, backlog should not be used as a measure of future revenues. Furthermore, canceled or unrealized orders, especially for products meeting unique customer requirements, may also result in an inventory of unsaleable products, causing potential inventory write-offs, some of which could be substantial and could have a material adverse effect on our gross margins and results of operations.

Our operating results may be adversely affected by increased competition and consolidation of competitors in our market.

The semiconductor industry has experienced significant consolidation within the last twelve months. As a result, we experience intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than us, as well as greater technical resources and proprietary intellectual property rights than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line, and sale of integrated system solutions which combine the functionality of multiple chips on one chip for a price as part of a complete system solution and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to companies with broader product lines, greater technical service and support capabilities and larger research and development budgets. We may be unable to compete successfully in the future against existing or new competitors and our operating results may be adversely affected by increased competition or our inability to timely develop new products to meet the needs of our customers.

Our operating results may be adversely affected by our inability to timely develop new products through our research and development efforts. We may be unsuccessful in developing and selling new products necessary to maintain or expand our business.

The marketplace for our products is constantly changing and we are required to make substantial ongoing investments in our research and development. The semiconductor industry is characterized by rapid technological change, variations in manufacturing efficiencies of new products, and significant expenditures for capital equipment and product development. New product introductions are a critical factor for maintaining or increasing future revenue growth and sustained or increased profitability. However, they can present significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues. The success of a new product depends on a variety of factors including accurate forecasts of long-term market demand and future technological developments, accurate anticipation of competitors' actions and offerings, timely and efficient completion of process design and development, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability of the product, and effective marketing, revenue and service.

Our products may fail to meet new industry standards or requirements and the efforts to meet such industry standards or requirements could be costly.

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

Our results of operations could be adversely affected by warranty claims and product liability.

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

We may be unable to adequately protect our proprietary rights, which may impact our ability to compete effectively.

We rely upon know-how, trade secrets, and patents to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that the confidentiality agreements upon which we rely will be adequate to protect our interests. Moreover, the laws of some foreign countries generally do not protect proprietary rights to the same extent as the United States, and we may encounter problems in protecting our proprietary rights in those foreign countries. Periodically, we have been asked by certain prospective customers to provide them with broad licenses to our intellectual property rights in connection with the sale of our products to them.  Such licenses, if granted, may have a negative impact on the value of our intellectual property portfolio. Other companies have obtained patents covering a variety of semiconductor designs and processes, and we could be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are valid and other design and manufacturing solutions are not available. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms or at all.

We may suffer losses and business interruption if our products infringe the intellectual property rights of others.

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

We may experience losses related to intellectual property indemnity claims.

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

If we fail to attract and retain qualified personnel, our business may be harmed.

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

Exiting certain product lines or businesses, or restructuring our operations, may adversely affect certain customer relationships and produce results that differ from our intended outcomes.

The nature of our business requires strategic changes from time to time, including restructuring our operations, divesting and consolidating certain product lines and businesses. For example, we recently announced our intention to transfer our wafer manufacturing facility in San Antonio, Texas to a foundry partner and to close our wafer level packaging (“WLP”) manufacturing facility in Dallas, Texas. If we are unable to transfer the factory in San Antonio or to timely shut down our WLP factory or otherwise exit product lines and businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. If we are unable to exit a product line or business in a timely manner, or to restructure our operations in a manner we deem to be advantageous, this could have a material adverse effect on our business, financial condition and results of operations. Even if a divestment is successful, we may face indemnity and other liability claims by the acquirer or other parties.

Our manufacturing operations may be interrupted or suffer yield problems.

Given the nature of our products, it would be time consuming, difficult, and costly to arrange for new manufacturing facilities to supply such products. Any prolonged inability to utilize one of our or a third party's manufacturing facilities due to damages resulting from fire, natural disaster, unavailability of electric power, labor unrest, political conditions or other causes, could have a material adverse effect on our results of operations and financial condition.

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

Our dependence on subcontractors for assembly, test, freight, wafer fabrication and logistic services and certain manufacturing services may cause delays beyond our control in delivering products to our customers.

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

Shortage of raw materials or supply disruption of such raw materials could harm our business.

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

Extensions in lead-time for delivery of products could adversely affect our future growth opportunities and results of operations.

Supply constraints, which may include limitations in manufacturing capacity, could impede our ability to grow revenues and meet increased customer demands for our products. Our results of operations may be adversely affected if we fail to meet such increase in demand for our products without significantly increasing the lead-time required for our delivery of such products. Any significant increase in the lead-time for delivery of products may negatively affect our customer relationships, reputation as a dependable supplier of products and ability to obtain future design wins, while potentially increasing order cancellations, aged, unsaleable or otherwise unrealized backlog, and the likelihood of our breach of supply agreement terms. Any of the foregoing factors could negatively affect our future revenue growth and results of operations.

We may be liable for additional production costs and lost revenues to certain customers with whom we have entered into customer supply agreements if we are unable to meet certain product quantity and quality requirements.

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

If we fail to enter into future vendor managed inventory arrangements or fail to supply the specific product or quantity under such arrangements, the results of our operations and financial condition may be materially adversely impacted.

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

Our critical information systems are subject to attacks, interruptions and failures.

We rely on several information technology systems to provide products and services, process orders, manage inventory, process shipments to customers, keep financial, employee and other records, and operate other critical functions. We currently have, and are in the process of developing several more, systems and procedures that include, among other things, ongoing internal risk assessments to identify vulnerabilities, the creation of an internal group dedicated to reviewing cybersecurity threats, and the adoption of an information security policy. Despite our efforts to mitigate risks associated with cybersecurity events, our information technology systems may be susceptible to adaptive persistent threats (“APT”), catastrophic cybersecurity attacks, damage, disruptions or shutdowns due to power outages, hardware failures, computer malware and viruses, telecommunication failures, user errors, or other unforeseen events. Risks associated with these threats include, but are not limited to, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems, and increased costs to prevent, respond to or mitigate catastrophic cybersecurity events. A prolonged systemic disruption in the information technology systems could result in the loss of sales and customers and significant consequential costs, which could adversely affect our business. In addition, cybersecurity breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our customers, partners, suppliers, or employees which could result in our suffering significant financial or reputational damage.

We may encounter difficulties in the implementation of a new global execution system, which may adversely affect our operations and financial reporting.

We are in the process of implementing in phases a new global execution system (“GES”) as part of our efforts to integrate inventory movement with our financial reporting system. Any difficulties in the implementation or operation of GES could disrupt our supply chain execution which may lead to our inability to effectively supply products to our customers. Such developments could materially adversely affect our results of operations and financial reporting.

Material impairments of our goodwill or intangible assets could adversely affect our results of operations.

Goodwill is reviewed for impairment annually or more frequently if certain impairment indicators arise or upon the disposition of a significant portion of a reporting unit. The review compares the fair value for each reporting unit to its associated book value including goodwill. A decrease in the fair value associated with a reporting unit resulting from, among other things, unfavorable changes in the estimated future discounted cash flow of the reporting unit, may require us to recognize impairments of goodwill. Most of our intangible assets are amortized over their estimated useful lives, but they are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the future undiscounted cash flows expected to result from the use of the intangible asset and its eventual disposition is less than the carrying amount of the asset, we would recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value.

Our operating results may be adversely affected by unfavorable economic and market conditions.

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

Our quarterly operating results may fluctuate, which could adversely impact our common stock price.

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

Our stock price may be volatile.

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

Our independent distributors and sales representatives may terminate their relationship with us or fail to make payments on outstanding accounts receivable to us, which would adversely affect our financial results.

A portion of our sales is realized through independent electronics distributors that are not under our direct control. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their distribution relationship with us. In fiscal 2015, 36% of our revenues were generated from distributors the largest of which was Avnet, our primary world-wide distributor, which accounted for 19% of our revenues. We require certain foreign distributors to provide a letter of credit to us in an amount up to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not contractually protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, could be disruptive and harmful to our current business.

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

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

•
changes in tax laws or the interpretation of such tax laws, including the Base Erosion and Profit Shifting (“BEPS”) project being conducted by the Organization for Economic Co-operation and Development (“OECD”);

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

Political conditions could materially affect our revenues and results of operations.

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

Environmental, safety and health laws and regulations could force us to expend significant capital and incur substantial costs.

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

Employee health benefit costs may negatively impact our profitability.

With a large number of employees participating in our health benefit plans, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. While we have attempted to control these costs in recent years, there can be no assurance that we will be as successful in controlling such costs in the future. Continued increases in health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations.

Business interruptions from natural disasters could harm our ability to produce products.

We operate our business in worldwide locations. Some of our facilities and those of our subcontractors are located in geologically unstable areas of the world and are susceptible to damage from natural disasters. In the event of a natural disaster, we may suffer a disruption in our operations that could adversely affect our results of operations.

Our financial condition, operations and liquidity may be materially adversely affected in the event of a catastrophic loss for which we are self-insured.

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

We may pursue acquisitions and investments that could harm our operating results and may disrupt our business.

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

Our debt covenants may limit us from engaging in certain transactions or other activities.

We have entered into debt arrangements that contain certain covenants. The debt indentures that govern our outstanding notes include covenants that limit our ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit our ability to secure additional debt funding in the future. In circumstances involving a change of control of the Company followed by a downgrade of the rating of the notes, we would be required to make an offer to repurchase the affected notes at a purchase price greater than the aggregate principal amount of such notes, plus accrued and unpaid interest. Our ability to repurchase the notes in such events may be limited by our then-available financial resources or by the terms of other agreements to which we are a party. Although we currently have the funds necessary to retire this debt, funds might not be available to repay the notes when they become due in the future.

We have access to a revolving credit facility with certain institutional lenders. The credit agreement requires us to comply with certain covenants, including a requirement that we maintain a minimum debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio and a minimum interest coverage ratio (EBITDA divided by interest expense). We remain subject to these covenants although we have not borrowed any amounts from this credit facility as it may be necessary or appropriate to do so in the future.

We may be materially adversely affected by currency fluctuations or changes in trade policies.

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 88%, 87% and 88% of our net revenues in fiscal years 2015, 2014 and 2013, respectively, were from international sales. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products produced by our foreign competitors.

We are subject to a variety of domestic and international laws and regulations, including the use of “conflict minerals”, U.S. Customs and Export Regulations, and the Foreign Corrupt Practices Act.

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has promulgated new disclosure requirements for manufacturers of products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

Among other laws and regulations, we are also subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business, and the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business. While our Company policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other activities of the Company, which could have a material adverse impact on our results of operations and financial condition.

Our certificate of incorporation contains certain anti-takeover provisions that may discourage, delay or prevent a hostile change in control of our company.

Our certificate of incorporation permits our Board of Directors to authorize the issuance of up to 2,000,000 shares of preferred stock and to determine the rights, preferences and privileges and restrictions applicable to such shares without any further vote or action by our stockholders. Any such issuance might discourage, delay or prevent a hostile change in control of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters is in San Jose, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal offices and manufacturing facilities at June 27, 2015:

Principal Properties Owned	Use(s)	Approximate Floor Space (sq. ft.)

San Jose, California	Corporate headquarters, office space, engineering, manufacturing, administration, customer services, shipping and other	435,000

San Jose, California *	Wafer fabrication, office space and administration	78,000

N. Chelmsford, Massachusetts	Engineering, office space and administration	30,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	221,000

Farmers Branch, Texas	Office space, engineering, manufacturing, administration, bump facility, customer service, warehousing, shipping, and other (49,000 sq. ft. are not being utilized currently)	507,000

San Antonio, Texas	Wafer fabrication, office space and administration	389,000

Cavite, the Philippines	Manufacturing, engineering, administration, office space, customer service, shipping and other	489,000

Batangas, the Philippines *	Manufacturing, engineering, office space and other	80,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping and other	144,000

Chandler, Arizona	Office space, engineering and test	65,000

Principal Properties Leased	Use(s)	Approximate Floor Space (sq. ft.)
Hillsboro, Oregon *	Engineering, testing, office space and administration	325,000

Dublin, Ireland	Office space, administration and customer services	26,000

Colorado Springs, Colorado	Office space, engineering, and administration	24,000

Irvine, California	Office space, engineering, and administration	32,000

Rozanno, Italy	Office space, engineering, administration and other	32,000

Bangalore, India	Office space, engineering, administration and other	35,000

* During fiscal year 2015, we commenced activities to close down the operations in our San Jose, California fabrication facility, our Hillsboro, Oregon testing site, and our Batangas, the Philippines manufacturing site. We anticipate that the closure of these sites will occur in our fiscal year 2016 with related capacity and manufacturing requirements being transferred to our other existing manufacturing locations or alternatively to our third party subcontractors. In addition, we intend to transfer our wafer manufacturing facility in San Antonio, Texas to a foundry partner in fiscal year 2016 and to close our wafer level packaging manufacturing facility in Dallas, Texas by fiscal year 2018.

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

Indemnifications

We indemnify certain customers, distributors, suppliers and subcontractors for attorney fees, damages and costs awarded against such parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks or copyrights. The terms of our indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims.

Pursuant to our charter documents and separate written indemnification agreements, we have certain indemnification obligations to our current officers and directors, some current and former employees who are not officers, and some former officers and directors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol MXIM. As of August 7, 2015, there were approximately 750 stockholders of record of our common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2015 and 2014:

	High	Low
Fiscal Year ended June 27, 2015
First Quarter	$34.46	$29.31
Second Quarter	$31.97	$25.78
Third Quarter	$36.23	$31.02
Fourth Quarter	$35.65	$32.26

	High	Low
Fiscal Year ended June 28, 2014
First Quarter	$30.04	$27.11
Second Quarter	$30.22	$27.60
Third Quarter	$32.81	$27.86
Fourth Quarter	$35.41	$31.49

The following table sets forth the dividends paid per share for fiscal years 2015 and 2014:

	Fiscal Years
	2015	2014

First Quarter	$0.28	$0.26
Second Quarter	$0.28	$0.26
Third Quarter	$0.28	$0.26
Fourth Quarter	$0.28	$0.26

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 27, 2015:

	Issuer Purchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Mar. 29, 2015 - Apr. 25, 2015	289	$34.86	289	$592,686
Apr. 26, 2015 - May 23, 2015	365	$33.07	365	$580,617
May 24, 2015 - Jun. 27, 2015	403	$34.29	403	$566,780
Total	1,057	$34.02	1,057	$566,780

In July 2013, the Board of Directors authorized us to repurchase up to $1.0 billion of the Company's common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date. All prior authorizations by the Board of Directors for the repurchase of common stock were superseded by this authorization.

During fiscal year 2015, we repurchased approximately 6.2 million shares of our common stock for $195.1 million. As of June 27, 2015, we had a remaining authorization of $566.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index for the five years ended June 27, 2015. The graph and table assume that $100 was invested on June 25, 2010 (the last day of trading for the fiscal year ended June 26, 2010)

in each of our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor index are based on our fiscal year.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The returns shown are based on historical results and are not intended to suggest or predict future performance.

	Base Year	Fiscal Year Ended
	June 26, 2010	June 25, 2011	June 30, 2012	June 29, 2013	June 28, 2014	June 27, 2015
Maxim Integrated Products, Inc.	100.00	143.56	158.22	177.05	223.72	237.38
NASDAQ Composite-Total Return	100.00	120.43	134.73	158.44	207.32	242.26
Philadelphia Semiconductor-Total Return	100.00	112.82	112.40	139.10	190.42	216.22

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The data set forth below for the five-year period ended June 27, 2015 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in Part IV, Item 15(a) of this Annual Report. The following selected financial data as of June 29, 2013, June 30, 2012, and June 25, 2011 and for the two years in the period ended June 30, 2012 is derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012	June 25, 2011
	(in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,306,864	$2,453,663	$2,441,459	$2,403,529	$2,472,341
Cost of goods sold	1,034,997	1,068,898	944,892	952,677	942,377
Gross margin	$1,271,867	$1,384,765	$1,496,567	$1,450,852	$1,529,964
Gross margin %	55.1%	56.4%	61.3%	60.4%	61.9%

Operating income	$237,280	$422,291	$588,319	$534,797	$673,039
% of net revenues	10.3%	17.2%	24.1%	22.3%	27.2%

Income from continuing operations	$206,038	$354,810	$452,309	$354,918	$489,009
Income from discontinued operations, net of tax	—	—	2,603	31,809	—
Net income	$206,038	$354,810	$454,912	$386,727	$489,009

Earnings per share: Basic
From continuing operations	$0.73	$1.25	$1.55	$1.21	$1.65
From discontinued operations	—	—	0.01	0.11	—
Basic net income per share	$0.73	$1.25	$1.56	$1.32	$1.65

Earnings per share: Diluted
From continuing operations	$0.71	$1.23	$1.51	$1.18	$1.61
From discontinued operations	—	—	0.01	0.11	—
Diluted net income per share	$0.71	$1.23	$1.52	$1.29	$1.61

Shares used in the calculation of
earnings per share:
Basic	283,675	283,344	291,835	292,810	296,755

Diluted	288,949	289,108	298,596	300,002	303,377

Dividends declared and paid per share	$1.12	$1.04	$0.96	$0.88	$0.84

	As of
	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012	June 25, 2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,626,119	$1,372,425	$1,200,046	$956,386	$1,012,887
Working capital	$1,937,404	$1,688,067	$1,535,013	$943,977	$1,313,512
Total assets	$4,228,384	$4,405,618	$3,935,910	$3,737,946	$3,527,743
Long-term debt, excluding current portion	$1,000,000	$1,001,026	$503,573	$5,592	$300,000
Total stockholders' equity	$2,290,020	$2,429,911	$2,507,998	$2,538,277	$2,510,818

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part IV, Item 15(a), the risk factors included in Part I, Item 1A, and the “forward-looking statements” and other risks described herein and elsewhere in this Annual Report.

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

Revenue Recognition

We recognize revenue for sales to direct customers and sales to certain distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, collectability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. We estimate returns for sales to direct customers and certain distributors based on historical return rates applied against current period gross revenue. Specific customer returns and allowances are considered within this estimate.

Sales to certain distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates or price protection and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain distributors to return a small portion of our products in their inventory based on their previous purchases. Given the uncertainties associated with the levels of non-warranty product returns, sales price rebates, and price protection that could be issued to certain distributors, we defer recognition of such revenue and related cost of goods sold until receipt of notification from these distributors that product has been sold to their end-customers.

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

We estimate potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by us may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material.

At June 27, 2015 and June 28, 2014, we had $17.4 million and $16.2 million accrued for returns and allowances against accounts receivable, respectively. During fiscal years 2015 and 2014, we recorded $81.5 million and $75.3 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $80.2 million and $71.6 million for actual returns and allowances given during fiscal years 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. Our standard cost revision policy is to continuously monitor manufacturing variances and revise standard costs on a quarterly basis. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted as we release these reserves upon the ultimate product shipment. During fiscal years 2015, 2014 and 2013, we had net inventory write-downs of $28.6 million, $35.1 million and $19.2 million, respectively.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment (“ASC 360”). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. We recorded impairment charges of $67.0 million, $11.6 million, and $24.9 million during fiscal years 2015, 2014 and 2013, respectively.

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

Intangible asset reviews are performed when indicators exist that could indicate the carrying value may not be recoverable based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. During fiscal years 2015, 2014 and 2013, we recorded impairment of intangible assets of $8.9 million, $2.6 million and $2.8 million, respectively, related to write-offs of acquired in-process research and development.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with ASC 350 we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if we believe indicators of impairment exist. During the fourth quarter of fiscal year 2015, we changed our annual goodwill impairment testing date from the first quarter to the fourth quarter of each year. This change ensures the completion of the annual goodwill impairment test prior to the end of the annual reporting period, thereby aligning impairment testing procedures with year-end financial reporting. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

During the quarter ended December 27, 2014, goodwill for the Sensing Solutions reporting unit was determined to be impaired and we recorded a charge of $84.1 million. The Sensing Solutions reporting unit develops integrated circuits which are primarily sold in the consumer and automotive end customer markets. The impairment was the result of our decision within the quarter ended December 27, 2014 to exit certain market offerings that have competitive dynamics which are no longer consistent with our business objectives.

We determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Sensing Solutions reporting unit. The reporting unit’s carrying value exceeded its estimated fair value and, accordingly, a second phase of the goodwill impairment test (“Step 2”) was performed. Under Step 2, the fair value of all Sensing Solution’s assets and liabilities were estimated, including tangible assets and intangible assets (including existing and in-process technology) for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the carrying value of the goodwill to determine the amount of the impairment.

We estimated the fair value of the Sensing Solutions reporting unit using a weighting of fair values derived equally from the income and market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

In performing the goodwill impairment testing for the fiscal years 2014 and 2013, the fair value was in excess of the carrying value. As a result, no impairment charges were recorded associated with our goodwill during fiscal years 2014 and 2013.

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

ASC 740-10, Income Taxes (“ASC 740-10”), prescribes a recognition threshold and measurement framework for financial statement reporting and disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. Although we believe that our computation of tax benefits to be recognized and realized are reasonable, no assurance can be given that the final outcome will not be different from what was reflected in our income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made. See Note 17: “Income Taxes” in the Notes to Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report for further information related to ASC 740-10.

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

Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013

Net revenues	100%	100%	100%
Cost of goods sold	44.9%	43.6%	38.7%
Gross margin	55.1%	56.4%	61.3%
Operating expenses:
Research and development	22.6%	22.8%	21.9%
Selling, general and administrative	13.4%	13.2%	13.3%
Intangible asset amortization	0.7%	0.7%	0.6%
Impairment of long-lived assets	2.9%	0.5%	1.0%
Impairment of goodwill and intangible assets	4.0%	0.1%	0.1%
Severance and restructuring expenses	1.3%	1.0%	0.1%
Acquisition-related costs	—%	0.3%	—%
Other operating expenses (income), net	(0.1)%	0.6%	0.1%
Total operating expenses	44.8%	39.2%	37.1%
Operating income	10.3%	17.2%	24.2%
Interest and other income (expense), net	0.4%	(0.5)%	(0.7)%
Income before provision for income taxes	10.7%	16.7%	23.5%
Provision for income taxes	1.7%	2.2%	4.8%
Income from continuing operations	9.0%	14.5%	18.7%
Income from discontinued operations, net of tax	—%	—%	0.1%
Net income	9.0%	14.5%	18.8%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013

Cost of goods sold	0.5%	0.5%	0.5%
Research and development	1.8%	1.9%	1.8%
Selling, general and administrative	1.1%	1.1%	1.0%
	3.4%	3.5%	3.3%

Net Revenues

We reported net revenues of $2,306.9 million, $2,453.7 million and $2,441.5 million in fiscal years 2015, 2014 and 2013, respectively. Our net revenues in fiscal year 2015 decreased by 6.0% compared to our net revenues in fiscal year 2014. Revenues from consumer products were down 23% mainly due to lower demand for products in the consumer end market primarily from smartphone customers. This decrease was partially offset by an increase in net revenues in automotive of 38%, mainly due to product offered in the automotive end market with new design win ramps across multiple applications and customers.

Our net revenues in fiscal year 2014 increased by 0.5%, compared to our net revenues in fiscal year 2013. Revenues from automotive, communications and data center, and industrial products were up 43%, 20% and 9%, respectively, due to an increase in shipments of our products offered in the automotive end market with new design win ramps across multiple applications and customers, an increase in server revenues driven by the Volterra acquisition and in demand driven by network and datacom, and cable infrastructure products in the communications and data center end market, and an increase in control and automation shipments in the industrial end market. This increase was offset by a decrease in net revenues in consumer and computing products of 16% and 4%, respectively, mainly due to lower demand for products in the consumer end market primarily from smartphones. The decrease in net revenues in consumer products was primarily attributable to a weakness in demand for the products of our leading customer.

Approximately 88%, 87% and 88% of our net revenues in fiscal years 2015, 2014 and 2013, respectively, were derived from customers located outside the United States, primarily in Asia and Europe. While more than 95% of our sales are denominated in U.S. dollars, we enter into foreign currency forward contracts to mitigate its risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and our results of operations for fiscal years 2015, 2014 and 2013 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 55.1% in fiscal year 2015 compared to 56.4% in fiscal year 2014. Our gross margin decreased by 1.3%, primarily resulted from a $51.5 million increase in accelerated depreciation relating to the San Jose wafer fabrication facility shut down and, a $9.9 million increase in incremental amortization related to Volterra intangible assets due to a full year of amortization in fiscal year 2015 as compared to nine months of amortization in fiscal year 2014. This decrease was mitigated by a $19.0 million reduction in product warranty related expenses.

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

Research and Development

Research and development expenses were $521.8 million and $558.2 million for fiscal years 2015 and 2014, respectively, which represented 22.6% and 22.8% of net revenues, respectively. The decrease in research and development expenses was primarily attributable to a decrease in salaries and related expenses of $19.4 million as a result of headcount reductions related to restructuring programs and spending control efforts.

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

Selling, General and Administrative

Selling, general and administrative expenses were $308.1 million and $324.7 million in fiscal years 2015 and 2014, respectively, which represented 13.4% and 13.2% of net revenues, respectively. The $16.6 million decrease was primarily attributable to spending control efforts and a $10.2 million decrease in salaries and related expenses primarily resulting from lower total headcount.

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

Impairment of Long-lived Assets

Impairment of long-lived assets was $67.0 million in fiscal year 2015 and $11.6 million in fiscal year 2014, which represented 2.9% and 0.5% of net revenues, respectively. The $55.4 million increase was primarily due to the equipment impairment associated with the Sensing Solutions reporting unit. For details, please refer to Note 10: “Impairment of long-lived assets” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

Impairment of long-lived assets was $11.6 million in fiscal year 2014 and $24.9 million in fiscal year 2013, which represented 0.5% and 1.0% of net revenues, respectively. The $13.3 million decrease was primarily due to lower levels of certain assets classified as excess property, plant and equipment and certain assets classified as held for sale written down to fair value less cost to sell, including used fabrication tools and test equipment.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets was $93.0 million in fiscal year 2015 and $2.6 million in fiscal year 2014. The $90.4 million increase was primarily driven by impairments to goodwill and in-process research and development for the Sensing Solutions reporting unit. The Sensing Solutions reporting unit develops integrated circuits that are primarily sold in the consumer and automotive end customer markets. The impairment was the result of our decision within the quarter ended December 27, 2014 to exit certain market offerings that have competitive dynamics which are no longer consistent with our business objectives. For details, please refer to Note 8: “Goodwill and intangible assets” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

Impairment of goodwill and intangible assets was $2.6 million in fiscal year 2014 and $2.8 million in fiscal year 2013. There were no significant fluctuations in any specific items making up the impairment of goodwill and intangible assets expenses.

Severance and Restructuring Expenses

Severance and restructuring expenses were $30.6 million in fiscal year 2015 and $24.9 million in fiscal year 2014, which represented 1.3% and 1.0% of net revenues, respectively. The $5.7 million increase was primarily due to restructuring activities which took place during fiscal 2015, primarily $23.9 million associated with the major reorganization of the Company's business units as well as $6.7 million associated with the decision to shut down our San Jose wafer fabrication facility. For details, please refer to Note 18: “Restructuring Activities” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

During the fiscal year 2015, we commenced activities to close down the operations in our San Jose wafer fabrication facility, our Hillsboro, Oregon testing site, and our Batangas, the Philippines manufacturing site. Additionally, we announced the planned transfer of our wafer manufacturing facility in San Antonio, Texas to a foundry partner and to close our wafer level packaging manufacturing facility in Dallas, Texas during our fourth fiscal quarter of 2015 earnings call. As a result of these actions, we expect to incur additional severance and restructuring expenses throughout our fiscal year 2016.

Severance and restructuring expenses were $24.9 million in fiscal year 2014 and $2.8 million in fiscal year 2013, which represented 1.0% and 0.1% of net revenues, respectively. The $22.1 million increase was primarily due to a $10.8 million increase in severance and restructuring expenses associated with the reorganization of certain business units and an $11.0 million increase in severance costs associated with restructuring plans arising from the Volterra acquisition. The reorganizations were driven by the desire to focus on specific investment areas, simplify business processes and eliminate redundant positions.

Acquisition-Related Costs

Acquisition-related costs were $7.0 million in fiscal year 2014, and included banker, legal, and other Volterra acquisition-related costs.

Other Operating Expenses (Income), Net

Other operating expenses (income), net were $(2.0) million and $15.8 million in fiscal year 2015 and 2014, respectively, which represented (0.1)% and 0.6% of net revenues, respectively. The net decrease in other operating expenses of $17.8 million was primarily driven by a change in estimate to an expected loss on rent expense for vacated office space of $3.4 million as well as the absence of one-time expenses incurred in fiscal year 2014 such as the $6.0 million intellectual property infringement legal settlement and the impairment of notes receivable of $4.1 million related to a divestiture.

Other operating expenses (income), net were $15.8 million and $3.1 million in fiscal years 2014 and 2013, respectively, which represented 0.6% and 0.1% of net revenues, respectively. The net increase in other operating expenses (income) of $12.7 million was primarily attributable to a $6.0 million intellectual property infringement legal settlement and an impairment of notes receivable of $4.1 million related to a divestiture.

Interest and Other Income (Expense), Net

Interest and other income (expense), net were $8.9 million in fiscal year 2015 and $(13.1) million in fiscal year 2014, which represented 0.4% and (0.5)% of net revenues, respectively. The net decrease in expenses of $22.0 million to an income position was primarily attributable to the gain of $35.8 million on the sale of our Captive Touch business, which occurred in June 2015. This gain was partially offset by a $14.0 million decrease in income from licensing intellectual property and $5.5 million in additional interest expense resulting from the issuance of long-term notes.

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

Provision for Income Taxes

Our annual income tax expense from continuing operations was $40.1 million, $54.4 million, and $118.0 million, in fiscal years 2015, 2014 and 2013, respectively. The effective tax rate from continuing operations was 16.3%, 13.3% and 20.7% for fiscal years 2015, 2014 and 2013, respectively. Our federal statutory tax rate is 35%.

Our fiscal year 2015 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates, a $2.9 million tax benefit for fiscal year 2014 research tax credits that were generated by the retroactive extension of the federal research tax credit to January 1, 2014 by legislation that was signed into law on December 19, 2014, and a $24.8 million tax benefit for the favorable settlement of a Singapore tax issue, partially offset by a $84.1 million goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected.

Our fiscal year 2014 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates and a $35.6 million one-time benefit for fixed asset Federal tax basis adjustments generated by prior year depreciation expense that did not provide a tax benefit in prior years, partially offset by stock-based compensation for which no tax benefit is expected.

Our fiscal year 2013 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates, partially offset by stock-based compensation for which no tax benefit is expected. The income tax provision for the fiscal year 2013 included a $3.9 million discrete tax benefit for the retroactive extension of the U.S. federal research tax credit to January 1, 2012 by legislation that was signed into law on January 2, 2013 and a $21.4 million discrete tax charge for research and development expenses of a foreign subsidiary for which no tax benefit is expected.

We have various entities domiciled within and outside the United States. The following is a breakout of our U.S. and Foreign income from continuing operations before income taxes:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Domestic pre-tax income	$68,289	$87,630	$69,680
Foreign pre-tax income	177,881	321,596	500,599
Total	$246,170	$409,226	$570,279

A relative increase in earnings in lower tax jurisdictions, such as Ireland, may lower our consolidated effective tax rate, while a relative increase in earnings in higher tax jurisdictions, such as the United States, may increase our consolidated effective tax rate.

In fiscal year 2015 the percentage of pre-tax income from our foreign operations declined, which was primarily due to goodwill and in-process research and development impairment charges realized by a foreign affiliate and accelerated depreciation generated by the San Jose wafer fabrication facility shutdown that was charged to a foreign affiliate. The impact of pre-tax income from foreign operations reduced our effective tax rate by 24.6 percentage points in fiscal year 2015 as compared to 19.1 percentage points in fiscal year 2014. The increased fiscal year 2015 tax rate benefit from foreign operations was primarily attributable to a

$24.8 million tax benefit in fiscal year 2015 for the favorable settlement of a Singapore tax issue, partially offset by the relative decrease in fiscal year 2015 pre-tax income from foreign operations.

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

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In the first quarter of our fiscal year 2015, we adopted Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the Consolidated Balance Sheets. The adoption of this standard did not have a material impact on our Consolidated Balance Sheets.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 redefines discontinued operations as disposals representing a strategic shift in operations and having a major effect on the organization’s operations and financial results. We early adopted this accounting standard update in the fourth quarter of fiscal year 2015. During fiscal year 2015, we recognized a gain of $35.8 million recorded in interest and other income (expense), net for the sale of our Captive Touch business which did not meet the criteria of discontinued operations under this accounting standard.

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 uses a five-step model to determine revenue recognition in contracts with customers. We are currently evaluating the potential impact of this standard on its financial statements. ASU No. 2014-09 is effective in our first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. Early adoption in the first quarter of fiscal year 2018 is permitted.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective beginning in the first quarter of our fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The guidance is not expected to have a significant impact to our consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Cash flows were as follows:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Net cash provided by (used in) operating activities	$693,706	$776,107	$817,935
Net cash provided by (used in) investing activities	(36,073)	(609,439)	(139,372)
Net cash provided by (used in) financing activities	(429,140)	(19,182)	(384,637)
Net increase (decrease) in cash and cash equivalents	$228,493	$147,486	$293,926
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $693.7 million in fiscal year 2015, a decrease of $82.4 million compared with fiscal year 2014. This decrease was primarily a result of $206.0 million of net income, a $148.8 million decrease from fiscal year 2014 and a net change in assets and liabilities of $61.0 million, a $50.0 million decrease in cash provided by operating activities from fiscal year 2014. These decreases were partially offset by non-cash adjustments to net income of $426.7 million, which increased cash provided by operating activities by $116.4 million compared with fiscal year 2014. The movement in non-cash adjustments primarily resulted from impairment of the Sensing Solutions reporting unit goodwill of $84.1 million and increased depreciation of $54.8 million, primarily associated with accelerated depreciation for the San Jose wafer fabrication facility shut down.

Cash from operations for fiscal year 2014 decreased by approximately $41.8 million compared with fiscal year 2013. This decrease was due to lower net income of $100.1 million and lower deferred taxes of $57.5 million, which was partially offset by lower cash use of $66.8 million and $55.9 million relating to other current assets and inventory, respectively.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $573.4 million for fiscal year 2015 compared with fiscal year 2014. The decrease was due primarily to relative decrease in cash used for acquisitions of $451.5 million relating to the Volterra acquisition in fiscal year 2014, $56.7 million of reduction in capital expenditures relating to property, plant and equipment due to spending control efforts and $35.6 million in cash proceeds from the sale of our Captive Touch business.

Cash used in investing activities increased by $470.1 million for fiscal year 2014 compared with fiscal year 2013. The increase was due primarily to relative increases in cash used for acquisitions of $451.5 million relating to the Volterra acquisition, a $50.0 million increase relating to purchase of U.S. treasury securities and lower proceeds from maturity of investments of $23.0 million. These increases were offset by $70.2 million of reduction in capital expenditures relating to property, plant and equipment.

Financing activities

Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of notes payables, payment of dividends to stockholders, proceeds from stock option exercises and employee stock purchase plan and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities increased by approximately $410.0 million for fiscal year 2015 compared with fiscal year 2014. This increase was due primarily to the issuance of the $500 million notes net of issuance cost and discount in fiscal year 2014, as offset by less repurchases of common stock of $110.2 million.

Net cash used in financing activities decreased by approximately $365.5 million for fiscal year 2014 compared with fiscal year 2013. This decrease was due primarily to lower required repayments of notes payable of $298.8 million and less repurchases of common stock of $69.8 million.

Liquidity and Capital Resources

As of June 27, 2015, our available funds consisted of $1.6 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Debt Levels

On November 21, 2013, we completed a public offering of $500 million aggregate principal amount of our 2.5% coupon senior unsecured and unsubordinated notes due in November 2018 (“2018 Notes”).

On March 18, 2013, we completed a public offering of $500 million aggregate principal amount of our 3.375% senior unsecured and unsubordinated notes due in March 2023 (“2023 Notes”).

The debt indentures that govern the 2023 Notes and the 2018 Notes, respectively, include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, which could limit our ability to secure additional debt funding in the future. In circumstances involving a change of control of the Company followed by a downgrade of the rating of the 2023 Notes or the 2018 Notes, we would be required to make an offer to repurchase the affected notes at a purchase price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.

Available borrowing resources

We have access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires us to comply with certain covenants, including a requirement that we maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 27, 2015, we had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 27, 2015, and the effect such obligations are expected to have on the our liquidity and cash flows in future periods. This table excludes amounts already recorded on our Consolidated Balance Sheet as current liabilities at June 27, 2015:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:	(in thousands)
Operating lease obligations (1)	$34,460	$10,270	$14,133	$3,943	$6,114
Long-term debt obligations (2)	1,001,024	1,024	—	500,000	500,000
Interest payments associated with long-term debt obligations (3)	172,439	29,375	58,750	38,611	45,703
Inventory related purchase obligations (4)	45,260	12,969	20,229	6,173	5,889
Total	$1,253,183	$53,638	$93,112	$548,727	$557,706

(1) We lease some facilities under non-cancelable operating lease agreements that expire at various dates through 2029.
(2) Long-term debt represents amounts primarily due for our long-term notes.
(3) Interest payments associated with our long-term notes.
(4) We order some materials and supplies in advance or with minimum purchase quantities. We are obligated to pay for the materials and supplies when received.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included above. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

As of June 27, 2015, our gross unrecognized income tax benefits were $427.6 million which excludes $34.4 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 27, 2015, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, short-term investments and notes payable. See Note 5: “Financial Instruments” in the Notes to Consolidated Financial Statements included in this Annual Report. We do not use derivative financial instruments to hedge the ongoing risk of interest rate volatility. At June 27, 2015, we maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are generally invested only in U.S. government or agency securities and are all available on a daily basis. Our short term investments are in U.S. government securities and our long term notes are all fixed rate securities.

To assess the interest rate risk associated with our investment portfolio, we performed sensitivity analysis for our long term notes as of June 27, 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 100 basis points increase in the levels of interest rates across the entire yield curve, with all other variables held constant. The discount rates used were based on the market interest rates in effect at June 27, 2015. The sensitivity analysis indicated that a hypothetical 100 basis points increase in interest rates would result in a reduction in the fair values of our long term notes, of $50.6 million.

Foreign Currency Risk

We generate less than 1.0% of our revenues in various global markets based on orders obtained in currencies other than the U.S. Dollar. We incur expenditures denominated in non-U.S. currencies, primarily the Philippine Peso associated with our manufacturing activities in the Philippines, and expenditures for sales offices and research and development activities undertaken outside of the U.S. We are exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. We have established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. We do not use derivative financial instruments for speculative or trading purposes. We routinely hedge our exposure to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under ASC No. 815-Derivatives and Hedging (“ASC 815”), the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income or loss and reclassified into earnings into the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized each period in interest and other income (expense), net.

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

As of June 27, 2015, we had outstanding foreign currency derivative contracts with a total notional amount of $117.3 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 10% against the U.S. dollar, our foreign currency derivative contracts outstanding as of June 27, 2015 would experience a loss (gain) of approximately $5.3 million.

Foreign exchange contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the fiscal years ended June 27, 2015 and June 28, 2014.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 27, 2015. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 27, 2015.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 27, 2015. Management's assessment of internal control over financial reporting was conducted using the criteria in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of June 27, 2015, our internal control over financial reporting was effective, in all material respects, based on these criteria. Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, audited the effectiveness of the Company's internal control over financial reporting, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
San Jose, California
We have audited the internal control over financial reporting of Maxim Integrated Products, Inc. and subsidiaries (the “Company”) as of June 27, 2015, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended June 27, 2015 of the Company and our report dated August 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
San Jose, California
August 17, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings “Audit Committee and Audit Committee Financial Expert,” “Proposal 1 - Election of Directors” and Section 16(a) “Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and ages as of June 27, 2015.

Name	Age	Position
Tunc Doluca	57	President and Chief Executive Officer
Bruce E. Kiddoo	54	Senior Vice President and Chief Financial Officer
David A. Caron	55	Vice President and Chief Accounting Officer
Vivek Jain	55	Senior Vice President, Manufacturing Operations
Edwin Medlin	58	Senior Vice President, General Counsel
Matthew J. Murphy	42	Executive Vice President, Business Units, Sales, and Marketing
Christopher J. Neil	49	Senior Vice President, Maxim Ventures
Steven Yamasaki	60	Vice President, Human Resources

Mr. Doluca has served as a director of Maxim Integrated as well as the President and Chief Executive Officer since January 2007. He joined Maxim Integrated in October 1984 and served as Vice President from 1994 to 2004. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1994, he served in a number of integrated circuit development positions.

Mr. Kiddoo joined Maxim Integrated in September 2007 as Vice President of Finance. On October 1, 2008, Mr. Kiddoo was appointed Chief Financial Officer and Principal Accounting Officer of Maxim Integrated and was appointed Senior Vice President in September 2009. Prior to joining Maxim Integrated, Mr. Kiddoo held various positions at Broadcom Corporation, a global semiconductor company, beginning in December 1999. Mr. Kiddoo served as Broadcom’s Corporate Controller and Principal Accounting Officer from July 2002 and served as Vice President from January 2003. He also served as Broadcom’s Acting Chief Financial Officer from September 2006 to March 2007.

Mr. Caron has served as Maxim Integrated’s Corporate Controller since July 2003 and, prior to that, served as Maxim Integrated’s Director of Accounting from December 1998 to July 2003. Mr. Caron was appointed Vice President and Chief Accounting Officer in August 2010. Mr. Caron, who worked at Ernst & Young LLP from 1988 to 1995, is a Certified Public Accountant in the state of California (inactive).

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

Mr. Medlin joined Maxim Integrated in November 1999 as Director and Associate General Counsel. He was promoted to Vice President and Senior Counsel in April 2006, was appointed General Counsel in September 2010, and he was promoted to Senior Vice President, and General Counsel in May 2015. Prior to joining Maxim Integrated, he was with the law firm of Ropers, Majeski, Kohn and Bentley between 1987 and 1994 where he held various positions, including director. Between 1994 and 1997, he held the positions of General Counsel, and later, General Manager, at Fox Factory, Inc., a privately held manufacturing company.

Between 1997 and 1999 he held the positions of General Counsel and later, Vice President of Global Sales and Marketing, at RockShox, Inc., a publicly traded corporation.

Mr. Murphy joined Maxim Integrated in July 1994 and was promoted to Vice President in November 2006 and to Senior Vice President in September 2011.  In May 2015, Mr. Murphy was promoted to Executive Vice President of Business Units, Sales, and Marketing. Prior to November 2006, he served in a number of business unit and executive management positions.

Mr. Neil joined Maxim Integrated in September 1990, was promoted to Vice President in April 2006, was named Division Vice President in September 2009 and was promoted to Senior Vice President in September 2011. Prior to 2006, he held several engineering and executive management positions. From 2011 to 2015, Mr. Neil created and ran the Company’s Industrial & Medical Solutions Group, focused on providing solutions for healthcare, factory productivity, energy, financial terminals, and security. In May 2015, Mr. Neil was appointed to create and lead the Maxim Ventures, the Company’s venture arm

Mr. Yamasaki joined Maxim Integrated in April 2010 as Vice President of Human Resources. Prior to joining Maxim Integrated, he was Corporate Vice President of Human Resources of Applied Materials from 2008 to 2010, and was Executive Vice President of Human Resources of YRC Worldwide from 2004 to 2008. Before joining YRC Worldwide, Mr. Yamasaki was Vice President of Human Resources at ConAgra Foods Inc. and Honeywell International.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors and employees, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or group, and (v) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at http://www.maximintegrated.com/company/policy. The contents of our website are not incorporated into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of Compensation Committee” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings “Report of the Audit Committee” and “Principal Accountant Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements.	40
	Consolidated Balance Sheets at June 27, 2015 and June 28, 2014	40
	Consolidated Statements of Income for each of the three years in the period ended June 27, 2015	41
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 27, 2015	42
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 27, 2015	43
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 27, 2015	44
	Notes to Consolidated Financial Statements	45
	Report of Independent Registered Public Accounting Firm	81
(2)	Financial Statement Schedule.
	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.
	Schedule II - Valuation and Qualifying Accounts	82
	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 27, 2015	June 28, 2014
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,550,965	$1,322,472
Short-term investments	75,154	49,953

Total cash, cash equivalents and short-term investments	1,626,119	1,372,425
Accounts receivable, net of allowances of $18,286 in 2015 and $17,750 in 2014	278,844	295,828
Inventories	288,474	289,292
Deferred tax assets	77,306	74,597
Other current assets	49,838	54,560

Total current assets	2,320,581	2,086,702
Property, plant and equipment, net	1,090,739	1,331,519
Intangible assets, net	261,652	360,994
Goodwill	511,647	596,637
Other assets	43,765	29,766

TOTAL ASSETS	$4,228,384	$4,405,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88,322	$102,076
Income taxes payable	34,779	20,065
Accrued salary and related expenses	181,360	186,732
Accrued expenses	48,389	64,028
Deferred revenue on shipments to distributors	30,327	25,734

Total current liabilities	383,177	398,635
Long-term debt	1,000,000	1,001,026
Income taxes payable	410,378	362,802
Deferred tax liabilities	90,588	159,879
Other liabilities	54,221	53,365

Total liabilities	1,938,364	1,975,707

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 284,823 in 2015 and 284,441 in 2014	283	285
Additional paid-in capital	27,859	23,005
Retained earnings	2,279,112	2,423,794
Accumulated other comprehensive loss	(17,234)	(17,173)

Total stockholders' equity	2,290,020	2,429,911

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,228,384	$4,405,618

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands, except per share data)

Net revenues	$2,306,864	$2,453,663	$2,441,459
Cost of goods sold	1,034,997	1,068,898	944,892
Gross margin	1,271,867	1,384,765	1,496,567
Operating expenses:
Research and development	521,772	558,168	534,819
Selling, general and administrative	308,065	324,734	324,282
Intangible asset amortization	16,077	17,690	15,525
Impairment of long-lived assets	67,042	11,644	24,929
Impairment of goodwill and intangible assets	93,010	2,580	2,800
Severance and restructuring expenses	30,642	24,902	2,829
Acquisition-related costs	—	6,983	—
Other operating expenses (income), net	(2,021)	15,773	3,064
Total operating expenses	1,034,587	962,474	908,248
Operating income	237,280	422,291	588,319
Interest and other income (expense), net	8,890	(13,065)	(18,040)
Income before provision for income taxes	246,170	409,226	570,279
Provision for income taxes	40,132	54,416	117,970
Income from continuing operations	206,038	354,810	452,309
Income from discontinued operations, net of tax	—	—	2,603
Net income	$206,038	$354,810	$454,912

Earnings per share: Basic
From continuing operations	$0.73	$1.25	$1.55
From discontinued operations	—	—	0.01
Basic	$0.73	$1.25	$1.56

Earnings per share: Diluted
From continuing operations	$0.71	$1.23	$1.51
From discontinued operations	—	—	0.01
Diluted	$0.71	$1.23	$1.52

Shares used in the calculation of earnings per share:
Basic	283,675	283,344	291,835

Diluted	288,949	289,108	298,596

Dividends declared and paid per share	$1.12	$1.04	$0.96

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Net income	$206,038	$354,810	$454,912
Other comprehensive income, net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0 in 2015, $13 in 2014, $103 in 2013, respectively	33	77	(179)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(92) in 2015, $(195) in 2014, $98 in 2013, respectively	64	993	(808)
Change in net unrealized gains and losses on cumulative translation adjustment	—	391	—
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(458) in 2015, $1,274 in 2014, $(1,295) in 2013, respectively	369	(4,535)	1,606
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	(527)	1,648	(932)
Other comprehensive income (loss), net	(61)	(1,426)	(313)
Total comprehensive income	$205,977	$353,384	$454,599

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balance, June 30, 2012	292,732	$293	$—	$2,553,418	$(15,434)	$2,538,277
Net income	—	—	—	454,912	—	454,912
Other comprehensive income (loss), net	—	—	—	—	(313)	(313)
Repurchase of common stock	(12,761)	(13)	(170,464)	(204,658)	—	(375,135)
Net issuance of restricted stock units	2,127	2	(29,044)	—	—	(29,042)
Stock options exercised	3,922	4	71,338	—	—	71,342
Stock based compensation	—	—	83,678	—	—	83,678
Tax benefit on settlement of equity instruments	—	—	8,197	—	—	8,197
Common stock issued under Employee Stock Purchase Plan	1,600	2	36,295	—	—	36,297
Dividends declared and paid	—	—	—	(280,215)	—	(280,215)
Balance, June 29, 2013	287,620	$288	$—	$2,523,457	$(15,747)	$2,507,998
Net income	—	—	—	354,810	—	354,810
Other comprehensive income (loss), net	—	—	—	—	(1,426)	(1,426)
Repurchase of common stock	(10,424)	(10)	(145,006)	(160,298)	—	(305,314)
Net issuance of restricted stock units	1,992	2	(31,386)	—	—	(31,384)
Stock options exercised	3,569	3	69,636	—	—	69,639
Stock based compensation	—	—	85,324	—	—	85,324
Tax shortfall on settlement of equity instruments	—	—	(68)	—	—	(68)
Substitution of stock-based compensation awards in connection with acquisition	—	—	1,698	—	—	1,698
Common stock issued under Employee Stock Purchase Plan	1,684	2	42,807	—	—	42,809
Dividends declared and paid	—	—	—	(294,175)	—	(294,175)
Balance, June 28, 2014	284,441	$285	$23,005	$2,423,794	$(17,173)	$2,429,911
Net income	—	—	—	206,038	—	206,038
Other comprehensive income (loss), net	—	—	—	—	(61)	(61)
Repurchase of common stock	(6,210)	(6)	(162,271)	(32,811)	—	(195,088)
Net issuance of restricted stock units	1,792	—	(27,793)	—	—	(27,793)
Stock options exercised	3,169	3	58,584	—	—	58,587
Stock based compensation	—	—	79,381	—	—	79,381
Tax benefit on settlement of equity instruments	—	—	8,155	—	—	8,155
Modification of liability to equity instruments	—	—	7,848	—	—	7,848
Common stock issued under Employee Stock Purchase Plan	1,631	1	40,950	—	—	40,951
Dividends declared and paid	—	—	—	(317,909)	—	(317,909)
Balance, June 27, 2015	284,823	$283	$27,859	$2,279,112	$(17,234)	$2,290,020

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$206,038	$354,810	$454,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	79,491	85,452	83,808
Depreciation and amortization	299,396	244,593	207,136
Deferred taxes	(72,507)	(32,159)	25,372
In process research and development written-off	8,900	2,580	2,800
Loss (gain) from sale of property, plant and equipment	419	2,187	(1,156)
Tax benefit (shortfall) on settlement of equity instruments	8,155	(68)	8,197
Excess tax benefit from stock-based compensation	(12,549)	(14,192)	(18,923)
Impairment of long-lived assets	67,010	11,644	24,929
Impairment of goodwill	84,110	—	—
Impairment of investments in privately-held companies	94	10,260	700
Loss (gain) on sale of business	(35,849)	—	(3,285)
Changes in assets and liabilities:
Accounts receivable	16,984	13,340	32,023
Inventories	2,163	20,672	(35,245)
Other current assets	(8,783)	45,557	(21,233)
Accounts payable	(4,201)	(11,255)	(32,510)
Income taxes payable	62,350	54,492	70,156
Deferred revenue on shipments to distributors	4,593	(823)	277
All other accrued liabilities	(12,108)	(10,983)	19,977
Net cash provided by (used in) operating activities	693,706	776,107	817,935

Cash flows from investing activities:
Purchases of property, plant and equipment	(75,816)	(132,523)	(216,672)
Proceeds from sale of property, plant, and equipment	29,035	5,293	19,196
Proceeds from sale of property, plant and equipment through note receivable	—	—	10,786
Payments in connection with business acquisitions, net of cash acquired	—	(459,256)	(2,767)
Proceeds from sale of business	35,550	—	—
Purchases of available-for-sale securities	(25,142)	(49,953)	—
Purchases of privately-held companies securities	(200)	—	(500)
Proceeds from sale of investments in privately-held companies	500	—	585
Proceeds from maturity of available-for-sale securities	—	27,000	50,000
Net cash provided by (used in) investing activities	(36,073)	(609,439)	(139,372)

Cash flows from financing activities
Excess tax benefit from stock-based compensation	12,549	14,192	18,923
Contingent consideration paid	—	(4,705)	(13,781)
Repayment of notes payable	(437)	(4,708)	(303,500)
Issuance of debt	—	497,895	494,395
Debt issuance cost	—	(3,431)	(3,921)
Net issuance of restricted stock units	(27,793)	(31,384)	(29,042)
Proceeds from stock options exercised	58,587	69,639	71,342
Issuance of common stock under employee stock purchase program	40,951	42,809	36,297
Repurchase of common stock	(195,088)	(305,314)	(375,135)
Dividends paid	(317,909)	(294,175)	(280,215)
Net cash provided by (used in) financing activities	(429,140)	(19,182)	(384,637)

Net increase (decrease) in cash and cash equivalents	228,493	147,486	293,926
Cash and cash equivalents:
Beginning of year	1,322,472	1,174,986	881,060
End of year	$1,550,965	$1,322,472	$1,174,986

Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the year for income taxes	$40,500	$(6,455)	$19,080
Cash paid for interest	29,410	22,861	10,624

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$4,921	$14,474	$16,825
Modification of liability to equity instruments	$7,848	$—	$—

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

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal year 2015, 2014, and 2013 were 52-week fiscal years (ended on June 27, 2015, June 28, 2014, and June 29, 2013, respectively).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Instruments

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso associated with the Company's manufacturing activities in the Philippines, and expenditures for sales offices and research and development activities undertaken outside of the U.S. The Company is exposed to fluctuations in foreign currency exchange rates primarily on orders and accounts receivable from sales in these foreign currencies and cash flows for expenditures in these foreign currencies. The

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts to hedge exposures associated with its expenditures denominated in Philippine Pesos and South Korean Won. The Company enters into contracts for its accounts receivable and backlog denominated in Japanese Yen, British Pound and Euro. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract.

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

The Company evaluates the recoverability of property, plant and equipment in accordance with Accounting Standards Codification (“ASC”) No. 360, Accounting for the Property, Plant, and Equipment. (“ASC 360”). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on their expected discounted future cash flows attributable to those assets. All long-lived assets classified as held for sale are reported at the lower of carrying amount or fair market value, less expected selling costs.

During the second quarter of fiscal year 2015, the Company tested the recoverability of the long-lived assets (other than goodwill) associated with the Sensing Solutions business unit and concluded that existing Property, plant and equipment, net was impaired by $45.2 million. The Company reached its conclusion regarding the asset impairment after determining that the undiscounted cash flows fell below the net book value of the net assets of the Sensing Solutions reporting unit (the asset group). As a result, the Company reduced the assets to their fair value after conducting an evaluation of each asset’s alternative use, the condition of the asset and the current market pricing and demand.

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

Intangible asset reviews are performed when indicators exist that could indicate the carrying value may not be recoverable based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. During fiscal years 2015, 2014 and 2013, the Company recorded impairment of intangible assets of $8.9 million, $2.6 million and $2.8 million, respectively, related to write-offs of acquired In-process research and development (“IPR&D”).

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with ASC 350, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. During the fourth quarter of fiscal year 2015, the Company changed its annual goodwill impairment testing date from the first quarter to the fourth quarter of each year. This change ensures the completion of the annual goodwill impairment test prior to the end of the annual reporting period, thereby aligning impairment testing procedures with year-end financial reporting and annual long-range plan and forecasting process. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

The Company performed the annual goodwill impairment analysis during the first quarter of fiscal year 2015 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value. During the second quarter of fiscal 2015, goodwill for the Sensing Solutions reporting unit was determined to be impaired and the Company recorded a charge of $84.1 million. The impairment was the result of the Company’s decision during the second quarter of fiscal 2015 to exit certain market offerings that have competitive dynamics which are no longer consistent with the Company’s business objectives. The Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Sensing Solutions reporting unit. The reporting unit’s carrying value exceeded its estimated fair value and, accordingly, a second phase of the goodwill impairment test (“Step 2”) was performed. Under Step 2, the fair value of all Sensing Solution’s assets and liabilities were estimated, including tangible assets and intangible assets (including existing and in-process technology) for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the carrying value of the goodwill to determine the amount of the impairment. The Company estimated the fair value of the Sensing Solutions reporting unit using a weighting of fair values derived equally from the income and market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to achieve the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

No other indicators or instances of impairment were identified during fiscal year 2015. No impairment charges were recorded associated with the Company's goodwill during fiscal years 2014 and 2013.

Product Warranty

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product claims. In limited circumstances and for strategic customers in certain unique industries and applications, the Company's product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and/or damages results from the defective product.

Accruals are based on specifically identified claims and on the estimated, undiscounted cost of incurred-but-not-reported claims. If there is a material increase in the rate of customer claims compared with the Company's historical experience or if the Company's estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. The short-term and long-term portions of the product warranty liability are included within the balance sheet captions Accrued expenses and Other liabilities, respectively, in the accompanying Consolidated Balance Sheets. For more details please refer to Note 13: “Commitments and Contingencies” of these Notes to the Consolidated Financial Statements.

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

Sales to certain distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates or price protection and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distributors to return a small portion of the Company's products in their inventory based on their previous purchases. Given the uncertainties associated with the levels of non-warranty product returns, sales price rebates and price protection that could be issued to certain distributors, the Company defers recognition of such revenue and related cost of goods sold until receipt of notification from these distributors that product has been sold to their end-customers.

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

The Company estimates potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by the Company may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 27, 2015, June 28, 2014, and June 29, 2013 the Company had $17.4 million, $16.2 million, and $12.4 million reserved for returns and allowances against accounts receivable, respectively. During fiscal years 2015, 2014 and 2013, the Company recorded $81.5 million, $75.3 million and $65.7 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $80.2 million, $71.6 million and $64.6 million actual returns and allowances given during fiscal years 2015, 2014 and 2013, respectively.

Related Party Transactions

A member of the Company's board of directors is also a member of the board of directors of Flextronics International Ltd. During the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, the Company sold approximately $60.4 million, $68.1 million, and $57.7 million, respectively, in products to Flextronics International Ltd., a contract manufacturer, in the ordinary course of its business.

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

The Company uses the Monte Carlo simulation model to measure the fair value of its market stock units on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

Restructuring

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units and market stock units, and the assumed issuance of common stock under the stock purchase plan. The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method. See Note 7: “Earnings Per Share” of these Notes to Consolidated Financial Statements.

Litigation and Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or other intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against the Company. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with ASC 450 should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. The Company expenses legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained, combined with management's judgment regarding all of the facts and circumstances of each matter, the Company determines whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with ASC 450. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact its results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting the Company's results of operations.

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

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company derived approximately 36% of its fiscal year 2015 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. The Company's primary distributor is Avnet Electronics (“Avnet”). Avnet, like the Company's other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Avnet accounted for 19%, 17% and 14% of revenues in fiscal years 2015,

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 and 2013, respectively, and 18% and 15% of accounts receivable in fiscal years 2015 and 2014, respectively. Sales to Samsung, the Company's largest single end customer (through direct sales and distributors), accounted for approximately 15%, 20% and 28% of net revenues in fiscal years 2015, 2014 and 2013, respectively, and 20% of accounts receivable as of June 27, 2015 and June 28, 2014. No other customer accounted for more than 10% of the Company's revenues in the fiscal year ended 2015, 2014, and 2013, and no other customer accounted for more than 10% of the Company's accounts receivable in fiscal years 2015 and 2014.

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

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In the first quarter of fiscal year 2015, the Company adopted Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires certain unrecognized tax benefits to be presented as reductions to deferred tax assets instead of liabilities on the Consolidated Balance Sheets. The adoption of this standard did not have a material impact on the Company’s Consolidated Balance Sheets.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 redefines discontinued operations as disposals representing a strategic shift in operations and having a major effect on the organization’s operations and financial results. The Company early adopted this accounting standard update in the fourth quarter of fiscal year 2015. During fiscal year 2015, the Company recognized a gain of $35.8 million recorded in interest and other expense (income), net, for the sale of the Company's Touch business which did not meet the criteria of discontinued operations under this accounting standard.

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 uses a five-step model to determine revenue recognition in contracts with customers. The Company is currently evaluating the potential impact of this standard on its financial statements. ASU No. 2014-09 is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. Early adoption in the first quarter of fiscal year 2018 is permitted.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for the Company beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The guidance is not expected to have a significant impact to the Company's consolidated financial statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	June 27, 2015	June 28, 2014
Inventories:	(in thousands)
Raw materials	$12,932	$14,774
Work-in-process	199,716	188,198
Finished goods	75,826	86,320
	$288,474	$289,292

Property, plant and equipment, net, consist of:

	June 27, 2015	June 28, 2014
Property, plant and equipment:	(in thousands)
Land	$45,040	$62,093
Buildings and building improvements	338,394	378,477
Machinery and equipment	1,970,819	2,134,813
	2,354,253	2,575,383
Less: accumulated depreciation and amortization	(1,263,514)	(1,243,864)
	$1,090,739	$1,331,519

The Company recorded $209.0 million, $160.7 million and $156.2 million of depreciation expense in fiscal years 2015, 2014 and 2013, respectively. Fiscal year 2015 included $51.5 million of accelerated depreciation relating to the San Jose wafer fabrication facility shut down which is estimated to be completed in the first quarter of the fiscal year ending June 25, 2016.

Accrued salary and related expenses consist of:

	June 27, 2015	June 28, 2014
Accrued salary and related expenses:	(in thousands)
Accrued bonus	$86,506	$88,192
Accrued vacation	36,906	43,528
Accrued salaries	16,572	18,242
Accrued severance and post-employment benefits	25,136	12,192
Accrued fringe	6,007	6,895
Other	10,233	17,683
	$181,360	$186,732

Accrued expenses consist of:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 27, 2015	June 28, 2014
Accrued expenses:	(in thousands)
Accrued warranty and self-insurance	$10,882	$14,125
Accrued contract settlement	10,691	10,691
Accrued interest	6,660	6,660
Other	20,156	32,552
	$48,389	$64,028

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

The Company's Level 2 assets and liabilities consist of U.S. treasury bills, and foreign currency forward contracts, that are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, the Company has classified these investments as Level 2 in the fair value hierarchy.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 liabilities consist of contingent consideration liability related to certain prior years' acquisitions.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 27, 2015				As of June 28, 2014
	Fair Value				Fair Value
	Measurements Using			Total Balance	Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$1,156,239	$—	$—	$1,156,239	$971,868	$—	$—	$971,868
U.S. treasury bills (2)	—	75,154	—	75,154	—	49,953	—	49,953
Foreign currency forward contracts (3)	—	679	—	679	—	316	—	316
Total Assets	$1,156,239	$75,833	$—	$1,232,072	$971,868	$50,269	$—	$1,022,137

Liabilities
Foreign currency forward contracts (4)	$—	$613	$—	$613	$—	$438	$—	$438
Contingent Consideration (4)	—	—	—	—	—	—	3,215	3,215
Total Liabilities	$—	$613	$—	$613	$—	$438	$3,215	$3,653

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Included in Accrued expenses in the accompanying Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal years ended June 27, 2015 and June 28, 2014:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	June 27, 2015	June 28, 2014
Contingent Consideration	(in thousands)
Beginning balance	$3,215	$8,577
Total gains or losses (realized and unrealized):
Included in earnings	384	1,739
Payments	(3,599)	(7,101)
Ending balance	$—	$3,215

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$—	$1,739

The balance of the contingent consideration from prior year acquisitions was paid out during the year ended June 27, 2015 reducing the balance of this Level 3 instrument to $0 as of June 27, 2015.

In prior years, the valuation of contingent consideration was based on a probability weighted earnout model which relied primarily on estimates of milestone achievements and discount rates applicable for the period expected payout. The most significant unobservable input used in the determination of estimated fair value of contingent consideration was the estimates on the likelihood of milestone achievements, which directly correlated to the fair value recognized in the Consolidated Balance Sheets.

The fair value of this liability was estimated quarterly by management based on inputs received from the Company's engineering and finance personnel. The determination of the milestone achievement is performed by the Company's business units and reviewed by the accounting department. Potential valuation adjustments are made as the progress toward achieving milestones becomes determinable, with the impact of such adjustments being recorded to Other operating expenses (income), net in the Consolidated Statements of Income.

During the fiscal years ended June 27, 2015 and June 28, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 27, 2015 and June 28, 2014 other than impairments of Long-Lived assets. For details, please refer to Note 10: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	June 27, 2015				June 28, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. treasury bills	$75,022	$132	$—	$75,154	$49,853	$100	$—	$49,953
Total available-for-sale investments	$75,022	$132	$—	$75,154	$49,853	$100	$—	$49,953

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fiscal years ended June 27, 2015 and June 28, 2014, the Company did not recognize any impairment charges on short-term investments. The U.S. treasury bills have maturity dates between May 15, 2016 and September 15, 2016.
Derivative instruments and hedging activities

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso associated with the Company's manufacturing activities in the Philippines, and expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to ASC 815 Derivatives and Hedging. As of June 27, 2015 and June 28, 2014, respectively, the notional amounts of the forward contracts the Company held to purchase other international currencies in exchange of U.S. Dollars were $54.2 million and $60.6 million, respectively, and the notional amounts of forward contracts the Company held to sell other international currencies in exchange of U.S. Dollars were $3.7 million and $0.8 million, respectively.

Derivatives not designated as hedging instruments

As of June 27, 2015 and June 28, 2014, respectively, the notional amounts of the forward contracts the Company held to purchase other international currencies in exchange of U.S. Dollars were $31.1 million and $31.4 million, respectively, and the notional amounts of forward contracts the Company held to sell other international currencies in exchange of U.S. Dollars were $28.2 million and $48.9 million, respectively. The fair values of outstanding foreign currency forward contracts and amounts included in the Consolidated Statements of Income were not material for the fiscal years ended June 27, 2015 and June 28, 2014.

Long-term debt
The following table summarizes the Company's long-term debt:

	June 27, 2015	June 28, 2014
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Notes denominated in Euro
Amortizing floating rate notes (EURIBOR plus 1.5%) due up to June 30, 2014	—	372
Term fixed rate notes (2.0%) due up to September 30, 2015	1,024	1,026
Total	1,001,024	1,001,398
Less: Current portion	(1,024)	(372)
Total long-term debt	$1,000,000	$1,001,026

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses (inclusive of interest expense) are being amortized to Interest and other income (expense), net in the Consolidated Statements of Income over the life of the notes. Interest expense associated with the notes was $29.4 million and $24.7 million during the years ended June 27, 2015 and June 28, 2014, respectively. Interest expense associated with the discount was $2.0 million and $1.1 million during the fiscal years ended June 27, 2015 and June 28, 2014, respectively.

The estimated fair value of the Company's debt was approximately $992 million as of June 27, 2015. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $32.5 million, $27.0 million, and $16.4 million during the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

Credit Facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 27, 2015, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments

For the balance of the Company's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At June 27, 2015, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, nonstatutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

Pursuant to the 1996 Plan, the exercise price for incentive stock options and non-statutory stock options is determined to be the fair market value of the underlying shares on the date of grant. Options typically vest ratably over a four-year period measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

RSUs granted to employees typically vest ratably over a four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period.

MSUs granted to employees typically vest ratably over a two to four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap depending on the Company's performance. The performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index, (the “SPDR S&P”).

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Consolidated Statements of Income for fiscal years 2015, 2014 and 2013:

	For the Year Ended
	June 27, 2015
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,391	$8,226	$2,257	$11,874
Research and development	4,783	31,899	5,375	42,057
Selling, general and administrative	3,863	19,414	2,283	25,560
Pre-tax stock-based compensation expense	$10,037	$59,539	$9,915	$79,491
Less: income tax effect				14,131
Net stock-based compensation expense				$65,360

	For the Year Ended
	June 28, 2014
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,650	$8,466	$2,132	$12,248
Research and development	8,676	31,548	5,452	45,676
Selling, general and administrative	5,486	19,734	2,308	27,528
Pre-tax stock-based compensation expense	$15,812	$59,748	$9,892	$85,452
Less: income tax effect				15,245
Net stock-based compensation expense				$70,207

	For the Year Ended
	June 29, 2013
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,532	$8,862	$2,210	$12,604
Research and development	7,230	31,475	5,441	44,146
Selling, general and administrative	5,331	19,523	2,204	27,058
Pre-tax stock-based compensation expense	$14,093	$59,860	$9,855	$83,808
Less: income tax effect				14,745
Net stock-based compensation expense				$69,063

The expenses included in the Consolidated Statements of Income related to Restricted Stock Units and Other Awards include expenses related to Market Stock Units of $1.7 million, $1.5 million and $0.8 million for fiscal years 2015, 2014 and 2013, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of options granted to employees in fiscal years 2015, 2014 and 2013 has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options For the Year Ended (1)
	June 27, 2015	June 28, 2014	June 29, 2013
Expected holding period (in years)	4.8	5.3	5.3
Risk-free interest rate	1.6%	1.4%	0.7%
Expected stock price volatility	26.7%	34.6%	37.7%
Dividend yield	3.2%	3.2%	3.3%

(1) Table excludes impact from assumptions used in valuing the Volterra substitute options granted on October 1, 2013 based on an expected holding period of 3.8 years, risk-free interest rate of 1.0%, expected stock price volatility of 27.5% and dividend yield of 3.4%.

The weighted-average fair value of stock options granted was $5.56, $7.36 and $6.69 per share for fiscal years 2015, 2014 and 2013, respectively.

At June 27, 2015, the Company had 26.4 million shares of its common stock available for issuance to employees and other option recipients under its 1996 Stock Incentive Plan.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of June 27, 2015 and their activity during fiscal years 2015, 2014 and 2013:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options		Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2012	24,234,994	$25.20
Options Granted	2,788,088	27.47
Options Exercised	(3,919,847)	18.17
Options Cancelled	(3,021,896)	31.10

Balance at June 29, 2013	20,081,339	26.00
Options Granted	3,638,729	27.30
Options Exercised	(3,568,775)	18.60
Options Cancelled	(3,987,649)	34.86

Balance at June 28, 2014	16,163,644	25.74
Options Granted	63,584	32.22
Options Exercised	(3,168,704)	18.39
Options Cancelled	(2,885,508)	33.62

Balance at June 27, 2015	10,173,016	25.83	3.2	$90,549,038

Exercisable at June 27, 2015	5,044,473	$24.63	1.8	$52,594,028

Vested and expected to vest, June 27, 2015	9,851,208	$25.75	3.1	$87,716,577

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 26, 2015, the last business day preceding the fiscal year end, multiplied by the number of option outstanding, exercisable or vested and expected to vest as of June 27, 2015.

The following table summarizes information about stock options that were outstanding and exercisable at June 27, 2015:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 27, 2015	Weighted Average Remaining Contractual Term (In years)	Weighted Average Exercise Price	Number Exercisable at June 27, 2015	Weighted Average Exercise Price
$12.00 - $20.00	2,341,984	1.9	$16.97	2,236,731	$16.85
$20.01 - $30.00	6,206,889	4.2	$26.37	1,349,151	$24.14
$30.01 - $40.00	1,526,240	1.1	$36.19	1,360,688	$36.64
$40.01 - $51.00	97,903	0.2	$42.05	97,903	$42.05
	10,173,016			5,044,473

During fiscal year 2015, the Company granted less than 0.1 million stock options from its 1996 Plan with an estimated total grant date fair value of $0.4 million. The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 were $45.6 million, $47.2 million and $44.7 million, respectively. The grant date fair value of options that vested during fiscal years 2015, 2014 and 2013 were $13.1 million, $16.0 million and $11.2 million, respectively. As of June 27, 2015, there was $18.0 million of total unrecognized compensation costs related to 5.1 million unvested stock options expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock Units and Other Awards

The fair value of Restricted Stock Units (“RSUs”) and other awards under the Company’s Amended and Restated 1996 Stock Incentive Plan is estimated using the value of the Company’s common stock on the date of grant, reduced by the present value of

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends expected to be paid on the Company’s common stock prior to vesting. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

The weighted-average fair value of RSUs and other awards granted was $27.92, $26.60 and $25.30 per share for fiscal years 2015, 2014 and 2013, respectively.

The following table summarizes outstanding and expected to vest RSUs and other awards as of June 27, 2015 and their activity during fiscal years 2015, 2014 and 2013:

	Number of Shares	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2012	8,923,454
Restricted stock units and other awards granted	3,074,466
Restricted stock units and other awards released	(3,097,369)
Restricted stock units and other awards cancelled	(935,019)

Balance at June 29, 2013	7,965,532
Restricted stock units and other awards granted	3,916,111
Restricted stock units and other awards released	(2,904,787)
Restricted stock units and other awards cancelled	(1,095,859)

Balance at June 28, 2014	7,880,997
Restricted stock units and other awards granted	3,178,117
Restricted stock units and other awards released	(2,589,639)
Restricted stock units and other awards cancelled	(1,339,490)

Balance at June 27, 2015	7,129,985	2.6	$248,348,305

Expected to vest at June 27, 2015	6,253,774	2.6	$214,035,409

(1) Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company's common stock on June 26, 2015, the last business day preceding the fiscal year end, multiplied by the number of RSUs and other awards outstanding, or expected to vest as of June 27, 2015.

The Company withheld shares totaling $27.8 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the fiscal year ended June 27, 2015. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

As of June 27, 2015, there was $134.2 million of unrecognized compensation cost related to 7.1 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Market Stock Units

The Company began granting Market Stock Units (“MSUs”) to senior members of management in September 2014 instead of stock options. MSUs are valued based on the relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index, (the “SPDR S&P”). The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the SPDR S&P index. Vesting for MSUs is contingent upon both service and market conditions, which generally is over a two to four-year period.

The following table summarizes outstanding and expected to vest MSUs as of June 27, 2015 and their activity during fiscal years 2015, 2014 and 2013:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2012	—
Market stock units granted	60,000
Market stock units released	—
Market stock units cancelled	—

Balance at June 29, 2013 (2)	60,000
Market stock units granted	60,000
Market stock units released	—
Market stock units cancelled	—

Balance at June 28, 2014 (2)	120,000
Market stock units granted	423,044
Market stock units released	(42,476)
Market stock units cancelled	(85,728)

Balance at June 27, 2015	414,840	3.1	$14,199,973

Expected to vest at June 27, 2015	356,933	3.1	$12,217,827

(1) Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on June 26, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of June 27, 2015.

(2) Reflects shares previously granted to the Company’s Chief Executive Officer only.

As of June 27, 2015, there was $4.7 million of unrecognized compensation cost related to 0.4 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”).

The Company issued 1.6 million shares of its common stock for total consideration of $41.0 million related to the ESPP plan during the fiscal year ended June 27, 2015. As of June 27, 2015, the Company had 5.4 million shares of its common stock reserved and available for future issuance under the 2008 ESPP.

The fair value of ESPP granted to employees in fiscal years 2015, 2014 and 2013 has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	ESPP For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Expected holding period (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%
Expected stock price volatility	21.8%	20.7%	24.0%
Dividend yield	3.3%	3.4%	3.1%

As of June 27, 2015, there was $5.6 million of unrecognized compensation expense related to the ESPP.

Other Modifications

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the Company suspended the issuance of shares to employees upon exercise of stock options, vesting of restricted stock units or pursuant to planned purchases of stock under the Employee Stock Participation Plan until the Company became current with all required SEC filings and its registration statements on Form S-8 were declared effective (“Blackout Period”). The Company instituted multiple programs in an attempt to compensate employees during this period.

In September 2007, the Company decided to cash-settle all options expiring during the Blackout Period (“goodwill payment”) based on the price at which 10% of the daily close prices of the Company’s common stock fall above this price for trading days from August 7, 2006 (the date on which the Company initiated a trading blackout on officers and other individuals) through the expiration date of the option. The cash payment is subject to the option holder executing a release of all claims relating to the option. The supplemental goodwill payment modification changed the classification of the associated awards from equity to liability instruments. The modification resulted in a reclassification from additional paid-in capital to accrued salaries and related expenses.

In the fourth quarter of fiscal 2015, $7.8 million was reclassified from accrued salaries to additional paid-in capital due to the lapse of the statute of limitations of certain option holders to raise claims relating to the expired options.

NOTE 7: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding shares of common stock excludes unvested stock options, RSUs and MSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and MSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Income from continuing operations	$206,038	$354,810	$452,309
Income from discontinued operations, net of tax	—	—	2,603
Net income	$206,038	$354,810	$454,912

Denominator for basic earnings per share	283,675	283,344	291,835
Effect of dilutive securities:
Stock options, ESPP, RSUs and MSUs	5,274	5,764	6,761

Denominator for diluted earnings per share	288,949	289,108	298,596

Earnings per share: Basic
From continuing operations	$0.73	$1.25	$1.55
From discontinued operations	—	—	0.01
Basic	$0.73	$1.25	$1.56

Earnings per share: Diluted
From continuing operations	$0.71	$1.23	$1.51
From discontinued operations	—	—	0.01
Diluted	$0.71	$1.23	$1.52

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 3.6 million, 9.4 million, and 10.3 million stock options were excluded from the calculation of diluted earnings per share for the fiscal years ended 2015, 2014 and 2013, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth quarter of fiscal year 2015, the Company changed its annual goodwill impairment testing date from the first quarter to the fourth quarter of each year. This change ensures the completion of the annual goodwill impairment test prior to the end of the annual reporting period, thereby aligning impairment testing procedures with year-end financial reporting and annual long-range plan and forecasting process. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The Company performed the annual goodwill impairment analysis during the first and fourth quarter of fiscal year 2015 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

During the quarter ended December 27, 2014, goodwill for the Sensing Solutions reporting unit was determined to be impaired and the Company recorded a charge of $84.1 million. The Sensing Solutions reporting unit develops integrated circuits which are primarily sold in the consumer and automotive end customer markets. The impairment was the result of the Company’s decision within the quarter ended December 27, 2014 to exit certain consumer market offerings that have competitive dynamics which are no longer consistent with the Company’s business objectives.

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

No other indicators or instances of impairment were identified during the fiscal year ended June 27, 2015.

Activity and goodwill balances for the fiscal years ended June 27, 2015 and June 28, 2014 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
(in thousands)
Balance at June 29, 2013	$422,004
Acquisitions	175,443
Adjustments	(810)
Balance at June 28, 2014	596,637
Adjustments	(866)
Impairments	(84,124)
Balance at June 27, 2015	$511,647

Intangible Assets

The useful lives of amortizing intangible assets are as follows:

Asset	Life
Intellectual property	3 months-10 years
Customer relationships	5-10 years
Trade name	3-4 years
Patents	5 years

Intangible assets consisted of the following:

	June 27, 2015			June 28, 2014
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$435,962	$276,175	$159,787	$435,962	$201,581	$234,381
Customer relationships	120,230	82,774	37,456	120,230	69,064	51,166
Trade name	8,500	4,886	3,614	8,500	3,269	5,231
Patent	2,500	907	1,593	2,500	386	2,114
Total amortizable purchased intangible assets	567,192	364,742	202,450	567,192	274,300	292,892
IPR&D	59,202	—	59,202	68,102	—	68,102
Total purchased intangible assets	$626,394	$364,742	$261,652	$635,294	$274,300	$360,994

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Cost of goods sold	$74,366	$64,483	$33,994
Intangible asset amortization	16,077	17,690	15,525
Total intangible asset amortization expenses	$90,443	$82,173	$49,519

The following table represents the estimated future amortization expense of intangible assets as of June 27, 2015:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year	Amount
(in thousands)
2016	$74,454
2017	61,782
2018	41,927
2019	13,278
2020	3,358
Thereafter	7,651

Total intangible assets	$202,450

NOTE 9: ACQUISITIONS

Acquisitions completed in fiscal year 2015
None.

Acquisitions completed in fiscal year 2014
The Company completed two acquisitions during fiscal year 2014.

VOLTERRA

On October 1, 2013, the Company completed its acquisition of Volterra, formerly a publicly traded company that develops power management solutions. The primary reason for this acquisition was to expand the Company's available market across a wide range of end markets, including enterprise server, cloud computing, communications and energy. The results of operations of Volterra are included in the Company’s Consolidated Statements of Income, beginning in the second quarter of fiscal year 2014. Acquisition-related costs for the twelve months ended June 28, 2014 were $7.0 million.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Refer to Note 18: “Restructuring Activities” of these Notes to Consolidated Financial Statements for a discussion on Volterra Restructuring Plan.

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

Acquisitions completed in fiscal year 2013

None.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2015 impairments:

During the fiscal year ended June 27, 2015, the Company recorded $67.0 million in impairment of long-lived assets in the Company's Consolidated Statements of Income.

The impairment was primarily related to the write down of equipment relating to the Sensing Solutions reporting unit of $45.2 million. For background, please refer to Note 8: “Goodwill & intangible assets”. The Company reached its conclusion regarding the asset impairment after determining that the undiscounted cash flows fell below the net book value of the net assets of the Sensing Solutions reporting unit (the asset group). As a result, the Company reduced the assets to their fair value after conducting an evaluation of each asset’s alternative use, the condition of the asset and the current market pricing and demand.

The impairment was also related to the write down of used fabrication tools and software of $21.8 million identified by the Company as obsolete. The Company reduced the fabrication tools to their fair value after conducting an evaluation of each asset’s alternative use, the condition of the asset and the current market pricing and demand.

Fiscal year 2014 impairments:

During the fiscal year ended June 28, 2014, the Company recorded $11.6 million in impairment of long-lived assets in the Company's Consolidated Statements of Income.

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

NOTE 11: DISCONTINUED OPERATIONS

Fiscal year 2015 and 2014:

None.

Fiscal year 2013:

On December 31, 2012, the Company sold its video processing product line to GEO Semiconductor, Inc. As a result of this transaction, the Company recognized a gain on sale of discontinued operations of $2.6 million, net of income taxes.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: SEGMENT INFORMATION

The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits.

Prior to the Company's reorganization which occurred in the fourth quarter of fiscal 2015, the Company had three operating segments that the Company aggregated into one reportable segment as the Company concluded the three operating segments shared similar economic and qualitative characteristics. The Company’s reorganization resulted in the consolidation of the management of the Research and Development (“R&D”) and Sales functions under one executive who reports to the Company's Chief Executive Officer (the “CEO”). Previously R&D was managed by three executives who reported to the Company's CEO and Sales was managed by one executive who reported to the Company's CEO. As a result of this reorganization, all of the Company's products are designed through a centralized R&D function, and continue to be manufactured using centralized manufacturing (internal and external), and sold through a centralized sales force and shared wholesale distributors. Through the consolidation of management of the R&D and Sales functions this reorganization is intended to allow for faster investment decisions, improved R&D efficiency, and facilitate stronger collaborations between internal organizations to increase productivity, improve customer satisfaction, and drive revenue growth.

As of the fiscal year ended June 27, 2015, the Company has one operating segment. In accordance with ASC No. 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. The Chief Operating Decision Maker for the Company was assessed and determined to be the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customers’ ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)

United States	$281,374	$320,282	$283,807
China	947,231	997,706	996,108
Rest of Asia	665,388	748,320	799,824
Europe	347,275	324,867	294,998
Rest of World	65,596	62,488	66,722
	$2,306,864	$2,453,663	$2,441,459

Net long-lived assets by geographic region were as follows:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014
	(in thousands)

United States	$783,148	$1,035,699
Philippines	166,405	172,823
Rest of World	141,186	122,997
	$1,090,739	$1,331,519

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized or reserved, if any.

Commitments

The Company leases certain of its facilities under various operating leases that expire at various dates through June 2036. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

Future annual minimum payments for all commitments are as follows:

	Payment due by period
	Total	Fiscal year 2016	Fiscal year 2017	Fiscal year 2018	Fiscal year 2019	Fiscal year 2020	Thereafter
Contractual Obligations	(in thousands)
Operating lease obligations (1)	$34,460	$10,270	$9,060	$5,073	$2,227	$1,716	$6,114
Long-term and short- term debt obligations (2)	1,001,024	1,024	—	—	500,000	—	500,000
Interest payments associated with long-term debt obligations (3)	172,439	29,375	29,375	29,375	21,736	16,875	45,703
Capital equipment and inventory related purchase obligations (4)	45,260	12,969	11,794	5,214	3,222	3,384	8,677
Total	$1,253,183	$53,638	$50,229	$39,662	$527,185	$21,975	$560,494

(1) The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2029.
(2) Long-term debt represents amounts primarily due for the Company's long-term notes.
(3) Interest payments associated with the Company's long-term notes.
(4) The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

Purchase orders for the purchase of the majority of the Company's raw materials and other goods and services are not included in the table. The Company's purchase orders generally allow for cancellation without significant penalties. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed its expected short-term requirements.

Rental expense amounted to approximately $9.0 million, $10.8 million, and $9.5 million in fiscal years 2015, 2014 and 2013, respectively.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product claims. In limited circumstances and for strategic customers in certain unique industries and applications, the Company's product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and/or damages results from the defective product.

Accruals are based on specifically identified claims and on the estimated, undiscounted cost of incurred-but-not-reported claims. If there is a material increase in the rate of customer claims compared with the Company's historical experience or if the Company's estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. Product warranty liability is included within the balance sheet captions “Accrued expenses” and “Other liabilities” in the accompanying Consolidated Balance Sheets.

The changes in the Company's aggregate product warranty liabilities for the fiscal years ended June 27, 2015 and June 28, 2014 were as follows:

	June 27, 2015	June 28, 2014
	(in thousands)
Product warranty liability at beginning of the year	$21,296	3,075
Accruals assumed from acquisition	—	15,443
Accruals	1,665	19,818
Payments	(8,686)	(16,189)
Changes in estimate	(839)	(851)
Product warranty liability at ending of the year	$13,436	21,296
Current portion	9,136	12,696
Non-current portion	$4,300	8,600

NOTE 14: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the fiscal year ended June 27, 2015 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on post-retirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)

June 29, 2013	$(7,401)	$(5,838)	$(1,527)	$(1,004)	$23	$(15,747)
Other comprehensive income (loss) before reclassifications	—	(7,244)	—	(237)	64	(7,417)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	1,435	391	1,425	—	3,251
Tax effects	1,648	1,274	—	(195)	13	2,740
Other comprehensive income (loss)	1,648	(4,535)	391	993	77	(1,426)
June 28, 2014	$(5,753)	$(10,373)	$(1,136)	$(11)	$100	$(17,173)
Other comprehensive income (loss) before reclassifications	—	—	—	(6,272)	33	(6,239)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	827	—	6,428	—	7,255
Tax effects	(527)	(458)	—	(92)	—	(1,077)
Other comprehensive income (loss)	(527)	369	—	64	33	(61)
June 27, 2015	$(6,280)	$(10,004)	$(1,136)	$53	$133	$(17,234)

Amounts reclassified out of Unrealized loss on post-retirement benefits were included in Selling, general and administrative in the Consolidated Statements of Income. Amounts reclassified out of Unrealized loss on cash flow hedges were included in Net revenues, Cost of goods sold and Other operating expenses (income), net in the Consolidated Statements of Income.

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

During fiscal years 2015, 2014 and 2013, the Company repurchased approximately 6.2 million, 10.4 million and 12.8 million shares of its common stock for $195.1 million, $305.3 million and $375.1 million, respectively. As of June 27, 2015, the Company had a remaining authorization of $566.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 16: INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Interest and other income (expense):
Interest income (expense), net	$(31,545)	$(26,428)	$(14,731)
Other income (expense), net	40,435	13,363	(3,309)
Total	$8,890	$(13,065)	$(18,040)

As discussed in Note 5, Interest income (expense), net consists primarily of interest expense associated with long term notes. Interest expense associated with the notes was $29.4 million, $24.7 million and $15.1 million during the years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively. Interest expense associated with the discount was $2.0 million, $1.1 million and $0.2 million during the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively.

During the fiscal year ended June 27, 2015 included the $35.8 million gain on the sale of the Captive Touch Business. As discussed in Note 2, the Company early adopted ASU No. 2014-08 in the fourth quarter of fiscal year 2015. The Company completed a sale of its Captive Touch business for approximately $39.5 million resulting in a gain of $35.8 million. As a result of the nature of the operations, the Company concluded that the sale would not qualify as a discontinued operation and has recorded the impact of the sale (gain) in interest and other income (expense), net.

NOTE 17: INCOME TAXES

Pretax income from continuing operations is as follows:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Domestic pre-tax income	$68,289	$87,630	$69,680
Foreign pre-tax income	177,881	321,596	500,599
Total	$246,170	$409,226	$570,279

The provision for income taxes from continuing operations consisted of the following:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Federal
Current	$108,736	$93,012	$84,996
Deferred	(74,190)	(42,875)	13,207
State
Current	3,791	2,676	322
Deferred	(3,269)	(1,465)	3,574
Foreign
Current	8,294	6,692	17,228
Deferred	(3,230)	(3,624)	(1,357)
Total provision for income taxes	$40,132	$54,416	$117,970

In addition, the Company recorded income tax of $0.7 million in the fiscal year ended June 29, 2013, related to discontinued operations that was netted against income from discontinued operations.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 27, 2015, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $688.0 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 27, 2015 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $218.4 million.

The provision for income taxes for continuing operations differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	(0.4)	0.1	0.6
General business credits	(2.8)	(0.9)	(2.0)
Effect of foreign operations	(24.6)	(19.1)	(16.5)
Stock-based compensation	5.9	3.9	2.7
Fixed assets federal tax basis adjustments	—	(8.4)	—
Interest accrual for unrecognized tax benefits	2.6	1.1	0.8
Other	0.6	1.6	0.1

Income tax rate	16.3%	13.3%	20.7%

The income tax rate benefit of 8.4% in the fiscal year ended June 28, 2014 for fixed assets federal tax basis adjustments is a one-time benefit for fixed assets tax basis adjustments generated by prior year depreciation expense that did not provide a tax benefit in prior years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 27, 2015	June 28, 2014
	(in thousands)
Deferred tax assets:
Distributor related accruals and sales return and allowance accruals	$15,966	$14,246
Accrued compensation	44,961	42,300
Stock-based compensation	22,639	31,609
Net operating loss carryovers	47,305	48,318
Tax credit carryovers	54,501	51,458
Other reserves and accruals not currently deductible for tax purposes	29,420	22,019
Other	10,968	16,879

Total deferred tax assets	$225,760	$226,829

Deferred tax liabilities:
Fixed assets and intangible assets cost recovery, net	(141,070)	(214,393)
Other	(5,349)	(11,424)

Net deferred tax assets /(liabilities) before valuation allowance	79,341	1,012
Valuation allowance	(91,175)	(84,673)

Liabilities	$(11,834)	$(83,661)

The valuation allowance as of June 27, 2015 and June 28, 2014 primarily relates to certain state and foreign net operating loss carryforwards and certain state tax credit carryforwards. The valuation allowance increased by $6.5 million in fiscal year 2015. The increase was primarily due to valuation allowances that were established for net operating loss and credit carryforwards generated during the fiscal year 2015. Approximately $37.3 million of the valuation allowance is attributable to the tax benefits of income tax deductions generated by the exercise of stock options that, when realized, will be recorded as a credit to additional paid-in-capital.

As of June 27, 2015, the Company has $27.0 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2021 and 2033, $81.2 million of state net operating loss carryforwards expiring at various dates through the fiscal year 2033, $128.5 million of foreign net operating losses with no expiration date, $7.7 million of state tax credit carryforwards expiring at various dates between fiscal years 2016 and 2030 and $89.7 million of state tax credit carryforwards with no expiration date.

The Company classifies unrecognized tax benefits as (i) a current liability to the extent that payment is anticipated within one year; (ii) a non-current liability to the extent that payment is not anticipated within one year; or (iii) as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets such as operating loss or tax credit carryforwards or to the extent that operating loss or tax credit carryforwards would be able to offset the additional tax liability generated by unrecognized tax benefits.

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 27, 2015	June 28, 2014
	(in thousands)
Balance as of beginning of year	$396,765	$302,904
Tax positions related to current year:
Addition	55,343	58,035
Tax positions related to prior year:
Addition	214	300
Current year acquisitions	—	39,566
Reduction	(2,433)	(586)
Settlements	(21,458)	(496)
Lapses in statutes of limitations	(802)	(2,958)

Balance as of end of year	$427,629	$396,765

The total amount of gross unrecognized tax benefits as of June 27, 2015 that, if recognized, would affect the effective tax rate and additional paid in capital is $415.4 million and $12.2 million, respectively.

Consistent with prior years, the Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013 was $6.5 million, $6.6 million and $7.4 million, respectively, and the total amount of interest and penalties accrued as of June 27, 2015, June 28, 2014, and June 29, 2013 was $34.4 million, $27.9 million, and $17.9 million, respectively.

The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

During the fiscal year ended June 27, 2015, $21.2 million of unrecognized tax benefits were recognized due the favorable settlement of a Singapore tax issue and $3.6 million of related interest and penalty accruals were reversed.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). In fiscal year 2012 the IRS commenced an audit of the Company's federal corporate income tax returns for fiscal years 2009 through 2011, which is still ongoing.

A summary of the fiscal tax years that remain subject to examination, as of June 27, 2015, for the Company's major tax jurisdictions are as follows:

United States - Federal	2009	-	Forward
United States - Various States	2009	-	Forward
Ireland	2011	-	Forward
Japan	2009	-	Forward
Philippines	2012	-	Forward
Singapore	2011	-	Forward
United Kingdom	2012	-	Forward

NOTE 18: RESTRUCTURING ACTIVITIES

Fiscal year 2015:

Summary of Restructuring Plans

The Company has accruals for severance and restructuring payments as well as expected losses relating to lease terminations.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s restructuring activities during the fiscal year ending June 27, 2015 were as follows:

	Balance, June 28, 2014	Fiscal 2015			Balance, June 27, 2015	As of June 27, 2015
		Charges	Cash Payments	Change in Estimates		Costs Incurred to Date	Expected Costs to be Incurred
	(in thousands)
San Jose Fab Shutdown
Severance (1)	$—	$6,725	$—	$—	$6,725	$6,725	$857
Accelerated depreciation (2)	—	51,494	—	—	51,494	51,494	32,766
Total San Jose Fab Shutdown	—	58,219	—	—	58,219	58,219	33,623

Other Plans
Severance (1)	5,782	24,505	(18,203)	(587)	11,497	29,699	—
Lease termination losses and other (3)	9,132	2,598	(4,604)	(3,373)	3,753	8,358	—
Total other plans	14,914	27,103	(22,807)	(3,960)	15,250	38,057	—

Total restructuring plans	$14,914	$85,322	$(22,807)	$(3,960)	$73,469	$96,276	$33,623

In Balance Sheets:
Accrued salary and related expenses	$5,782				$18,221
Accrued expenses	$4,276				$2,004
Other liabilities	$4,856				$1,750

(1) Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Consolidated Statements of Income.
(2) Charges and change in estimates are included in Cost of goods sold in the accompanying Consolidated Statements of Income.
(3) Charges and change in estimates are included in Severance and restructuring expenses and Other operating expenses (income), net in the accompanying Consolidated Statements of Income.

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

During the fiscal year ending June 27, 2015, the Company recorded accelerated depreciation charges of $51.5 million in “Cost of goods sold” and $6.7 million in “Severance and restructuring expenses” in the Consolidated Statements of Income. The Company expects to incur a total of approximately $33.6 million of accelerated depreciation and severance charges related to this plan which it expects to complete during the first quarter of fiscal year 2016.

Other Plans

During the fiscal year ending June 27, 2015, the Company recorded $24.5 million in “Severance and restructuring expenses" included in the Consolidated Statements of Income, primarily related to employee severance costs, associated with a major reorganization of the Company's business units. Multiple job classifications and locations were impacted by this activity. This reorganization was intended to consolidate the Company's R&D and Sales functions to allow for faster investment decisions, improved R&D efficiency, and facilitate stronger collaborations between internal organizations to increase productivity, improve customer satisfaction, and fuel revenue growth.

The Company also accrued for expected losses relating to lease terminations as a result of plans to consolidate office space. The need for consolidation resulted from acquisition and relocation activities.

Fiscal year 2014:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Volterra Restructuring Plan

The Company's management approved and initiated plans to restructure the operations of Volterra, including acceleration of certain stock-based compensation awards ($2.5 million), costs to vacate duplicative facilities ($2.6 million), severance for transitional and exiting employees ($4.6 million), contract cancellation costs and other items ($1.3 million). The total cost of the plan was $11.0 million which was recorded in Severance and restructuring expenses in the Company's Consolidated Statements of Income based upon the anticipated timing of planned terminations and facility closure costs. Expected severance and retention costs for transitional employees are being accrued over the transitional period. Payments against this restructuring plan were largely paid out during the fiscal year ended June 28, 2014, and amounts accrued and future estimated costs to be incurred as of June 27, 2015 and June 28, 2014 are immaterial.

Business Unit Reorganization

During the fiscal year ended June 28, 2014, the Company recorded $10.8 million in Severance and restructuring expenses in the Company's Consolidated Statements of Income, primarily related to employee severance costs, associated with the reorganization of certain business units. Multiple job classifications and locations were impacted as this was a company-wide action. The reorganization was driven by the desire to focus on specific investment areas and simplify business processes. Payments against this restructuring plan were largely paid out during the fiscal year ended June 28, 2014, and amounts accrued and future estimated costs to be incurred as of June 27, 2015 and June 28, 2014 are immaterial.

NOTE 19: BENEFITS

Defined contribution plan:

U.S. employees are automatically enrolled in the Maxim Integrated 401(k) plan when they meet eligibility requirements, unless they decline participation. Under the terms of the plan Maxim Integrated matches 100% of the employee contributions for the first 3% of employee eligible compensation and an additional 50% match for the next 2% of employee eligible compensation, up to the IRS Annual Compensation Limits. Total defined contribution expense was $14.7 million, $15.4 million and $14.1 million in fiscal years 2015, 2014 and 2013, respectively.

Non-U.S. Pension Benefits

The Company provides defined-benefit pension plans in certain countries. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.

Maxim Integrated is enrolled in a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit type that provides retirement to employees equal to one month salary for every year of credited service. The benefits are paid in a lump sum amount upon retirement or separation from the Company. Total defined benefit liability was $11.8 million and $9.6 million in fiscal years 2015 and 2014, respectively. Total accumulated other comprehensive income benefit related to this retirement plan was $0.5 million, $3.3 million and $0 million for the fiscal years 2015, 2014, and 2013, respectively.

U.S. Employees Medical Expense & Funded Status Reconciliation

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 27, 2015	Estimated Fiscal Year 2016 Expense	June 28, 2014	Fiscal Year 2015 Expense
	(in thousands, except percentages)
Accumulated Postretirement Benefit Obligation [APBO]:
Retirees and beneficiaries	$(22,414)		$(21,602)
Active participants	(2,850)		(2,626)

Funded status	$(25,264)		$(24,228)

Actuarial gain (loss)	$524		$(3,819)
Prior service cost	—		—

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$8,425		$8,863
Prior service cost	2,031		2,387
Total	$10,456		$11,250

Net Periodic Postretirement Benefit Cost/(Income):
Interest cost		994		1,002
Amortization:
Prior service cost		356		356
Net actuarial loss (1)		1,035		961
Total net periodic postretirement benefit cost		$2,385		$2,319

Employer contributions		$809		$749

Economic Assumptions:
Discount rate	4.0%		4.2%
Medical trend	7.5%-5%		8.0% -5%

(1) Unrecognized losses are amortized over average remaining service period of active participants of 5.7 years at June 27, 2015.

The following benefit payments are expected to be paid:

Non-Pension Benefits
(in thousands)
2016	$809
2017	858
2018	907
2019	961
2020	984
Thereafter	20,745
$25,264

Dallas Semiconductor Split-Dollar Life Insurance

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Company's acquisition of Dallas Semiconductor in 2001, the Company assumed responsibility associated with a split-dollar life insurance policy held by a former Dallas Semiconductor officer. The policy is owned by the individual with the Company retaining a limited collateral assignment.

The Company had $5.1 million and $4.2 million included in Other Assets as of June 27, 2015 and June 28, 2014, respectively, associated with the limited collateral assignment to the policy. The Company had a $6.5 million and $5.7 million obligation included in Other Liabilities as of June 27, 2015 and June 28, 2014, respectively, related to the anticipated continued funding associated with the policy.

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2015	6/27/2015	3/28/2015	12/27/2014	9/27/2014
	(in thousands, except percentages and per share data)
Net revenues	$582,517	$577,263	$566,809	$580,275
Cost of goods sold	278,816	261,995	252,732	241,454

Gross margin	$303,701	$315,268	$314,077	$338,821
Gross margin %	52.1%	54.6%	55.4%	58.4%

Operating income	$94,948	$105,450	$(64,076)	$100,958
% of net revenues	16.3%	18.3%	(11.3)%	17.4%

Net income	$98,659	$79,433	$(72,034)	$99,980

Earnings per share:
Basic	$0.35	$0.28	$(0.25)	$0.35

Diluted	$0.34	$0.28	$(0.25)	$0.35

Shares used in the calculation of earnings per share:
Basic	284,202	283,418	282,992	284,086

Diluted	289,346	288,840	282,992	289,430

Dividends declared and paid per share	$0.28	$0.28	$0.28	$0.28

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2014	6/28/2014	3/29/2014	12/28/2013	9/28/2013
	(in thousands, except percentages and per share data)
Net revenues	$642,467	$605,681	$620,274	$585,241
Cost of goods sold	273,507	265,744	291,602	238,045

Gross margin	$368,960	$339,937	$328,672	$347,196
Gross margin %	57.4%	56.1%	53.0%	59.3%

Operating income	$116,550	$106,738	$70,394	$128,609
% of net revenues	18.1%	17.6%	11.3%	22.0%

Net income	$84,793	$122,544	$44,353	$103,120

Earnings per share:
Basic	$0.30	$0.43	$0.16	$0.36

Diluted	$0.29	$0.42	$0.15	$0.36

Shares used in the calculation of earnings per share:
Basic	283,431	282,627	282,664	284,654

Diluted	289,487	288,575	288,565	290,260

Dividends declared and paid per share	$0.26	$0.26	$0.26	$0.26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Maxim Integrated Products, Inc.
San Jose, California
We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 27, 2015 and June 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 27, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries as of June 27, 2015 and June 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 27, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
San Jose, California
August 17, 2015

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Doubtful accounts
Year ended June 27, 2015	$1,581	$(283)	$(424)	$874
Year ended June 28, 2014	$1,227	$693	$(339)	$1,581
Year ended June 29, 2013	$1,155	$126	$(54)	$1,227

	Balance at Beginning of Period	Additions (Deductions) Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Returns and Allowances
Year ended June 27, 2015	$16,169	$81,476	$(80,233)	$17,412
Year ended June 28, 2014	$12,418	$75,346	$(71,595)	$16,169
Year ended June 29, 2013	$11,374	$65,651	$(64,607)	$12,418

(1) Uncollectible accounts written off.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 17, 2015	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

August 17, 2015	MAXIM INTEGRATED PRODUCTS, INC.

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

Signature	Title	Date

/s/ Tunc Doluca	President, Director and Chief Executive Officer	August 17, 2015
Tunc Doluca	(Principal Executive Officer)

/s/ Bruce E. Kiddoo	Senior Vice President and Chief Financial Officer	August 17, 2015
Bruce E. Kiddoo	(Principal Financial Officer)

/s/ David A. Caron	Vice President and Chief Accounting Officer	August 17, 2015
David A. Caron	(Principal Accounting Officer)

/s/ James R. Bergman	Director	August 17, 2015
James R. Bergman

/s/ Joseph R. Bronson	Director	August 17, 2015
Joseph R. Bronson

/s/ Robert E. Grady	Director	August 17, 2015
Robert E. Grady

/s/ B. Kipling Hagopian	Director and Chairman of the Board	August 17, 2015
B. Kipling Hagopian

/s/ William D. Watkins	Director	August 17, 2015
William D. Watkins

/s/ A.R. Wazzan	Director	August 17, 2015
A.R. Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
Deloitte & Touche LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
160 Rio Robles
San Jose, California 95134
(408) 601-1000

Stock Listing

At August 7, 2015, there were approximately 750 stockholders of record of the Company's common stock as reported by Computershare. Maxim Integrated common stock is traded on the Nasdaq Global Select Market under the symbol “MXIM”.

Exhibit
Number	Description

1.1 (1)	Underwriting Agreement, dated November 14, 2013, between Maxim Integrated Products, Inc. and Merrill Lynch.

3.1 (2)	Restated Certificate of Incorporation of the Company

3.2 (3)	Amendments to Restated Certificate of Incorporation of the Company

3.3 (4)	Amended and Restated Bylaws of the Company, as amended

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3

10.1 (5)	The Company's Forms of Indemnity Agreement(A)

10.2 (6)	The Company's 1996 Stock Incentive Plan, as amended and restated(A)

10.3 (7)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.4 (7)	Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.5 (8)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees

10.6 (8)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders

10.7 (9)	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993(A)

10.8 (10)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007(A)

10.9 (11)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees

10.10 (11)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders

10.11 (12)	The Company's 2008 Employee Stock Purchase Plan, as amended(A)

10.12 (13)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan(A)

10.13 (14)	Change In Control Employee Severance Plan for U.S. Based Employees (A)

10.14 (14)	Change In Control Employee Severance Plan for Non-U.S. Based Employees (A)

10.15 (14)	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S. (A)

10.16 (15)
Credit Agreement, dated October 13, 2011, and amended on June 27, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto

10.17 (16)	Underwriting Agreement, dated March 11, 2013, between the Company and J.P. Morgan Securities LLC

10.18 (17)	Second Supplemental Indenture, dated as of March 18, 2013, between the Company and Wells Fargo Bank, National Association, as trustee

10.19 (18)	Third Supplemental Indenture, dated as of November 21, 2013, between the Company and Wells Fargo Bank, National Association, as trustee

10.20 (19)	Indenture, dated June 10, 2010, between the Company and Wells Fargo Bank, National Association, as trustee

10.21 (20)	Form of Performance Share Agreement

10.21	Form of Global Restricted Stock Unit Agreement

10.22	Form of Global Employee Stock Purchase Plan Agreement

10.23
Second Amendment, dated July 21, 2015, to the Credit Agreement, dated October 13, 2011, by and among the Company, as borrower, Wells Fargo Bank, National, as Administrative Agent, and the lenders party thereto

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

________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2013.

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(3)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999, and to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2014.

(5)	Incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-19561 and to the Company's Annual Report on Form 10-K for the year ended June 25, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2014.

(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2009.

(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 24, 2006.

(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

(12)	Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A filed on October 1, 2014.

(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 27, 2009.

(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 26, 2010.

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 2011.

(16)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2013.

(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 18, 2013.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 21, 2013.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on June 10, 2010.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014.