Form 10-Q
period 2015-09-26
MAXIM INTEGRATED PRODUCTS INC
filed 2015-10-23
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
YES [ ] NO [x]

As of October 16, 2015 there were 284,220,113 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2015	June 27, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,508,347	$1,550,965
Short-term investments	100,285	75,154
Total cash, cash equivalents and short-term investments	1,608,632	1,626,119
Accounts receivable, net	282,471	278,844
Inventories	290,712	288,474
Deferred tax assets	50,604	77,306
Other current assets	46,627	49,838
Total current assets	2,279,046	2,320,581
Property, plant and equipment, net	805,580	1,090,739
Intangible assets, net	241,423	261,652
Goodwill	511,647	511,647
Other assets	107,190	43,765
TOTAL ASSETS	$3,944,886	$4,228,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,752	$88,322
Income taxes payable	59,479	34,779
Accrued salary and related expenses	120,642	181,360
Accrued expenses	49,990	48,389
Deferred revenue on shipments to distributors	35,091	30,327
Total current liabilities	345,954	383,177
Long-term debt	1,000,000	1,000,000
Income taxes payable	419,805	410,378
Deferred tax liabilities	10,602	90,588
Other liabilities	53,724	54,221
Total liabilities	1,830,085	1,938,364

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	10,819	28,142
Retained earnings	2,121,582	2,279,112
Accumulated other comprehensive loss	(17,600)	(17,234)
Total stockholders’ equity	2,114,801	2,290,020
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,944,886	$4,228,384

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
	(in thousands, except per share data)

Net revenues	$562,510	$580,275
Cost of goods sold	276,159	241,454
Gross margin	286,351	338,821
Operating expenses:
Research and development	121,392	140,362
Selling, general and administrative	71,995	79,989
Intangible asset amortization	3,591	4,327
Impairment of long-lived assets	157,697	10,226
Severance and restructuring expenses	7,126	1,385
Other operating expenses (income), net	315	1,574
Total operating expenses	362,116	237,863
Operating income (loss)	(75,765)	100,958
Interest and other income (expense), net	(6,402)	(6,477)
Income (loss) before provision for income taxes	(82,167)	94,481
Income tax provision (benefit)	(10,024)	(5,499)
Net income (loss)	$(72,143)	$99,980

Earnings (loss) per share:
Basic	$(0.25)	$0.35
Diluted	$(0.25)	$0.35

Shares used in the calculation of earnings (loss) per share:
Basic	284,588	284,086
Diluted	284,588	289,430

Dividends declared and paid per share	$0.30	$0.28

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
	(in thousands)
Net income (loss)	$(72,143)	$99,980
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0 and $0, respectively	76	(25)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $192 and $470, respectively	(614)	(1,575)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(80) and $(121), respectively	172	239
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	—	(540)
Other comprehensive income (loss), net	(366)	(1,901)
Total comprehensive income (loss)	$(72,509)	$98,079

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(72,143)	$99,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	16,963	22,420
Depreciation and amortization	102,053	63,693
Deferred taxes	(53,111)	6,207
Loss (gain) from sale of property, plant and equipment	(1,346)	244
Tax benefit (shortfall) related to stock-based compensation	1,193	1,610
Impairment of long-lived assets	157,697	10,226
Excess tax benefit from stock-based compensation	(2,249)	(2,249)
Changes in assets and liabilities:
Accounts receivable	(3,627)	13,896
Inventories	(2,167)	(15,650)
Other current assets	4,796	(24,974)
Accounts payable	(9,776)	4,455
Income taxes payable	34,127	(12,289)
Deferred revenue on shipments to distributors	4,764	1,087
All other accrued liabilities	(59,835)	(51,659)
Net cash provided by (used in) operating activities	117,339	116,997
Cash flows from investing activities:
Purchase of property, plant and equipment	(15,821)	(31,686)
Proceeds from sale of property, plant and equipment	606	212
Purchases of available-for-sale securities	(25,055)	(25,142)
Purchases of privately-held companies securities	(1,000)	—
Net cash provided by (used in) investing activities	(41,270)	(56,616)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	2,249	2,249
Repayment of notes payable	—	(437)
Net issuance of restricted stock units	(4,822)	(8,038)
Proceeds from stock options exercised	8,970	9,704
Repurchase of common stock	(39,697)	(62,685)
Dividends paid	(85,387)	(79,763)
Net cash provided by (used in) financing activities	(118,687)	(138,970)
Net increase (decrease) in cash and cash equivalents	(42,618)	(78,589)
Cash and cash equivalents:
Beginning of period	1,550,965	1,322,472
End of period	$1,508,347	$1,243,883
Supplemental disclosures of cash flow information:
Cash paid net during the period for income taxes	$7,021	$8,581
Cash paid for interest	$8,438	$8,452
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$7,127	$4,290

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 26, 2015 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2015 was a 52-week fiscal years and fiscal year 2016 will also be a 52-week fiscal year.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective beginning in the first quarter of our fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The guidance is not expected to have a significant impact to its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for the Company in our first quarter of fiscal year 2017, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consists of:

	September 26, 2015	June 27, 2015
Accounts Receivable:	(in thousands)
Accounts receivable	$301,482	$297,130
Returns and allowances	(19,011)	(18,286)
	$282,471	$278,844

Inventories consist of:

	September 26, 2015	June 27, 2015
Inventories:	(in thousands)
Raw materials	$12,697	$12,932
Work-in-process	204,071	199,716
Finished goods	73,944	75,826
	$290,712	$288,474

Property, plant and equipment, net consists of:

	September 26, 2015	June 27, 2015
Property, plant and equipment:	(in thousands)
Land	$24,631	$45,040
Buildings and building improvements	267,176	338,394
Machinery and equipment	1,458,262	1,970,819
	1,750,069	2,354,253
Less: accumulated depreciation and amortization	(944,489)	(1,263,514)
	$805,580	$1,090,739

Other assets consist of:

	September 26, 2015	June 27, 2015
Other assets:	(in thousands)
Assets held for sale	$71,134	$8,208
Licenses	9,784	8,665
Other	26,272	26,892
	$107,190	$43,765

Assets held for sale consists of land, building and equipment for the Company's wafer manufacturing facility in San Antonio, Texas and San Jose wafer fabrication facility classified as held for sale in the first quarter of fiscal year 2016. It also consists of land and building for the Batangas, Philippines manufacturing site, classified as held for sale in the fourth quarter of fiscal year 2015.

Accrued salary and related expenses consist of:

	September 26, 2015	June 27, 2015
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$35,454	$36,906
Accrued bonus	26,049	86,506
Accrued severance and post-employment benefits	21,044	25,136
Accrued salaries	11,371	16,572
Accrued fringe	2,771	6,007
Other	23,953	10,233
	120,642	$181,360

Accrued expenses consist of:

	September 26, 2015	June 27, 2015
Accrued expenses:	(in thousands)
Accrued self-insurance	$11,742	$10,882
Accrued contract settlement	10,691	10,691
Accrued interest	5,566	6,660
Other	21,991	20,156
	$49,990	$48,389

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

None.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 26, 2015				As of June 27, 2015
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$1,153,718	$—	$—	$1,153,718	$1,156,239	$—	$—	$1,156,239
Certificates of Deposit (1)	—	70	—	70	—	—	—	—
U.S. treasury bills (2)	—	100,285	—	100,285	—	75,154	—	75,154
Foreign currency forward contracts (3)	—	382	—	382	—	679	—	679
Total Assets	$1,153,718	$100,737	$—	$1,254,455	$1,156,239	$75,833	$—	$1,232,072

Liabilities
Foreign currency forward contracts (4)	$—	$1,161	$—	$1,161	$—	$613	$—	$613
Total Liabilities	$—	$1,161	$—	$1,161	$—	$613	$—	$613

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 26, 2015 and September 27, 2014:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	September 26, 2015	September 27, 2014
Contingent Consideration	(in thousands)
Beginning balance	$—	$3,215
Total gains or losses (realized and unrealized):
Included in earnings	—	384
Payments	—	(2,599)
Ending balance	$—	$1,000

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$—	$384

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

During the three months ended September 26, 2015 and the year ended June 27, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 26, 2015 and June 27, 2015 other than impairments of Long-Lived assets. For details, please refer to Note 14: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	September 26, 2015				June 27, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. treasury bills	$100,076	$209	$—	$100,285	$75,021	$133	$—	$75,154
Total available-for-sale investments	$100,076	$209	$—	$100,285	$75,021	$133	$—	$75,154

In the three months ended September 26, 2015 and the year ended June 27, 2015, the Company did not recognize any impairment charges on short-term investments. The U.S. treasury bills have maturity dates between May 15, 2016 and December 15, 2017.
Derivative instruments and hedging activities

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso associated with the Company's manufacturing activities in the Philippines, and European Union, South Korean Won, and Japanese Yen expenditures for sales offices and research and development activities undertaken outside of the U.S.
The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.
Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of September 26, 2015 and June 27, 2015, respectively, the notional amounts of the forward contracts the Company held to purchase U.S. Dollars in exchange for other international currencies were $46.6 million and $54.2 million, respectively, and the notional amounts of forward contracts the Company held to sell U.S. Dollars in exchange for other international currencies were $7.5 million and $3.7 million, respectively.

Derivatives not designated as hedging instruments

As of September 26, 2015 and June 27, 2015, respectively, the notional amounts of the forward contracts the Company held to purchase U.S. Dollars in exchange for other international currencies were $24.9 million and $31.1 million, respectively, and the notional amounts of forward contracts the Company held to sell U.S. Dollars in exchange for other international currencies were $22.2 million and $28.2 million, respectively. The fair values of our outstanding foreign currency forward contracts and amounts included in the condensed consolidated statement of income were not material for the three months ended September 26, 2015 and the year ended June 27, 2015.

Long-term debt
The following table summarizes the Company’s long-term debt:

	September 26, 2015	June 27, 2015
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Notes denominated in Euro
Term fixed rate notes (2.0%) due on September 30, 2015	1,024	1,024
Total	1,001,024	1,001,024
Less: Current portion (included in “Accrued expenses”)	(1,024)	(1,024)
Total long-term debt	$1,000,000	$1,000,000

On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 2.5% coupon senior unsecured and unsubordinated notes due in November 2018 (“2018 Notes”), with an effective interest rate of 2.6%. Interest on the 2018 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The net proceeds of this offering were approximately $494.5 million, after issuing at a discount and deducting paid expenses.

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. Interest expense associated with the notes was $7.3 million and $7.4 million during the three months ended September 26, 2015 and September 27, 2014, respectively. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income.

The estimated fair value of the Company’s debt was approximately $1,001 million as of September 26, 2015. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

Credit Facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 26, 2015, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At September 26, 2015, the Company had one stock incentive plan, the Company's Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESP Plan”). The 1996 Plan was adopted by the Board of Directors to provide the grant of stock options, restricted stock units (“RSUs”), and restricted stock and performance shares, including market stock units (“MSUs”) to employees, directors, and consultants.

Pursuant to the 1996 Plan, the exercise price for all stock options is determined to be the fair market value of the underlying shares on the date of grant. Options typically vest ratably over a four-year period measured from the date of grant. Stock options expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

RSUs granted to employees typically vest ratably over a four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period.

MSUs granted to employees have a four-year measurement period and are converted into shares of the Company's common stock at the end of the measurement period and upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap of two hundred percent (200%) of target depending on the Company's performance in comparison to the Semiconductor Exchange Traded Fund index, (the “XSD”). The performance metrics of this program are based on relative performance of the Company’s stock price as compared to the XSD during the measurement period.

The following table show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 26, 2015 and September 27, 2014, respectively:

	Three Months Ended
	September 26, 2015				September 27, 2014
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$335	$1,988	$559	$2,882	$339	$1,974	$524	$2,837
Research and development	870	5,874	1,297	8,041	2,147	8,832	1,343	12,322
Selling, general and administrative	818	4,626	596	6,040	1,429	5,224	608	7,261
Pre-tax stock-based compensation expense	$2,023	$12,488	$2,452	$16,963	$3,915	$16,030	$2,475	$22,420
Less: income tax effect				2,762				3,272
Net stock-based compensation expense				$14,201				$19,148

The expenses included in the Condensed Consolidated Statements of Income related to Restricted Stock Units include expenses related to Market Stock Units of $0.5 million and $0.4 million for the three months ended September 26, 2015 and September 27, 2014, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

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

The fair value of options granted to employees has been estimated using the following weighted-average assumptions:

	Stock Options
	Three Months Ended
	September 26, 2015	September 27, 2014
Expected holding period (in years)	0.0	4.8
Risk-free interest rate	—%	1.6%
Expected stock price volatility	—%	26.7%
Dividend yield	—%	3.1%

There were no stock options granted in the three months ended September 26, 2015. The weighted-average fair value of stock options granted was $5.67 per share for the three months ended September 27, 2014.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 26, 2015 and their activity for the three months ended September 26, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	10,173,016	$25.83
Options Granted	—	—
Options Exercised	(461,760)	19.45
Options Cancelled	(443,268)	32.27
Balance at September 26, 2015	9,267,988	$25.84	3.1	$80,254,163
Exercisable, September 26, 2015	4,870,038	$24.43	1.8	$50,175,498
Vested and expected to vest, September 26, 2015	9,002,883	$25.76	3.0	$78,063,026

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on September 25, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 26, 2015.

As of September 26, 2015, there was $14.5 million of total unrecognized stock compensation cost related to 4.4 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Restricted Stock Units and Other Awards

The fair value of Restricted Stock Units (“RSUs”) and other awards under the Company’s 1996 Plan is estimated using the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

The weighted-average fair value of RSUs and other awards granted was $28.28 and $25.48 per share for the three months ended September 26, 2015 and September 27, 2014, respectively.

The following table summarizes outstanding and expected to vest RSUs and other awards as of September 26, 2015 and their activity during the three months ended September 26, 2015:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	7,129,985
Restricted stock units and other awards granted	2,181,292
Restricted stock units and other awards released	(521,466)
Restricted stock units and other awards cancelled	(407,770)
Balance at September 26, 2015	8,382,041	3.0	$289,025,043
Outstanding and expected to vest, September 26, 2015	7,071,164	2.9	$240,914,550

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on September 25, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of September 26, 2015.

The Company withheld shares totaling $4.8 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three months ended September 26, 2015. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 26, 2015, there was $171.5 million of unrecognized compensation expense related to 8.4 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Market Stock Units

The Company granted Market Stock Units (“MSUs”) to senior members of management in September 2014 and in September 2015. The grant of MSUs was in lieu of granting stock options. MSUs are valued based on the relative performance of the Company’s stock price as compared to the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD index. Vesting for MSUs is contingent upon both service and market conditions, which is over a four-year period.

The weighted-average fair value of MSU's granted was $29.64 and $15.64 per share for the three months ended September 26, 2015 and September 27, 2014, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of September 26, 2015 and their activity during the three months ended September 26, 2015:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	414,840
Market stock units granted	361,684
Market stock units released	—
Market stock units cancelled	(68,916)
Balance at September 26, 2015	707,608	3.6	$24,108,205
Outstanding and expected to vest, September 26, 2015	567,625	3.6	$19,388,984

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on September 25, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of September 26, 2015.

As of September 26, 2015, there was $14.8 million of unrecognized compensation expense related to 0.7 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.6 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”).

The fair value of ESPP granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	ESPP
	Three Months Ended
	September 26, 2015	September 27, 2014
Expected holding period (in years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
Expected stock price volatility	21.8%	20.7%
Dividend yield	3.3%	3.4%

As of September 26, 2015 and September 27, 2014, there was $3.1 million and $3.1 million, respectively, of unrecognized compensation expense related to the ESPP.

NOTE 7: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic earnings (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs, including MSUs. Diluted earnings (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs, Performance Shares, including MSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$(72,143)	$99,980

Denominator for basic earnings (loss) per share	284,588	284,086
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	—	5,344
Denominator for diluted earnings (loss) per share	284,588	289,430

Earnings (loss) per share
Basic	$(0.25)	$0.35
Diluted	$(0.25)	$0.35

The Company had a net loss for the three months ended September 26, 2015, accordingly all incremental shares totaling 5.7 million shares were determined to be anti-dilutive.

Approximately 5.9 million stock options were excluded from the calculation of diluted earnings per share for the three months ended September 27, 2014. These options were excluded because they were determined to be anti-dilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

The Company currently has one operating segment. In accordance with ASC No. 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. The Chief Operating Decision Maker for the Company was assessed and determined to be the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customers’ ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues by geographic region was as follows:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(in thousands)
United States	$62,060	$74,595
China	224,237	240,016
Rest of Asia	169,934	165,433
Europe	91,903	83,965
Rest of World	14,376	16,266
	$562,510	$580,275

Net long-lived assets by geographic region were as follows:

	September 26, 2015	June 27, 2015
	(in thousands)
United States	$504,609	$783,148
Philippines	162,498	166,405
Rest of World	138,473	141,186
	$805,580	$1,090,739

NOTE 9: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the three months ended September 26, 2015 and September 27, 2014 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 27, 2015	$(6,280)	$(10,004)	$(1,136)	$53	$133	$(17,234)
Other comprehensive income (loss) before reclassifications	—	—	—	(382)	76	(306)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	252	—	(424)	—	(172)
Tax effects	—	(80)	—	192	—	112
Other comprehensive income (loss)	—	172	—	(614)	76	(366)
September 26, 2015	$(6,280)	$(9,832)	$(1,136)	$(561)	$209	$(17,600)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 28, 2014	$(5,753)	$(10,373)	$(1,136)	$(11)	$100	$(17,173)
Other comprehensive income (loss) before reclassifications	—	—	—	(1,874)	(25)	(1,899)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	360	—	(171)	—	189
Tax effects	(540)	(121)	—	470	—	(191)
Other comprehensive income (loss)	(540)	239	—	(1,575)	(25)	(1,901)
September 27, 2014	$(6,293)	$(10,134)	$(1,136)	$(1,586)	$75	$(19,074)

NOTE 10: INCOME TAXES

In the three months ended September 26, 2015 and September 27, 2014, the Company recorded an income tax provision (benefit) of $(10.0) million and $(5.5) million, respectively. The Company’s effective tax rate for the three months ended September 26, 2015 and September 27, 2014 was 12.2% and (5.8)%, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended September 26, 2015 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates, partially offset by stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rate for the three months ended September 27, 2014 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, and a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue, partially offset by stock-based compensation for which no tax benefit is expected.

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

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product warranty claims. In limited circumstances and for strategic customers in certain unique industries and applications, our product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and /or damages results from the product.

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

The changes in the Company’s aggregate product warranty liabilities for the three months ended September 26, 2015 and September 27, 2014 were as follows:

	Three Months Ended
	September 26, 2015	September 27, 2014
Product warranty liability	(in thousands)
Beginning balance	$13,436	$21,296
Accruals for warranties	913	57
Payments	—	(1,617)
Changes in estimate	(20)	81
Ending balance	$14,329	$19,817

Less: Current portion	10,029	11,217
Non-current portion	$4,300	$8,600

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

During the three months ended September 26, 2015, the Company repurchased approximately 1.2 million shares of its common stock for $39.7 million. As of September 26, 2015, the Company had remaining authorization of $527.1 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual goodwill impairment analysis during the fourth quarter of fiscal year 2015 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.
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
No indicators or instances of impairment were identified in the three months ended September 26, 2015.

For the three months ended September 26, 2015, there were no changes related to goodwill.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	4-10 years
Trade name	3-4 years
Patents	5 years

Intangible assets consisted of the following:

	September 26, 2015			June 27, 2015
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$435,962	$292,870	$143,092	$435,962	$276,175	$159,787
Customer relationships	120,230	85,778	34,452	120,230	82,774	37,456
Tradename	8,500	5,286	3,214	8,500	4,886	3,614
Patent	2,500	1,037	1,463	2,500	907	1,593
Total amortizable purchased intangible assets	567,192	384,971	182,221	567,192	364,742	202,450
IPR&D	59,202	—	59,202	59,202	—	59,202
Total purchased intangible assets	$626,394	$384,971	$241,423	$626,394	$364,742	$261,652

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(in thousands)
Cost of goods sold	$16,638	$18,750
Intangible asset amortization	3,591	4,327
Total intangible asset amortization expenses	$20,229	$23,077

The following table represents the estimated future amortization expense of intangible assets as of September 26, 2015:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2016	$54,225
2017	61,782
2018	41,927
2019	13,278
2020	3,358
2021	2,888
Thereafter	4,763
Total intangible assets	$182,221

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2016:

During the first quarter of fiscal year 2016, the Company recorded a $157.7 million impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas which was classified as held for sale and written down to fair value, less cost to sell. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets' fair values. The fair value of the land, buildings and equipment was determined after consideration of expected discounted future cash flows attributable to the assets and outside appraisals. The Company intends to sell the facility to a foundry partner in fiscal year 2016.

In addition, the San Jose wafer fabrication facility was classified as held for sale during the first quarter of fiscal year 2016, but no impairment charge was recorded as the carrying value of the associated assets approximate the fair value, less cost to sell. The fair value of the land, buildings and equipment was determined after consideration of outside appraisals, quoted market prices of similar equipment and offers received. The Company intends to sell the facility in fiscal year 2016.

Fiscal year 2015:

During the first quarter of fiscal year 2015, the Company recorded $10.2 million in impairment of long-lived assets in the Company’s Condensed Consolidated Statements of Income.

The impairment was primarily related to used fabrication tools identified by the Company as obsolete in the three months ended September 27, 2014 due to the transition to newer technologies. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of alternative use, the condition of the assets and current market demand.

NOTE 15: RESTRUCTURING ACTIVITIES

Fiscal year 2016:

Summary of Restructuring Plans

The Company has accruals for severance and restructuring payments as well as expected losses relating to lease terminations.

The Company’s restructuring activities in the three months ended September 26, 2015 were as follows:

	Balance, June 27, 2015	Three Months Ended September 26, 2015			Balance, September 26, 2015	As of September 26, 2015
		Charges	Cash Payments	Change in Estimates		Costs Incurred to Date (4)	Expected Costs to be Incurred
	(in thousands)
San Jose Fab Shutdown
Severance (1)	$6,725	$510	$(297)	$(137)	$6,801	$7,098	$313
Accelerated depreciation (2)	—	41,600	—	—	41,600	93,094	—
Total San Jose Fab Shutdown	6,725	42,110	(297)	(137)	48,401	100,192	313

Other Plans
Severance (1)	11,496	6,230	(10,475)	(144)	7,107	35,785	—
Dallas manufacturing facility accelerated depreciation (2)	$—	$2,032	$—	$—	$2,032	$2,032	$14,222
Lease termination losses and other (3)	3,754	691	(287)	(725)	3,433	8,324	—
Total other plans	15,250	8,953	(10,762)	(869)	12,572	46,141	14,222
Total restructuring plans	$21,975	$51,063	$(11,059)	$(1,006)	$60,973	$146,333	$14,535

In Balance Sheets:
Accrued salary and related expenses	$18,221				$13,908
Accrued expenses	$2,004				$1,217
Other liabilities	$1,750				$1,886

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
(4) Costs incurred to date presents the cumulative costs recorded in fiscal year 2015 and 2016 for the above named restructuring activities.

San Jose Fab Shutdown

In October 2014, the Company initiated a plan to shut down its San Jose wafer fabrication facility. The Company reached the decision that it was not economically feasible to maintain this facility, which is used primarily for fab process development and low volume manufacturing, as the Company intends to utilize other resources to complete such activities in the future. This plan includes cash charges related to employee severance and non-cash charges related to accelerated depreciation.

During the three months ended September 26, 2015, the Company recorded accelerated depreciation charges of $41.6 million in “Cost of goods sold” and $0.4 million in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income. As of September 26, 2015, the San Jose wafer fabrication facility has been classified as held for sale and no impairment charge was recorded as the carrying value of the associated assets approximate the fair value, less cost to sell.

Other Plans

During the three months ended September 26, 2015, the Company recorded$6.1 millionin “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with continued reorganization of certain business units and functions and the planned closure of the Company's San Jose wafer fabrication and Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

The Company plans to close our WLP manufacturing facility in Dallas, Texas in fiscal year 2017 and recorded an accelerated depreciation charge of $2.0 million during the three months ended September 26, 2015.

The Company also accrues for expected losses relating to lease terminations as a result of plans to consolidate office space. The need for consolidation resulted from acquisition and relocation activities.

Fiscal year 2015:

Severance and restructuring expenses was $1.4 million for the three months ended September 27, 2014.

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

In October 2014, the Company initiated a plan to shut down its San Jose wafer fabrication facility. The Company has incurred to date a total of $100.2 million of accelerated depreciation and severance charges related to this plan which it expects to complete during fiscal year 2016. We expect to incur additional closure costs during fiscal year 2016 as we complete this action.

During the fiscal year 2015, we commenced activities to close down the operations in our Hillsboro, Oregon testing site, and our Batangas, Philippines manufacturing site. We anticipate that the closure of these sites will be completed in our fiscal year 2016 with related capacity and manufacturing requirements being transferred to our other existing manufacturing locations or alternatively to our third party subcontractors.

Additionally, we announced in July 2015 the planned transfer of our wafer manufacturing facility in San Antonio, Texas to a foundry partner in fiscal year 2016. During the first quarter of fiscal 2016, this facility was classified as held for sale and written down to fair value, less cost to sell, resulting in an impairment charge of $157.7 million.

Also, we announced in July 2015 that we intend to close our wafer level packaging manufacturing facility in Dallas, Texas in fiscal year 2017.

As a result of these above mentioned actions, we expect to incur additional severance and restructuring expenses throughout our fiscal year 2016.

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

There have been no material changes during the three months ended September 26, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 26, 2015	September 27, 2014

Net revenues	100.0%	100.0%
Cost of goods sold	49.1%	41.6%
Gross margin	50.9%	58.4%
Operating expenses:
Research and development	21.6%	24.2%
Selling, general and administrative	12.8%	13.8%
Intangible asset amortization	0.6%	0.7%
Impairment of long-lived assets	28.0%	1.8%
Severance and restructuring expenses	1.3%	0.2%
Other operating expenses (income), net	0.1%	0.3%
Total operating expenses	64.4%	41.0%
Operating income	(13.5)%	17.4%
Interest and other income (expense), net	(1.1)%	(1.1)%
Income before provision for income taxes	(14.6)%	16.3%
Income tax provision (benefit)	(1.8)%	(0.9)%
Net income (loss)	(12.8)%	17.2%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 26, 2015	September 27, 2014
Cost of goods sold	0.5%	0.5%
Research and development	1.4%	2.1%
Selling, general and administrative	1.1%	1.3%
	3.0%	3.9%

Net Revenues

Net revenues were $562.5 million and $580.3 million for the three months ended September 26, 2015 and September 27, 2014, respectively, a decrease of 3.1%. Revenue from communications and data center, and industrial products were down 23% and 8%, respectively. This year over year decrease in communications and data center was mainly due to lower demand for server, basestation and network and datacom products. Industrial products were lower mainly due to decreases in the control and automation market. This decrease was partially offset primarily by an increase in net revenues in automotive of 40%.

During the three months ended September 26, 2015 and September 27, 2014, approximately 89% and 87% of net revenues, respectively, were derived from customers outside of the United States. While more than 95% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 26, 2015 and September 27, 2014 was immaterial.

Gross Margin

Our gross margin percentages were 50.9% and 58.4% for the three months ended September 26, 2015 and September 27, 2014, respectively. Our gross margin decreased by 7.5%, primarily from a $43.6 million increase in accelerated depreciation (7.8% decrease to gross margin) relating primarily to the San Jose wafer fabrication facility shut down which completed in the first quarter of the fiscal year 2016. There is no additional accelerated depreciation charges related to this plan in future quarters.

Research and Development

Research and development expenses were $121.4 million and $140.4 million for the three months ended September 26, 2015 and September 27, 2014, respectively, which represented 21.6% and 24.2% of net revenues for each respective period. The $19.0 million decrease was primarily attributable to a decrease in salaries and related expenses of $15.6 million as a result of headcount reductions primarily due to restructuring programs and spending control efforts.

Selling, General and Administrative

Selling, general and administrative expenses were $72.0 million and $80.0 million for the three months ended September 26, 2015 and September 27, 2014, respectively, which represented 12.8% and 13.8% of net revenues for each respective period. The $8.0 million decrease was primarily attributable to spending control efforts and a decrease in salaries and related expenses primarily resulting from headcount reductions.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $157.7 million and $10.2 million for the three months ended September 26, 2015 and September 27, 2014, respectively, which represented 28.0% and 1.8% of net revenues for each respective period. The $147.5 million increase was primarily due to classification of our wafer manufacturing facility in San Antonio, Texas as held for sale in the first quarter of fiscal year 2016 and therefore written down to fair value, less cost to sell.

Severance and Restructuring Expenses

Severance and restructuring expenses were $7.1 million and $1.4 million for the three months ended September 26, 2015 and September 27, 2014, respectively, which represented 1.3% and 0.2% of net revenues for each respective period. The $5.7 million increase was primarily due to restructuring activities associated with the major reorganization of the Company's business units and planned closure of our wafer level packaging manufacturing facility in Dallas.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $0.3 million and $1.6 million during the three months ended September 26, 2015 and September 27, 2014, respectively, which represented 0.1% and 0.3% of net revenues for each respective period. This net decrease in other operating expenses of $1.3 million was primarily driven by an expected loss on rent expense for vacated office space of $1.6 million in the first quarter of fiscal year 2015.

Provision for Income Taxes

In the three months ended September 26, 2015 and September 27, 2014, the Company recorded an income tax provision (benefit) of $(10.0) million and $(5.5) million, respectively. The Company’s effective tax rate for the three months ended September 26, 2015 and September 27, 2014 was 12.2% and (5.8)%, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended September 26, 2015 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates, partially offset by stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rate for the three months ended September 27, 2014 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, and a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue, partially offset by stock-based compensation for which no tax benefit is expected.

BACKLOG

At September 26, 2015 and June 27, 2015, our current quarter backlog was approximately $329.4 million and $365.7 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(in thousands)
Net cash provided by (used in) operating activities	$117,339	$116,997
Net cash provided by (used in) investing activities	(41,270)	(56,616)
Net cash provided by (used in) financing activities	(118,687)	(138,970)
Net increase (decrease) in cash and cash equivalents	$(42,618)	$(78,589)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $117.3 million in the three months ended September 26, 2015, an increase of $0.3 million compared with the three months ended September 27, 2014. The decrease in net income of $172.1 million was primarily offset by the write down to fair value, less cost to sell of our wafer manufacturing facility in San Antonio, Texas, and accelerated depreciation related to our San Jose wafer manufacturing facility. The net fluctuation within the other components of operating activities was not significant.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $15.3 million for the three months ended September 26, 2015 compared with the three months ended September 27, 2014. The decrease was due primarily to $15.9 million of reduction in capital expenditures relating to property, plant and equipment due to the Company's goal to reduce capital expenditure to a lower percentage of net revenue.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $20.3 million for the three months ended September 26, 2015 compared to the three months ended September 27, 2014. The decrease was primarily due to $23.0 million in lower repurchases of our common stock.

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

Outstanding debt is at $1,001 million as of both September 26, 2015 and June 27, 2015.

Available Financing Resources

As of September 26, 2015, the Company had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, warrants, rights and units under an automatic shelf registration statement filed with the SEC on August 13, 2013.

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings (loss) before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 26, 2015, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

As of September 26, 2015, our available funds consisted of $1,608.6 million in cash and cash equivalents and short-term investments.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of September 26, 2015, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended September 26, 2015 and September 27, 2014 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 26, 2015. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2015. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, which is incorporated herein by reference.

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

The following table summarizes the activity related to stock repurchases for the three months ended September 26, 2015:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jun. 28, 2015 - Jul. 25, 2015	368	$32.98	368	$554,645
Jul. 26, 2015 - Aug. 22, 2015	370	33.52	370	542,258
Aug. 23, 2015 - Sep. 26, 2015	458	33.10	458	527,084
Total for the quarter	1,196	$33.19	1,196	$527,084

In the fiscal quarter ended September 26, 2015, the Company repurchased approximately 1.2 million shares of its common stock for approximately $39.7 million. As of September 26, 2015, the Company had remaining authorization of $527.1 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 26, 2015, (ii) Condensed Consolidated Balance Sheets at September 26, 2015 and June 27, 2015, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended September 26, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 26, 2015 and (v) Notes to Condensed Consolidated Financial Statements.

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

October 23, 2015	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)