Form 10-Q
period 2015-12-26
MAXIM INTEGRATED PRODUCTS INC
filed 2016-01-22
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2015
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
YES [ ] NO [x]

As of January 15, 2016 there were 286,398,344 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 26, 2015	June 27, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,648,518	$1,550,965
Short-term investments	124,955	75,154
Total cash, cash equivalents and short-term investments	1,773,473	1,626,119
Accounts receivable, net	231,180	278,844
Inventories	274,741	288,474
Deferred tax assets	—	77,306
Other current assets	47,235	49,838
Total current assets	2,326,629	2,320,581
Property, plant and equipment, net	770,548	1,090,739
Intangible assets, net	202,877	261,652
Goodwill	490,648	511,647
Other assets	64,105	35,557
Assets held for sale	82,674	8,208
TOTAL ASSETS	$3,937,481	$4,228,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,145	$88,322
Income taxes payable	32,528	34,779
Accrued salary and related expenses	129,208	181,360
Accrued expenses	47,303	48,389
Deferred revenue on shipments to distributors	32,067	30,327
Total current liabilities	315,251	383,177
Long-term debt	1,000,000	1,000,000
Income taxes payable	419,881	410,378
Deferred tax liabilities	651	90,588
Other liabilities	52,874	54,221
Total liabilities	1,788,657	1,938,364

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	63,014	28,142
Retained earnings	2,103,339	2,279,112
Accumulated other comprehensive loss	(17,529)	(17,234)
Total stockholders’ equity	2,148,824	2,290,020
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,937,481	$4,228,384

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(in thousands, except per share data)

Net revenues	$510,831	$566,809	$1,073,341	$1,147,084
Cost of goods sold	218,662	252,732	494,821	494,186
Gross margin	292,169	314,077	578,520	652,898
Operating expenses:
Research and development	113,100	135,945	234,492	276,307
Selling, general and administrative	73,643	79,778	145,638	159,767
Intangible asset amortization	3,538	4,155	7,129	8,482
Impairment of long-lived assets	1,950	50,745	159,647	60,971
Impairment of goodwill and intangible assets	—	93,010	—	93,010
Severance and restructuring expenses	10,652	13,635	17,778	15,020
Other operating expenses (income), net	(247)	885	68	2,459
Total operating expenses	202,636	378,153	564,752	616,016
Operating income (loss)	89,533	(64,076)	13,768	36,882
Interest and other income (expense), net	(9,593)	(7,599)	(15,995)	(14,076)
Income (loss) before provision for income taxes	79,940	(71,675)	(2,227)	22,806
Income tax provision (benefit)	12,471	359	2,447	(5,140)
Net income (loss)	$67,469	$(72,034)	$(4,674)	$27,946

Earnings (loss) per share:
Basic	$0.24	$(0.25)	$(0.02)	$0.10
Diluted	$0.23	$(0.25)	$(0.02)	$0.10

Shares used in the calculation of earnings (loss) per share:
Basic	285,526	282,992	285,057	283,539
Diluted	290,521	282,992	285,057	288,876

Dividends declared and paid per share	$0.30	$0.28	$0.60	$0.56

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(in thousands)
Net income (loss)	$67,469	$(72,034)	$(4,674)	$27,946
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0	(359)	(83)	(283)	(108)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(22), $(89), $170 and $381, respectively	258	472	(356)	(1,103)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(81), $(121), $(161) and $(242), respectively	172	238	344	477
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	—	(92)	—	(632)
Other comprehensive income (loss), net	71	535	(295)	(1,366)
Total comprehensive income (loss)	$67,540	$(71,499)	$(4,969)	$26,580

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 26, 2015	December 27, 2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,674)	$27,946
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	35,382	43,196
Depreciation and amortization	151,135	135,318
Deferred taxes	(34,295)	(24,642)
Loss (gain) from sale of property, plant and equipment	(5,863)	2,088
Tax benefit related to stock-based compensation	3,173	1,381
Impairment of long-lived assets	159,647	60,971
Impairment of goodwill and intangible assets	—	93,010
Excess tax benefit from stock-based compensation	(6,169)	(4,180)
Changes in assets and liabilities:
Accounts receivable	47,664	37,322
Inventories	13,644	(17,136)
Other current assets	3,878	(23,965)
Accounts payable	(17,435)	(7,552)
Income taxes payable	7,252	546
Deferred revenue on shipments to distributors	1,740	1,369
All other accrued liabilities	(55,251)	(35,820)
Net cash provided by (used in) operating activities	299,828	289,852
Cash flows from investing activities:
Purchase of property, plant and equipment	(29,351)	(50,271)
Proceeds from sale of property, plant and equipment	50,315	24,679
Purchases of available-for-sale securities	(50,087)	(25,142)
Purchases of privately-held companies' securities	(7,008)	—
Other investing activities	2,380	—
Net cash provided by (used in) investing activities	(33,751)	(50,734)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	6,169	4,180
Repayment of notes payable	—	(437)
Net issuance of restricted stock units	(12,544)	(14,860)
Proceeds from stock options exercised	57,447	18,027
Issuance of common stock under employee stock purchase program	14,350	18,653
Repurchase of common stock	(62,847)	(122,351)
Dividends paid	(171,099)	(158,932)
Net cash provided by (used in) financing activities	(168,524)	(255,720)
Net increase (decrease) in cash and cash equivalents	97,553	(16,602)
Cash and cash equivalents:
Beginning of period	1,550,965	1,322,472
End of period	$1,648,518	$1,305,870
Supplemental disclosures of cash flow information:
Cash paid net during the period for income taxes	$24,520	$21,283
Cash paid for interest	$14,693	$14,712
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$8,179	$2,476

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 26, 2015 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this accounting standard update, on a prospective basis, at the beginning of the second quarter of fiscal year 2016. All deferred tax assets and liabilities as of December 26, 2015, have been classified as noncurrent in the accompanying Condensed Consolidated Balance Sheets and the notes thereto. The adoption at the beginning of the quarter resulted in a $50.6 million decrease in current deferred tax assets, a $40.7 million increase in other assets and a $9.9 million decrease to non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The company does not believe the guidance will result in a material impact to its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for the Company in the first quarter of fiscal year 2017, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019.  The Company is evaluating the effects of the adoption of this ASU to its financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consists of:

	December 26, 2015	June 27, 2015
Accounts Receivable:	(in thousands)
Accounts receivable	$247,468	$297,130
Returns and allowances	(16,288)	(18,286)
	$231,180	$278,844

Inventories consist of:

	December 26, 2015	June 27, 2015
Inventories:	(in thousands)
Raw materials	$12,611	$12,932
Work-in-process	178,650	199,716
Finished goods	83,480	75,826
	$274,741	$288,474

Property, plant and equipment, net consists of:

	December 26, 2015	June 27, 2015
Property, plant and equipment:	(in thousands)
Land	$24,631	$45,040
Buildings and building improvements	275,823	338,394
Machinery and equipment	1,431,786	1,970,819
	1,732,240	2,354,253
Less: accumulated depreciation and amortization	(961,692)	(1,263,514)
	$770,548	$1,090,739

Other assets consist of:

	December 26, 2015	June 27, 2015
Other assets:	(in thousands)
Licenses	9,002	8,665
Deferred taxes	23,120	1,447
Other	31,983	25,445
	$64,105	$35,557

Assets held for sale consist of:

As of December 26, 2015, assets held for sale primarily consist of land, building and equipment for the Company's wafer manufacturing facility in San Antonio, classified as held for sale during the first quarter of fiscal 2016. In addition, assets held for sale consist of goodwill, intangible assets and equipment of certain business units classified as held for sale during the second quarter of fiscal 2016.

As of June 27, 2015, assets held for sale consisted of land and buildings related to the Company's manufacturing facility in Batangas, the Philippines. This facility was sold in the second quarter of fiscal 2016.

	December 26, 2015	June 27, 2015
Assets held for sale:	(in thousands)
Property, plant and equipment, less accumulated depreciation	$41,402	$8,208
Goodwill	20,999	—
Identifiable intangible assets, less accumulated amortization	20,273	—
	$82,674	$8,208

Accrued salary and related expenses consist of:

	December 26, 2015	June 27, 2015
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$35,033	$36,906
Accrued bonus	41,691	86,506
Accrued severance and post-employment benefits	19,933	25,136
Accrued salaries	15,511	16,572
Accrued fringe	6,106	6,007
Other	10,934	10,233
	129,208	$181,360

Accrued expenses consist of:

	December 26, 2015	June 27, 2015
Accrued expenses:	(in thousands)
Accrued self-insurance	$9,040	$10,882
Accrued contract settlement	10,691	10,691
Accrued interest	6,660	6,660
Other	20,912	20,156
	$47,303	$48,389

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not hold any Level 3 assets or liabilities as of December 26, 2015 and June 27, 2015.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 26, 2015				As of June 27, 2015
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$1,230,289	$—	$—	$1,230,289	$1,156,239	$—	$—	$1,156,239
U.S. treasury bills (2)	—	124,955	—	124,955	—	75,154	—	75,154
Foreign currency forward contracts (3)	—	226	—	226	—	679	—	679
Total Assets	$1,230,289	$125,181	$—	$1,355,470	$1,156,239	$75,833	$—	$1,232,072

Liabilities
Foreign currency forward contracts (4)	$—	$674	$—	$674	$—	$613	$—	$613
Total Liabilities	$—	$674	$—	$674	$—	$613	$—	$613

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 26, 2015 and December 27, 2014:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	December 26, 2015	December 27, 2014
Contingent Consideration	(in thousands)
Beginning balance	$—	$3,215
Total gains or losses (realized and unrealized):
Included in earnings	—	384
Payments	—	(3,599)
Ending balance	$—	$—

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$—	$—

During the six months ended December 26, 2015 and December 27, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 26, 2015 and June 27, 2015 other than impairments of Long-Lived assets. For details, please refer to Note 14: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 26, 2015				June 27, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. Treasury notes	$125,105	$—	$150	$124,955	$75,022	$132	$—	$75,154
Total available-for-sale investments	$125,105	$—	$150	$124,955	$75,022	$132	$—	$75,154

In the six months ended December 26, 2015 and the year ended June 27, 2015, the Company did not recognize any impairment charges on short-term investments. The U.S. Treasury notes have maturity dates between May 15, 2016 and December 15, 2017.
Derivative instruments and hedging activities

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and European Union Euro, South Korean Won, and Japanese Yen expenditures for sales offices and research and development activities undertaken outside of the U.S.
The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.
Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of December 26, 2015 and June 27, 2015, the notional amounts of the forward contracts the Company held to purchase international currencies were $44.0 million and $54.2 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $2.7 million and $3.7 million, respectively.

Derivatives not designated as hedging instruments

As of December 26, 2015 and June 27, 2015, the notional amounts of the forward contracts the Company held to purchase international currencies were $23.8 million and $31.1 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $24.1 million and $28.2 million, respectively. The fair values of our outstanding foreign currency forward contracts and amounts included in the Condensed Consolidated Statement of Income were not material for the six months ended December 26, 2015 and the year ended June 27, 2015.

Long-term debt
The following table summarizes the Company’s long-term debt:

	December 26, 2015	June 27, 2015
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Notes denominated in Euro
Term fixed rate notes (2.0%) due on September 30, 2015	—	1,024
Total	1,000,000	1,001,024
Less: Current portion (included in “Accrued expenses”)	—	(1,024)
Total long-term debt	$1,000,000	$1,000,000

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $8.2 million and $8.0 million during the three months ended December 26, 2015 and December 27, 2014, respectively.

The estimated fair value of the Company’s debt was approximately $995 million as of December 26, 2015. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

Credit Facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of December 26, 2015, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At December 26, 2015, the Company had one stock incentive plan, the Company's Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESP Plan”). The 1996 Plan was adopted by the Board of Directors to provide the grant of stock options, restricted stock units (“RSUs”), and restricted stock and performance shares, including market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 26, 2015 and December 27, 2014, respectively:

	Three Months Ended
	December 26, 2015				December 27, 2014
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$279	$1,970	$621	$2,870	$362	$2,076	$550	$2,988
Research and development	843	7,210	1,085	9,138	1,587	8,415	1,219	11,221
Selling, general and administrative	802	5,138	471	6,411	1,029	5,038	500	6,567
Pre-tax stock-based compensation expense	$1,924	$14,318	$2,177	$18,419	$2,978	$15,529	$2,269	$20,776
Less: income tax effect				3,295				3,365
Net stock-based compensation expense				$15,124				$17,411

	Six Months Ended
	December 26, 2015				December 27, 2014
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$614	3,958	1,180	$5,752	$701	$4,050	$1,074	$5,825
Research and development	1,713	13,084	2,382	17,179	3,734	17,247	2,562	23,543
Selling, general and administrative	1,620	9,764	1,067	12,451	2,458	10,262	1,108	13,828
Pre-tax stock-based compensation expense	$3,947	$26,806	$4,629	$35,382	$6,893	$31,559	$4,744	$43,196
Less: income tax effect				6,057				6,637
Net stock-based compensation expense				$29,325				$36,559

The expenses included in the Condensed Consolidated Statements of Income related to RSUs include expenses related to MSUs of $0.8 million and $0.6 million for the three months ended December 26, 2015 and December 27, 2014, respectively and $1.3 million and $0.9 million for the six months ended December 26, 2015 and December 27, 2014, respectively.

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

The fair value of options granted to employees has been estimated using the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Expected holding period (in years)	0.0	5.0	0.0	4.8
Risk-free interest rate	—%	1.7%	—%	1.6%
Expected stock price volatility	—%	26.8%	—%	26.7%
Dividend yield	—%	3.5%	—%	3.2%

There were no stock options granted in the three and six months ended December 26, 2015. The weighted-average fair value of stock options granted was $4.79 and $5.56 per share for the three and six months ended December 27, 2014, respectively.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 26, 2015 and their activity for the six months ended December 26, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	10,173,016	$25.83
Options Granted	—	—
Options Exercised	(2,198,354)	26.25
Options Cancelled	(689,633)	33.47
Balance at December 26, 2015	7,285,029	$24.98	3.3	$98,360,731
Exercisable, December 26, 2015	3,547,516	$21.89	2.2	$58,325,173
Vested and expected to vest, December 26, 2015	7,092,264	$24.86	3.2	$95,523,711

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on December 24, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 26, 2015.

As of December 26, 2015, there was $11.5 million of total unrecognized stock compensation cost related to 3.7 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted Stock Units and Other Awards

The fair value of RSUs and other awards under the Company’s 1996 Plan is estimated using the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

The weighted-average fair value of RSUs and other awards granted was $36.14 and $27.24 per share for the three months ended December 26, 2015 and December 27, 2014, respectively.

The weighted-average fair value of RSUs and other awards granted was $28.70 and $27.18 per share for the six months ended December 26, 2015 and December 27, 2014, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of December 26, 2015 and their activity during the six months ended December 26, 2015:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	7,129,985
Restricted stock units and other awards granted	2,303,680
Restricted stock units and other awards released	(1,005,291)
Restricted stock units and other awards cancelled	(754,853)
Balance at December 26, 2015	7,673,521	2.9	$293,743,258
Outstanding and expected to vest, December 26, 2015	6,546,450	2.8	$248,084,773

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on December 24, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of December 26, 2015.

The Company withheld shares totaling $7.7 million and $12.5 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and six months ended December 26, 2015, respectively. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 26, 2015, there was $152.9 million of unrecognized compensation expense related to 7.7 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Market Stock Units

The Company granted MSUs to senior members of management in September 2014 and September 2015. The grant of MSUs was in lieu of granting stock options. MSUs are valued based on the relative performance of the Company’s stock price as compared to the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD index. Vesting for MSUs is contingent upon both service and market conditions, which is over a four-year period.

There were no MSUs granted for the three months ended December 26, 2015 and December 27, 2014.

The weighted-average fair value of MSUs granted was $29.64 and $15.64 per share for the six months ended December 26, 2015 and December 27, 2014, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of December 26, 2015 and their activity during the six months ended December 26, 2015:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	414,840
Market stock units granted	361,684
Market stock units released	—
Market stock units cancelled	(76,560)
Balance at December 26, 2015	699,964	3.4	$26,829,620
Outstanding and expected to vest, December 26, 2015	566,843	3.4	$21,727,097

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on December 24, 2015, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of December 26, 2015.

As of December 26, 2015, there was $13.9 million of unrecognized compensation expense related to 0.7 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.4 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”).

The fair value of ESPP granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	ESPP
	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.4%	0.1%	0.4%	0.1%
Expected stock price volatility	33.1%	26.4%	33.1%	26.4%
Dividend yield	3.6%	3.5%	3.6%	3.5%

As of December 26, 2015 and December 27, 2014, there was $7.5 million and $7.7 million, respectively, of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$67,469	$(72,034)	$(4,674)	$27,946

Denominator for basic earnings (loss) per share	285,526	282,992	285,057	283,539
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	4,995	—	—	5,337
Denominator for diluted earnings (loss) per share	290,521	282,992	285,057	288,876

Earnings (loss) per share
Basic	$0.24	$(0.25)	$(0.02)	$0.10
Diluted	$0.23	$(0.25)	$(0.02)	$0.10

The Company had a net loss for the three months ended December 27, 2014, accordingly all incremental shares totaling 5.8 million shares were determined to be anti-dilutive. The Company had a net loss for the six months ended December 26, 2015, accordingly all incremental shares totaling 5.6 million shares were determined to be anti-dilutive.

Approximately 0.1 million stock options were excluded from the calculation of diluted earnings per share for the three months ended December 26, 2015. Approximately 5.9 million stock options were excluded from the calculation of diluted earnings per share for the six months ended December 27, 2014. These options were excluded because they were determined to be anti-dilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Net revenues by geographic region was as follows:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(in thousands)
United States	$61,633	$70,336	$123,693	$144,931
China	197,420	242,303	421,657	482,320
Rest of Asia	153,203	155,388	323,137	320,820
Europe	85,951	80,992	177,854	164,957
Rest of World	12,624	17,790	27,000	34,056
	$510,831	$566,809	$1,073,341	$1,147,084

Net long-lived assets by geographic region were as follows:

	December 26, 2015	June 27, 2015
	(in thousands)
United States	$455,051	$783,148
Philippines	181,140	166,405
Thailand	52,175	56,776
Rest of World	82,182	84,410
	$770,548	$1,090,739

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss by component and related tax effects in the six months ended December 26, 2015 and December 27, 2014 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 27, 2015	$(6,280)	$(10,004)	$(1,136)	$53	$133	$(17,234)
Other comprehensive income (loss) before reclassifications	—	—	—	(941)	(283)	(1,224)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	505	—	415	—	920
Tax effects	—	(161)	—	170	—	9
Other comprehensive income (loss)	—	344	—	(356)	(283)	(295)
December 26, 2015	$(6,280)	$(9,660)	$(1,136)	$(303)	$(150)	$(17,529)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 28, 2014	$(5,753)	$(10,373)	$(1,136)	$(11)	$100	$(17,173)
Other comprehensive income (loss) before reclassifications	(116)	—	—	(1,917)	(108)	(2,141)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	719	—	433	—	1,152
Tax effects	(516)	(242)	—	381	—	(377)
Other comprehensive income (loss)	(632)	477	—	(1,103)	(108)	(1,366)
December 27, 2014	$(6,385)	$(9,896)	$(1,136)	$(1,114)	$(8)	$(18,539)

NOTE 10: INCOME TAXES

In the three and six months ended December 26, 2015, the Company recorded an income tax provision (benefit) of $12.5 million and $2.4 million, respectively compared to $0.4 million and $(5.1) million in the three and six months ended December 27, 2014, respectively. The Company’s effective tax rate for the three and six months ended December 26, 2015 was 15.6% and (109.9)%, respectively, compared to (0.5)% and (22.5)% for the three and six months ended December 27, 2014, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended December 26, 2015 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, were taxed at lower rates and a $2.5 million discrete benefit for fiscal year 2015 research tax credits that were generated by the extension, retroactive to January 1, 2015, of the federal research tax credit by legislation that was signed into law on December 18, 2015, partially offset by stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rate for the six months ended December 26, 2015 was higher than the statutory tax rate primarily because of $3.8 million of discrete interest accruals for unrecognized tax benefits and a $1.0 million discrete charge for prior year unrecognized tax benefits, partially offset by a $2.5 million discrete benefit for fiscal year 2015 research tax credits that were generated by the extension, retroactive to January 1, 2015, of the federal research tax credit by legislation that was signed into law on December 18, 2015.

The Company's effective tax rate for the three months ended December 27, 2014 was higher than the statutory rate primarily because of a $84.1 million discrete goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected, partially offset by earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, taxed at lower tax rates and a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the extension, retroactive to January 1, 2014, of the federal research tax credit by legislation that was signed into law on December 19, 2014.

The Company’s effective tax rate for the six months ended December 27, 2014 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, were taxed at lower rates, a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the extension, retroactive to January 1, 2014, of the federal research tax credit by legislation that was signed into law on December 19, 2014 and a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue in the first quarter of fiscal year 2015, partially offset by an $84.1 million discrete goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected.

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

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product warranty claims. In limited circumstances and for strategic customers in certain unique industries and applications, our product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and /or damages resulting from the product.

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

The changes in the Company’s aggregate product warranty liabilities for the six months ended December 26, 2015 and December 27, 2014 were as follows:

	Six Months Ended
	December 26, 2015	December 27, 2014
Product warranty liability	(in thousands)
Beginning balance	$14,329	$21,296
Accruals for warranties	2,247	1,168
Payments	(5,909)	(7,113)
Changes in estimate	873	1,380
Ending balance	$11,540	$16,731

Less: Current portion	7,240	8,131
Non-current portion	$4,300	$8,600

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

During the six months ended December 26, 2015, the Company repurchased approximately 1.8 million shares of its common stock for $62.8 million. As of December 26, 2015, the Company had remaining authorization of $503.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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
No indicators or instances of impairment were identified in the six months ended December 26, 2015.

During the three months ended December 26, 2015, $21.0 million of goodwill was reclassified as held for sale. For details, please refer to Note 3: "Balance sheet components" and Note 14: “Impairment of long-lived assets”.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	4-10 years
Trade name	3-4 years
Patents	5 years

Intangible assets consisted of the following:

	December 26, 2015			June 27, 2015
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$347,262	$234,639	$112,623	$435,962	$276,175	$159,787
Customer relationships	96,830	69,925	26,905	120,230	82,774	37,456
Trade name	8,500	5,686	2,814	8,500	4,886	3,614
Patents	2,500	1,167	1,333	2,500	907	1,593
Total amortizable purchased intangible assets	455,092	311,417	143,675	567,192	364,742	202,450
IPR&D	59,202	—	59,202	59,202	—	59,202
Total purchased intangible assets	$514,294	$311,417	$202,877	$626,394	$364,742	$261,652

During the three months ended December 26, 2015, $20.3 million of purchased intangible assets, net, was reclassified as held for sale. For details, please refer to Note 3: "Balance sheet components" and Note 14: “Impairment of long-lived assets”.

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(in thousands)
Cost of goods sold	$14,734	$18,750	$31,372	$37,500
Intangible asset amortization	3,538	4,155	7,129	8,482
Total intangible asset amortization expenses	$18,272	$22,905	$38,501	$45,982

The following table represents the estimated future amortization expense of intangible assets as of December 26, 2015:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2016	$28,734
2017	49,091
2018	41,563
2019	13,278
2020	3,358
2021	2,888
Thereafter	4,763
Total intangible assets	$143,675

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2016:

During the first quarter of fiscal year 2016, the Company recorded a $157.7 million impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas which was classified as held for sale and written down to fair value, less cost to sell. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets' fair values. The fair value of the land, buildings and equipment was determined after consideration of expected discounted future cash flows attributable to the assets and outside appraisals. The Company signed an agreement with TJ Texas, Inc., a wholly-owned subsidiary of Tower Semiconductor Ltd., for the sale of the semiconductor wafer fabrication facility in San Antonio, Texas on November 18, 2015.

In addition, the San Jose wafer fabrication facility was classified as held for sale during the first quarter of fiscal year 2016, but no impairment charge was recorded as the carrying value of the associated assets approximated the fair value, less cost to sell. The fair value of the land, buildings and equipment was determined after consideration of outside appraisals, quoted market prices of similar equipment and offers received. The Company completed the sale of this facility in the second quarter of fiscal year 2016 for approximately $39.0 million resulting in a gain of $3.8 million.

During the second quarter of fiscal year 2016, the Company classified certain business units, including associated tangible, intangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of each of the business units' associated assets approximates or is less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of offers received. The Company plans on completing these sales during fiscal year 2016.

Fiscal year 2015:

During the three and six months ended December 27, 2014, the Company recorded $50.7 million and $61.0 million, respectively, in impairment of long-lived assets in the Company’s Condensed Consolidated Statements of Income.

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

The impairment was also related to used fabrication tools identified by the Company as obsolete in the three months ended December 27, 2014 due to the transition to newer technologies. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of alternative use, the condition of the assets and current market demand.

NOTE 15: RESTRUCTURING ACTIVITIES

Fiscal year 2016:

Summary of Restructuring Plans

The Company has accruals for severance and restructuring payments as well as expected losses relating to lease terminations.

The Company’s restructuring activities in the six months ended December 26, 2015 were as follows:

	Balance, June 27, 2015	Six Months Ended December 26, 2015			Balance, December 26, 2015	As of December 26, 2015
		Charges	Cash Payments	Change in Estimates		Costs Incurred to Date (4)	Expected Costs to be Incurred
	(in thousands)
San Jose Fab Shutdown
Severance (1)	$6,725	$973	$(5,104)	$(553)	$2,041	$7,145	$—
Accelerated depreciation (2)	—	41,600	—	—	41,600	93,094	—
Total San Jose Fab Shutdown	6,725	42,573	(5,104)	(553)	43,641	100,239	—

Other Plans
Severance (1)	11,496	15,940	(16,110)	586	11,912	46,225	467
Dallas manufacturing facility accelerated depreciation (2)	$—	$4,064	$—	$—	$4,064	$4,064	$12,191
Lease termination losses and other (3)	3,754	1,743	(253)	(1,225)	4,019	8,876	—
Total other plans	15,250	21,747	(16,363)	(639)	19,995	59,165	12,658
Total restructuring plans	$21,975	$64,320	$(21,467)	$(1,192)	$63,636	$159,404	$12,658

In Balance Sheets:
Accrued salary and related expenses	$18,221				$13,953
Accrued expenses	$2,004				$2,410
Other liabilities	$1,750				$1,609

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

San Jose Fab Shutdown

In October 2014, the Company initiated a plan to shut down its San Jose wafer fabrication facility. The Company reached the decision that it was not economically feasible to maintain this facility, which is used primarily for fab process development and low volume manufacturing, as the Company intended to utilize other resources to complete such activities in the future. This plan included cash charges related to employee severance and non-cash charges related to accelerated depreciation. This plan has been completed, and the shutdown took place in the second quarter of fiscal year 2016.

During the three and six months ended December 26, 2015, the Company recorded accelerated depreciation charges of $0 and $41.6 million, respectively, in “Cost of goods sold” and $0 and $0.4 million, respectively, in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income. The sale of the San Jose wafer fabrication facility took place during the second quarter of fiscal year 2016.

Other Plans

During the three and six months ended December 26, 2015, the Company recorded $10.7 million and $17.0 million, respectively, in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with continued reorganization of certain business units and functions and the planned closure the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

As the Company plans to close its WLP manufacturing facility in Dallas, Texas in fiscal year 2017, the Company recorded accelerated depreciation charges of $2.0 million and $4.1 million during the three and six months ended December 26, 2015, respectively.

The Company also accrues for expected losses relating to lease terminations as a result of plans to consolidate office space. The need for consolidation resulted from acquisition and relocation activities.

Fiscal year 2015:

Severance and restructuring expenses were $13.6 million and $15.0 million for the three and six months ended December 27, 2014.

Change in estimate:

Due to the above mentioned restructuring activities, the Company recorded accelerated depreciation resulting from the change in estimated useful lives of certain long lived assets included in restructuring plans. In all periods that accelerated depreciation expense was recorded, this resulted in additional expense and therefore impacted operating income (loss), net income (loss) and earnings per share as presented in the table below.

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27 2014
	(in thousands, except per share data)
Operating income (loss), as reported	$89,533	$(64,076)	$13,768	$36,882
Operating income (loss), excluding accelerated depreciation expense	91,565	(55,181)	59,432	45,777
Effect of change in estimate	$(2,032)	$(8,895)	$(45,664)	$(8,895)

Net income (loss), as reported	$67,469	$(72,034)	$(4,674)	$27,946
Net income (loss), excluding accelerated depreciation expense	73,119	(62,278)	37,705	37,702
Effect of change in estimate	$(5,650)	$(9,756)	$(42,379)	$(9,756)

Basic earnings (loss) per share, as reported	$0.24	$(0.25)	$(0.02)	$0.10
Diluted earnings (loss) per share, as reported	$0.23	$(0.25)	$(0.02)	$0.10

Basic earnings (loss) per share, excluding accelerated depreciation expense	$0.26	$(0.22)	$0.13	$0.13
Diluted earnings (loss) per share, excluding accelerated depreciation expense	$0.25	$(0.22)	$0.13	$0.13

Effect of change in estimate - basic earnings (loss) per share	$(0.02)	$(0.03)	$(0.15)	$(0.03)
Effect of change in estimate - diluted earnings (loss) per share	$(0.02)	$(0.03)	$(0.15)	$(0.03)

NOTE 16: SUBSEQUENT EVENT

On December 30, 2015, the Company entered into an agreement to sell its energy metering business to Silergy Corporation, an analog semiconductor company with operations in the U.S. and Asia, for approximately $105.0 million. The Company expects to close the transaction during the third quarter of fiscal 2016 subject to the satisfaction of customary closing conditions.

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

In October 2014, the Company initiated a plan to shut down its San Jose wafer fabrication facility. The Company has incurred to date a total of $100.2 million of accelerated depreciation and severance charges related to this plan which was completed in the second quarter of fiscal year 2016.

During fiscal year 2015, we commenced activities to close down the operations in our Batangas, Philippines manufacturing site, and the close was completed in the second quarter of fiscal year 2016. All related capacity and manufacturing requirements were transferred to our other existing manufacturing locations or alternatively to our third party subcontractors.

During fiscal year 2015, we also commenced activities to close down the operations in our Hillsboro, Oregon testing site which will be completed in fiscal year 2016.

Additionally, we announced in July 2015 the planned transfer and sale of our wafer manufacturing facility in San Antonio, Texas to a foundry partner in fiscal year 2016. During the first quarter of fiscal 2016, this facility was classified as held for sale and written down to fair value, less cost to sell, resulting in an impairment charge of $157.7 million.

Also, we announced in July 2015 that we intend to close our wafer level packaging manufacturing facility in Dallas, Texas in fiscal year 2017. This plan includes the sale of our Dallas campus as well as the leasing of new office space for remaining design, administration and manufacturing functions.

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

There have been no material changes during the six months ended December 26, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, except for the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Please refer to Part I, Item 1, Note 2: "Recently Issued Accounting Pronouncements" to the Condensed Consolidated Financial Statements for additional details of the adoption and impact of this standard update.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.8%	44.6%	46.1%	43.1%
Gross margin	57.2%	55.4%	53.9%	56.9%
Operating expenses:
Research and development	22.1%	24.0%	21.8%	24.1%
Selling, general and administrative	14.4%	14.1%	13.6%	13.9%
Intangible asset amortization	0.7%	0.7%	0.7%	0.7%
Impairment of long-lived assets	0.4%	9.0%	14.9%	5.3%
Impairment of goodwill and intangible assets	—%	16.4%	—%	8.1%
Severance and restructuring expenses	2.1%	2.4%	1.7%	1.3%
Other operating expenses (income), net	—%	0.2%	—%	0.2%
Total operating expenses	39.7%	66.8%	52.7%	53.6%
Operating income	17.5%	(11.4)%	1.2%	3.3%
Interest and other income (expense), net	(1.9)%	(1.3)%	(1.5)%	(1.2)%
Income before provision for income taxes	15.6%	(12.7)%	(0.3)%	2.1%
Income tax provision (benefit)	2.4%	0.1%	0.2%	(0.4)%
Net income (loss)	13.2%	(12.8)%	(0.5)%	2.5%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Cost of goods sold	0.6%	0.5%	0.5%	0.5%
Research and development	1.8%	2.0%	1.6%	2.1%
Selling, general and administrative	1.3%	1.2%	1.2%	1.2%
	3.7%	3.7%	3.3%	3.8%

Net Revenues

Net revenues were $510.8 million and $566.8 million for the three months ended December 26, 2015 and December 27, 2014, respectively, a decrease of 9.9%. Revenue from consumer products was down 23%, primarily driven by lower demand for smartphones. Revenue from communications and data center products was down 18%, mainly due to lower demand for server, basestation and data storage products. These decreases were partially offset by a 34% increase in net revenues in automotive products, primarily driven by infotainment.

Net revenues were $1,073.3 million and $1,147.1 million for the six months ended December 26, 2015 and December 27, 2014, respectively, a decrease of 6.4%. Revenue from communications and data center was down 21%, mainly due to lower demand for server, basestation and data storage products. Revenue from consumer products was down 10%, primarily driven by lower demand for smartphones. This decrease was partially offset by an increase in automotive net revenues of 37%, primarily driven by infotainment.

During the three months ended December 26, 2015 and December 27, 2014, approximately 88% and 88% of net revenues, respectively, were derived from customers outside of the United States. While more than 95% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and six months ended December 26, 2015 and December 27, 2014 was immaterial.

Gross Margin

Our gross margin percentages were 57.2% and 55.4% for the three months ended December 26, 2015 and December 27, 2014, respectively. Our gross margin increased by 1.8%, primarily from a $6.9 million decrease in accelerated depreciation (1.2% increase to gross margin) relating primarily to the San Jose wafer fabrication facility shut down, which began in the second quarter of 2015 and was completed in the second quarter of fiscal year 2016.

Our gross margin percentages were 53.9% and 56.9% for the six months ended December 26, 2015 and December 27, 2014, respectively. Our gross margin decreased by 3.0%, primarily from a $36.8 million increase in accelerated depreciation (3.5% decrease to gross margin) relating primarily to the San Jose wafer fabrication facility shut down.

The below table presents the impact of accelerated depreciation expense on gross margin for all periods presented.

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27 2014
	(in thousands, except per share data)
Gross margin, as reported	$292,169	$314,077	$578,520	$652,898
Accelerated depreciation expense	2,032	8,895	45,664	8,895
Gross margin, without accelerated depreciation expense	$294,201	$322,972	$624,184	$661,793

Gross margin %, as reported	57.2%	55.4%	53.9%	56.9%
Gross margin %, without accelerated depreciation expense	57.6%	57.0%	58.2%	57.7%
Impact percentage	(0.4)%	(1.6)%	(4.3)%	(0.8)%

Research and Development

Research and development expenses were $113.1 million and $135.9 million for the three months ended December 26, 2015 and December 27, 2014, respectively, which represented 22.1% and 24.0% of net revenues for each respective period. The $22.8 million decrease was primarily attributable to a decrease in salaries and related expenses of $16.2 million as a result of headcount reductions primarily due to restructuring programs and spending control efforts.

Research and development expenses were $234.5 million and $276.3 million for the six months ended December 26, 2015 and December 27, 2014, respectively, which represented 21.8% and 24.1% of net revenues for each respective period. The $41.8 million decrease was primarily attributable to a decrease in salaries and related expenses of $31.7 million as a result of headcount reductions primarily due to restructuring programs and spending control efforts.

Selling, General and Administrative

Selling, general and administrative expenses were $73.6 million and $79.8 million for the three months ended December 26, 2015 and December 27, 2014, respectively, which represented 14.4% and 14.1% of net revenues for each respective period. The $6.2 million decrease was primarily attributable to spending control efforts and a decrease in salaries and related expenses primarily resulting from headcount reductions.

Selling, general and administrative expenses were $145.6 million and $159.8 million for the six months ended December 26, 2015 and December 27, 2014, respectively, which represented 13.6% and 13.9% of net revenues for each respective period. The $14.2 million decrease was primarily attributable to spending control efforts and a decrease in salaries and related expenses primarily resulting from headcount reductions.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $2.0 million and $50.7 million for the three months ended December 26, 2015 and December 27, 2014, respectively, which represented 0.4% and 9.0% of net revenues for each respective period. The $48.7 million decrease was primarily due to equipment impairment associated with the Sensing Solutions Reporting unit during the three months ended December 27, 2014.

Impairment of long-lived assets were $159.6 million and $61.0 million for the six months ended December 26, 2015 and December 27, 2014, respectively, which represented 14.9% and 5.3% of net revenues for each respective period. The $98.6 million increase was primarily due to classification of our wafer manufacturing facility in San Antonio, Texas as held for sale in the first quarter of fiscal year 2016 and therefore written down to fair value, less cost to sell.

Severance and Restructuring Expenses

Severance and restructuring expenses were $10.7 million and $13.6 million for the three months ended December 26, 2015 and December 27, 2014, respectively, which represented 2.1% and 2.4% of net revenues for each respective period. The $2.9 million decrease was primarily due to the timing of restructuring cost associated with the major reorganization of the Company's business units and shut down of San Jose wafer fabrication facility.

Severance and restructuring expenses were $17.8 million and $15.0 million for the six months ended December 26, 2015 and December 27, 2014, respectively, which represented 1.7% and 1.3% of net revenues for each respective period. The $2.8 million increase was primarily due to restructuring activities associated with the major reorganization of the Company's business units and planned closure of our wafer level packaging manufacturing facility in Dallas.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $(0.2) million and $0.9 million during the three months ended December 26, 2015 and December 27, 2014, respectively, which represented 0.0% and 0.2% of net revenues for each respective period. This net decrease in other operating expenses of $1.1 million was primarily driven by the $3.8 million gain on the asset sale of our San Jose wafer fabrication facility.

Other operating expenses (income), net were $0.1 million and $2.5 million during the six months ended December 26, 2015 and December 27, 2014, respectively, which represented 0.0% and 0.2% of net revenues for each respective period. This net decrease in other operating expenses of $2.4 million was primarily driven by the gain on the asset sale of our San Jose wafer fabrication facility.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(9.6) million and $(7.6) million for the three months ended December 26, 2015 and December 27, 2014, respectively, which represented 1.9% and 1.3% of net revenues for each respective period. The change in interest and other expense of $(2.0) million was primarily driven by the impact from foreign currency exchange rates movements.

Interest and other income (expense), net were $(16.0) million and $(14.1) million for the six months ended December 26, 2015 and December 27, 2014, respectively, which represented 1.5% and 1.2% of net revenues for each respective period. The change in interest and other expense of $(1.9) million was primarily driven by the impact from foreign currency exchange rates movements.

Provision for Income Taxes

In the three and six months ended December 26, 2015,the Company recorded an income tax provision (benefit) of $12.5 million and $2.4 million, respectively, compared to $0.4 million and $(5.1) million in the three and six months ended December 27, 2014, respectively. The Company's effective tax rate for the three and six months ended December 26, 2015 was 15.6% and (109.9)%, respectively, compared to (0.5)% and (22.5)% for the three and six months ended December 27, 2014, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended December 26, 2015 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates and a $2.5 million discrete benefit for fiscal year 2015 research tax credits that were generated by the extension, retroactive to January 1, 2015, of the federal research tax credit by legislation that was signed into law on December 18, 2015, partially offset by stock-based compensation for which no tax benefit is expected.

The Company’s effective tax rate for the six months ended December 26, 2015 was higher than the statutory tax rate primarily because of $3.8 million of discrete interest accruals for unrecognized tax benefits and a $1.0 million discrete charge for prior year unrecognized tax benefits, partially offset by a $2.5 million discrete benefit for fiscal year 2015 research tax credits that were generated by the extension, retroactive to January 1, 2015, of the federal research tax credit by legislation that was signed into law on December 18, 2015.

The Company's effective tax rate for the three months ended December 27, 2014 was higher than the statutory rate primarily because of a $84.1 million discrete goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected, partially offset by earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, taxed at lower tax rates and a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the extension, retroactive to January 1, 2014, of the federal research tax credit by legislation that was signed into law on December 19, 2014.

The Company’s effective tax rate for the six months ended December 27, 2014 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, a $2.9 million discrete benefit for fiscal year 2014 research tax credits that were generated by the extension, retroactive to January 1, 2014, of the federal research tax credit by legislation that was signed into law on December 19, 2014 and a $24.8 million discrete benefit for the favorable settlement of a Singapore tax issue in the first quarter of fiscal year 2015, partially offset by an $84.1 million discrete goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected.

BACKLOG

At December 26, 2015 and September 26, 2015, our current quarter backlog was approximately $328.8 million and $329.4 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Six Months Ended
	December 26, 2015	December 27, 2014
	(in thousands)
Net cash provided by (used in) operating activities	$299,828	$289,852
Net cash provided by (used in) investing activities	(33,751)	(50,734)
Net cash provided by (used in) financing activities	(168,524)	(255,720)
Net increase (decrease) in cash and cash equivalents	$97,553	$(16,602)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $299.8 million in the six months ended December 26, 2015, an increase of $10.0 million compared with the six months ended December 27, 2014. This increase was primarily driven by a decrease in inventory of $30.7 million due to actions to keep inventory balances in line with current revenue levels, a decrease in other current assets of $27.8 million due to the timing of payments of prepaid and other current assets, and a decrease in accounts receivable of $10.3 million driven by the timing of collections from customers. These were offset by a decrease in accounts payable and other accrued liabilities of $29.3 million related to the timing of payments. The increase from the change in assets and liabilities, net, was partially offset by the decrease in net income of $32.6 million.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $17.0 million for the six months ended December 26, 2015 compared with the six months ended December 27, 2014. The decrease was due primarily to $25.6 million of additional proceeds from the sale of property, plant and equipment, the majority of which was from the sale of our San Jose wafer manufacturing facility for $39.0 million, and $20.9 million of reduction in capital expenditures relating to property, plant and equipment due to the Company's goal to reduce capital expenditure to a lower percentage of net revenue. This decrease was offset by a $24.9 million increase relating to additional purchases of U.S. treasury securities.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $87.2 million for the six months ended December 26, 2015 compared to the six months ended December 27, 2014. The decrease was primarily due to $59.5 million in lower repurchases of our common stock and $39.4 million in higher proceeds received from the exercise of stock options. This decrease was offset primarily due to an increase of $12.2 million dividend payments.

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

The estimated fair value of outstanding debt is at $995 million and $992 million as of December 26, 2015 and June 27, 2015, respectively.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of December 26, 2015, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three and six months ended December 26, 2015 and December 27, 2014 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 26, 2015. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2015. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the activity related to stock repurchases for the three months ended December 26, 2015:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Sep. 27, 2015 - Oct. 24, 2015	331	$34.06	331	$515,827
Oct. 25, 2015 - Nov. 21, 2015	120	39.58	120	511,066
Nov. 22, 2015 - Dec. 26, 2015	187	38.19	187	503,934
Total for the quarter	638	$36.31	638	$503,934

In the fiscal quarter ended December 26, 2015, the Company repurchased approximately 0.6 million shares of its common stock for approximately $23.2 million. As of December 26, 2015, the Company had remaining authorization of $503.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

(a) Exhibits

3.1	Amended and Restated Bylaws
3.2	Certificate of Amendment of Restated Certificate of Incorporation (1)
10.1
Supply Agreement between the Company and TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), a Delaware corporation and indirect wholly-owned subsidiary of Tower Semiconductor Ltd., an Israeli corporation, executed as of November 18, 2015 (2)

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

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015.

(2) Portions of this exhibit (indicated by bracketed asterisks) have been omitted, pursuant to request for confidential treatment filed with the SEC.

(3) This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 26, 2015, (ii) Condensed Consolidated Balance Sheets at December 26, 2015 and June 27, 2015, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended December 26, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 26, 2015 and (v) Notes to Condensed Consolidated Financial Statements.

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

January 22, 2016	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)