Form 10-Q
period 2016-03-26
MAXIM INTEGRATED PRODUCTS INC
filed 2016-04-22
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
YES [ ] NO [x]

As of April 15, 2016 there were 284,310,223 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 26, 2016	June 27, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,710,340	$1,550,965
Short-term investments	150,076	75,154
Total cash, cash equivalents and short-term investments	1,860,416	1,626,119
Accounts receivable, net	278,502	278,844
Inventories	234,603	288,474
Deferred tax assets	—	77,306
Other current assets	88,389	49,838
Total current assets	2,461,910	2,320,581
Property, plant and equipment, net	748,781	1,090,739
Intangible assets, net	188,510	261,652
Goodwill	490,648	511,647
Other assets	77,886	35,557
Assets held for sale	13,733	8,208
TOTAL ASSETS	$3,981,468	$4,228,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,696	$88,322
Income taxes payable	30,907	34,779
Accrued salary and related expenses	151,411	181,360
Accrued expenses	42,562	48,389
Deferred revenue on shipments to distributors	34,457	30,327
Total current liabilities	342,033	383,177
Long-term debt	1,000,000	1,000,000
Income taxes payable	451,099	410,378
Deferred tax liabilities	643	90,588
Other liabilities	48,930	54,221
Total liabilities	1,842,705	1,938,364

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	280	28,142
Retained earnings	2,154,767	2,279,112
Accumulated other comprehensive loss	(16,284)	(17,234)
Total stockholders’ equity	2,138,763	2,290,020
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,981,468	$4,228,384

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(in thousands, except per share data)

Net revenues	$555,252	$577,263	$1,628,593	$1,724,347
Cost of goods sold	236,411	261,995	731,232	756,181
Gross margin	318,841	315,268	897,361	968,166
Operating expenses:
Research and development	119,178	123,913	353,670	400,220
Selling, general and administrative	71,778	75,766	217,416	235,533
Intangible asset amortization	2,538	3,977	9,667	12,459
Impairment of long-lived assets	506	5,522	160,153	66,493
Impairment of goodwill and intangible assets	—	—	—	93,010
Severance and restructuring expenses	2,552	2,824	20,330	17,844
Other operating expenses (income), net	(55,419)	(2,184)	(55,351)	275
Total operating expenses	141,133	209,818	705,885	825,834
Operating income (loss)	177,708	105,450	191,476	142,332
Interest and other income (expense), net	(6,373)	(5,534)	(22,368)	(19,610)
Income (loss) before provision for income taxes	171,335	99,916	169,108	122,722
Income tax provision (benefit)	31,525	20,483	33,972	15,343
Net income (loss)	$139,810	$79,433	$135,136	$107,379

Earnings (loss) per share:
Basic	$0.49	$0.28	$0.47	$0.38
Diluted	$0.48	$0.28	$0.47	$0.37

Shares used in the calculation of earnings (loss) per share:
Basic	285,854	283,418	285,323	283,499
Diluted	289,783	288,840	289,648	288,625

Dividends declared and paid per share	$0.30	$0.28	$0.90	$0.84

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(in thousands)
Net income (loss)	$139,810	$79,433	$135,136	$107,379
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0	265	129	(18)	21
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(246), $2, $(76) and $383, respectively	808	(454)	452	(1,557)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(81), $(121), $(242) and $(363), respectively	172	238	516	715
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	—	105	—	(527)
Other comprehensive income (loss), net	1,245	18	950	(1,348)
Total comprehensive income (loss)	$141,055	$79,451	$136,086	$106,031

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$135,136	$107,379
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	53,257	61,782
Depreciation and amortization	198,223	206,757
Deferred taxes	(34,628)	(40,300)
Loss (gain) from sale of property, plant and equipment	(2,765)	1,647
Loss/ (gain) on sale of business	(58,944)	—
Tax benefit related to stock-based compensation	3,718	9,016
Impairment of long-lived assets	160,153	66,493
Impairment of goodwill and intangible assets	—	93,010
Excess tax benefit from stock-based compensation	(7,660)	(10,177)
Changes in assets and liabilities:
Accounts receivable	342	17,401
Inventories	36,429	(7,942)
Other current assets	(5,069)	(24,121)
Accounts payable	(8,752)	(7,075)
Income taxes payable	36,849	23,133
Deferred revenue on shipments to distributors	4,130	4,816
All other accrued liabilities	(42,605)	(29,903)
Net cash provided by (used in) operating activities	467,814	471,916
Cash flows from investing activities:
Purchase of property, plant and equipment	(46,881)	(60,456)
Proceeds from sale of property, plant and equipment	50,451	26,294
Proceeds from sale of business	105,000	—
Purchases of available-for-sale securities	(74,948)	(25,142)
Purchases of privately-held companies' securities	(8,929)	(200)
Other investing activities	2,380	500
Net cash provided by (used in) investing activities	27,073	(59,004)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	7,660	10,177
Repayment of notes payable	—	(437)
Net issuance of restricted stock units	(21,397)	(23,229)
Proceeds from stock options exercised	67,336	49,125
Issuance of common stock under employee stock purchase program	14,350	18,653
Repurchase of common stock	(146,648)	(159,125)
Dividends paid	(256,813)	(238,351)
Net cash provided by (used in) financing activities	(335,512)	(343,187)
Net increase (decrease) in cash and cash equivalents	159,375	69,725
Cash and cash equivalents:
Beginning of period	1,550,965	1,322,472
End of period	$1,710,340	$1,392,197
See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)

Supplemental disclosures of cash flow information:
Cash paid net during the period for income taxes	$26,927	$38,645
Cash paid for interest	$23,131	$23,150

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$8,047	$4,834
Common stock valued at $40.0 million received as consideration in sale of inventory, property, plant and equipment for the Company's wafer manufacturing facility in San Antonio, Texas	$40,000	—

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 26, 2016 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2015 was a 52-week fiscal year and fiscal year 2016 will also be a 52-week fiscal year.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this accounting standard update, on a prospective basis, at the beginning of the second quarter of fiscal year 2016. All deferred tax assets and liabilities as of March 26, 2016, have been classified as noncurrent in the accompanying Condensed Consolidated Balance Sheets and the notes thereto. The adoption at the beginning of the second quarter of fiscal year 2016 resulted in a $50.6 million decrease in current deferred tax assets, a $40.7 million increase in other assets and a $9.9 million decrease to non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 uses a five-step model to determine revenue recognition in contracts with customers. Further, in March 2015, the FASB issued ASU 2016-09 which clarifies the implementation guidance on principal versus agent considerations. The Company is currently evaluating the potential impact of this standard on its financial statements. ASU No. 2014-09 is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. Early adoption in the first quarter of fiscal year 2018 is permitted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in the first quarter of fiscal year 2020. The Company is currently evaluating the potential impact of this standard on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective beginning in the first quarter of fiscal year 2018 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the potential impact of this standard on its financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts receivable, net consists of:

	March 26, 2016	June 27, 2015
Accounts Receivable:	(in thousands)
Accounts receivable	$295,758	$297,130
Returns and allowances	(17,256)	(18,286)
	$278,502	$278,844

Inventories consist of:

	March 26, 2016	June 27, 2015
Inventories:	(in thousands)
Raw materials	$9,610	$12,932
Work-in-process	156,056	199,716
Finished goods	68,937	75,826
	$234,603	$288,474

Property, plant and equipment, net consists of:

	March 26, 2016	June 27, 2015
Property, plant and equipment:	(in thousands)
Land	$24,631	$45,040
Buildings and building improvements	276,279	338,394
Machinery and equipment	1,401,115	1,970,819
	1,702,025	2,354,253
Less: accumulated depreciation	(953,244)	(1,263,514)
	$748,781	$1,090,739

Other assets consist of:

	March 26, 2016	June 27, 2015
Other assets:	(in thousands)
Licenses	$8,337	$8,665
Deferred taxes	23,122	1,447
Investments in privately-held companies	11,807	2,715
Advance on product purchases	10,000	—
Other	24,620	22,730
	$77,886	$35,557

Assets held for sale consist of:

	March 26, 2016	June 27, 2015
Assets held for sale:	(in thousands)
Property, plant and equipment, less accumulated depreciation	$13,167	$8,208
Goodwill	566	—
	$13,733	$8,208

As of March 26, 2016, assets held for sale assets held for sale primarily consisted of equipment and goodwill related to a product line to be divested classified as held for sale during the second quarter of fiscal 2016.

As of June 27, 2015, assets held for sale consisted of land and buildings related to the Company's manufacturing facility in Batangas, the Philippines. This facility was sold in the second quarter of fiscal 2016.

Accrued salary and related expenses consist of:

	March 26, 2016	June 27, 2015
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$29,524	$36,906
Accrued bonus	65,725	86,506
Accrued severance and post-employment benefits	14,676	25,136
Accrued salaries	8,787	16,572
Accrued fringe	7,846	6,007
Other	24,853	10,233
	$151,411	$181,360

Accrued expenses consist of:

	March 26, 2016	June 27, 2015
Accrued expenses:	(in thousands)
Accrued self-insurance	$9,850	$10,882
Accrued contract settlement	10,691	10,691
Accrued interest	5,566	6,660
Other	16,455	20,156
	$42,562	$48,389

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

The Company’s Level 2 assets and liabilities consist of U.S. treasury bills and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, the Company has classified these investments as Level 2 in the fair value hierarchy. Also within Level 2 assets and liabilities are shares of common stock received as consideration for the sale of the Company's wafer manufacturing facility in San Antonio, Texas which have been valued based on quoted prices in the active market for identical assets, adjusted for estimated timing of sale.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not hold any Level 3 assets or liabilities as of March 26, 2016 and June 27, 2015.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 26, 2016				As of June 27, 2015
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$1,273,454	$—	$—	$1,273,454	$1,156,239	$—	$—	$1,156,239
U.S. treasury bills (2)	—	150,076	—	150,076	—	75,154	—	75,154
Foreign currency forward contracts (3)	—	929	—	929	—	679	—	679
Common stock (4)	—	40,000	—	40,000	—	—	—	—
Total Assets	$1,273,454	$191,005	$—	$1,464,459	$1,156,239	$75,833	$—	$1,232,072

Liabilities
Foreign currency forward contracts (5)	$—	$312	$—	$312	$—	$613	$—	$613
Total Liabilities	$—	$312	$—	$312	$—	$613	$—	$613

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Other assets in the accompanying Condensed Consolidated Balance Sheets.
(5) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 26, 2016 and March 28, 2015:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	March 26, 2016	March 28, 2015
Contingent Consideration	(in thousands)
Beginning balance	$—	$3,215
Total gains or losses (realized and unrealized):
Included in earnings	—	384
Payments	—	(3,599)
Ending balance	$—	$—

Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$—	$—

During the nine months ended March 26, 2016 and March 28, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 26, 2016 and June 27, 2015 other than impairments of Long-Lived assets. For details, please refer to Note 14: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 26, 2016				June 27, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. Treasury bills	$149,960	$116	$—	$150,076	$75,022	$132	$—	$75,154
Total available-for-sale investments	$149,960	$116	$—	$150,076	$75,022	$132	$—	$75,154

In the nine months ended March 26, 2016 and the year ended June 27, 2015, the Company did not recognize any impairment charges on short-term investments. The U.S. Treasury bills have maturity dates between May 15, 2016 and December 15, 2017.
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
Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of March 26, 2016 and June 27, 2015, the notional amounts of the forward contracts the Company held to purchase international currencies were $44.8 million and $54.2 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $2.6 million and $3.7 million, respectively.

Derivatives not designated as hedging instruments

As of March 26, 2016 and June 27, 2015, the notional amounts of the forward contracts the Company held to purchase international currencies were $22.9 million and $31.1 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $26.9 million and $28.2 million, respectively. The fair values of our outstanding foreign currency forward contracts and gain (loss) included in the Condensed Consolidated Statement of Income were not material for the nine months ended March 26, 2016 and the year ended June 27, 2015.

Long-term debt
The following table summarizes the Company’s long-term debt:

	March 26, 2016	June 27, 2015
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Notes denominated in Euro
Term fixed rate notes (2.0%) due on September 30, 2015	—	1,024
Total	1,000,000	1,001,024
Less: Current portion (included in “Accrued expenses”)	—	(1,024)
Total long-term debt	$1,000,000	$1,000,000

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $8.2 million and $8.1 million during the three months ended March 26, 2016 and March 28, 2015, respectively.

The estimated fair value of the Company’s debt was approximately $1,012 million as of March 26, 2016. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

Credit Facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of March 26, 2016, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At March 26, 2016, the Company had one stock incentive plan, the Company's Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESP Plan”). The 1996 Plan was adopted by the Board of Directors to provide the grant of stock options, restricted stock units (“RSUs”), and restricted stock and performance shares, including market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 26, 2016 and March 28, 2015, respectively:

	Three Months Ended
	March 26, 2016				March 28, 2015
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$120	$1,182	$629	$1,931	$351	$2,136	$588	$3,075
Research and development	895	7,587	1,522	10,004	637	7,208	1,620	9,465
Selling, general and administrative	795	4,507	638	5,940	764	4,628	655	6,047
Pre-tax stock-based compensation expense	$1,810	$13,276	$2,789	$17,875	$1,752	$13,972	$2,863	$18,587
Less: income tax effect				1,989				3,249
Net stock-based compensation expense				$15,886				$15,338

	Nine Months Ended
	March 26, 2016				March 28, 2015
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$735	$5,140	$1,808	$7,683	$1,051	$6,186	$1,662	$8,899
Research and development	2,608	20,671	3,904	27,183	4,372	24,455	4,182	33,009
Selling, general and administrative	2,415	14,271	1,705	18,391	3,223	14,889	1,762	19,874
Pre-tax stock-based compensation expense	$5,758	$40,082	$7,417	$53,257	$8,646	$45,530	$7,606	$61,782
Less: income tax effect				8,046				9,886
Net stock-based compensation expense				$45,211				$51,896

The expenses included in the Condensed Consolidated Statements of Income related to RSUs include expenses related to MSUs of $0.7 million and $0.5 million for the three months ended March 26, 2016 and March 28, 2015, respectively and $2.0 million and $1.4 million for the nine months ended March 26, 2016 and March 28, 2015, respectively.

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

The fair value of options granted to employees has been estimated using the following weighted-average assumptions:

Stock Options
Nine Months Ended
March 28, 2015
Expected holding period (in years)	4.8
Risk-free interest rate	1.6%
Expected stock price volatility	26.7%
Dividend yield	3.2%

There were no stock options granted in the three and nine months ended March 26, 2016 and three months ended March 28, 2015. The weighted-average fair value of stock options granted was $5.56 per share for the nine months ended March 28, 2015.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 26, 2016 and their activity for the nine months ended March 26, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	10,173,016	$25.83
Options Granted	—	—
Options Exercised	(2,664,507)	25.59
Options Cancelled	(871,493)	33.19
Balance at March 26, 2016	6,637,016	$24.96	3.2	$68,806,616
Exercisable, March 26, 2016	3,412,184	$22.12	2.3	$44,887,722
Vested and expected to vest, March 26, 2016	6,447,265	$24.85	3.1	$67,202,987

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on March 24, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 26, 2016.

As of March 26, 2016, there was $9.2 million of total unrecognized stock compensation cost related to 3.2 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.

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

The weighted-average fair value of RSUs and other awards granted was $33.15 and $31.01 per share for the three months ended March 26, 2016 and March 28, 2015, respectively.

The weighted-average fair value of RSUs and other awards granted was $29.25 and $27.31 per share for the nine months ended March 26, 2016 and March 28, 2015, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of March 26, 2016 and their activity during the nine months ended March 26, 2016:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	7,129,985
Restricted stock units and other awards granted	2,635,734
Restricted stock units and other awards released	(1,567,397)
Restricted stock units and other awards cancelled	(1,179,667)
Balance at March 26, 2016	7,018,655	2.7	$250,779,416
Outstanding and expected to vest, March 26, 2016	5,955,859	2.7	$210,003,595

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on March 24, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 26, 2016.

The Company withheld shares totaling $8.9 million and $20.7 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and nine months ended March 26, 2016, respectively. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 26, 2016, there was $141.8 million of unrecognized compensation expense related to 7.0 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

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

There were no MSUs granted for the three months ended March 26, 2016 and March 28, 2015.

The weighted-average fair value of MSUs granted was $29.64 and $15.64 per share for the nine months ended March 26, 2016 and March 28, 2015, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of March 26, 2016 and their activity during the nine months ended March 26, 2016:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	414,840
Market stock units granted	361,684
Market stock units released	—
Market stock units cancelled	(99,356)
Balance at March 26, 2016	677,168	3.2	$23,876,944
Outstanding and expected to vest, March 26, 2016	557,244	3.1	$19,648,440

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on March 24, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of March 26, 2016.

As of March 26, 2016, there was $12.7 million of unrecognized compensation expense related to 0.7 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.2 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”).

The fair value of ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	ESPP
	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.2% - 0.4%	0.1%	0.1% - 0.4%	0.1%
Expected stock price volatility	24.2% - 33.1%	21.1% - 26.4%	21.8% - 33.1%	20.7% - 26.4%
Dividend yield	3.3% - 3.6%	3.4% - 3.5%	3.3% - 3.6%	3.4% - 3.7%

As of March 26, 2016 and March 28, 2015, there was $4.7 million and $4.8 million, respectively, of unrecognized compensation expense related to the ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$139,810	$79,433	$135,136	$107,379

Denominator for basic earnings (loss) per share	285,854	283,418	285,323	283,499
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	3,929	5,422	4,325	5,126
Denominator for diluted earnings (loss) per share	289,783	288,840	289,648	288,625

Earnings (loss) per share
Basic	$0.49	$0.28	$0.47	$0.38
Diluted	$0.48	$0.28	$0.47	$0.37

Approximately 0.2 million and 1.8 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 26, 2016 and March 28, 2015, respectively. Approximately 0.8 million and 5.2 million stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 26, 2016 and March 28, 2015, respectively. These options were excluded because they were determined to be anti-dilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

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

Net revenues by geographic region was as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(in thousands)
United States	$59,749	$68,640	$183,442	$213,571
China	204,840	232,827	626,497	715,147
Rest of Asia	171,607	170,014	494,744	490,834
Europe	104,218	89,254	282,072	254,211
Rest of World	14,838	16,528	41,838	50,584
	$555,252	$577,263	$1,628,593	$1,724,347

Net long-lived assets by geographic region were as follows:

	March 26, 2016	June 27, 2015
	(in thousands)
United States	$472,801	$783,148
Philippines	145,863	166,405
Thailand	49,410	56,776
Rest of World	80,707	84,410
	$748,781	$1,090,739

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss by component and related tax effects in the nine months ended March 26, 2016 and March 28, 2015 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 27, 2015	$(6,280)	$(10,004)	$(1,136)	$53	$133	$(17,234)
Other comprehensive income (loss) before reclassifications	—	—	—	(392)	(18)	(410)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	758	—	920	—	1,678
Tax effects	—	(242)	—	(76)	—	(318)
Other comprehensive income (loss)	—	516	—	452	(18)	950
March 26, 2016	$(6,280)	$(9,488)	$(1,136)	$505	$115	$(16,284)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 28, 2014	$(5,753)	$(10,373)	$(1,136)	$(11)	$100	$(17,173)
Other comprehensive income (loss) before reclassifications	—	—	—	(6,386)	21	(6,365)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	1,078	—	4,446	—	5,524
Tax effects	(527)	(363)	—	383	—	(507)
Other comprehensive income (loss)	(527)	715	—	(1,557)	21	(1,348)
March 28, 2015	$(6,280)	$(9,658)	$(1,136)	$(1,568)	$121	$(18,521)

NOTE 10: INCOME TAXES

In the three and nine months ended March 26, 2016, the Company recorded an income tax provision of $31.5 million and $34.0 million, respectively, compared to $20.5 million and $15.3 million in the three and nine months ended March 28, 2015, respectively. The Company’s effective tax rate for the three and nine months ended March 26, 2016 was 18.4% and 20.1%, respectively, compared to 20.5% and 12.5% for the three and nine months ended March 28, 2015, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended March 26, 2016 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

The Company’s effective tax rate for the nine months ended March 26, 2016 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected, $5.8 million of discrete interest accruals for unrecognized tax benefits and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

The Company's effective tax rate for the three months ended March 28, 2015 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates and a $3.7 million discrete benefit for differences, primarily related to changes in estimates, between our fiscal year 2014 tax returns and the tax provision originally recorded, partially offset by stock-based compensation for which no tax benefit is expected.

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

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product warranty claims. In limited circumstances and for strategic customers in certain unique industries and applications, our product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and/or damages resulting from the product.

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

The changes in the Company’s aggregate product warranty liabilities for the nine months ended March 26, 2016 and March 28, 2015 were as follows:

	Nine Months Ended
	March 26, 2016	March 28, 2015
Product warranty liability	(in thousands)
Beginning balance	$13,436	$21,296
Accruals for warranties	3,319	1,589
Payments	(9,047)	(7,892)
Changes in estimate	903	320
Ending balance	$8,611	$15,313

Less: Current portion	8,611	11,013
Non-current portion	$—	$4,300

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

During the nine months ended March 26, 2016, the Company repurchased approximately 4.4 million shares of its common stock for $146.6 million. As of March 26, 2016, the Company had remaining authorization of $420.1 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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
No indicators or instances of impairment were identified in the nine months ended March 26, 2016.

During the three months ended December 26, 2015, $0.6 million of goodwill was reclassified as held for sale. For details, please refer to Note 3: "Balance sheet components" and Note 14: “Impairment of long-lived assets”.

During the three and nine months ended March 26, 2016, $20.4 million of goodwill was included in the sale of the energy metering business to Silergy Corp. This amount was classified as held for sale during the three months ended December 26, 2015.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	4-10 years
Trade name	3-4 years
Patents	5 years

Intangible assets consisted of the following:

	March 26, 2016			June 27, 2015
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$347,262	$246,468	$100,794	$435,962	$276,175	$159,787
Customer relationships	96,830	71,933	24,897	120,230	82,774	37,456
Trade name	8,500	6,086	2,414	8,500	4,886	3,614
Patents	2,500	1,297	1,203	2,500	907	1,593
Total amortizable purchased intangible assets	455,092	325,784	129,308	567,192	364,742	202,450
IPR&D	59,202	—	59,202	59,202	—	59,202
Total purchased intangible assets	$514,294	$325,784	$188,510	$626,394	$364,742	$261,652

During the three months ended March 26, 2016, $20.3 million of purchased intangible assets, net, was included in the sale of the energy metering business line. For details, please refer to Note 3: "Balance sheet components" and Note 14: “Impairment of long-lived assets”.

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(in thousands)
Cost of goods sold	$11,829	$18,750	$43,201	$56,250
Intangible asset amortization	2,538	3,977	9,667	12,459
Total intangible asset amortization expenses	$14,367	$22,727	$52,868	$68,709

The following table represents the estimated future amortization expense of intangible assets as of March 26, 2016:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2016	$14,367
2017	49,091
2018	41,563
2019	13,278
2020	3,358
2021	2,888
Thereafter	4,763
Total intangible assets	$129,308

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2016:

During the first quarter of fiscal year 2016, the Company recorded a $157.7 million impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas which was classified as held for sale and written down to fair value, less cost to sell. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets' fair values. The fair value of the land, buildings and equipment was determined after consideration of expected discounted future cash flows attributable to the assets and outside appraisals. The Company signed an agreement with TowerJazz Texas, Inc.(formerly known as TJ Texas, Inc.), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. ("Tower"), for the sale of the semiconductor wafer fabrication facility in San Antonio, Texas on November 18, 2015. During the third quarter of fiscal year 2016, the Company completed the sale of this facility for approximately $30.0 million in common shares of Tower, resulting in a loss of $1.6 million. In addition, approximately $10.0 million in common shares of Tower was received for the sale of the inventory on hand associated with this facility.

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

During the second quarter of fiscal year 2016, the Company classified certain product lines, including associated tangible, intangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of each of the product lines' associated assets approximated or was less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of offers received. During the third quarter of fiscal year 2016, the Company completed the sale of one of these product lines, the energy metering business, for approximately $105.0 million, resulting in a gain of $58.9 million. The planned sale of the other product line is described in further detail in Note 16 “Subsequent Events.”

Fiscal year 2015:

During the three and nine months ended March 28, 2015, the Company recorded $5.5 million and $66.5 million, respectively, in impairment of long-lived assets in the Company’s Condensed Consolidated Statements of Income.

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

During the three and nine months ended March 26, 2016, the Company recorded accelerated depreciation charges of $0 and $41.6 million, respectively, in “Cost of goods sold” and $0.1 million and $0.5 million, respectively, in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income. The sale of the San Jose wafer fabrication facility took place during the second quarter of fiscal year 2016. The cumulative costs recorded in fiscal year 2015 and 2016 to complete this restructuring plan were $100.3 million and no future restructuring costs associated with this plan is expected.

Other Plans

During the three and nine months ended March 26, 2016, the Company recorded $2.5 million and $19.2 million, respectively, in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with continued reorganization of certain business units and functions and the planned closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

As the Company plans to close its Dallas, Texas campus, including its WLP manufacturing facility in fiscal year 2017, the Company recorded accelerated depreciation charges of $4.5 million and $8.5 million during the three and nine months ended March 26, 2016, respectively.

Future expected restructuring costs to be incurred with other plans is $9.4 million as of March 26, 2016.

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the nine months ended March 26, 2016:

	Balance, June 27, 2015	Nine Months Ended March 26, 2016			Balance, March 26, 2016
		Charges	Cash Payments	Change in Estimates
	(in thousands)

Severance - San Jose Fab Shutdown (1)	$6,725	$973	$(7,166)	$(532)	$—
Severance - Other plans (1)	11,496	22,352	(22,862)	(3,123)	7,863
Total	$18,221	$23,325	$(30,028)	$(3,655)	$7,863

(1) Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.

Additionally, the Company also accrues for expected losses relating to lease terminations as a result of plans to consolidate office space. The need for consolidation resulted from acquisition and relocation activities. During the three and nine month ended March 26, 2016, the Company recorded $0.4 million and $0.7 million in expected lease losses resulting from divestiture and restructuring activities.

Fiscal year 2015:

Severance and restructuring expenses were $2.8 million and $17.8 million for the three and nine months ended March 28, 2015.

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

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(in thousands, except per share data)
Operating income (loss), as reported	$177,708	$105,450	$191,476	$142,332
Operating income (loss), excluding accelerated depreciation expense	182,189	115,284	241,621	161,061
Effect of change in estimate	$(4,481)	$(9,834)	$(50,145)	$(18,729)

Net income (loss), as reported	$139,810	$79,433	$135,136	$107,379
Net income (loss), excluding accelerated depreciation expense	145,648	89,007	183,352	126,709
Effect of change in estimate	$(5,838)	$(9,574)	$(48,216)	$(19,330)

Basic earnings (loss) per share, as reported	$0.49	$0.28	$0.47	$0.38
Diluted earnings (loss) per share, as reported	$0.48	$0.28	$0.47	$0.37

Basic earnings (loss) per share, excluding accelerated depreciation expense	$0.51	$0.31	$0.64	$0.45
Diluted earnings (loss) per share, excluding accelerated depreciation expense	$0.50	$0.31	$0.63	$0.44

Effect of change in estimate - basic earnings (loss) per share	$(0.02)	$(0.03)	$(0.17)	$(0.07)
Effect of change in estimate - diluted earnings (loss) per share	$(0.02)	$(0.03)	$(0.16)	$(0.07)

NOTE 16: SUBSEQUENT EVENT

On April 7, 2016, the Company entered into an agreement for the sale of its Dallas, Texas campus, including its wafer level packaging manufacturing facility, for approximately $34.5 million. The Company expects to close the transaction during the fourth quarter of fiscal year 2016, subject to the satisfaction of customary closing conditions. In connection with this sale agreement, the Company will enter into a lease and facility sharing agreement to lease back portions of the Dallas, Texas campus as of the closing of the transaction as it completes the transition of design, administration and manufacturing activities during fiscal year 2016 and 2017.

On April 13, 2016, the Company entered into agreements for the sale of its micro-electromechanical systems (MEMS) business line. The Company currently expects to close the transaction and record the resulting gain on sale during the fourth quarter of fiscal year 2016, subject to the satisfaction of certain closing conditions; however, there is no guarantee that this transaction will close timely, or at all.

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

Additionally, we announced in July 2015 the planned transfer and sale of our wafer manufacturing facility in San Antonio, Texas to a foundry partner in fiscal year 2016, and the plan was completed in the third quarter of fiscal year 2016.

Also, we announced in July 2015 that we intend to close our wafer level packaging manufacturing facility in Dallas, Texas in fiscal year 2017. On April 7, 2016, the Company entered into an agreement for the sale of its Dallas, Texas campus including its wafer level packaging manufacturing facility, for approximately $34.5 million. The Company expects to close the transaction during the fourth quarter of fiscal year 2016 subject to the satisfaction of customary closing conditions. In connection with the sale agreement, the Company will enter into a lease and facility sharing agreement to lease back portions of the Dallas, Texas campus as it completes the transition of design, administration and manufacturing activities during fiscal year 2016 and 2017.

On December 30, 2015, the Company entered into an agreement to sell its energy metering business to Silergy Corp, an analog semiconductor company with operations in the U.S. and Asia, for approximately $105.0 million. This transaction closed in the third quarter of fiscal year 2016.

On April 13, 2016, the Company entered into agreements for the sale of its micro-electromechanical systems (MEMS) business line. The Company currently expects to close the transaction and record the resulting gain on sale during the fourth quarter of fiscal year 2016, subject to the satisfaction of certain closing conditions; however, there is no guarantee that this transaction will close timely, or at all.

As a result of the completion of many of the above mentioned actions, we do not expect significant severance and restructuring expenses in the fourth quarter of fiscal year 2016.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts impairment of long-lived assets; assessment of recoverability of intangible assets and goodwill, which impacts impairment of goodwill and intangible assets; accounting for stock-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further in the Management’s Discussion and Analysis of Financial Condition in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

There have been no material changes during the nine months ended March 26, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, except for the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Please refer to Part I, Item 1, Note 2: "Recently Issued Accounting Pronouncements" to the Condensed Consolidated Financial Statements for additional details of the adoption and impact of this standard update.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.6%	45.4%	44.9%	43.9%
Gross margin	57.4%	54.6%	55.1%	56.1%
Operating expenses:
Research and development	21.5%	21.5%	21.7%	23.2%
Selling, general and administrative	12.9%	13.1%	13.3%	13.7%
Intangible asset amortization	0.4%	0.7%	0.6%	0.7%
Impairment of long-lived assets	0.1%	1.0%	9.8%	3.9%
Impairment of goodwill and intangible assets	—%	—%	—%	5.4%
Severance and restructuring expenses	0.5%	0.5%	1.3%	1.0%
Other operating expenses (income), net	(10.0)%	(0.4)%	(3.4)%	—%
Total operating expenses	25.4%	36.4%	43.3%	47.9%
Operating income	32.0%	18.2%	11.8%	8.2%
Interest and other income (expense), net	(1.1)%	(1.0)%	(1.4)%	(1.1)%
Income before provision for income taxes	30.9%	17.2%	10.4%	7.1%
Income tax provision (benefit)	5.7%	3.5%	2.1%	0.9%
Net income (loss)	25.2%	13.7%	8.3%	6.2%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Cost of goods sold	0.3%	0.5%	0.5%	0.5%
Research and development	1.8%	1.6%	1.7%	1.9%
Selling, general and administrative	1.1%	1.0%	1.1%	1.2%
	3.2%	3.1%	3.3%	3.6%

Net Revenues

Net revenues were $555.3 million and $577.3 million for the three months ended March 26, 2016 and March 28, 2015, respectively, a decrease of 3.8%. Revenue from communications and data center products was down 10%, mainly due to lower demand for server, basestation and data storage products. Revenue from consumer products was down 9%, primarily driven by lower demand for smartphones. These decreases were partially offset by a 25% increase in net revenues in automotive products, primarily driven by infotainment.

Net revenues were $1,628.6 million and $1,724.3 million for the nine months ended March 26, 2016 and March 28, 2015, respectively, a decrease of 5.6%. Revenue from communications and data center was down 17%, mainly due to lower demand for server, basestation and data storage products. Revenue from consumer products was down 9%, primarily driven by lower demand for smartphones. This decrease was partially offset by an increase in automotive net revenues of 32%, primarily driven by infotainment.

During the three months ended March 26, 2016 and March 28, 2015, approximately 89% and 88% of net revenues, respectively, were derived from customers outside of the United States. While more than 95% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and nine months ended March 26, 2016 and March 28, 2015 was immaterial.

Gross Margin

Our gross margin percentages were 57.4% and 54.6% for the three months ended March 26, 2016 and March 28, 2015, respectively. Our gross margin increased by 2.8%, primarily from a $6.9 million decrease in intangible assets amortization (1.3% increase to gross margin). Also impacting gross margin is the $5.8 million decrease in accelerated depreciation (0.9% increase to gross margin) relating primarily to the San Jose wafer fabrication facility shut down, which began in the second quarter of 2015 and was completed in the second quarter of fiscal year 2016. These decreases in expense were offset by a $6.3 million increase in patent license expense (1.1% decrease to gross margin) resulting from an $8.0 million patent license agreement entered into during the third quarter of fiscal 2016 that contained both a past and future license expense portion.

Our gross margin percentages were 55.1% and 56.1% for the nine months ended March 26, 2016 and March 28, 2015, respectively. Our gross margin decreased by 1.0%, primarily from a $31.0 million increase in accelerated depreciation (2.0% decrease to gross margin) relating primarily to the San Jose wafer fabrication facility shut down. Also the decrease in gross margin was due to a $6.3 million increase in patent license expense (0.4% decrease to gross margin) resulting from an $8.0 million patent license agreement entered into during the third quarter of fiscal 2016 that contained both a past and future license expense portion. This increase was offset by a $13.0 million decrease in intangible assets amortization (0.8% increase to gross margin).

The below table presents the impact of accelerated depreciation expense on gross margin for all periods presented.

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28 2015
	(in thousands, except per share data)
Gross margin, as reported	$318,841	$315,268	$897,361	$968,166
Accelerated depreciation expense	4,066	9,834	49,730	18,729
Gross margin, without accelerated depreciation expense	$322,907	$325,102	$947,091	$986,895

Gross margin %, as reported	57.4%	54.6%	55.1%	56.1%
Gross margin %, without accelerated depreciation expense	58.2%	56.3%	58.2%	57.2%
Impact percentage	(0.8)%	(1.7)%	(3.1)%	(1.1)%

Research and Development

Research and development expenses were $119.2 million and $123.9 million for the three months ended March 26, 2016 and March 28, 2015, respectively, which represented 21.5% and 21.5% of net revenues for each respective period. The $4.7 million decrease was primarily attributable to a decrease in salaries and related expenses of $4.4 million as a result of headcount reductions primarily due to restructuring programs and spending control efforts.

Research and development expenses were $353.7 million and $400.2 million for the nine months ended March 26, 2016 and March 28, 2015, respectively, which represented 21.7% and 23.2% of net revenues for each respective period. The $46.5 million decrease was primarily attributable to restructuring programs and spending control efforts, specifically a decrease in salaries and related expenses of $36.1 million as a result of headcount reductions.

Selling, General and Administrative

Selling, general and administrative expenses were $71.8 million and $75.8 million for the three months ended March 26, 2016 and March 28, 2015, respectively, which represented 12.9% and 13.1% of net revenues for each respective period. The $4.0 million decrease was primarily attributable to spending control efforts and a decrease in salaries and related expenses primarily resulting from headcount reductions.

Selling, general and administrative expenses were $217.4 million and $235.5 million for the nine months ended March 26, 2016 and March 28, 2015, respectively, which represented 13.3% and 13.7% of net revenues for each respective period. The $18.1 million decrease was primarily attributable to spending control efforts and a decrease in salaries and related expenses primarily resulting from headcount reductions.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $0.5 million and $5.5 million for the three months ended March 26, 2016 and March 28, 2015, respectively, which represented 0.1% and 1.0% of net revenues for each respective period. The $5.0 million decrease was primarily due to equipment impairment associated with the used fabrication tools identified by the Company as obsolete during the three months ended March 28, 2015.

Impairment of long-lived assets were $160.2 million and $66.5 million for the nine months ended March 26, 2016 and March 28, 2015, respectively, which represented 9.8% and 3.9% of net revenues for each respective period. The $93.7 million increase was primarily due to a $157.7 million increase in classification of our wafer manufacturing facility in San Antonio, Texas as held for sale in the first quarter of fiscal year 2016 and therefore written down to fair value, less cost to sell.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets was $93.0 million for the nine months ended March 28, 2015, which represented 5.4% of net revenues for the period. No impairment of goodwill and intangible assets was recorded for the nine months ended March 26, 2016. The $93.0 million decrease was primarily driven by impairment to goodwill and in-process research and development for the Sensing Solutions reporting unit. The Sensing Solutions reporting unit develops integrated circuits that are primarily sold in the consumer and automotive end customer markets. The impairment was the result of the Company's decision within the quarter ended December 27, 2014 to exit certain market offerings that have competitive dynamics which are no longer consistent with the Company’s business objectives.

Severance and Restructuring Expenses

Severance and restructuring expenses were $2.6 million and $2.8 million for the three months ended March 26, 2016 and March 28, 2015, respectively, which represented 0.5% and 0.5% of net revenues for each respective period. There were no significant fluctuations in line items making up the severance and restructuring expenses.

Severance and restructuring expenses were $20.3 million and $17.8 million for the nine months ended March 26, 2016 and March 28, 2015, respectively, which represented 1.3% and 1.0% of net revenues for each respective period. The $2.5 million increase was primarily due to restructuring activities associated with the major reorganization of the Company's business units and planned closure of our Dallas, Texas campus including its WLP manufacturing facility in fiscal year 2017.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $(55.4) million and $(2.2) million during the three months ended March 26, 2016 and March 28, 2015, respectively, which represented 10.0% and 0.4% of net revenues for each respective period. This net decrease in other operating expenses of $53.2 million was primarily driven by the $58.9 million gain on the asset sale of our energy metering business to Silergy Corp.

Other operating expenses (income), net were $(55.4) million and $0.3 million during the nine months ended March 26, 2016 and March 28, 2015, respectively, which represented 3.4% and 0.0% of net revenues for each respective period. This net decrease in other operating expenses of $55.7 million was primarily driven by the gain of $58.9 million on the asset sale of our energy metering business to Silergy Corp.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(6.4) million and $(5.5) million for the three months ended March 26, 2016 and March 28, 2015, respectively, which represented 1.1% and 1.0% of net revenues for each respective period. The change in interest and other expense of $(0.9) million was primarily driven by the impact from foreign currency exchange rates movements.

Interest and other income (expense), net were $(22.4) million and $(19.6) million for the nine months ended March 26, 2016 and March 28, 2015, respectively, which represented 1.4% and 1.1% of net revenues for each respective period. The change in interest and other expense of $(2.8) million was primarily driven by the impact from foreign currency exchange rates movements.

Provision for Income Taxes

In the three and nine months ended March 26, 2016,the Company recorded an income tax provision of $31.5 million and $34.0 million, respectively, compared to $20.5 million and $15.3 million in the three and nine months ended March 28, 2015, respectively. The Company's effective tax rate for the three and nine months ended March 26, 2016 was 18.4% and 20.1%, respectively, compared to 20.5% and 12.5% for the three and nine months ended March 28, 2015, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended March 26, 2016 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

The Company’s effective tax rate for the nine months ended March 26, 2016 was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected, $5.8 million of discrete interest accruals for unrecognized tax benefits and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

The Company's effective tax rate for the three months ended March 28, 2015 was lower than the statutory rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower tax rates and a $3.7 million discrete benefit for differences, primarily related to changes in estimates, between our fiscal year 2014 tax returns and the tax provision originally recorded, partially offset by stock-based compensation for which no tax benefit is expected.

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

BACKLOG

At March 26, 2016 and December 26, 2015, our current quarter backlog was approximately $369.7 million and $328.8 million, respectively. We include in backlog orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be cancelled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Nine Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)
Net cash provided by (used in) operating activities	$467,814	$471,916
Net cash provided by (used in) investing activities	27,073	(59,004)
Net cash provided by (used in) financing activities	(335,512)	(343,187)
Net increase (decrease) in cash and cash equivalents	$159,375	$69,725
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $467.8 million in the nine months ended March 26, 2016, a decrease of $4.1 million compared with the nine months ended March 28, 2015. This decrease was primarily driven by an increase in gain on sale of our energy metering business of $58.9 million and an increase in accounts receivable of $17.1 million driven by the timing of collections from customers. These were offset by a decrease in inventory of $44.4 million resulting from the sale of our San Antonio wafer manufacturing facility and sale of our energy metering business, as well as actions to keep inventory balances in line with current revenue levels. Also, the decrease from the change in assets and liabilities, net, was partially offset by the increase in net income of $27.8 million which included the $58.9 million gain on sale of business.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $86.1 million for the nine months ended March 26, 2016 compared with the nine months ended March 28, 2015. The decrease was due primarily to $105.0 million proceeds from the sale of our energy metering business to Silergy Corp and $24.2 million of additional proceeds from the sale of property, plant and equipment, the majority of which was from the sale of our San Jose wafer manufacturing facility for $39.0 million. This decrease was partially offset by a $49.8 million increase relating to additional purchases of U.S. treasury securities.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $7.7 million for the nine months ended March 26, 2016 compared to the nine months ended March 28, 2015. The decrease was primarily due to $18.2 million in higher proceeds received from the exercise of stock options and $12.5 million in lower repurchases of our common stock. This decrease was offset primarily due to an increase of $18.5 million dividend payments.

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

The estimated fair value of outstanding debt is at $1,012 million and $992 million as of March 26, 2016 and June 27, 2015, respectively.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of March 26, 2016, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three and nine months ended March 26, 2016 and March 28, 2015 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 26, 2016. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2016. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 26, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the activity related to stock repurchases for the three months ended March 26, 2016:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Dec. 27, 2015 - Jan. 23, 2016	245	$34.28	245	$495,528
Jan. 24, 2016 - Feb. 20, 2016	988	32.07	988	463,836
Feb. 21, 2016 - Mar. 26, 2016	1,283	34.07	1,283	420,133
Total for the quarter	2,516	$33.30	2,516	$420,133

In the fiscal quarter ended March 26, 2016, the Company repurchased approximately 2.5 million shares of its common stock for approximately $83.8 million. As of March 26, 2016, the Company had remaining authorization of $420.1 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 26, 2016, (ii) Condensed Consolidated Balance Sheets at March 26, 2016 and June 27, 2015, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended March 26, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 26, 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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

April 22, 2016	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)