Form 10-Q/A
period 2015-12-26
MAXIM INTEGRATED PRODUCTS INC
filed 2016-05-10
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

Maxim Integrated Products, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended December 26, 2015 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on January 22, 2016. The purpose of this Amendment is to refile Exhibit 10.1, which was originally filed with the Form 10-Q, with revised redactions in response to comments received from the staff of the Securities and Exchange Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.1.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 6: EXHIBITS

(a) Exhibits

3.1	Amended and Restated Bylaws (1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (1)
10.1
Supply Agreement between the Company and TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), a Delaware corporation and indirect wholly-owned subsidiary of Tower Semiconductor Ltd., an Israeli corporation, executed as of November 18, 2015 (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (filed herewith)
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (3)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (3)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2015, as filed on January 22, 2016.

(2) Portions of this exhibit (indicated by bracketed asterisks) have been omitted, pursuant to request for confidential treatment filed with the SEC.

(3) Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2015, as filed on January 22, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity indicated.

May 10, 2016	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)