Form 10-K
period 2016-06-25
MAXIM INTEGRATED PRODUCTS INC
filed 2016-08-12
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 26, 2015 as reported by The NASDAQ Global Select Market was $6,710,823,712. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 5, 2016: 283,511,274.
Documents Incorporated By Reference:

(1)
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement for Maxim Integrated Products, Inc.'s 2016 Annual Meeting of Stockholders, to be filed subsequently.

MAXIM INTEGRATED PRODUCTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item I - Business, Part I, Item 1A - Risk Factors, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, potential growth opportunities, manufacturing plans, pending litigation, effective tax rates, and tax reserves for uncertain tax positions, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “forecast,” “estimate,” “believe,” “should,” “could,” “intend,” “potential,” “will,” “may,” “might,” “plan,” “seek,” “predict,” “project,” and variations of such words and similar words or expressions and the negatives of those terms. These statements involve known and unknown risks, uncertainties, and other factors that could cause actual results, performance, or achievements to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this Annual Report and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our beliefs and assumptions only as of the date of this Annual Report. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

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

We have a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2016, 2015 and 2014 were each 52-week fiscal years.

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

Our linear and mixed signal products serve five major end-markets, Automotive, Communications and Data Center, Computing, Consumer, and Industrial. These major end-markets and their corresponding market are noted in the table below:

MAJOR END-MARKET	MARKET

AUTOMOTIVE	Infotainment
Powertrain
Body Electronics
Safety & Security

COMMUNICATIONS & DATA CENTER	Basestations
Data Center
Data Storage
Network & Datacom
Servers
Telecom
Other Communications

COMPUTING	Desktop Computers
Notebook Computers
Peripherals & Other Computer

CONSUMER	Smartphones
Digital Cameras
Handheld Computers
Home Entertainment & Appliances
Mobility & Fitness Wearables
Other Consumer

INDUSTRIAL	Automatic Test Equipment
Control & Automation
Electrical Instrumentation
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

Manufacturing

We primarily utilize third party foundries as well our own wafer fabrication facilities for the production of our wafers. The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. As a result, many different process technologies are currently used for wafer fabrication of our products. Historically, wafer fabrication of analog integrated circuits has not required state-of-the-art processing equipment, although newer processes do utilize and require such state-of-the-art facilities and equipment. In addition, hybrid and module products are manufactured using a complex multi-chip technology featuring thin-film, laser-trimmed resistors and other active or passive components. The majority of processed wafers are subject to parametric and functional testing at either our facilities or third party vendors.

During fiscal years 2016, 2015 and 2014, our internal wafer production occurred at one of our three owned wafer fabrication facilities at Beaverton, Oregon, San Jose, California and San Antonio, Texas. During fiscal year 2016, we completed the previously announced closure of our San Jose facility and transferred the manufacturing requirements to our other existing manufacturing locations and to our third party service providers. In fiscal year 2016 we also announced and completed the sale of our San Antonio facility to the semiconductor foundry TowerJazz Texas Inc. (“TowerJazz”). We entered into a long term supply agreement with TowerJazz to supply finished wafers on our existing processes and products. The transfer of these activities from internal wafer production to third party foundries is part of our manufacturing transformation initiative ("manufacturing transformation") to reduce costs and move from a fixed cost to variable cost model, which was first announced in the fourth quarter of fiscal year 2015.

In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation (“Epson”). In fiscal year 2010, we entered into a supply agreement with Powerchip Technology Corporation (“Powerchip”) and Maxchip Electronics Corp. (“Maxchip”) to provide 300mm and 200mm wafer capacity, respectively. In fiscal year 2014, we entered into a supply agreement with UMC Corporation (“UMC”). Under these agreements, “partner foundries” (Epson, Powerchip, UMC and Maxchip) have manufactured some of the wafers required for many of our semiconductor products. These products are manufactured under rights and licenses using our proprietary technology at Epson's fabrication facility located in Sakata, Japan and at Powerchip, UMC and Maxchip's fabrication facilities in Taiwan. In fiscal years 2016, 2015 and 2014, the products manufactured by our partner foundries and merchant foundries (example: Taiwan Semiconductor Company Limited) represented 66%, 48% and 50%, respectively, of our total wafer production.

Once wafer manufacturing has been completed, wafers are sorted in order to determine which integrated circuits on each wafer are functional and which are defective. We currently perform the majority of wafer sorting, final testing and shipping activities at two company owned facilities, located in Cavite, the Philippines and Chonburi Province, Thailand, although we also utilize independent subcontractors for some wafer sorting.

Where required, our wafer bump manufacturing facility located in Dallas, Texas is used to process wafers for products that utilize chip scale packaging (“CSP”) also known as wafer level packaging (“WLP”). CSP or WLP enables integrated circuits to be attached directly to a printed circuit board without the use of a traditional plastic package. In addition, we utilize independent subcontractors to perform wafer bump manufacturing to the extent we do not have the internal capacity or capabilities to perform such services. With the introduction of 300mm wafers into our manufacturing network, we have enabled subcontractors located in Taiwan to perform wafer bumping and testing of these wafers. In fiscal year 2016, we announced our intent to shut down our Dallas wafer bump factory. The current manufacturing operations of the Dallas facility will be transferred to our Beaverton, Oregon factory or an assembly subcontractor during fiscal year 2017, which is also a part of our manufacturing transformation.

Integrated circuit assembly is performed by foreign assembly subcontractors, located in China, Japan, Malaysia, the Philippines, Taiwan, Thailand, Singapore and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

After assembly has been completed, the majority of the assembled product is shipped to our facilities located in Cavite, the Philippines or Chonburi Province, Thailand, where the packaged integrated circuits undergo final testing and preparation for customer shipment. In addition, we utilize independent subcontractors to perform final testing.

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

We derived approximately 38% of our fiscal year 2016 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. Our primary distributor is Avnet Electronics ("Avnet") which accounted for 19%, 19% and 17% of our revenues in fiscal years 2016, 2015 and 2014, respectively. Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of our products. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 14%, 15% and 20% of net revenues in fiscal years 2016, 2015 and 2014, respectively. No single customer (other than Avnet and Samsung) nor single product accounted for more than 10% of net revenues in fiscal years 2016, 2015 and 2014. Based on customers’ ship-to locations, international sales accounted for approximately 89%, 88% and 87% of our net revenues in fiscal years 2016, 2015 and 2014, respectively. See Note 11: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

Seasonality

Our revenue is generally influenced on a quarter to quarter basis by customer demand patterns and new product introductions. A large number of our products have been incorporated into consumer electronic products, which are subject to significant seasonality and fluctuations in demand.

Foreign Operations

We conduct business in numerous countries outside of the United States (“U.S.”). Our international business is subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Refer to our discussion of risks related to our foreign operations as included in Item 1A, Risk Factors and our discussion of foreign income included in Item 7 under “Results of Operations” included in this Annual Report.

Backlog

At June 25, 2016 and June 27, 2015, our current quarter backlog was approximately $363.4 million and $365.7 million, respectively. Our current quarter backlog includes customer request dates to be filled within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. In addition, backlog includes orders from certain domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

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

Our research and development plans require engineering talent and tools for product definition, electronic design automation (“EDA”), circuit design, process technologies, test development, test technology, packaging development, software development and applications support. Research and development expenses were $467.2 million, $521.8 million and $558.2 million in fiscal years 2016, 2015 and 2014, respectively. See “Research and Development” under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

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

Our principal competitors include, but are not limited to, Analog Devices, Inc., Cirrus Logic, Inc., Intersil Corporation, Linear Technology Corporation, NXP Semiconductors NV, Semtech Corporation, Silicon Laboratories and Texas Instruments Inc. In addition, we compete with digital chipset providers, including Broadcom Ltd., Samsung Semiconductor, Inc., and Qualcomm Inc. We expect increased competition in the future from other emerging and established companies as well as through consolidation of our competitors within the semiconductor industry.

Patents, Licenses, and Other Intellectual Property Rights

We rely upon both know-how and patents to develop and maintain our competitive position.

It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered by us to be more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from calendar year 2016 to 2034. We have also registered several of our trademarks and copyrights with the U.S. Patent and Trademark Office and in foreign jurisdictions.

Employees

As of June 25, 2016, we employed 7,213 persons.

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

Our products are sold in the following major end-markets: Automotive, Communications and Data Center, Computing, Consumer and Industrial. The demand for our products is subject to the strength of these five major end-markets that we serve and to some extent the overall economic climate. We often experience decreases and increases in demand for our products primarily due to the end-market demand of our customers. Our business and results of operations may be adversely affected if demand for our products decreases or if we are unable to meet an increase in demand without significantly increasing the lead-time for the delivery of our products. The semiconductor market historically has been cyclical with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction and subject to significant and often rapid increases and decreases in product demand. As a result, changes could have adverse effects on our results of operation.

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

We depend on a few large customers for a substantial portion of our net revenues. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 14%, 15% and 20% of net revenues in fiscal years 2016, 2015 and 2014, respectively. The delay, significant reduction in, or loss of, orders from large customers (including curtailments of purchases due to a change in the design, manufacturing or sourcing policies or practices of these customers or the timing of customer inventory adjustments) or demands of price concessions from large customers could have a material adverse effect on our net revenues and results of operations.

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

The semiconductor industry has experienced significant consolidation in recent years. As a result, we experience intense competition from a number of companies, some of which have significantly greater financial, manufacturing, and marketing resources than us, as well as greater technical resources and proprietary intellectual property rights than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line, and sale of integrated system solutions which combine the functionality of multiple chips on one chip for a price as part of a complete system solution and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to companies with broader product lines, greater technical service and support capabilities and larger research and development budgets. We may be unable to compete successfully in the future against existing or new competitors and our operating results may be adversely affected by increased competition or our inability to timely develop new products to meet the needs of our customers.

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

We rely on subcontractors located in various parts of the world for assembly and CSP packaging services, freight and logistic services, wafer fabrication and sorting and testing services. For example, in connection with the sale of our semiconductor wafer fabrication facility in San Antonio, Texas to TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.) ("TowerJazz"), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. (“Tower”), in the third quarter of fiscal year 2016, we entered into a long-term supply agreement with TowerJazz, pursuant to which we will procure from TowerJazz certain quantities of silicon wafers upon which integrated circuits are made that are designed by us. None of the subcontractors we currently use are affiliated with us. Reliability problems experienced by our subcontractors or the inability to promptly replace any subcontractor could cause serious problems in delivery and quality resulting in potential product liability to us. Such problems could impair our ability to meet our revenue plan in the fiscal year period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations.

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

The nature of our business requires strategic changes from time to time, including restructuring our operations, divesting and consolidating certain product lines and businesses. For example, we completed the sale of our Dallas, Texas campus, including our wafer level packaging (“WLP”) manufacturing facility in Dallas, Texas in the fourth quarter of fiscal year 2016. In connection with this sale agreement, we entered into a lease and facility sharing agreement to lease back portions of the Dallas, Texas campus. We intend to complete the transition of design, administration and manufacturing activities during fiscal year 2017 and close our WLP manufacturing facility in Dallas, Texas by the fourth quarter of fiscal year 2017. The sale of facilities, or the exiting of certain product lines or businesses, may adversely affect certain customer relationships, which may have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to timely shut down our WLP factory or otherwise exit product lines and businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. If we are unable to exit a product line or business in a timely manner, or to restructure our operations in a manner we deem to be advantageous, this could have a material adverse effect on our business, financial condition and results of operations. Even if a divestment is successful, we may face indemnity and other liability claims by the acquirer or other parties.

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

We enter into arrangements with certain original equipment manufacturers (“OEMs”) and Electronic Manufacturing Services (“EMS”) partners to consign quantities of certain products within proximity of the OEMs and EMS partners' manufacturing location. The inventory is physically segregated at these locations and we retain title and risk of loss related to this inventory until such time as the OEM or EMS partner pulls the inventory for use in its manufacturing process. Once the inventory is pulled by the OEM or EMS partner, title and risk of loss pass to the customer, at which point we relieve inventory and recognize revenue and the related cost of goods sold. The specific quantities to be consigned are based on a forecast provided by the OEM or EMS partner. Generally, the arrangements with the OEMs and EMS partners provide for transfer of title and risk of loss once product has been consigned for a certain length of time.

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

Many of our products are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards or requirements, we could miss opportunities to achieve crucial design wins which in turn could have a material adverse effect on our business, operations and financial results

Our independent distributors and sales representatives may terminate their relationship with us or fail to make payments on outstanding accounts receivable to us, which would adversely affect our financial results.

A portion of our sales is realized through independent electronics distributors that are not under our direct control. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their distribution relationship with us. In fiscal 2016, 38% of our revenues were generated from distributors the largest of which was Avnet, our primary world-wide distributor, which accounted for 19% of our revenues. We require certain foreign distributors to provide a letter of credit to us in an amount up to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not contractually protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, could be disruptive and harmful to our current business.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services;

•	Loss of a significant customer or significant customers electing to purchase from another supplier;

•	Reduced visibility into our customers' spending plans and associated revenue;

•	The level of price and competition in our product markets;

•	Our pricing practices, including our use of available information to maximize pricing potential;

•	The impact of the uncertain economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;

•	The overall movement toward industry consolidations among our customers and competitors;

•	Below industry-average growth of the non-consumer segments of our business;

•	Announcements and introductions of new products by our competitors;

•	Our ability to generate sufficient earnings and cash flow to pay dividends to our stockholders;

•	Deferrals of customer orders in anticipation of new products or product enhancements (introduced by us or our competitors);

•	Our ability to meet increases in customer orders in a timely manner;

•	Striking an appropriate balance between short-term execution and long-term innovation;

•	Our ability to develop, introduce, and market new products and enhancements and market acceptance of such new products and enhancements; and

•	Our levels of operating expenses.

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

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

A number of factors may increase our future effective tax rates, including, but not limited to:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in our global structure that involve an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

•	the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the Internal Revenue Service audit of our tax returns for fiscal years 2009-2011;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation;

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

We also invest in early-to-late stage private companies to further our strategic objectives and support key business initiatives and may not realize a return on our investments. All of our investments are subject to a risk of a partial or total loss of investment capital.

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

We have access to a revolving credit facility with certain institutional lenders. The credit agreement requires us to comply with certain covenants, including a requirement that we maintain a maximum debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio and a minimum interest coverage ratio (EBITDA divided by interest expense). We remain subject to these covenants although we have not borrowed any amounts from this credit facility as it may be necessary or appropriate to do so in the future.

We may be materially adversely affected by currency fluctuations or changes in trade policies.

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 89%, 88% and 87% of our net revenues in fiscal years 2016, 2015 and 2014, respectively, were from international sales. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products produced by our foreign competitors.

We are subject to a variety of domestic and international laws and regulations, including the use of “conflict minerals”, U.S. Customs and Export Regulations, and the Foreign Corrupt Practices Act.

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC promulgated disclosure requirements for manufacturers of products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

Among other laws and regulations, we are also subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business, and the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business. While our Company’s policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other activities of the Company, which could have a material adverse impact on our results of operations and financial condition.

Our certificate of incorporation contains certain anti-takeover provisions that may discourage, delay or prevent a hostile change in control of our Company.

Our certificate of incorporation permits our Board of Directors to authorize the issuance of up to 2,000,000 shares of preferred stock and to determine the rights, preferences and privileges and restrictions applicable to such shares without any further vote or action by our stockholders. Any such issuance might discourage, delay or prevent a hostile change in control of our Company, which may be considered beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters is in San Jose, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal offices and manufacturing facilities at June 25, 2016:

Principal Properties	Use(s)	Approximate Floor Space (sq. ft.)

San Jose, California	Corporate headquarters, office space, engineering, manufacturing, administration, customer services, shipping and other	435,000

N. Chelmsford, Massachusetts	Engineering, office space and administration	30,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	312,000

Farmers Branch, Texas†*	Office space, engineering, manufacturing, administration, bump facility, customer service, warehousing, shipping, and other (49,000 sq. ft. are not being utilized currently)	507,000

Cavite, the Philippines	Manufacturing, engineering, administration, office space, customer service, shipping and other	489,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping and other	144,000

Chandler, Arizona	Office space, engineering and test	65,000

Hillsboro, Oregon†*	Engineering, testing, office space and administration	325,000

Dublin, Ireland†	Office space, administration and customer services	20,000

Colorado Springs, Colorado†	Office space, engineering, and administration	24,000

Rozanno, Italy†	Office space, engineering, administration and other	32,000

Bangalore, India†	Office space, engineering, administration and other	35,000

† Leased.
* During fiscal year 2016, we sold and entered into a lease-back arrangement of our Farmers Branch, Texas campus. The lease will expire during fiscal year 2017 with some of the remaining operations relocating to a newly leased facility in Addison, Texas. Additionally, the Company commenced activities to consolidate our Hillsboro, Oregon facility into our Beaverton, Oregon facility which is expected to complete during fiscal year 2017.

In addition to the property listed in the above table, we also lease sales, engineering, administration and manufacturing offices and other premises at various locations in the United States and internationally under operating leases, none of which are material to our future cash flows. These leases expire at various dates through 2030. We anticipate no difficulty in retaining occupancy of any of our other manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

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

Pursuant to our charter documents and separate written indemnification agreements, we have certain indemnification obligations to our current officers, employees and directors, as well as certain former officers and directors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol MXIM. As of August 5, 2016, there were approximately 717 stockholders of record of our common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2016 and 2015:

	High	Low
Fiscal Year ended June 25, 2016
First Quarter	$34.64	$30.23
Second Quarter	$42.01	$32.00
Third Quarter	$38.79	$30.74
Fourth Quarter	$38.28	$35.10

	High	Low
Fiscal Year ended June 27, 2015
First Quarter	$34.46	$29.31
Second Quarter	$31.97	$25.78
Third Quarter	$36.23	$31.02
Fourth Quarter	$35.65	$32.26

The following table sets forth the dividends paid per share for fiscal years 2016 and 2015:

	Fiscal Years
	2016	2015

First Quarter	$0.30	$0.28
Second Quarter	$0.30	$0.28
Third Quarter	$0.30	$0.28
Fourth Quarter	$0.30	$0.28

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 25, 2016:

	Issuer Purchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Mar. 27, 2016 - Apr. 23, 2016	695	$36.29	695	$394,925
Apr. 24, 2016 - May 21, 2016	643	$36.38	643	$371,543
May 22, 2016 - Jun. 25, 2016	1,123	$37.26	1,123	$329,695
Total	2,461	$36.76	2,461	$329,695

In July 2013, the Board of Directors authorized us to repurchase up to $1.0 billion of the Company's common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date. All prior authorizations by the Board of Directors for the repurchase of common stock were superseded by this authorization.

During fiscal year 2016, we repurchased approximately 6.8 million shares of our common stock for $237.1 million. As of June 25, 2016, we had a remaining authorization of $329.7 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index for the five years ended June 25, 2016. The graph and table assume that $100 was invested on June 24, 2011 (the last day of trading for the fiscal year ended June 25, 2011) in each of our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor index are based on our fiscal year.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The returns shown are based on historical results and are not intended to suggest or predict future performance.

	Base Year	Fiscal Year Ended
	June 25, 2011	June 30, 2012	June 29, 2013	June 28, 2014	June 27, 2015	June 25, 2016
Maxim Integrated Products, Inc.	100.00	110.21	123.33	155.84	165.35	172.81
NASDAQ Composite-Total Return	100.00	111.87	131.57	172.15	201.17	188.73
Philadelphia Semiconductor-Total Return	100.00	99.63	123.30	168.78	191.66	189.13

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The data set forth below for the five-year period ended June 25, 2016 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in Part IV, Item 15(a) of this Annual Report. The following selected financial data as of June 28, 2014, June 29, 2013, and June 30, 2012 and for the two years in the period ended June 29, 2013 have been derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,194,719	$2,306,864	$2,453,663	$2,441,459	$2,403,529
Cost of goods sold	950,331	1,034,997	1,068,898	944,892	952,677
Gross margin	$1,244,388	$1,271,867	$1,384,765	$1,496,567	$1,450,852
Gross margin %	56.7%	55.1%	56.4%	61.3%	60.4%

Operating income	$313,849	$237,280	$422,291	$588,319	$534,797
% of net revenues	14.3%	10.3%	17.2%	24.1%	22.3%

Income from continuing operations	$227,475	$206,038	$354,810	$452,309	$354,918
Income from discontinued operations, net of tax	—	—	—	2,603	31,809
Net income	$227,475	$206,038	$354,810	$454,912	$386,727

Earnings per share: Basic
From continuing operations	$0.80	$0.73	$1.25	$1.55	$1.21
From discontinued operations	—	—	—	0.01	0.11
Basic net income per share	$0.80	$0.73	$1.25	$1.56	$1.32

Earnings per share: Diluted
From continuing operations	$0.79	$0.71	$1.23	$1.51	$1.18
From discontinued operations	—	—	—	0.01	0.11
Diluted net income per share	$0.79	$0.71	$1.23	$1.52	$1.29

Shares used in the calculation of
earnings per share:
Basic	285,081	283,675	283,344	291,835	292,810
Diluted	289,479	288,949	289,108	298,596	300,002

Dividends declared and paid per share	$1.20	$1.12	$1.04	$0.96	$0.88

	As of
	June 25, 2016	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,230,668	$1,626,119	$1,372,425	$1,200,046	$956,386
Working capital	$2,197,645	$1,936,226	$1,687,292	$1,534,477	$943,977
Total assets	$4,234,616	4,216,071	$4,391,558	$3,926,535	$3,737,946
Long-term debt, excluding current portion	$990,090	$987,687	$986,966	$494,198	$5,592
Total stockholders' equity	$2,107,814	$2,290,020	$2,429,911	$2,507,998	$2,538,277

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

We estimate potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by us may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 25, 2016 and June 27, 2015, we had $31.5 million and $17.4 million accrued for returns and allowances against accounts receivable, respectively. During fiscal years 2016 and 2015, we recorded $80.0 million and $81.5 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $65.9 million and $80.2 million for actual returns and allowances given during fiscal years 2016 and 2015, respectively.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. Our standard cost revision policy is to monitor manufacturing variances and revise standard costs on a quarterly basis. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted as we release these reserves upon the ultimate product shipment. During fiscal years 2016, 2015 and 2014, we had net inventory write-downs of $26.2 million, $28.6 million and $35.1 million, respectively. When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with ASC 350 we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if we believe indicators of impairment exist. During the fourth quarter of fiscal year 2015, we changed our annual goodwill impairment testing date from the first quarter to the fourth quarter of each year. This change ensures the completion of the annual goodwill impairment test prior to the end of the annual reporting period, thereby aligning impairment testing procedures with year-end financial reporting. This change did not accelerate, delay, avoid, or cause an impairment charge, nor did this change result in adjustments to previously issued financial statements. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

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

Litigation and Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or other intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against us. We periodically assess each matter in order to determine if a contingent liability in accordance with ASC No. 450, Contingencies (“ASC 450”), should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. We expense legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained, combined with management's judgment regarding all of the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with ASC 450. In determining the amount of a contingent loss, we take into consideration advice received from experts in the specific matter, the current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014

Net revenues	100%	100%	100%
Cost of goods sold	43.3%	44.9%	43.6%
Gross margin	56.7%	55.1%	56.4%
Operating expenses:
Research and development	21.3%	22.6%	22.8%
Selling, general and administrative	13.2%	13.4%	13.2%
Intangible asset amortization	0.6%	0.7%	0.7%
Impairment of long-lived assets	7.3%	2.9%	0.5%
Impairment of goodwill and intangible assets	1.3%	4.0%	0.1%
Severance and restructuring expenses	1.1%	1.3%	1.0%
Acquisition-related costs	—%	—%	0.3%
Other operating expenses (income), net	(2.4)%	(0.1)%	0.6%
Total operating expenses	42.4%	44.8%	39.2%
Operating income	14.3%	10.3%	17.2%
Interest and other income (expense), net	(1.3)%	0.4%	(0.5)%
Income before provision for income taxes	13.0%	10.7%	16.7%
Provision for income taxes	2.6%	1.7%	2.2%
Net income	10.4%	9.0%	14.5%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014

Cost of goods sold	0.4%	0.5%	0.5%
Research and development	1.7%	1.8%	1.9%
Selling, general and administrative	1.1%	1.1%	1.1%
	3.2%	3.4%	3.5%

Net Revenues

We reported net revenues of $2,194.7 million, $2,306.9 million and $2,453.7 million in fiscal years 2016, 2015 and 2014, respectively. Our net revenues in fiscal year 2016 decreased by 4.9% compared to our net revenues in fiscal year 2015. Revenue from communications and data center products was down 15%, mainly due to lower demand for server, basestation and data storage products. Revenue from consumer products was down 10%, primarily driven by lower demand for smartphone products. This decrease was partially offset by an increase in net revenues in automotive of 32%, primarily driven by infotainment.

Our net revenues in fiscal year 2015 decreased by 6.0%, compared to our net revenues in fiscal year 2014. Revenues from consumer products were down 23% mainly due to lower demand for products in the consumer end market primarily from smartphone customers. This decrease was partially offset by an increase in net revenues in automotive of 38%, mainly due to products offered in the automotive end market with new design win ramps across multiple applications and customers.

Approximately 89%, 88% and 87% of our net revenues in fiscal years 2016, 2015 and 2014, respectively, were derived from customers located outside the United States, primarily in Asia and Europe. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and our results of operations for fiscal years 2016, 2015 and 2014 were immaterial.

Gross Margin

Our gross margin percentage as a percentage of net revenue was 56.7% in fiscal year 2016 compared to 55.1% in fiscal year 2015. Our gross margin increased by 1.6%, primarily from a $73.8 million, or 8.1%, decrease, in production related costs (1.3% increase to gross margin). These reduced production related costs were primarily due to the realization of benefits from the manufacturing transformation and cost savings initiatives, as well as due to the 4.9% decrease in net revenue, and to a lesser extent due to the mix of products sold.

Our gross margin as a percentage of net revenue was 55.1% in fiscal year 2015 compared to 56.4% in fiscal year 2014. Our gross margin decreased by 1.3%, primarily resulted from a $51.5 million increase in accelerated depreciation relating to the San Jose wafer fabrication facility shut down, and, a $9.9 million increase in incremental amortization related to intangible assets due to a full year of amortization in fiscal year 2015 as compared to nine months of amortization in fiscal year 2014. This decrease was mitigated by a $19.0 million reduction in product warranty related expenses.

Research and Development

Research and development expenses were $467.2 million and $521.8 million for fiscal years 2016 and 2015, respectively, which represented 21.3% and 22.6% of net revenues, respectively. The $54.6 million decrease in research and development expenses was primarily attributable to a decrease in salaries and related expenses of $44.0 million as a result of headcount reductions related to restructuring programs and spending control efforts.

Research and development expenses were $521.8 million and $558.2 million for fiscal years 2015 and 2014, respectively, which represented 22.6% and 22.8% of net revenues, respectively. The $36.4 million decrease in research and development expenses was primarily attributable to a decrease in salaries and related expenses of $19.4 million as a result of headcount reductions related to restructuring programs and spending control efforts.

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

Selling, General and Administrative

Selling, general and administrative expenses were $288.9 million and $308.1 million in fiscal years 2016 and 2015, respectively, which represented 13.2% and 13.4% of net revenues, respectively. The $19.2 million decrease in selling, general and administrative expenses was primarily attributable to a decrease in salaries and related expenses of $11.0 million as a result of headcount reductions related to restructuring programs and spending control efforts.

Selling, general and administrative expenses were $308.1 million and $324.7 million in fiscal years 2015 and 2014, respectively, which represented 13.4% and 13.2% of net revenues, respectively. The $16.6 million decrease in selling, general and administrative expenses was primarily attributable to a decrease in salaries and related expenses of $10.2 million as a result of headcount reductions related to restructuring programs and spending control efforts.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues and our success in recruiting sales and administrative personnel needed to support our operations.

Impairment of Long-lived Assets

Impairment of long-lived assets was $160.6 million in fiscal year 2016 and $67.0 million in fiscal year 2015, which represented 7.3% and 2.9% of net revenues, respectively. The $93.6 million increase was primarily due to a $157.7 million increase in classification of our wafer manufacturing facility in San Antonio, Texas as held for sale in the first quarter of fiscal year 2016 and therefore written down to fair value, less cost to sell.

Impairment of long-lived assets was $67.0 million in fiscal year 2015 and $11.6 million in fiscal year 2014, which represented 2.9% and 0.5% of net revenues, respectively. The $55.4 million increase was primarily due to the equipment impairment associated with the Sensing Solutions reporting unit.

For further details of the asset impairments, please refer to Note 10: “Impairment of long-lived assets” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets was $27.6 million in fiscal year 2016 and $93.0 million in fiscal year 2015, which represented 1.3% and 4.0% of net revenues, respectively. The $65.4 million decrease was primarily driven by a $93.0 million impairment to goodwill and in-process research and development for the Sensing Solutions reporting unit in fiscal year 2015 compared to a $27.6 million impairment of in-process research and development obtained in previous acquisitions, primarily from the acquisition of Volterra.

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

For further details on impairments recorded of goodwill and intangible assets, please refer to Note 8: “Goodwill and intangible assets” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

Severance and Restructuring Expenses

Severance and restructuring expenses were $24.5 million in fiscal year 2016 and $30.6 million in fiscal year 2015, which represented 1.1% and 1.3% of net revenues, respectively. The $6.1 million decrease was primarily due to the timing of restructuring activities initiated by the Company. During fiscal year 2016, the Company incurred $24.0 million of severance and restructuring expenses associated with continued reorganization of certain business units and functions and the planned closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities and $0.4 million associated with the completion of the shut down our San Jose wafer fabrication facility.

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

For further details on our restructuring plans and charges recorded, please refer to Note 17: “Restructuring Activities” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

Other Operating Expenses (Income), Net

Other operating expenses (income), net were $(50.4) million and $(2.0) million in fiscal year 2016 and 2015, respectively, which represented (2.4)% and (0.1)% of net revenues, respectively. The net decrease in other operating expenses of $48.4 million was primarily driven by the gain of $58.9 million on the asset sale of our energy metering business to Silergy Corp recorded in fiscal year 2016.

Other operating expenses (income), net were $(2.0) million and $15.8 million in fiscal years 2015 and 2014, respectively, which represented (0.1)% and 0.6% of net revenues, respectively. The net decrease in other operating expenses of $17.8 million was primarily driven by a change in estimate to an expected loss on rent expense for vacated office space of $3.4 million as well as the absence of one-time expenses incurred in fiscal year 2014 such as the $6.0 million intellectual property infringement legal settlement and the impairment of notes receivable of $4.1 million related to a divestiture.

Interest and Other Income (Expense), Net

Interest and other income (expense), net were $(28.8) million in fiscal year 2016 and $8.9 million in fiscal year 2015, which represented (1.3)% and 0.4% of net revenues, respectively. The change in interest and other expense of $(37.7) million was primarily attributable to the gain of $35.8 million on the sale of our Capacitive Touch business, which occurred in the fourth quarter of fiscal year 2015.

Interest and other income (expense), net were $8.9 million in fiscal year 2015 and $(13.1) million in fiscal year 2014, which represented 0.4% and (0.5)% of net revenues, respectively. The net decrease in expenses of $22.0 million to an income position was primarily attributable to the gain of $35.8 million on the sale of our Capacitive Touch business, which occurred in June 2015. This gain was partially offset by a $14.0 million decrease in income from licensing intellectual property and $5.5 million in additional interest expense resulting from the issuance of long-term notes.

Provision for Income Taxes

Our annual income tax expense was $57.6 million, $40.1 million, and $54.4 million, in fiscal years 2016, 2015 and 2014, respectively. The effective tax rate was 20.2%, 16.3% and 13.3% for fiscal years 2016, 2015 and 2014, respectively. Our federal statutory tax rate is 35%.

Our fiscal year 2016 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected, interest accruals for unrecognized tax benefits and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

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

We have various entities domiciled within and outside the United States. The following is a breakout of our U.S. and Foreign income (loss) before income taxes:

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Domestic pre-tax income (loss)	$(48,985)	$68,289	$87,630
Foreign pre-tax income (loss)	334,039	177,881	321,596
Total	$285,054	$246,170	$409,226

A relative increase in earnings in lower tax jurisdictions, such as Ireland, may lower our consolidated effective tax rate, while a relative increase in earnings in higher tax jurisdictions, such as the United States, may increase our consolidated effective tax rate.

In fiscal year 2016 the percentage of pre-tax income from our foreign operations increased, which was primarily due to a $157.7 million fiscal year 2016 impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas that reduced domestic pre-tax income and a $93.0 million fiscal year 2015 goodwill and in-process research and development impairment charge realized by a foreign affiliate, partially offset by a $24.1 million fiscal year 2016 in-process research and development impairment charge realized by a foreign affiliate. The impact of pre-tax income from foreign operations reduced our effective tax rate by 21.7 percentage points in fiscal year 2016 as compared to 24.6 percentage points in fiscal year 2015. The decreased fiscal year 2016 tax rate benefit from foreign operations was primarily attributable to a $24.8 million tax benefit in fiscal year 2015 for the favorable settlement of a Singapore tax issue, partially offset by the relative increase in fiscal year 2016 pre-tax income from foreign operations.

In fiscal year 2015 the percentage of pre-tax income from our foreign operations declined, which was primarily due to a $93.0 million goodwill and in-process research and development impairment charge realized by a foreign affiliate and $46.3 million of accelerated depreciation generated by the San Jose wafer fabrication facility shutdown that was charged to a foreign affiliate. The impact of pre-tax income from foreign operations reduced our effective tax rate by 24.6 percentage points in fiscal year 2015 as compared to 19.1 percentage points in fiscal year 2014. The increased fiscal year 2015 tax rate benefit from foreign operations was primarily attributable to a $24.8 million tax benefit in fiscal year 2015 for the favorable settlement of a Singapore tax issue, partially offset by the relative decrease in fiscal year 2015 pre-tax income from foreign operations.

Recently Issued Accounting Pronouncements

Refer to our discussion of recently issued accounting pronouncements as included in Part IV, Item 15. Exhibits and financial statement schedules, Note 2: “Summary of Significant Accounting Policies”.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital. In fiscal year 2016, additional sources of liquidity was cash provided by investing activities, generated by the sale of certain non-core businesses and operating assets sold as part of our manufacturing transformation.

Cash flows were as follows:

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Net cash provided by (used in) operating activities	$721,885	$693,706	$776,107
Net cash provided by (used in) investing activities	62,722	(36,073)	(609,439)
Net cash provided by (used in) financing activities	(230,343)	(429,140)	(19,182)
Net increase (decrease) in cash and cash equivalents	$554,264	$228,493	$147,486
Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $721.9 million in fiscal year 2016, an increase of $28.2 million compared with fiscal year 2015. This increase was primarily driven by decreases in inventory of $41.9 million resulting from the sale of our San Antonio wafer manufacturing facility and sale of our energy metering business, as well as actions to keep inventory balances in line with current revenue levels. In addition, the increase was due to changes in our deferred tax balances and other current asset balance of $24.4 million and $11.7 million respectively. These increases were partially offset by reductions in non-cash adjustments to net income of depreciation and amortization of $54.8 million.

Cash provided by operating activities was $693.7 million in fiscal year 2015, a decrease of $82.4 million compared with fiscal year 2014. This decrease was primarily a result of $206.0 million of net income, a $148.8 million decrease from fiscal year 2014, a net change in assets and liabilities of $61.0 million, and a $50.0 million decrease in cash provided by operating activities from fiscal year 2015. These decreases were partially offset by non-cash adjustments to net income of $426.7 million, which increased cash provided by operating activities by $116.4 million compared with fiscal year 2014. The movement in non-cash adjustments primarily resulted from impairment of the Sensing Solutions reporting unit goodwill of $84.1 million and increased depreciation of $54.8 million, primarily associated with accelerated depreciation for the San Jose wafer fabrication facility shut down.

Investing Activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash provided by investing activities increased by $98.8 million for fiscal year 2016 compared with fiscal year 2015. The change was primarily due to $105.0 million in proceeds from the sale of our energy metering business in fiscal year 2016, compared to

$35.6 million from the sale of our Capacitive Touch business in fiscal year 2015, a $69.4 million increase. Also, cash provided by the sale of property, plant and equipment increased $56.1 million, the majority of which was from the sale of our San Jose wafer manufacturing facility. Fiscal year 2016 also included $50.0 million of proceeds from the maturity of available for sale securities. These cash inflows were partially offset by a $74.8 million increase in purchases of U.S. treasury securities.

Cash used in investing activities decreased by $573.4 million for fiscal year 2015 compared with fiscal year 2014. The decrease was due primarily to relative decrease in cash used for acquisitions of $451.5 million relating to the Volterra acquisition in fiscal year 2014, $56.7 million of reduction in capital expenditures relating to property, plant and equipment due to spending control efforts and $35.6 million in cash proceeds from the sale of our Capacitive Touch business.

Financing Activities

Financing cash flows consist primarily of new borrowings, repurchases of common stock, issuance and repayment of notes payables, payment of dividends to stockholders, proceeds from stock option exercises and employee stock purchase plan and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities decreased by approximately $198.8 million for fiscal year 2016 compared with fiscal year 2015. This decrease was due primarily to the issuance of the $249.7 million short term debt. This decrease was offset primarily due to an increase of $42.0 million in repurchases of common stock and an increase of $24.1 million in dividend payments.

Net cash used in financing activities decreased by approximately $410.0 million for fiscal year 2015 compared with fiscal year 2014. This increase was due primarily to the issuance of the $500 million notes net of issuance cost and discount in fiscal year 2014, offset by less repurchases of common stock of $110.2 million.

Liquidity and Capital Resources

As of June 25, 2016, our available funds consisted of $2.2 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Long Term Debt Levels

On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company's 2.5% senior unsecured and unsubordinated notes due on November 15, 2018 (“2018 Notes”).

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.375% senior unsecured and unsubordinated notes due on March 15, 2023 (“2023 Notes”).

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

Short Term Credit Agreement

On June 23, 2016, a wholly-owned foreign subsidiary of the Company entered into a short-term credit agreement (the “Credit Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Lender”), in order to facilitate the return of capital to the Company. The Credit Agreement provides for, among other things, the Lender making an unsecured term loan in an amount equal to $250.0 million and has a maturity date of June 22, 2017. The net proceeds of this credit agreement was approximately $249.7 million, after deducting paid issuance costs. The interest rate on the note is based on LIBOR plus a margin. The initial interest rate is 1.69% per annum and will be adjusted quarterly. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 25, 2016, the Company was in compliance with all covenants.

Available Borrowing Resources

We have access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires us to comply with certain covenants, including a requirement that we maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 25, 2016, we had not borrowed any amounts from this credit facility and we were in compliance with all debt covenants.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 25, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our Consolidated Balance Sheet as current liabilities at June 25, 2016, except for short-term debt obligations:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:	(in thousands)
Operating lease obligations (1)	$53,568	$8,778	$11,933	$9,316	$23,541
Short-term debt obligations (2)	250,000	250,000	—	—	—
Long-term debt obligations (3)	1,000,000	—	500,000		500,000
Interest payments associated with debt obligations (4)	147,388	33,699	51,111	33,750	28,828
Inventory related purchase obligations (5)	725,987	100,875	163,045	137,425	324,642
Total	$2,176,943	$393,352	$726,089	$180,491	$877,011

(1) We lease some facilities under non-cancelable operating lease agreements that expire at various dates through 2030.
(2) Short-term debt represents amounts primarily due for our short-term credit agreement.
(3) Long-term debt represents amounts primarily due for our long-term notes.
(4) Interest payments calculated based on contractual payment requirements under the debt agreements.
(5) We order some materials and supplies in advance or with minimum purchase quantities. We are obligated to pay for the materials and supplies when received. Additionally, in 2016 we entered into a long term supply agreement with the semiconductor foundry TowerJazz to supply finished wafers on our existing processes and products, which contains minimum purchase requirements.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included above. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

As of June 25, 2016, our gross unrecognized income tax benefits were $482.7 million which excludes $49.0 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 25, 2016, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, short-term investments and notes payable. See Note 5: “Financial Instruments” in the Notes to Consolidated Financial Statements included in this Annual

Report. We do not use derivative financial instruments to hedge the ongoing risk of interest rate volatility. At June 25, 2016, we maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are generally invested only in U.S. government or agency securities and are all available on a daily basis. Our short term investments are in U.S. government securities and our long term notes are all fixed rate securities.

To assess the interest rate risk associated with our investment portfolio, we performed sensitivity analysis for our long term notes as of June 25, 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 100 basis points increase in the levels of interest rates across the entire yield curve, with all other variables held constant. The discount rates used were based on the market interest rates in effect at June 25, 2016. The sensitivity analysis indicated that a hypothetical 100 basis points increase in interest rates would result in a reduction in the fair values of our long term notes of $44.1 million.

Foreign Currency Risk

We generate less than 1.0% of our revenues in various global markets based on orders obtained in currencies other than the U.S. Dollar. We incur expenditures denominated in non-U.S. currencies, primarily the Philippine Peso associated with our manufacturing activities in the Philippines, and expenditures for sales offices and research and development activities undertaken outside of the U.S. We are exposed to fluctuations in foreign currency exchange rates primarily on orders, cash flows for expenditures and accounts receivable from sales in these foreign currencies. We have established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements. We do not use derivative financial instruments for speculative or trading purposes. We routinely hedge our exposure to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience financial losses.

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

As of June 25, 2016, we had outstanding foreign currency derivative contracts with a total notional amount of $120.6 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 10% against the U.S. dollar, our foreign currency derivative contracts outstanding as of June 25, 2016 would experience a loss (gain) of approximately $6.6 million.

Foreign Exchange Contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the fiscal years ended June 25, 2016 and June 27, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 25, 2016. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 25, 2016.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and others to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 25, 2016. Management's assessment of internal control over financial reporting was conducted using the criteria in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of June 25, 2016, our internal control over financial reporting was effective, in all material respects, based on these criteria. Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, audited the effectiveness of the Company's internal control over financial reporting, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 25, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
San Jose, California
We have audited the internal control over financial reporting of Maxim Integrated Products, Inc. and subsidiaries (the “Company”) as of June 25, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 25, 2016 of the Company and our report dated August 12, 2016 expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

San Jose, California
August 12, 2016

ITEM 9B. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 11, 2016, Maxim Integrated Products, Inc. (the “Company”) announced that Bruce E. Kiddoo, the Company’s Senior Vice President and Chief Financial Officer, will assume the responsibility of serving as the Company’s principal accounting officer effective as of August 18, 2016.  David A. Caron, who previously held the role of the Company’s principal accounting officer as the Company’s Chief Accounting Officer, will continue with the Company as Vice President, Internal Audit.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings “Audit Committee and Audit Committee Financial Expert,” “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and ages as of July 15, 2016.

Name	Age	Position
Tunc Doluca	58	President and Chief Executive Officer
Bruce E. Kiddoo	55	Senior Vice President and Chief Financial Officer
David A. Caron	56	Vice President and Chief Accounting Officer
Vivek Jain	56	Senior Vice President, Technology and Manufacturing Group
Edwin B. Medlin	59	Senior Vice President and General Counsel
Christopher J. Neil	50	Senior Vice President, Head of Maxim Ventures
Steven Yamasaki	62	Vice President, Human Resources

Tunç Doluca has served as a director of Maxim Integrated as well as the President and Chief Executive Officer since January 2007. He joined Maxim Integrated in October 1984 and served as Vice President from 1994 to 2004. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1994, he served in a number of integrated circuit development positions. Mr. Doluca holds a BSEE degree from Iowa State University and an MSEE degree from the University of California, Santa Barbara.

Bruce E. Kiddoo joined Maxim Integrated in September 2007 as Vice President of Finance. On October 1, 2008, Mr. Kiddoo was appointed Chief Financial Officer and Principal Accounting Officer of Maxim Integrated and was appointed Senior Vice President in September 2009. Prior to joining Maxim Integrated, Mr. Kiddoo held various positions at Broadcom Corporation, a global semiconductor company, beginning in December 1999. Mr. Kiddoo served as Broadcom’s Corporate Controller and Principal Accounting Officer from July 2002 and served as Vice President from January 2003. He also served as Broadcom’s Acting Chief Financial Officer from September 2006 to March 2007. Mr. Kiddoo holds a BS degree in Applied Science from the United States Naval Academy and an MBA degree from the College of William & Mary.

David A. Caron has served as Maxim Integrated’s Corporate Controller since July 2003 and, prior to that, served as Maxim Integrated’s Director of Accounting from December 1998 to July 2003. Mr. Caron was appointed Vice President and Chief Accounting Officer in August 2010. Mr. Caron, who worked at Ernst & Young LLP from 1988 to 1995, is a Certified Public Accountant in the state of California (inactive).

Vivek Jain joined Maxim Integrated in April 2007 as Vice President responsible for our wafer fabrication operations. In June 2009, Mr. Jain was promoted to Senior Vice President with expanded responsibility for managing test and assembly operations in addition to wafer fabrication operations. Prior to joining Maxim Integrated, Mr. Jain was with Intel Corporation as Plant Manager for Technology Development and Manufacturing Facility in Santa Clara, California from 2000. Mr. Jain holds a BS degree in Chemical Engineering from the Indian Institute of Technology at New Delhi, an MS degree in Chemical Engineering from Penn State University, and an MS degree in Electrical Engineering from Stanford University.

Edwin B. Medlin joined Maxim Integrated in November 1999 as Director and Associate General Counsel. He was promoted to Vice President and Senior Counsel in April 2006, was appointed General Counsel in September 2010, and he was promoted to Senior Vice President, and General Counsel in May 2015. Prior to joining Maxim Integrated, he was with the law firm of Ropers, Majeski, Kohn and Bentley between 1987 and 1994 where he held various positions, including director. Between 1994 and 1997, he held the positions of General Counsel, and later, General Manager, at Fox Factory, Inc., a privately held manufacturing company. Between 1997 and 1999 he held the positions of General Counsel and later, Vice President of Global Sales and Marketing, at RockShox, Inc., a publicly traded corporation. Mr. Medlin holds a degree in Economics from the University of California, Santa Barbara, and a Juris Doctorate from Santa Clara University.

Christopher J. Neil joined Maxim Integrated in September 1990, was promoted to Vice President in April 2006, was named Division Vice President in September 2009 and was promoted to Senior Vice President in September 2011. In May 2015, Mr. Neil was appointed to create and lead the Maxim Ventures, the Company’s venture arm. Prior to 2006, he held several engineering and executive management positions. Mr. Neil holds BSEE and MSEE degrees from the Massachusetts Institute of Technology.

Mr. Yamasaki joined Maxim Integrated in April 2010 as Vice President of Human Resources. Prior to joining Maxim Integrated, he was Corporate Vice President of Human Resources of Applied Materials from 2008 to 2010, and was Executive Vice President of Human Resources of YRC Worldwide from 2004 to 2008. Before joining YRC Worldwide, Mr. Yamasaki was Vice President of Human Resources at ConAgra Foods Inc. and Honeywell International. Mr. Yamasaki has a Bachelor of Business Administration degree from the University of Michigan.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors and employees, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or group, and (v) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at http://www.maximintegrated.com/company/policy. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company's principal executive officer, principal financial officer or principal accounting officer by posting such information on its website. The contents of our website are not incorporated into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners, Directors and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors Matters” and “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements.	39
	Consolidated Balance Sheets at June 25, 2016 and June 27, 2015	39
	Consolidated Statements of Income for each of the three years in the period ended June 25, 2016	40
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 25, 2016	41
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 25, 2016	42
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 25, 2016	43
	Notes to Consolidated Financial Statements	44
	Report of Independent Registered Public Accounting Firm	79
(2)	Financial Statement Schedule.
	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.
	Schedule II - Valuation and Qualifying Accounts	80
	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 25, 2016	June 27, 2015
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,105,229	$1,550,965
Short-term investments	125,439	75,154
Total cash, cash equivalents and short-term investments	2,230,668	1,626,119
Accounts receivable, net of allowances of $32,108 in 2016 and $18,286 in 2015	256,531	278,844
Inventories	227,929	288,474
Deferred tax assets	—	77,306
Other current assets	91,920	48,660
Total current assets	2,807,048	2,319,403
Property, plant and equipment, net	692,551	1,090,739
Intangible assets, net	146,540	261,652
Goodwill	490,648	511,647
Other assets	84,100	24,422
Assets held for sale	13,729	8,208
TOTAL ASSETS	$4,234,616	$4,216,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,535	$88,322
Income taxes payable	21,153	34,779
Accrued salary and related expenses	166,698	181,360
Accrued expenses	50,521	47,365
Deferred revenue on shipments to distributors	38,779	30,327
Current portion of debt	249,717	1,024
Total current liabilities	609,403	383,177
Long-term debt	990,090	987,687
Income taxes payable	480,645	410,378
Deferred tax liabilities	756	90,588
Other liabilities	45,908	54,221
Total liabilities	2,126,802	1,926,051

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 283,909 in 2016 and 284,823 in 2015	284	283
Additional paid-in capital	—	27,859
Retained earnings	2,121,749	2,279,112
Accumulated other comprehensive loss	(14,219)	(17,234)
Total stockholders' equity	2,107,814	2,290,020
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,234,616	$4,216,071

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands, except per share data)

Net revenues	$2,194,719	$2,306,864	$2,453,663
Cost of goods sold	950,331	1,034,997	1,068,898
Gross margin	1,244,388	1,271,867	1,384,765
Operating expenses:
Research and development	467,161	521,772	558,168
Selling, general and administrative	288,899	308,065	324,734
Intangible asset amortization	12,205	16,077	17,690
Impairment of long-lived assets	160,582	67,042	11,644
Impairment of goodwill and intangible assets	27,602	93,010	2,580
Severance and restructuring expenses	24,479	30,642	24,902
Acquisition-related costs	—	—	6,983
Other operating expenses (income), net	(50,389)	(2,021)	15,773
Total operating expenses	930,539	1,034,587	962,474
Operating income (loss)	313,849	237,280	422,291
Interest and other income (expense), net	(28,795)	8,890	(13,065)
Income (loss) before provision for income taxes	285,054	246,170	409,226
Income tax provision	57,579	40,132	54,416
Net income (loss)	$227,475	$206,038	$354,810

Earnings (loss) per share:
Basic	$0.80	$0.73	$1.25
Diluted	$0.79	$0.71	$1.23

Shares used in the calculation of earnings (loss) per share:
Basic	285,081	283,675	283,344
Diluted	289,479	288,949	289,108

Dividends declared and paid per share	$1.20	$1.12	$1.04

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Net income (loss)	$227,475	$206,038	$354,810
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0 in 2016, $0 in 2015, $13 in 2014, respectively	356	33	77
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $202 in 2016, $(92) in 2015, $(195) in 2014, respectively	(545)	64	993
Change in net unrealized gains and losses on cumulative translation adjustment	—	—	391
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(455) in 2016, $(458) in 2015, $1,274 in 2014, respectively	3,204	369	(4,535)
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	—	(527)	1,648
Other comprehensive income (loss), net	3,015	(61)	(1,426)
Total comprehensive income (loss)	$230,490	$205,977	$353,384

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balance, June 29, 2013	287,620	$288	$—	$2,523,457	$(15,747)	$2,507,998
Net income	—	—	—	354,810	—	354,810
Other comprehensive income (loss), net	—	—	—	—	(1,426)	(1,426)
Repurchase of common stock	(10,424)	(10)	(145,006)	(160,298)	—	(305,314)
Net issuance of restricted stock units	1,992	2	(31,386)	—	—	(31,384)
Stock options exercised	3,569	3	69,636	—	—	69,639
Stock based compensation	—	—	85,324	—	—	85,324
Tax benefit (shortfall) on settlement of equity instruments	—	—	(68)	—	—	(68)
Substitution of stock-based compensation awards in connection with acquisition	—	—	1,698	—	—	1,698
Common stock issued under Employee Stock Purchase Plan	1,684	2	42,807	—	—	42,809
Dividends paid, $1.04 per common share	—	—	—	(294,175)	—	(294,175)
Balance, June 28, 2014	284,441	$285	$23,005	$2,423,794	$(17,173)	$2,429,911
Net income	—	—	—	206,038	—	206,038
Other comprehensive income (loss), net	—	—	—	—	(61)	(61)
Repurchase of common stock	(6,210)	(6)	(162,271)	(32,811)	—	(195,088)
Net issuance of restricted stock units	1,792	—	(27,793)	—	—	(27,793)
Stock options exercised	3,169	3	58,584	—	—	58,587
Stock based compensation	—	—	79,381	—	—	79,381
Tax benefit (shortfall) on settlement of equity instruments	—	—	8,155	—	—	8,155
Modification of liability to equity instruments	—	—	7,848	—	—	7,848
Common stock issued under Employee Stock Purchase Plan	1,631	1	40,950	—	—	40,951
Dividends paid, $1.12 per common share	—	—	—	(317,909)	—	(317,909)
Balance, June 27, 2015	284,823	$283	$27,859	$2,279,112	$(17,234)	$2,290,020
Net income	—	—	—	227,475	—	227,475
Other comprehensive income (loss), net	—	—	—	—	3,015	3,015
Repurchase of common stock	(6,811)	(7)	(194,264)	(42,815)	—	(237,086)
Net issuance of restricted stock units	1,416	2	(24,086)	—	—	(24,084)
Stock options exercised	3,200	4	79,604	—	—	79,608
Stock based compensation	—	—	69,539	—	—	69,539
Tax benefit (shortfall) on settlement of equity instruments	—	—	7,375	—	—	7,375
Common stock issued under Employee Stock Purchase Plan	1,281	2	33,973	—	—	33,975
Dividends paid, $1.20 per common share	—	—	—	(342,023)	—	(342,023)
Balance, June 25, 2016	283,909	$284	$—	$2,121,749	$(14,219)	$2,107,814

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$227,475	$206,038	$354,810
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	69,701	79,491	85,452
Depreciation and amortization	244,637	299,396	244,593
Deferred taxes	(48,138)	(72,507)	(32,159)
In process research and development written-off	27,602	8,900	2,580
Loss (gain) from sale of property, plant and equipment	2,283	419	2,187
Tax benefit (shortfall) on settlement of equity instruments	7,375	8,155	(68)
Excess tax benefit from stock-based compensation	(9,550)	(12,549)	(14,192)
Impairment of long-lived assets	160,153	67,010	11,644
Impairment of goodwill and intangible assets	—	84,110	—
Impairment of investments in privately-held companies	—	94	10,260
Loss (gain) on sale of business	(58,944)	(35,849)	—
Changes in assets and liabilities:
Accounts receivable	22,313	16,984	13,340
Inventories	44,086	2,163	20,672
Other current assets	2,943	(8,783)	45,557
Accounts payable	(3,676)	(4,201)	(11,255)
Income taxes payable	56,641	62,350	54,492
Deferred revenue on shipments to distributors	8,452	4,593	(823)
All other accrued liabilities	(31,468)	(12,108)	(10,983)
Net cash provided by (used in) operating activities	721,885	693,706	776,107

Cash flows from investing activities:
Purchases of property, plant and equipment	(69,369)	(75,816)	(132,523)
Proceeds from sale of property, plant, and equipment	85,142	29,035	5,293
Payments in connection with business acquisitions, net of cash acquired	—	—	(459,256)
Proceeds from sale of business	105,000	35,550	—
Purchases of available-for-sale securities	(99,948)	(25,142)	(49,953)
Purchases of privately-held companies securities	(10,483)	(200)	—
Proceeds from maturity of available-for-sale securities	50,000	—	27,000
Other investing activities	2,380	500	—
Net cash provided by (used in) investing activities	62,722	(36,073)	(609,439)

Cash flows from financing activities
Excess tax benefit from stock-based compensation	9,550	12,549	14,192
Contingent consideration paid	—	—	(4,705)
Repayment of notes payable	—	(437)	(4,708)
Issuance of debt	250,000	—	497,895
Debt issuance cost	(283)	—	(3,431)
Net issuance of restricted stock units	(24,084)	(27,793)	(31,384)
Proceeds from stock options exercised	79,608	58,587	69,639
Issuance of common stock under employee stock purchase program	33,975	40,951	42,809
Repurchase of common stock	(237,086)	(195,088)	(305,314)
Dividends paid	(342,023)	(317,909)	(294,175)
Net cash provided by (used in) financing activities	(230,343)	(429,140)	(19,182)

Net increase (decrease) in cash and cash equivalents	554,264	228,493	147,486
Cash and cash equivalents:
Beginning of year	1,550,965	1,322,472	1,174,986
End of year	$2,105,229	$1,550,965	$1,322,472

Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the year for income taxes	$43,898	$40,500	$(6,455)
Cash paid for interest	$29,381	29,410	22,861

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$2,810	$4,921	$14,474
Modification of liability to equity instruments	—	7,848	—
Common stock valued at $40.0 million received as consideration in sale of inventory, property, plant and equipment for the Company's wafer manufacturing facility in San Antonio, Texas	40,000	—	—

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

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2016, 2015, and 2014 were each 52-week fiscal years (ended on June 25, 2016, June 27, 2015, and June 28, 2014, respectively).

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

Derivative Instruments

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and Euro, South Korean Won, and Japanese Yen expenditures for sales offices and research and development activities undertaken outside of the U.S. The Company is exposed to fluctuations in foreign currency exchange rates for cash flows for expenditures and on orders and accounts receivable

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from sales in these foreign currencies. The Company has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts to hedge exposures associated with its expenditures denominated in Euros, Philippine Pesos and South Korean Won. The Company also hedges smaller expense exposures in several other foreign currencies. The Company enters into currency forward contracts to hedge its accounts receivable and backlog denominated in Euro, Japanese Yen and British Pound. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract.

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

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) market value. The Company's standard cost revision policy is to monitor manufacturing variances and revise standard costs on a quarterly basis. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand.

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

The Company evaluates the recoverability of property, plant and equipment in accordance with Accounting Standards Codification (“ASC”) No. 360, Accounting for the Property, Plant, and Equipment. (“ASC 360”). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment are not recoverable and exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on their expected discounted future cash flows attributable to those assets. All long-lived assets classified as held for sale are reported at the lower of carrying amount or fair market value, less expected selling costs.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with ASC 350, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. During the fourth quarter of fiscal year 2015, the Company changed its annual goodwill impairment testing date from the first quarter to the fourth quarter of each year. This change ensures the completion of the annual goodwill impairment test prior to the end of the annual reporting period, thereby aligning impairment testing procedures with year-end financial reporting and annual long-range plan and forecasting process. This change did not accelerate, delay, avoid, or cause an impairment charge, nor did this change result in adjustments to previously issued financial statements. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sales to certain distributors are made pursuant to agreements allowing for the possibility of certain sales price rebates or price protection and for non-warranty product return privileges. The non-warranty product return privileges include allowing certain distributors to return a small portion of the Company's products in their inventory based on their previous purchases. Given the uncertainties associated with the levels of non-warranty product returns, sales price rebates and price protection that could be issued to certain distributors, the Company defers recognition of such revenue and related cost of goods sold until receipt of notification from these distributors that product has been sold to their end-customers.

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

The Company estimates potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made by the Company may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material. At June 25, 2016, June 27, 2015, and June 28, 2014 the Company had $31.5 million, $17.4 million, and $16.2 million reserved for returns and allowances against accounts receivable, respectively. During fiscal years 2016, 2015 and 2014, the Company recorded $80.0 million, $81.5 million and $75.3 million for estimated returns and allowances against revenues, respectively. These amounts were offset by $65.9 million, $80.2 million and $71.6 million actual returns and allowances given during fiscal years 2016, 2015 and 2014, respectively.

Related Party Transactions

A member of the Company's board of directors is also a member of the board of directors of Flextronics International Ltd. During the fiscal years ended June 25, 2016, June 27, 2015, and June 28, 2014, the Company sold approximately $73.8 million, $60.4 million, and $68.1 million, respectively, in products to Flextronics International Ltd., a contract manufacturer, in the ordinary course of its business.

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

Foreign Currency Translation and Remeasurement

The U.S. dollar is the functional currency for the Company's foreign operations. Using the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Consolidated Statements of Income are remeasured at the average exchange rates during the year. Foreign exchange gains and losses as recorded in the Consolidated Statements of Income for all periods presented were not material.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company derived approximately 38% of its fiscal year 2016 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. The Company's primary distributor is Avnet Electronics (“Avnet”). Avnet, like the Company's other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Avnet accounted for 19%, 19% and 17% of revenues in fiscal years 2016, 2015 and 2014, respectively, and 18% and 18% of accounts receivable in fiscal years 2016 and 2015, respectively. Sales to Samsung, the Company's largest single end customer (through direct sales and distributors), accounted for approximately 14%, 15% and 20% of net revenues in fiscal years 2016, 2015 and 2014, respectively, and 18% and 20% of accounts receivable as of June 25, 2016 and June 27, 2015. No other customer accounted for more than 10% of the Company's revenues in the fiscal year ended 2016, 2015, and 2014, and no other customer accounted for more than 10% of the Company's accounts receivable in fiscal years 2016 and 2015.

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

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company early adopted this accounting standard update during the fourth quarter of fiscal year 2016, with adjustments reflected on a retrospective basis for all periods presented. All debt issuance costs which were previously recorded as assets within the balance sheet have now been reclassified to be presented as a reduction of the debt liability on the Consolidated Balance Sheets. The adoption resulted in a $2.8 million and $1.2 million decrease in other current assets, a $7.1 million and $11.1 million decrease in other assets and a $9.9 million and $12.3 million decrease in long term debt as of June 25, 2016 and June 27, 2015, respectively.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this accounting standard update, on a prospective basis, at the beginning of the second quarter of fiscal year 2016. All deferred tax assets and liabilities as of June 25, 2016, have been classified as noncurrent in the accompanying Consolidated Balance Sheets and the notes thereto. The adoption at the beginning of the second quarter of fiscal year 2016 resulted in a $50.6 million decrease in current deferred tax assets, a $40.7 million increase in other assets and a $9.9 million decrease to non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

(ii) Recent Accounting Updates Not Yet Effective

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. ASU No. 2014-09 is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. Early adoption in the first quarter of fiscal year 2018 is permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, as well as its selected transition method.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The application of this ASU will be by means of a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) will be applied prospectively to equity investments that exist as of the date of adoption. The Company is evaluating the effects of the adoption of this ASU to its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in the first quarter of fiscal year 2020 on a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective beginning in the first quarter of fiscal year 2018 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the potential impact of this standard on its financial statements and intends to early adopt in the first quarter of fiscal year 2017.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	June 25, 2016	June 27, 2015
Inventories:	(in thousands)
Raw materials	$6,505	$12,932
Work-in-process	148,762	199,716
Finished goods	72,662	75,826
	$227,929	$288,474

The reduction of inventory from the period ended June 27, 2015 to June 25, 2016 was primarily driven by the Company's manufacturing transformation during fiscal year 2016 resulting in a higher composition of inventory manufacturing being

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outsourced to third party foundries, as well as reduction in inventory resulting from the inventory sold in connection with the disposal of the San Antonio facility of $12.3 million.

Property, plant and equipment, net, consist of:

	June 25, 2016	June 27, 2015
Property, plant and equipment:	(in thousands)
Land	$18,952	$45,040
Buildings and building improvements	240,507	338,394
Machinery and equipment	1,370,322	1,970,819
	1,629,781	2,354,253
Less: accumulated depreciation and amortization	(937,230)	(1,263,514)
	$692,551	$1,090,739

The Company recorded $177.2 million, $209.0 million and $160.7 million of depreciation expense in fiscal years 2016, 2015 and 2014, respectively. Included in depreciation expense was $54.6 million, $51.5 million and $0.0 million of accelerated depreciation expense in fiscal years 2016, 2015, and 2014, respectively, resulting from the change in estimated useful lives of certain long lived assets included in restructuring plans. The reduction of property, plant and equipment from the period ended June 27, 2015 to June 25, 2016 was primarily driven by the selling of the Company's wafer fabrication facilities in San Jose, California and San Antonio, Texas, and the Company’s wafer bump facility in Dallas, Texas during fiscal year 2016.

Accrued salary and related expenses consist of:

	June 25, 2016	June 27, 2015
Accrued salary and related expenses:	(in thousands)
Accrued bonus	$90,638	$86,506
Accrued vacation	30,753	36,906
Accrued salaries	14,320	16,572
Accrued severance and post-employment benefits	14,230	25,136
Accrued fringe	4,748	6,007
Other	12,009	10,233
	$166,698	$181,360

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

The Company’s Level 2 assets and liabilities consist of U.S. treasury bills, certificates of deposit and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, the Company has classified these investments as Level 2 in the fair value hierarchy. Also within Level 2 assets and liabilities are shares of common stock received as consideration for the sale of the Company's wafer manufacturing facility in San

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Antonio, Texas which have been valued based on quoted prices in the active market for identical assets, adjusted for estimated timing of sale.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not hold any Level 3 assets or liabilities as of June 25, 2016 and June 27, 2015.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 25, 2016				As of June 27, 2015
	Fair Value				Fair Value
	Measurements Using			Total Balance	Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$1,658,321	$—	$—	$1,658,321	$1,156,239	$—	$—	$1,156,239
U.S. treasury bills (2)	—	125,439	—	125,439	—	75,154	—	75,154
Foreign currency forward contracts (3)	—	695	—	695	—	679	—	679
Investment in common stock (3)	—	40,000	—	40,000	—	—	—	—
Certificates of deposit (1)	—	70	—	70	—	—	—	—
Total Assets	$1,658,321	$166,204	$—	$1,824,525	$1,156,239	$75,833	$—	$1,232,072
Liabilities
Foreign currency forward contracts (4)	$—	$1,327	$—	$1,327	$—	$613	$—	$613
Total Liabilities	$—	$1,327	$—	$1,327	$—	$613	$—	$613

(1) Included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Consolidated Balance Sheets.

The tables below present reconciliations for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal years ended June 25, 2016 and June 27, 2015:

Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)

	June 25, 2016	June 27, 2015
Contingent Consideration	(in thousands)
Beginning balance	$—	$3,215
Total gains or losses (realized and unrealized):
Included in earnings	—	384
Payments	—	(3,599)
Ending balance	$—	$—
Changes in unrealized losses (gains) included in earnings related to liabilities still held as of period end	$—	$—

During the fiscal years ended June 25, 2016 and June 27, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 25, 2016 and June 27, 2015 other than impairments of Long-Lived assets. For details, please refer to Note 10: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	June 25, 2016				June 27, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. treasury bills	$124,950	$489	$—	$125,439	$75,022	$132	$—	$75,154
Total available-for-sale investments	$124,950	$489	$—	$125,439	$75,022	$132	$—	$75,154

In the fiscal years ended June 25, 2016 and June 27, 2015, the Company did not recognize any impairment charges on short-term investments. The U.S. treasury bills have maturity dates between September 15, 2016 and July 15, 2018.
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

The Company has established a program that exclusively utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of June 25, 2016 and June 27, 2015, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $68.0 million and $54.2 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $2.6 million and $3.7 million, respectively.

Derivatives not designated as hedging instruments

As of June 25, 2016 and June 27, 2015, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $25.4 million and $31.1 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $24.6 million and $28.2 million, respectively. The fair values of outstanding foreign currency forward contracts and gain (loss) included in the Consolidated Statements of Income were not material for the fiscal years ended June 25, 2016 and June 27, 2015.

Outstanding debt obligations
The following table summarizes the Company's outstanding debt obligations:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 25, 2016	June 27, 2015
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Short-term credit agreement	250,000	—
Notes denominated in Euro
Term fixed rate notes (2.0%) due on September 30, 2015	—	1,024
Total outstanding debt	1,250,000	1,001,024

Less: Current portion (included in “Current portion of debt”)	(249,717)	(1,024)
Less: Reduction for unamortized discount and debt issuance costs	(10,193)	(12,313)
Total long-term debt	$990,090	$987,687

Long-term debt

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $29.4 million, $29.4 million and $24.7 million during the years ended June 25, 2016, June 27, 2015, and June 28, 2014, respectively.

The estimated fair value of the Company's long-term debt was approximately $1,027 million as of June 25, 2016. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $32.7 million, $32.5 million, and $27.0 million during the fiscal years ended June 25, 2016, June 27, 2015, and June 28, 2014, respectively.

Credit facilities
Revolving credit facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 25, 2016, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.
Short-term credit agreement

On June 23, 2016, a wholly-owned foreign subsidiary of the Company entered into a short-term credit agreement (the “Credit Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Lender”), in order to facilitate the return of capital to the Company. The Credit Agreement provides for, among other things, the Lender making an unsecured term loan in an amount equal to $250.0 million and has a maturity date of June 22, 2017. The net proceeds of this credit agreement was approximately $249.7 million, after deducting paid issuance costs. The interest rate on the note is based on LIBOR plus a margin. The initial interest rate is 1.69% per annum and will be adjusted quarterly. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 25, 2016, the Company was in compliance with all covenants. Fair value approximates the carrying value, given the short-term nature of the loan.

Other financial instruments

For the balance of the Company's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At June 25, 2016, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, nonstatutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Consolidated Statements of Income for fiscal years 2016, 2015 and 2014:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 25, 2016
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$837	$5,697	$2,340	$8,874
Research and development	3,469	27,784	5,133	36,386
Selling, general and administrative	3,043	19,127	2,271	24,441
Pre-tax stock-based compensation expense	$7,349	$52,608	$9,744	$69,701
Less: income tax effect				11,314
Net stock-based compensation expense				$58,387

	For the Year Ended
	June 27, 2015
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,391	$8,226	$2,257	$11,874
Research and development	4,783	31,899	5,375	42,057
Selling, general and administrative	3,863	19,414	2,283	25,560
Pre-tax stock-based compensation expense	$10,037	$59,539	$9,915	$79,491
Less: income tax effect				14,131
Net stock-based compensation expense				$65,360

	For the Year Ended
	June 28, 2014
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,650	$8,466	$2,132	$12,248
Research and development	8,676	31,548	5,452	45,676
Selling, general and administrative	5,486	19,734	2,308	27,528
Pre-tax stock-based compensation expense	$15,812	$59,748	$9,892	$85,452
Less: income tax effect				15,245
Net stock-based compensation expense				$70,207

The expenses included in the Consolidated Statements of Income related to Restricted Stock Units and Other Awards include expenses related to Market Stock Units of $2.8 million, $1.7 million and $1.5 million for fiscal years 2016, 2015 and 2014, respectively.

Stock Options

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted to employees under the1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

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

The Company did not grant any stock options in fiscal year 2016. The fair value of options granted to employees in fiscal years 2015 and 2014 has been estimated using the following weighted-average assumptions:

	Stock Options For the Year Ended (1)
	June 27, 2015	June 28, 2014
Expected holding period (in years)	4.8	5.3
Risk-free interest rate	1.6%	1.4%
Expected stock price volatility	26.7%	34.6%
Dividend yield	3.2%	3.2%

(1) Table excludes impact from assumptions used in valuing the Volterra substitute options granted on October 1, 2013 based on an expected holding period of 3.8 years, risk-free interest rate of 1.0%, expected stock price volatility of 27.5% and dividend yield of 3.4%.

The weighted-average fair value of stock options granted were $5.56 and $7.36 per share for fiscal years 2015 and 2014, respectively.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of June 25, 2016 and their activity during fiscal years 2016, 2015 and 2014:

	Options		Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance at June 29, 2013	20,081,339	$26.00
Options Granted	3,638,729	27.30
Options Exercised	(3,568,775)	18.60
Options Cancelled	(3,987,649)	34.86

Balance at June 28, 2014	16,163,644	25.74
Options Granted	63,584	32.22
Options Exercised	(3,168,704)	18.39
Options Cancelled	(2,885,508)	33.62

Balance at June 27, 2015	10,173,016	25.83
Options Granted	—	—
Options Exercised	(3,242,881)	25.05
Options Cancelled	(995,056)	32.67

Balance at June 25, 2016	5,935,079	25.11	3.0	$71,297,014

Exercisable at June 25, 2016	3,251,896	$22.69	2.3	$46,799,932

Vested and expected to vest, June 25, 2016	5,794,417	$25.02	3.0	$69,869,048

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 24, 2016, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 25, 2016.

The following table summarizes information about stock options that were outstanding and exercisable at June 25, 2016:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 25, 2016	Weighted Average Remaining Contractual Term (In years)	Weighted Average Exercise Price	Number Exercisable at June 25, 2016	Weighted Average Exercise Price
$12.00 - $20.00	1,068,741	1.2	$17.41	1,021,225	$17.32
$20.01 - $30.00	4,733,577	2.7	$26.63	2,186,711	$25.00
$30.01 - $40.00	132,761	4.0	$32.82	43,960	$32.29
	5,935,079			3,251,896

The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 were $39.8 million, $45.6 million and $47.2 million, respectively. As of June 25, 2016, there was $7.1 million of total unrecognized compensation costs related to 2.7 million unvested stock options expected to be recognized over a weighted average period of approximately 1.2 years.

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

The weighted-average fair value of RSUs and other awards granted was $29.75, $27.92 and $26.60 per share for fiscal years 2016, 2015 and 2014, respectively.

The following table summarizes outstanding and expected to vest RSUs and other awards as of June 25, 2016 and their activity during fiscal years 2016, 2015 and 2014:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (1)
Balance at June 29, 2013	7,965,532
Restricted stock units and other awards granted	3,916,111
Restricted stock units and other awards released	(2,904,787)
Restricted stock units and other awards cancelled	(1,095,859)

Balance at June 28, 2014	7,880,997
Restricted stock units and other awards granted	3,178,117
Restricted stock units and other awards released	(2,589,639)
Restricted stock units and other awards cancelled	(1,339,490)

Balance at June 27, 2015	7,129,985
Restricted stock units and other awards granted	2,905,973
Restricted stock units and other awards released	(2,049,430)
Restricted stock units and other awards cancelled	(1,365,715)

Balance at June 25, 2016	6,620,813	2.6	$246,061,953

Expected to vest at June 25, 2016	5,588,721	2.5	$207,229,781

(1) Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company's common stock on June 24, 2016, the last business day preceding the fiscal year end, multiplied by the number of RSUs and other awards outstanding, or expected to vest as of June 25, 2016.

The Company withheld shares totaling $24.1 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the fiscal year ended June 25, 2016. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

As of June 25, 2016, there was $131.3 million of unrecognized compensation cost related to 6.6 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Market Stock Units

The Company granted Market Stock Units (“MSUs”) to senior members of management in September 2014 and September 2015. The grant of MSUs was in lieu of granting stock options. MSUs are valued based on the relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index XSD, (the “SPDR S&P”). The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD index. Vesting for MSUs is contingent upon both service and market conditions, which is over a four-year period.

The following table summarizes the number of MSUs outstanding and expected to vest as of June 25, 2016 and their activity during fiscal years 2016, 2015 and 2014:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (1)
Balance at June 29, 2013 (2)	60,000
Market stock units granted	60,000
Market stock units released	—
Market stock units cancelled	—

Balance at June 28, 2014 (2)	120,000
Market stock units granted	423,044
Market stock units released	(42,476)
Market stock units cancelled	(85,728)

Balance at June 27, 2015	414,840
Market stock units granted	361,684
Market stock units released	—
Market stock units cancelled	(102,992)

Balance at June 25, 2016	673,532	2.9	$24,974,567

Expected to vest at June 25, 2016	547,546	2.9	$20,303,011

(1) Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on June 24, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of June 25, 2016.

(2) Reflects shares previously granted to the Company’s Chief Executive Officer only.

As of June 25, 2016, there was $11.9 million of unrecognized compensation cost related to 0.7 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.9 years.

At June 25, 2016, the Company had 28.0 million shares of its common stock available for issuance to employees and other option recipients under the 1996 Plan.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”).

The Company issued 1.3 million shares of its common stock for total consideration of $34.0 million related to the ESPP plan during the fiscal year ended June 25, 2016. As of June 25, 2016, the Company had 6.1 million shares of its common stock reserved and available for future issuance under the ESPP.

The fair value of ESPP granted to employees in fiscal years 2016, 2015 and 2014 has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	ESPP For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
Expected holding period (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1% - 0.5%	0.1%	0.1% - 0.2%
Expected stock price volatility	21.8% - 33.1%	20.7% - 26.4%	20.7% - 25.5%
Dividend yield	3.3% - 3.6%	3.3% - 3.7%	3.1% - 3.7%

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 25, 2016, there was $5.5 million of unrecognized compensation expense related to the ESPP.

Other Modifications

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

In fiscal year 2015, $7.8 million was reclassified from accrued salaries to additional paid-in capital due to the lapse of the statute of limitations of certain option holders to raise claims relating to the expired options. No reclassification occurred in fiscal years 2016 or 2014.

NOTE 7: EARNINGS PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares of common shares outstanding during the period. For purposes of computing basic earnings (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs, including MSUs. Diluted earnings (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs, Performance Shares, including MSUs and assumed issuance of common stock under the employee stock purchase plans using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$227,475	$206,038	$354,810

Denominator for basic earnings (loss) per share	285,081	283,675	283,344
Effect of dilutive securities:
Stock options, ESPP, RSUs and MSUs	4,398	5,274	5,764
Denominator for diluted earnings (loss) per share	289,479	288,949	289,108

Earnings (loss) per share:
Basic	$0.80	$0.73	$1.25
Diluted	$0.79	$0.71	$1.23

Approximately 0.5 million, 3.6 million, and 9.4 million stock options were excluded from the calculation of diluted earnings per share for the fiscal years ended 2016, 2015 and 2014, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Fiscal Year 2016

The Company performed the annual goodwill impairment analysis during the fourth quarter of fiscal year 2016 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value. No indicators or instances of impairment were identified during fiscal year 2016.

During the fiscal year ended June 25, 2016, $20.4 million of goodwill from the Micros and Security reporting unit was included in the sale of the energy metering business to Silergy Corp.

Fiscal Year 2015

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

Activity and goodwill balances for the fiscal years ended June 25, 2016 and June 27, 2015 were as follows:

Goodwill
(in thousands)
Balance at June 28, 2014	$596,637
Adjustments	(866)
Impairments	(84,124)
Balance at June 27, 2015	511,647
Divestitures	(20,999)
Balance at June 25, 2016	$490,648

Intangible Assets

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The useful lives of amortizing intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	June 25, 2016			June 27, 2015
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$420,285	$331,321	$88,964	$435,962	$276,175	$159,787
Customer relationships	115,634	92,744	22,890	120,230	82,774	37,456
Trade name	8,500	6,486	2,014	8,500	4,886	3,614
Patent	2,500	1,428	1,072	2,500	907	1,593
Total amortizable purchased intangible assets	546,919	431,979	114,940	567,192	364,742	202,450
IPR&D	31,600	—	31,600	59,202	—	59,202
Total purchased intangible assets	$578,519	$431,979	$146,540	$626,394	$364,742	$261,652

During the fiscal year ended June 25, 2016, $20.3 million of purchased intangible assets, net, was included in the sale of the energy metering business line. For details, please refer Note 10: “Impairment of long-lived assets”.

During fiscal years 2016, 2015 and 2014, the Company recorded impairment of intangible assets of $27.6 million, $8.9 million and $2.6 million, respectively, related to write-offs of acquired IPR&D resulting from the Company’s decision to abandon previously acquired technologies. Intangible asset reviews are performed when indicators exist that could indicate the carrying value may not be recoverable based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate.

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Cost of goods sold	$55,031	$74,366	$64,483
Intangible asset amortization	12,205	16,077	17,690
Total intangible asset amortization expenses	$67,236	$90,443	$82,173

The following table represents the estimated future amortization expense of intangible assets as of June 25, 2016:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year	Amount
(in thousands)
2017	$49,090
2018	41,564
2019	13,278
2020	3,358
2021	2,888
Thereafter	4,762
Total intangible assets	$114,940

NOTE 9: ACQUISITIONS

Acquisitions completed in fiscal year 2016
None.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2016:

During the fiscal year ended June 25, 2016, the Company recorded $160.6 million in impairment of long-lived assets in the Company's Consolidated Statements of Income.

During the first quarter of fiscal year 2016, the Company recorded a $157.7 million impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas which was classified as held for sale and written down to fair value, less cost to sell. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets' fair values. The fair value of the land, buildings and equipment was determined after consideration of expected discounted future cash flows attributable to the assets and outside appraisals. The Company signed an agreement with TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. ("TowerJazz"), for the sale of the semiconductor wafer fabrication facility in San Antonio, Texas on November 18, 2015. During the third quarter of fiscal year 2016, the Company completed the sale of this facility for approximately $30.0 million in common shares of TowerJazz, resulting in a loss of $1.6 million included in Other operating income (expenses), net in the Consolidated Statements of Income. In addition, approximately $10.0 million in common shares of TowerJazz was received for the sale of the inventory on hand associated with this facility.

In addition, the San Jose wafer fabrication facility was classified as held for sale during the first quarter of fiscal year 2016, but no impairment charge was recorded as the carrying value of the associated assets approximated the fair value, less cost to sell. The fair value of the land, buildings and equipment was determined after consideration of outside appraisals, quoted market prices of similar equipment and offers received. The Company completed the sale of this facility in the second quarter of fiscal year 2016

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for approximately $39.0 million resulting in a gain of $3.8 million included in Other operating income (expenses), net in the Consolidated Statements of Income.

During the second quarter of fiscal year 2016, the Company classified the energy metering business, including associated tangible, intangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of the product lines' associated assets approximated or was less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of offers received. During the third quarter of fiscal year 2016, the Company completed the sale of this product line for approximately $105.0 million, resulting in a gain of $58.9 million included in Other operating income (expenses), net in the Consolidated Statements of Income.

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

NOTE 11: SEGMENT INFORMATION

The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits. All of the Company's products are designed through a centralized R&D function, are manufactured using centralized manufacturing (internal and external), and sold through a centralized sales force and shared wholesale distributors.

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

Net revenues from unaffiliated customers by geographic region were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
United States	$246,969	$281,374	$320,282
China	837,345	947,231	997,706
Rest of Asia	676,116	665,388	748,320
Europe	377,938	347,275	324,867
Rest of World	56,351	65,596	62,488
	$2,194,719	$2,306,864	$2,453,663

Net long-lived assets by geographic region were as follows:

	Fiscal Year Ended
	June 25, 2016	June 27, 2015
	(in thousands)

United States	$423,653	$783,148
Philippines	141,569	166,405
Rest of World	127,329	141,186
	$692,551	$1,090,739

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

Future annual minimum payments for all commitments are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Payment due by period
	Total	Fiscal year 2017	Fiscal year 2018	Fiscal year 2019	Fiscal year 2020	Fiscal year 2021	Thereafter
Contractual Obligations	(in thousands)
Operating lease obligations (1)	$53,568	$8,778	$6,827	$5,106	$4,907	$4,409	$23,541
Short-term debt obligations (2)	250,000	250,000	—	—	—	—	—
Long-term debt obligations (3)	1,000,000	—	—	500,000	—	—	500,000
Interest payments associated with debt obligations (4)	147,388	33,699	29,375	21,736	16,875	16,875	28,828
Capital equipment and inventory related purchase obligations (5)	725,987	100,875	87,760	75,285	74,467	62,958	324,642
Total	$2,176,943	$393,352	$123,962	$602,127	$96,249	$84,242	$877,011

(1) The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2030.
(2) Short-term debt represents amounts primarily due for the Company's short-term credit agreement.
(3) Long-term debt represents amounts primarily due for the Company's long-term notes.
(4) Interest payments calculated based on contractual payment requirements under the debt agreements.
(5) The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received. Additionally, in 2016 the Company entered into a long term supply agreement with the semiconductor foundry TowerJazz to supply finished wafers on existing Maxim processes and products which contains minimum purchase requirements.

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

Rental expense amounted to approximately $10.0 million, $9.0 million, and $10.8 million in fiscal years 2016, 2015 and 2014, respectively.

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

Product Warranty

The changes in the Company's aggregate product warranty liabilities for the fiscal years ended June 25, 2016 and June 27, 2015 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 25, 2016	June 27, 2015
	(in thousands)
Product warranty liability at beginning of the year	$13,436	$21,296
Accruals	3,518	1,665
Payments	(9,300)	(8,686)
Changes in estimate	952	(839)
Product warranty liability at ending of the year	$8,606	$13,436
Current portion	8,606	9,136
Non-current portion	$—	4,300

NOTE 13: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the fiscal years ended June 25, 2016 and June 27, 2015 were as follows:

	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on post-retirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)

June 28, 2014	$(5,753)	$(10,373)	$(1,136)	$(11)	$100	$(17,173)
Other comprehensive income (loss) before reclassifications	—	—	—	(6,272)	33	(6,239)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	827	—	6,428	—	7,255
Tax effects	(527)	(458)	—	(92)	—	(1,077)
Other comprehensive income (loss)	(527)	369	—	64	33	(61)
June 27, 2015	$(6,280)	$(10,004)	$(1,136)	$53	$133	$(17,234)
Other comprehensive income (loss) before reclassifications	—	—	—	(1,197)	356	(841)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	3,659	—	450	—	4,109
Tax effects	—	(455)	—	202	—	(253)
Other comprehensive income (loss)	—	3,204	—	(545)	356	3,015
June 25, 2016	$(6,280)	$(6,800)	$(1,136)	$(492)	$489	$(14,219)

Amounts reclassified out of Unrealized loss on post-retirement benefits were included in Selling, general and administrative in the Consolidated Statements of Income. Amounts reclassified out of Unrealized loss on cash flow hedges were included in Net revenues, Cost of goods sold and Other operating expenses (income), net in the Consolidated Statements of Income.

NOTE 14: COMMON STOCK REPURCHASES

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, the Board of Directors authorized the Company to repurchase up to $1.0 billion of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization has no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were superseded by this authorization.

During fiscal years 2016, 2015 and 2014, the Company repurchased approximately 6.8 million, 6.2 million and 10.4 million shares of its common stock for $237.1 million, $195.1 million and $305.3 million, respectively. As of June 25, 2016, the Company had a remaining authorization of $329.7 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

NOTE 15: INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was as follows:

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Interest and other income (expense):
Interest income (expense), net	$(29,757)	$(31,545)	$(26,428)
Other income (expense), net	962	40,435	13,363
Total	$(28,795)	$8,890	$(13,065)

As discussed in Note 5, Interest income (expense), net consists primarily of interest expense associated with long term notes. Interest expense associated with the notes was $29.4 million, $29.4 million and $24.7 million during the years ended June 25, 2016, June 27, 2015 and June 28, 2014, respectively. Interest expense associated with debt discounts and issuance fees was $1.9 million, $2.0 million and $1.1 million during the fiscal years ended June 25, 2016, June 27, 2015 and June 28, 2014, respectively.

During the fiscal year ended June 27, 2015, Interest income (expense), net included the $35.8 million gain on the sale of the Capacitive Touch Business. The Company completed a sale of its Capacitive Touch business for approximately $39.5 million resulting in a gain of $35.8 million. As a result of the nature of the operations, the Company concluded that the sale would not qualify as a discontinued operation and has recorded the impact of the sale (gain) in Interest and other income (expense), net.

NOTE 16: INCOME TAXES

Pretax income (loss) is as follows:

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Domestic pre-tax income (loss)	$(48,985)	$68,289	$87,630
Foreign pre-tax income (loss)	334,039	177,881	321,596
Total	$285,054	$246,170	$409,226

The provision for income taxes consisted of the following:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Federal
Current	$98,810	$108,736	$93,012
Deferred	(52,240)	(74,190)	(42,875)
State
Current	1,808	3,791	2,676
Deferred	(2,406)	(3,269)	(1,465)
Foreign
Current	10,278	8,294	6,692
Deferred	1,329	(3,230)	(3,624)
Total provision for income taxes	$57,579	$40,132	$54,416

As of June 25, 2016, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $907.5 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 25, 2016 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $290.0 million.

A reconciliation of the Company's Federal statutory tax rate to the Company's effective tax rate is as follows:

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	(0.6)	(0.4)	0.1
General business credits	(2.8)	(2.8)	(0.9)
Effect of foreign operations	(21.7)	(24.6)	(19.1)
Stock-based compensation	4.7	5.9	3.9
Fixed assets federal tax basis adjustments	—	—	(8.4)
Interest accrual for unrecognized tax benefits	3.2	2.6	1.1
Non-deductible goodwill	2.5	—	—
Other	(0.1)	0.6	1.6
Effective tax rate	20.2%	16.3%	13.3%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 25, 2016	June 27, 2015
	(in thousands)
Deferred tax assets:
Distributor related accruals and sales return and allowance accruals	$23,482	$15,966
Accrued compensation	39,979	44,961
Stock-based compensation	15,562	22,639
Net operating loss carryovers	44,962	47,305
Tax credit carryovers	57,101	54,501
Other reserves and accruals not currently deductible for tax purposes	36,516	29,420
Other	11,552	10,968
Total deferred tax assets	229,154	225,760

Deferred tax liabilities:
Fixed assets and intangible assets cost recovery, net	(82,504)	(141,070)
Unremitted earnings of foreign subsidiaries	(11,842)	—
Other	(3,695)	(5,349)
Total deferred tax liabilities	(98,041)	(146,419)

Net deferred tax assets /(liabilities) before valuation allowance	131,113	79,341
Valuation allowance	(95,060)	(91,175)
Net deferred tax assets/(liabilities)	$36,053	$(11,834)

The valuation allowance as of June 25, 2016 and June 27, 2015 primarily relates to certain state and foreign net operating loss carryforwards and certain state tax credit carryforwards. The valuation allowance increased by $3.9 million in fiscal year 2016. The increase was primarily due to valuation allowances that were established for net operating loss and credit carryforwards generated during the fiscal year 2016. Approximately $37.3 million of the valuation allowance, as of June 25, 2016, is attributable to the tax benefits of income tax deductions generated by the exercise of stock options that, when realized, will be recorded as a credit to additional paid-in-capital.

As of June 25, 2016, the Company has $24.2 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2021 and 2033, $81.0 million of state net operating loss carryforwards expiring at various dates through the fiscal year 2033, $126.2 million of foreign net operating losses with no expiration date, $7.0 million of state tax credit carryforwards expiring at various dates between fiscal years 2017 and 2031, and $95.2 million of state tax credit carryforwards with no expiration date.

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

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Balance as of beginning of year	$427,629	$396,765	$302,904
Tax positions related to current year:
Addition	53,899	55,343	58,035
Tax positions related to prior year:
Addition	3,035	214	300
Current year acquisitions	—	—	39,566
Reduction	(205)	(2,433)	(586)
Settlements	(943)	(21,458)	(496)
Lapses in statutes of limitations	(670)	(802)	(2,958)
Balance as of end of year	$482,745	$427,629	$396,765

The total amount of gross unrecognized tax benefits as of June 25, 2016 that, if recognized, would affect the effective tax rate and additional paid in capital is $469.5 million and $13.2 million, respectively.

Consistent with prior years, the Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during the fiscal years ended June 25, 2016, June 27, 2015, and June 28, 2014 was $14.7 million, $6.5 million and $6.6 million, respectively, and the total amount of interest and penalties accrued as of June 25, 2016, June 27, 2015, and June 28, 2014 was $49.0 million, $34.4 million, and $27.9 million, respectively.

The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

During the fiscal year ended June 27, 2015, $21.2 million of unrecognized tax benefits were recognized due the favorable settlement of a Singapore tax issue and $3.6 million of related interest and penalty accruals were reversed.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). The IRS has concluded its field examination of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011(“Audit Years”) and issued a Notice of Proposed Adjustment (“NOPA”) for transfer pricing issues related to cost sharing and buy-in license payments for the use of intangible property by one of the Company’s international subsidiaries. After the end of the fiscal year 2016 the Company received an IRS Revenue Agent’s Report (“RAR”) for the Audit Years that includes these proposed transfer pricing adjustments and penalties. The Company disagrees with these adjustments and will file a protest with the Appeals Office of the IRS in fiscal year 2017 to challenge the proposed transfer pricing adjustments and penalties. The Company believes that its reserves for unrecognized tax benefits are sufficient to cover any potential assessments that may result from the final resolution of these transfer pricing issues.

A summary of the fiscal tax years that remain subject to examination, as of June 25, 2016, for the Company's major tax jurisdictions are as follows:

United States - Federal	2009	-	Forward
United States - Various States	2009	-	Forward
Ireland	2011	-	Forward
Japan	2010	-	Forward
Philippines	2013	-	Forward
Singapore	2012	-	Forward
United Kingdom	2013	-	Forward

NOTE 17: RESTRUCTURING ACTIVITIES

Fiscal year 2016

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fiscal year ending June 25, 2016, the Company recorded accelerated depreciation charges of $41.6 million in “Cost of goods sold” and $0.4 million in “Severance and restructuring expenses” in the Consolidated Statements of Income. The sale of the San Jose wafer fabrication facility took place during the second quarter of fiscal year 2016. The cumulative costs recorded in fiscal year 2015 and 2016 to complete this restructuring plan were $100.3 million and no future restructuring costs associated with this plan is expected.

Other Plans

During the fiscal year ending June 25, 2016, the Company recorded $24.0 million in “Severance and restructuring expenses" in the Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with continued reorganization of certain business units and functions and the planned closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

As the Company plans to close its Dallas, Texas campus, including its WLP manufacturing facility in fiscal year 2017, the Company recorded accelerated depreciation charges of $13.0 million in “Cost of goods sold” in the Consolidated Statements of Income during the fiscal year ended June 25, 2016.

Future expected restructuring costs to be incurred with other plans is $4.7 million as of June 25, 2016.

Fiscal year 2015

San Jose Fab Shutdown

As part of the San Jose wafer fabrication facility shut down noted above, the Company recorded accelerated depreciation charges of $51.5 million in “Cost of goods sold” and $6.7 million in “Severance and restructuring expenses” in the Consolidated Statements of Income during the fiscal year ending June 27, 2015.

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

Fiscal year 2014

The Company's management approved and initiated plans to restructure the operations of Volterra. The total cost of the plan was $11.0 million which was recorded in Severance and restructuring expenses in the Company's Consolidated Statements of Income. Also during the fiscal year ended June 28, 2014, the Company recorded $10.8 million in Severance and restructuring expenses in the Company's Consolidated Statements of Income, primarily related to employee severance costs, associated with the reorganization of certain business units.

Restructuring Accruals

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the fiscal year ending June 25, 2016:

	Balance, June 27, 2015	Fiscal 2016			Balance, June 25, 2016
		Charges	Cash Payments	Change in Estimates
	(in thousands)

Severance - San Jose Fab Shutdown (1)	$6,725	$973	$(7,166)	$(532)	$—
Severance - Other plans (1)	11,496	$27,478	$(27,934)	$(3,462)	7,578
Total	$18,221	$28,451	$(35,100)	$(3,994)	$7,578
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

	For the Years Ended
	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands, except per share data)

Operating income (loss), as reported	$313,849	$237,280	$422,291
Operating income (loss), excluding accelerated depreciation expense	368,475	288,774	422,291
Effect of change in estimate	$(54,626)	$(51,494)	$—

Net income (loss), as reported	$227,475	$206,038	$354,810
Net income (loss), excluding accelerated depreciation expense	283,129	259,182	—
Effect of change in estimate	$(55,654)	$(53,144)	$354,810

Basic earnings (loss) per share, as reported	$0.80	$0.73	$1.25
Diluted earnings (loss) per share, as reported	$0.79	$0.71	$1.23

Basic earnings (loss) per share, excluding accelerated depreciation expense	$0.99	$0.91	$1.25
Diluted earnings (loss) per share, excluding accelerated depreciation expense	$0.98	$0.90	$1.23

Effect of change in estimate - basic earnings (loss) per share	$(0.19)	$(0.18)	$—
Effect of change in estimate - diluted earnings (loss) per share	$(0.19)	$(0.19)	$—

NOTE 18: BENEFITS

Defined contribution plan:

U.S. employees are automatically enrolled in the Maxim Integrated 401(k) plan when they meet eligibility requirements, unless they decline participation. Under the terms of the plan Maxim Integrated matches 100% of the employee contributions for the first 3% of employee eligible compensation and an additional 50% match for the next 2% of employee eligible compensation, up to

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the IRS Annual Compensation Limits. Total defined contribution expense was $13.0 million, $14.7 million and $15.4 million in fiscal years 2016, 2015 and 2014, respectively.

Non-U.S. Pension Benefits

The Company provides defined-benefit pension plans in certain countries. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

Maxim Integrated is enrolled in a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit type that provides retirement to employees equal to one month salary for every year of credited service. The benefits are paid in a lump sum amount upon retirement or separation from the Company. Total defined benefit liability was $9.7 million and $11.8 million in fiscal years 2016 and 2015, respectively. Total accumulated other comprehensive income benefit related to this retirement plan was $1.1 million, $3.7 million and $3.3 million for the fiscal years 2016, 2015, and 2014, respectively.

U.S. Employees Medical Expense & Funded Status Reconciliation

	June 25, 2016	Estimated Fiscal Year 2017 Expense	June 27, 2015	Fiscal Year 2016 Expense
	(in thousands, except percentages)
Accumulated Postretirement Benefit Obligation [APBO]:
Retirees and beneficiaries	$(22,641)		$(22,414)
Active participants	(3,162)		(2,850)

Funded status	$(25,803)		$(25,264)

Actuarial gain (loss)	$—		$524
Prior service cost	—		—

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$7,390		$8,425
Prior service cost	1,675		2,031
Total	$9,065		$10,456

Net Periodic Postretirement Benefit Cost/(Income):
Interest cost		663		994
Amortization:
Prior service cost		356		356
Net actuarial loss (1)		—		1,035
Total net periodic postretirement benefit cost		$1,019		$2,385

Employer contributions		$666		$809

Economic Assumptions:
Discount rate	3.7%		4.0%
Medical trend	7.0%-5.0%		7.5%-5.0%

(1) Unrecognized losses are amortized over average remaining service period of active participants of 4.7 years at June 25, 2016.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following benefit payments are expected to be paid:

Non-Pension Benefits
(in thousands)
2017	$666
2018	685
2019	721
2020	724
2021	781
Thereafter	22,226
$25,803

Dallas Semiconductor Split-Dollar Life Insurance

As a result of the Company's acquisition of Dallas Semiconductor in 2001, the Company assumed responsibility associated with a split-dollar life insurance policy held by a former Dallas Semiconductor director. The policy is owned by the individual with the Company retaining a limited collateral assignment.

The Company had $5.3 million and $5.1 million included in Other Assets as of June 25, 2016 and June 27, 2015, respectively, associated with the limited collateral assignment to the policy. The Company had a $6.7 million and $6.5 million obligation included in Other Liabilities as of June 25, 2016 and June 27, 2015, respectively, related to the anticipated continued funding associated with the policy.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2016	6/25/2016	3/26/2016	12/26/2015	9/26/2015
	(in thousands, except percentages and per share data)
Net revenues	$566,126	$555,252	$510,831	$562,510
Cost of goods sold	219,099	236,411	218,662	276,159
Gross margin	$347,027	$318,841	$292,169	$286,351
Gross margin %	61.3%	57.4%	57.2%	50.9%
Operating income (loss)	$122,373	$177,708	$89,533	$(75,765)
% of net revenues	21.6%	32.0%	17.5%	(13.5)%
Net income (loss) (1)	$92,339	$139,810	$67,469	$(72,143)

Earnings (loss) per share:
Basic	$0.32	$0.49	$0.24	$(0.25)
Diluted	$0.32	$0.48	$0.23	$(0.25)

Shares used in the calculation of earnings (loss) per share:
Basic	285,354	285,854	285,526	284,588
Diluted	288,544	289,783	290,521	284,588

Dividends declared and paid per share	$0.30	$0.30	$0.30	$0.30

(1) The fiscal quarter ended September 26, 2015, includes a $157.7 million impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas which was classified as held for sale and written down to fair

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, less cost to sell. The fiscal quarter ended March 26, 2016, includes a gain of $58.9 million associated to the sale of the Company's energy metering business.

	Quarter Ended
Fiscal Year 2015	6/27/2015	3/28/2015	12/27/2014	9/27/2014
	(in thousands, except percentages and per share data)
Net revenues	$582,517	$577,263	$566,809	$580,275
Cost of goods sold	278,816	261,995	252,732	241,454
Gross margin	$303,701	$315,268	$314,077	$338,821
Gross margin %	52.1%	54.6%	55.4%	58.4%
Operating income (loss)	$94,948	$105,450	$(64,076)	$100,958
% of net revenues	16.3%	18.3%	(11.3)%	17.4%
Net income (loss) (1)	$98,659	$79,433	$(72,034)	$99,980

Earnings (loss) per share:
Basic	$0.35	$0.28	$(0.25)	$0.35
Diluted	$0.34	$0.28	$(0.25)	$0.35

Shares used in the calculation of earnings (loss) per share:
Basic	284,202	283,418	282,992	284,086
Diluted	289,346	288,840	282,992	289,430

Dividends declared and paid per share	$0.28	$0.28	$0.28	$0.28

(1) The fiscal quarter ended December 27, 2014, includes a goodwill impairment charge of $84.1 million, a Property, plant and equipment, impairment of $45.2 million and an IPR&D impairment of $8.9 million associated with the Sensing Solutions reporting unit.

NOTE 20: SUBSEQUENT EVENT

During the fourth quarter of fiscal year 2016, the Company entered into agreements for the sale of its micro-electromechanical systems (MEMS) business line. Subsequent to the end of fiscal year 2016, the Company received payments from the buyer totaling approximately $33 million related to this sale. The Company expects to receive the remaining proceeds, close the transaction and record the resulting gain on sale during the first quarter of fiscal year 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Maxim Integrated Products, Inc.
San Jose, California
We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 25, 2016 and June 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 25, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries as of June 25, 2016 and June 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 25, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
August 12, 2016

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year ended June 25, 2016	$874	$(113)	$(114)	$647
Year ended June 27, 2015	$1,581	$(283)	$(424)	$874
Year ended June 28, 2014	$1,227	$693	$(339)	$1,581

	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Returns and Allowances
Year ended June 25, 2016	$17,412	$79,956	$(65,907)	$31,461
Year ended June 27, 2015	$16,169	$81,476	$(80,233)	$17,412
Year ended June 28, 2014	$12,418	$75,346	$(71,595)	$16,169

(1) Uncollectible accounts written off.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2016	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

August 12, 2016	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ David A. Caron

David A. Caron
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tunç Doluca and Bruce E. Kiddoo, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tunç Doluca	President, Director and Chief Executive Officer	August 12, 2016
Tunç Doluca	(Principal Executive Officer)

/s/ Bruce E. Kiddoo	Senior Vice President and Chief Financial Officer	August 12, 2016
Bruce E. Kiddoo	(Principal Financial Officer)

/s/ David A. Caron	Vice President and Chief Accounting Officer	August 12, 2016
David A. Caron	(Principal Accounting Officer)

/s/ James R. Bergman	Director	August 12, 2016
James R. Bergman

/s/ Joseph R. Bronson	Director	August 12, 2016
Joseph R. Bronson

	Director	August 12, 2016
Robert E. Grady

/s/ William P. Sullivan	Director and Chairman of the Board	August 12, 2016
William P. Sullivan

/s/ William D. Watkins	Director	August 12, 2016
William D. Watkins

/s/ A.R. Frank Wazzan	Director	August 12, 2016
A.R. Frank Wazzan

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
Deloitte & Touche LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
160 Rio Robles
San Jose, California 95134
(408) 601-1000

Stock Listing

At August 5, 2016, there were approximately 717 stockholders of record of the Company's common stock as reported by Computershare. Maxim Integrated common stock is traded on the Nasdaq Global Select Market under the symbol “MXIM”.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Underwriting Agreement, dated November 14, 2013, between Maxim Integrated Products, Inc. and Merrill Lynch.	8-K	1.1	11/15/2013

3.1	Restated Certificate of Incorporation of the Company.	10-K	3.1	9/26/1995

3.2	Amendments to Restated Certificate of Incorporation of the Company.	10-K 10-K 10-Q 10-Q 8-K	3.3 3.3 3.3 3.3 3.1	09/29/1997 09/24/1998 02/08/2000 02/09/2001 11/17/2015

3.3	Amended and Restated Bylaws.	10-Q	3.1	1/22/2016

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

10.1 (A)	The Company's Forms of Indemnity Agreement.	10-K	10.8	9/8/2005

10.2 (A)	Amended and Restated 1996 Stock Incentive Plan, as amended and restated.	Proxy Statement	Appendix B	9/30/2015

10.3 (A)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.26	9/24/2001

10.4 (A)	Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.28	9/24/2001

10.5 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees.	10-Q	10.30	11/5/2009

10.6 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders.	10-Q	10.31	11/5/2009

10.7 (A)	Employment Agreement between the Company and Tunc Doluca dated as of September 30, 1993.	10-K	10.33	9/30/2008

10.8 (A)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007.	10-Q	10.40	9/30/2008

10.9 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees.	10-Q	10.41	11/6/2008

10.10 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders.	10-Q	10.42	11/6/2008

10.11 (A)	2008 Employee Stock Purchase Plan, as amended.	Proxy Statement	Appendix A	9/30/2015

10.12 (A)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.45	8/26/2009

10.13 (A)	Change In Control Employee Severance Plan for U.S. Based Employees.	10-K	10.49	8/19/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14 (A)	Change In Control Employee Severance Plan for Non-U.S. Based Employees.	10-K	10.50	8/19/2010

10.15 (A)	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.	10-K	10.51	8/19/2010

10.16	Credit Agreement, dated October 13, 2011, and amended on June 27, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”).	10-Q	10.52	10/26/2011

10.17	Underwriting Agreement, dated March 11, 2013, between the Company and J.P. Morgan Securities LLC.	8-K	1.1	3/14/2013

10.18	Second Supplemental Indenture, dated as of March 18, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	3/21/2013

10.19	Third Supplemental Indenture, dated as of November 21, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	11/21/2013

10.20	Indenture, dated June 10, 2010, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3	4.4	6/10/2010

10.21 (A)	Form of Performance Share Agreement.	10-Q	10.3	10/24/2014

10.22 (A)	Form of Global Restricted Stock Unit Agreement.	10-K	10.21	8/18/2015

10.23 (A)	Form of Global Employee Stock Purchase Plan Agreement.	10-K	10.22	8/18/2015

10.24	Second Amendment to Credit Agreement, dated July 21, 2015.	10-K	20.23	8/18/2015

10.25	Third Amendment to Credit Agreement, dated June 13, 2016.	Filed herewith

10.26 †	Supply Agreement between the Company and TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), a Delaware corporation and indirect wholly-owned subsidiary of Tower Semiconductor Ltd., an Israeli corporation, executed as of November 18, 2015.	10-Q/A	10.1	5/10/2016

10.27	Credit Agreement by and between Maxim Holding Company Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.1	6/24/2016

10.28	Guaranty by Maxim Integrated Products, Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.2	6/24/2016

12.1	Statement of Ratio of Income to Fixed Charges	Filed herewith

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

24.1	Power of Attorney (contained in the signature page to this Form 10-K)	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

_____________________

(A) Management contract or compensatory plan or arrangement.

† Portions of the exhibit (indicated by bracketed asterisks) have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.