Form 10-Q
period 2016-09-24
MAXIM INTEGRATED PRODUCTS INC
filed 2016-10-21
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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
YES [ ] NO [x]

As of October 14, 2016 there were 283,278,391 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 24, 2016	June 25, 2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,092,073	$2,105,229
Short-term investments	175,441	125,439
Total cash, cash equivalents and short-term investments	2,267,514	2,230,668
Accounts receivable, net of allowances of $28,945 in Q1'17 and $32,108 in Q4'16	253,518	256,531
Inventories	223,484	227,929
Other current assets	89,398	91,920
Total current assets	2,833,914	2,807,048
Property, plant and equipment, net	678,447	692,551
Intangible assets, net	131,496	146,540
Goodwill	491,015	490,648
Other assets	54,890	84,100
Assets held for sale	2,854	13,729
TOTAL ASSETS	$4,192,616	$4,234,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,589	$82,535
Income taxes payable	3,138	21,153
Accrued salary and related expenses	111,126	166,698
Accrued expenses	48,572	50,521
Deferred revenue on shipments to distributors	35,754	38,779
Current portion of debt	249,788	249,717
Total current liabilities	531,967	609,403
Long-term debt	990,685	990,090
Income taxes payable	497,360	480,645
Other liabilities	37,368	46,664
Total liabilities	2,057,380	2,126,802

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	284	284
Retained earnings	2,141,326	2,121,749
Accumulated other comprehensive loss	(6,374)	(14,219)
Total stockholders’ equity	2,135,236	2,107,814
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,192,616	$4,234,616

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands, except per share data)

Net revenues	$561,396	$562,510
Cost of goods sold	215,664	276,159
Gross margin	345,732	286,351
Operating expenses:
Research and development	112,746	121,392
Selling, general and administrative	70,852	71,995
Intangible asset amortization	2,443	3,591
Impairment of long-lived assets	6,134	157,697
Severance and restructuring expenses	9,965	7,126
Other operating expenses (income), net	(28,481)	315
Total operating expenses	173,659	362,116
Operating income (loss)	172,073	(75,765)
Interest and other income (expense), net	(6,870)	(6,402)
Income (loss) before provision for income taxes	165,203	(82,167)
Income tax provision (benefit)	27,589	(10,024)
Net income (loss)	$137,614	$(72,143)

Earnings (loss) per share:
Basic	$0.49	$(0.25)
Diluted	$0.48	$(0.25)

Shares used in the calculation of earnings (loss) per share:
Basic	283,633	284,588
Diluted	288,574	284,588

Dividends declared and paid per share	$0.33	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands)
Net income (loss)	$137,614	$(72,143)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $(1,633) and $0, respectively	2,612	76
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(122) and $192, respectively	386	(614)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(2,805) and $(80), respectively	4,847	172
Other comprehensive income (loss), net	7,845	(366)
Total comprehensive income (loss)	$145,459	$(72,509)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$137,614	$(72,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	17,120	16,963
Depreciation and amortization	43,485	102,053
Deferred taxes	14,895	(53,111)
Loss (gain) from sale of property, plant and equipment	652	(1,346)
Loss (gain) on sale of business	(26,620)	—
Tax benefit related to stock-based compensation	—	1,193
Impairment of long-lived assets	6,134	157,697
Excess tax benefit from stock-based compensation	—	(2,249)
Changes in assets and liabilities:
Accounts receivable	3,013	(3,627)
Inventories	2,517	(2,167)
Other current assets	(12,099)	4,796
Accounts payable	(858)	(9,776)
Income taxes payable	110	34,127
Deferred revenue on shipments to distributors	(3,025)	4,764
Accrued salary and related expenses	(55,572)	(60,718)
All other accrued liabilities	(3,964)	883
Net cash provided by (used in) operating activities	123,402	117,339
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,310)	(15,821)
Proceeds from sale of property, plant and equipment	205	606
Proceeds from sale of available-for-sale securities	24,540	—
Proceeds from maturity of available-for-sale securities	25,000	—
Proceeds from sale of business	42,199	—
Purchases of available-for-sale securities	(75,224)	(25,055)
Purchases of privately-held companies' securities	(2,337)	(1,000)
Net cash provided by (used in) investing activities	73	(41,270)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	2,249
Net issuance of restricted stock units	(5,206)	(4,822)
Proceeds from stock options exercised	19,911	8,970
Repurchase of common stock	(57,709)	(39,697)
Dividends paid	(93,627)	(85,387)
Net cash provided by (used in) financing activities	(136,631)	(118,687)
Net increase (decrease) in cash and cash equivalents	(13,156)	(42,618)
Cash and cash equivalents:
Beginning of period	2,105,229	1,550,965
End of period	$2,092,073	$1,508,347
See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands)

Supplemental disclosures of cash flow information:
Cash paid net during the period for income taxes	$33,760	$7,021
Cash paid for interest	$8,438	$8,438

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$4,722	$7,127
Remaining balance of common stock valued at $25.9 million received as consideration in sale of inventory, property, plant and equipment for the Company's wafer manufacturing facility in San Antonio, Texas	$25,922	—

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 24, 2016 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2016 was a 52-week fiscal year and fiscal year 2017 will also be a 52-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) New Accounting Updates Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company early adopted ASU 2016-09 at the beginning of the first quarter of fiscal year 2017. As a result of the adoption, in the first quarter of fiscal year 2017 the Company recorded a $1.4 million cumulative-effect adjustment to retained earnings for the recognition of excess tax benefits generated by the settlement of share-based awards in prior periods and a discrete income tax benefit of $3.3 million to the income tax provision for excess tax benefits generated by the settlement, in the first quarter of fiscal year 2017, of share-based awards. The adoption also resulted in an increase in cash flow from operating activities and a decrease in cash flow from financing activities of $3.3 million in the first quarter of fiscal year 2017. The adoption was on a prospective basis and therefore had no impact on prior periods.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for the Company in the first quarter of fiscal year 2018, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

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

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	September 24, 2016	June 25, 2016
Inventories:	(in thousands)
Raw materials	$7,164	$6,505
Work-in-process	143,872	148,762
Finished goods	72,448	72,662
	$223,484	$227,929

Property, plant and equipment, net consists of:

	September 24, 2016	June 25, 2016
Property, plant and equipment, net:	(in thousands)
Land	$18,952	$18,952
Buildings and building improvements	245,836	240,507
Machinery and equipment	1,370,245	1,370,322
	1,635,033	1,629,781
Less: accumulated depreciation	(956,586)	(937,230)
	$678,447	$692,551

Accrued salary and related expenses consist of:

	September 24, 2016	June 25, 2016
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$30,040	$30,753
Accrued bonus	29,303	90,638
Accrued severance and post-employment benefits	14,397	14,230
Accrued salaries	12,085	14,320
Other	25,301	16,757
	$111,126	$166,698

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

The Company’s Level 2 assets and liabilities consist of U.S. treasury bills, certificates of deposit and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, the Company has classified these investments as Level 2 in the fair value hierarchy. Also within Level 2 assets and liabilities are shares of common stock received as consideration for the sale of the Company's wafer manufacturing facility in San Antonio, Texas, which have been valued based on quoted prices in the active market for identical assets, adjusted for estimated timing of sale.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not hold any Level 3 assets or liabilities as of September 24, 2016 and June 25, 2016.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 24, 2016				As of June 25, 2016
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$1,626,233	$—	$—	$1,626,233	$1,658,321	$—	$—	$1,658,321
U.S. treasury bills (2)	—	175,441	—	175,441	—	125,439	—	125,439
Foreign currency forward contracts (3)	—	450	—	450	—	695	—	695
Investment in common stock (3)	—	25,922	—	25,922	—	40,000	—	40,000
Certificates of deposit (1)	—	70	—	70	—	70	—	70
Total Assets	$1,626,233	$201,883	$—	$1,828,116	$1,658,321	$166,204	$—	$1,824,525

Liabilities
Foreign currency forward contracts (4)	$—	$555	$—	$555	$—	$1,327	$—	$1,327
Total Liabilities	$—	$555	$—	$555	$—	$1,327	$—	$1,327

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

During the three months ended September 24, 2016 and June 25, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 24, 2016 and June 25, 2016 other than impairments of Long-Lived assets. For details, please refer to Note 14: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	September 24, 2016				June 25, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. Treasury bills	$175,157	$284	$—	$175,441	$124,950	$489	$—	$125,439
Total available-for-sale investments	$175,157	$284	$—	$175,441	$124,950	$489	$—	$125,439

In the three months ended September 24, 2016 and the year ended June 25, 2016, the Company did not recognize any impairment charges on short-term investments. The U.S. Treasury bills have maturity dates between December 15, 2017 and December 15, 2018.

Securities received as consideration for sale of assets

During the third quarter of fiscal 2016, the Company received approximately $40.0 million in common shares of Tower Semiconductor Ltd. as consideration for the sale of the Company's semiconductor wafer manufacturing facility in San Antonio, Texas. During the three months ended September 24, 2016, the Company sold some of these common shares for gross proceeds of approximately $24.5 million. The remaining common shares were valued at approximately $25.9 million as of September 24, 2016, with the increase in value of $5.4 million treated as an unrealized gain. The Company is required to return to Tower Semiconductor the first $6.0 million in gain realized upon the sale of such shares.

Derivative instruments and hedging activities

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and European Union Euro and South Korean Won expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of September 24, 2016 and June 25, 2016, the notional amounts of the forward contracts the Company held to purchase international currencies were $55.4 million and $68.0 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $2.3 million and $2.6 million, respectively.

Derivatives not designated as hedging instruments

As of September 24, 2016 and June 25, 2016, the notional amounts of the forward contracts the Company held to purchase international currencies were $25.8 million and $25.4 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $17.0 million and $24.6 million, respectively. The fair values of our outstanding foreign currency forward contracts and gain (loss) included in the Condensed Consolidated Statement of Income were not material for the three months ended September 24, 2016 and the year ended June 25, 2016.

Long-term debt

The following table summarizes the Company’s long-term debt:

	September 24, 2016	June 25, 2016
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Short-term credit agreement	250,000	250,000
Total	1,250,000	1,250,000
Less: Current portion	(249,788)	(249,717)
Less: Reduction for unamortized discount and debt issuance costs	(9,527)	(10,193)
Total long-term debt	$990,685	$990,090

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $9.1 million and $7.3 million during the three months ended September 24, 2016 and September 26, 2015, respectively.

The estimated fair value of the Company’s long-term debt was approximately $1,028 million as of September 24, 2016. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $9.8 million and $8.2 million during the three months ended September 24, 2016, and September 26, 2015, respectively.

Credit Facility
Revolving credit facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 24, 2016, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Short-term credit agreement

On June 23, 2016, a wholly-owned foreign subsidiary of the Company entered into a short-term credit agreement (the “Credit Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Lender”), in order to facilitate the return of capital to the Company. The Credit Agreement provides for, among other things, the Lender making an unsecured term loan in an amount equal to $250.0 million with a maturity date of June 22, 2017. The net proceeds of this credit agreement were approximately $249.7 million, after deducting paid issuance costs. The interest rate on the note is based on LIBOR plus a margin. The initial interest rate is 1.69% per annum and will be adjusted quarterly. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 24, 2016, the Company was in compliance with all covenants. Fair value approximates the carrying value, given the short-term nature of the loan.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At September 24, 2016, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

MSUs granted to employees typically vest ratably over a two to four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap depending on the Company's performance. The performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index XSD (the “SPDR S&P”).

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 24, 2016 and September 26, 2015, respectively:

	Three Months Ended
	September 24, 2016				September 26, 2015
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$180	$1,583	$484	$2,247	$335	$1,988	$559	$2,882
Research and development	222	6,696	1,218	8,136	870	5,874	1,297	8,041
Selling, general and administrative	642	5,476	619	6,737	818	4,626	596	6,040
Pre-tax stock-based compensation expense	$1,044	$13,755	$2,321	$17,120	$2,023	$12,488	$2,452	$16,963
Less: income tax effect				3,067				2,762
Net stock-based compensation expense				$14,053				$14,201

The expenses included in the Condensed Consolidated Statements of Income related to RSUs include expenses related to MSUs of $0.6 million and $0.5 million for the three months ended September 24, 2016 and September 26, 2015, respectively.

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

There were no stock options granted in the three months ended September 24, 2016 and three months ended September 26, 2015.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 24, 2016 and their activity for the three months ended September 24, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2016	5,935,079	$25.11
Options Granted	—	—
Options Exercised	(866,330)	22.97
Options Cancelled	(200,203)	27.28
Balance at September 24, 2016	4,868,546	$25.39	2.9	$66,785,971
Exercisable, September 24, 2016	2,807,904	$23.32	2.2	$44,005,199
Vested and expected to vest, September 24, 2016	4,803,830	$25.32	2.9	$65,649,805

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on September 23, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 24, 2016.

As of September 24, 2016, there was $4.9 million of total unrecognized stock compensation cost related to 2.1 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.1 years.

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

The weighted-average fair value of RSUs and other awards granted was $35.97 and $28.28 per share for the three months ended September 24, 2016 and September 26, 2015, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of September 24, 2016 and their activity during the three months ended September 24, 2016:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2016	6,620,813
Restricted stock units and other awards granted	1,663,313
Restricted stock units and other awards released	(406,051)
Restricted stock units and other awards cancelled	(387,698)
Balance at September 24, 2016	7,490,377	3.0	$292,456,777
Outstanding and expected to vest, September 24, 2016	6,139,955	2.9	$239,396,837

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on September 23, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of September 24, 2016.

The Company withheld shares totaling $5.2 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three months ended September 24, 2016. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 24, 2016, there was $169.0 million of unrecognized compensation expense related to 7.5 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Market Stock Units

The Company granted MSUs to senior members of management in September 2015 and September 2016. The grant of MSUs was in lieu of granting stock options. MSUs are valued based on the relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index XSD (the “SPDR S&P”). The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD index. Vesting for MSUs is contingent upon both service and market conditions, and has a four-year vesting cliff period.

The weighted-average fair value of MSUs granted was $37.29 and $29.64 per share for the three months ended September 24, 2016 and September 26, 2015, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of September 24, 2016 and their activity during the three months ended September 24, 2016:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2016	673,532
Market stock units granted	308,432
Market stock units released	—
Market stock units cancelled	(66,696)
Balance at September 24, 2016	915,268	3.3	$35,686,299
Outstanding and expected to vest, September 24, 2016	738,080	3.3	$28,777,728

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on September 23, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of September 24, 2016.

As of September 24, 2016, there was $21.3 million of unrecognized compensation expense related to 0.9 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.3 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	ESPP
	Three Months Ended
	September 24, 2016	September 26, 2015
Expected holding period (in years)	0.5	0.5
Risk-free interest rate	0.5%	0.1%
Expected stock price volatility	27.2% - 28.2%	21.8% - 23.8%
Dividend yield	3.5% - 3.6%	3.3% - 3.5%

As of September 24, 2016 and September 26, 2015, there was $3.1 million and $3.1 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

NOTE 7: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic earnings (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs and MSUs. Diluted earnings (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs, Performance Shares, MSUs and assumed issuance of common stock under the 2008 ESPP using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$137,614	$(72,143)

Denominator for basic earnings (loss) per share	283,633	284,588
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	4,941	—
Denominator for diluted earnings (loss) per share	288,574	284,588

Earnings (loss) per share
Basic	$0.49	$(0.25)
Diluted	$0.48	$(0.25)

The Company had a net loss for the three months ended September 26, 2015, accordingly all incremental shares totaling 5.7 million shares were determined to be anti-dilutive.

For the three months ended September 24, 2016, no securities were determined to be anti-dilutive and therefore none were excluded from the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits. All of the Company's products are designed through a centralized R&D function, manufactured using centralized manufacturing (internal and external), and sold through a centralized sales force and shared wholesale distributors.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands)
United States	$70,151	$62,060
China	213,510	224,237
Rest of Asia	174,368	169,934
Europe	89,638	91,903
Rest of World	13,729	14,376
	$561,396	$562,510

Net long-lived assets by geographic region were as follows:

	September 24, 2016	June 25, 2016
	(in thousands)
United States	$417,460	$423,653
Philippines	139,897	141,569
Rest of World	121,090	127,329
	$678,447	$692,551

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss by component and related tax effects in the three months ended September 24, 2016 and September 26, 2015 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 25, 2016	$(6,280)	$(6,800)	$(1,136)	$(492)	$489	$(14,219)
Other comprehensive income (loss) before reclassifications	—	—	—	448	4,245	4,693
Amounts reclassified out of accumulated other comprehensive loss (income)	—	7,652	—	60	—	7,712
Tax effects	—	(2,805)	—	(122)	(1,633)	(4,560)
Other comprehensive income (loss)	—	4,847	—	386	2,612	7,845
September 24, 2016	$(6,280)	$(1,953)	$(1,136)	$(106)	$3,101	$(6,374)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 27, 2015	$(6,280)	$(10,004)	$(1,136)	$53	$133	$(17,234)
Other comprehensive income (loss) before reclassifications	—	—	—	(382)	76	(306)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	252	—	(424)	—	(172)
Tax effects	—	(80)	—	192	—	112
Other comprehensive income (loss)	—	172	—	(614)	76	(366)
September 26, 2015	$(6,280)	$(9,832)	$(1,136)	$(561)	$209	$(17,600)

NOTE 10: INCOME TAXES

In the three months ended September 24, 2016 and September 26, 2015, the Company recorded an income tax provision (benefit) of $27.6 million and $(10.0) million, respectively. The Company’s effective tax rate for the three months ended September 24, 2016 and September 26, 2015 was 16.7% and 12.2%, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended September 24, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates and a $3.3 million discrete benefit for excess tax benefits generated by the settlement of share-based awards, partially offset by share-based compensation for which no tax benefit is expected.

The Company's effective tax rate for the three months ended September 26, 2015 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower tax rates, partially offset by share-based compensation for which no tax benefit is expected.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). The IRS has concluded its field examination of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011 (“Audit Years”) and issued a IRS Revenue Agent’s Report (“RAR”) in July 2016 that includes proposed adjustments for transfer pricing issues related to cost sharing and buy-in license payments for the use of intangible property by one of the Company’s international subsidiaries. The Company disagrees with the proposed transfer pricing adjustments and related penalties and in September 2016 filed a protest to challenge the proposed adjustments and request a conference with the Appeals Office of the IRS. The Company believes that its reserves for unrecognized tax benefits are sufficient to cover any potential assessments that may result from the final resolution of these transfer pricing issues.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized or reserved, if any.

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

Product Warranty

The changes in the Company’s aggregate product warranty liabilities for the three months ended September 24, 2016 and September 26, 2015 were as follows:

	Three Months Ended
	September 24, 2016	September 26, 2015
Product warranty liability	(in thousands)
Beginning balance	8,606	$13,436
Accruals for warranties	1,018	913
Payments	(130)	—
Changes in estimate	111	(20)
Ending balance	$9,605	$14,329

Less: Current portion	9,605	10,029
Non-current portion	$—	$4,300

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

During the three months ended September 24, 2016, the Company repurchased approximately 1.5 million shares of its common stock for $57.7 million. As of September 24, 2016, the Company had remaining authorization of $272.0 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Fiscal Year 2017

No indicators or instances of impairment were identified in the three months ended September 24, 2016.

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

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	September 24, 2016			June 25, 2016
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$451,885	$343,922	$107,963	$420,285	$331,321	$88,964
Customer relationships	115,634	94,657	20,977	115,634	92,744	22,890
Trade name	8,500	6,886	1,614	8,500	6,486	2,014
Patents	2,500	1,558	942	2,500	1,428	1,072
Total amortizable purchased intangible assets	578,519	447,023	131,496	546,919	431,979	114,940
IPR&D	—	—	—	31,600	—	31,600
Total purchased intangible assets	$578,519	$447,023	$131,496	$578,519	$431,979	$146,540

During the three months ended September 24, 2016, $31.6 million of IPR&D was completed and reclassified to amortizable Intellectual Property.

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands)
Cost of goods sold	$12,602	$16,638
Intangible asset amortization	2,443	3,591
Total intangible asset amortization expenses	$15,045	$20,229

The following table represents the estimated future amortization expense of intangible assets as of September 24, 2016:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2017	$40,629
2018	48,146
2019	19,861
2020	9,942
2021	8,154
2022	2,563
Thereafter	2,201
Total intangible assets	$131,496

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2017:

During the three months ended September 24, 2016, the Company recorded $6.1 million in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income primarily associated with certain investments in privately held companies. The Company reached its conclusion regarding the asset impairment after the determination was made that due to factors during the three months ended September 24, 2016, the financial condition of the privately held companies indicated an other than temporary impairment.

During the second quarter of fiscal year 2016, the Company classified the micro-electromechanical systems (MEMS) business line, including associated tangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of the product lines' associated assets approximated or was less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of quoted market prices of similar equipment and offers received. During the first quarter of fiscal year 2017, the Company completed the sale of this business line for approximately $42.2 million, resulting in a gain of $26.6 million, included in Other operating income (expenses), net in the Condensed Consolidated Statements of Income.

Fiscal year 2016:

During the fiscal year ended June 25, 2016, the Company recorded $160.6 million in impairment of long-lived assets in the Company's Consolidated Statements of Income.

During the first quarter of fiscal year 2016, the Company recorded a $157.7 million impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas which was classified as held for sale and written down to fair value, less cost to sell. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets' fair values. The fair value of the land, buildings and equipment was determined after consideration of expected discounted future cash flows attributable to the assets and outside appraisals. The Company signed an agreement with TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. ("TowerJazz"), for the sale of the semiconductor wafer fabrication facility in San Antonio, Texas on November 18, 2015. During the third quarter of fiscal year 2016, the Company completed the sale of this facility for approximately $30.0 million in common shares of TowerJazz, resulting in a loss of $1.6 million included in Other operating income (expenses), net in the Condensed Consolidated Statements of Income. In addition, approximately $10.0 million in common shares of TowerJazz was received for the sale of the inventory on hand associated with this facility.

In addition, the San Jose wafer fabrication facility was classified as held for sale during the first quarter of fiscal year 2016, but no impairment charge was recorded as the carrying value of the associated assets approximated the fair value, less cost to sell. The fair value of the land, buildings and equipment was determined after consideration of outside appraisals, quoted market prices of similar equipment and offers received. The Company completed the sale of this facility in the second quarter of fiscal year 2016 for approximately $39.0 million resulting in a gain of $3.8 million included in Other operating income (expenses), net in the Condensed Consolidated Statements of Income.

During the second quarter of fiscal year 2016, the Company classified the energy metering business, including associated tangible, intangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of the product lines' associated assets approximated or was less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of offers received. During the third quarter of fiscal year 2016, the Company completed the sale of this product line for approximately $105.0 million, resulting in a gain of $58.9 million included in Other operating income (expenses), net in the Condensed Consolidated Statements of Income.

NOTE 15: RESTRUCTURING ACTIVITIES

Fiscal year 2017:

During the three months ended September 24, 2016, the Company recorded $10.0 million in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with continued reorganization of certain business units and functions and the planned closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

As the Company plans to close its Dallas, Texas campus, including its WLP manufacturing facility in fiscal year 2017, the Company recorded accelerated depreciation charges of $1.6 million during the three months ended September 24, 2016.

As of September 24, 2016, the Company expects to incur future restructuring costs of $2.7 million related to these restructuring plans.

Fiscal year 2016:

San Jose Fab Shutdown

In October 2014, the Company initiated a plan to shut down its San Jose wafer fabrication facility. The Company reached the decision that it was not economically feasible to maintain this facility, which was used primarily for fab process development and low volume manufacturing, as the Company intended to utilize other resources to complete such activities in the future. This plan included cash charges related to employee severance and non-cash charges related to accelerated depreciation. This plan has been completed, and the shutdown took place in the second quarter of fiscal year 2016.

During the fiscal year ending June 25, 2016, the Company recorded accelerated depreciation charges of $41.6 million, in “Cost of goods sold” and $0.4 million in “Severance and restructuring expenses” in the Consolidated Statements of Income. The sale of the San Jose wafer fabrication facility took place during the second quarter of fiscal year 2016. The cumulative costs recorded in fiscal year 2015 and 2016 to complete this restructuring plan were $100.3 million and no future restructuring costs associated with this plan is expected.

Other Plans

During the fiscal year ending June 25, 2016, the Company recorded $24.0 million in “Severance and restructuring expenses” in the Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with continued reorganization of certain business units and functions and the planned closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

As the Company plans to close its Dallas, Texas campus, including its WLP manufacturing facility in fiscal year 2017, the Company recorded accelerated depreciation charges of $13.0 million during the fiscal year ending June 25, 2016.

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the three months ended September 24, 2016:

	Balance, June 25, 2016	Three Months Ended September 24, 2016			Balance, September 24, 2016
		Charges	Cash Payments	Change in Estimates
	(in thousands)
Severance - All plans (1)	$7,578	$10,105	$(10,100)	$(140)	$7,443

(1)	Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.

Change in estimate:

Due to the above mentioned restructuring activities, the Company recorded accelerated depreciation resulting from the change in estimated useful lives of certain long lived assets included in restructuring plans. In all periods that accelerated depreciation expense was recorded, this resulted in additional expense and therefore impacted operating income (loss), net income (loss) and earnings (loss) per share as presented in the table below.

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands, except per share data)
Operating income (loss), as reported	$172,073	$(75,765)
Operating income (loss), excluding accelerated depreciation expense	173,634	(32,134)
Effect of change in estimate	$(1,561)	$(43,631)

Net income (loss), as reported	$137,614	$(72,143)
Net income (loss), excluding accelerated depreciation expense	139,081	(35,415)
Effect of change in estimate	$(1,467)	$(36,728)

Basic earnings (loss) per share, as reported	$0.49	$(0.25)
Diluted earnings (loss) per share, as reported	$0.48	$(0.25)

Basic earnings (loss) per share, excluding accelerated depreciation expense	$0.49	$(0.12)
Diluted earnings (loss) per share, excluding accelerated depreciation expense	$0.48	$(0.12)

Effect of change in estimate - basic earnings (loss) per share	$—	$(0.13)
Effect of change in estimate - diluted earnings (loss) per share	$—	$(0.13)

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

Overview of Business

Maxim Integrated is incorporated in the state of Delaware. Maxim Integrated designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. We also provide a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. We are a global company with wafer manufacturing facilities in the U.S., testing facilities in the Philippines and Thailand and sales and circuit design offices around the world. The major end-markets in which our products are sold are the Automotive, Communications and Data Center, Computing, Consumer and Industrial markets.

During fiscal year 2015, we commenced activities to close down the operations in our Hillsboro, Oregon testing site which will be completed in fiscal year 2017.

Also, we announced in July 2015 that we intend to close our wafer level packaging ("WLP") manufacturing facility in Dallas, Texas in fiscal year 2017. On April 7, 2016, we entered into an agreement for the sale of its Dallas, Texas campus, including our WLP manufacturing facility, for approximately $34.5 million. We completed the sale of our Dallas, Texas campus, including our WLP manufacturing facility in Dallas, Texas in the fourth quarter of fiscal year 2016. In connection with this sale agreement, we entered into a lease and facility sharing agreement to lease back portions of the Dallas, Texas campus. We intend to complete the transition of design, administration and manufacturing activities during fiscal year 2017 and discontinue our operations in the WLP manufacturing facility in Dallas, Texas by the fourth quarter of fiscal year 2017.

On April 13, 2016, we entered into agreements for the sale of our micro-electromechanical systems (MEMS) business line, including related assets and inventory, for approximately $42.2 million. We completed the sale of our micro-electromechanical systems (MEMS) business line in the first quarter of fiscal year 2017.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts impairment of long-lived assets; assessment of recoverability of intangible assets and goodwill, which impacts impairment of goodwill and intangible assets; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further in the Management’s Discussion and Analysis of Financial Condition in our Annual Report on Form 10-K for the fiscal year ended June 25, 2016. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

There have been no material changes during the three months ended September 24, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 24, 2016	September 26, 2015

Net revenues	100.0%	100.0%
Cost of goods sold	38.4%	49.1%
Gross margin	61.6%	50.9%
Operating expenses:
Research and development	20.1%	21.6%
Selling, general and administrative	12.6%	12.8%
Intangible asset amortization	0.4%	0.6%
Impairment of long-lived assets	1.1%	28.0%
Severance and restructuring expenses	1.8%	1.3%
Other operating expenses (income), net	(5.1)%	0.1%
Total operating expenses	30.9%	64.4%
Operating income	30.7%	(13.5)%
Interest and other income (expense), net	(1.2)%	(1.1)%
Income before provision for income taxes	29.4%	(14.6)%
Income tax provision (benefit)	4.9%	(1.8)%
Net income (loss)	24.5%	(12.8)%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 24, 2016	September 26, 2015
Cost of goods sold	0.4%	0.5%
Research and development	1.4%	1.4%
Selling, general and administrative	1.2%	1.1%
	3.0%	3.0%

Net Revenues

Net revenues were $561.4 million and $562.5 million for the three months ended September 24, 2016 and September 26, 2015, respectively. Net revenue from automotive products increased by 16.3%, primarily driven by growth in infotainment. This increase was offset by a decrease in industrial due to the divestiture of our energy metering business, and decreases in consumer and computing products due to changes in demand period over period.

During the three months ended September 24, 2016 and September 26, 2015, approximately 88% and 89% of net revenues, respectively, were derived from customers outside of the United States. While more than 98% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 24, 2016 and September 26, 2015 was immaterial.

Gross Margin

Our gross margin percentages were 61.6% and 50.9% for the three months ended September 24, 2016 and September 26, 2015, respectively. Our gross margin increased by 10.7%, primarily from a $42.5 million decrease in accelerated depreciation (7.6% increase to gross margin). In the three months ended September 26, 2015, $43.6 million of accelerated depreciation was recorded relating primarily to the San Jose wafer fabrication facility shut down, which began in the second quarter of 2015 and was completed in the second quarter of fiscal year 2016. The remaining gross margin improvement was primarily due to the realization of benefits from our manufacturing transformation and cost savings initiatives.

The below table presents the impact of accelerated depreciation expense on gross margin for all periods presented.

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands)
Gross margin, as reported	$345,732	$286,351
Accelerated depreciation expense	1,178	43,631
Gross margin, without accelerated depreciation expense	$346,910	$329,982

Gross margin %, as reported	61.6%	50.9%
Gross margin %, without accelerated depreciation expense	61.8%	58.7%
Impact percentage	(0.2)%	(7.8)%

Research and Development

Research and development expenses were $112.7 million and $121.4 million for the three months ended September 24, 2016 and September 26, 2015, respectively, which represented 20.1% and 21.6% of net revenues for each respective period. The $8.7 million decrease was a result of headcount reductions primarily due to restructuring programs and spending control efforts.

Selling, General and Administrative

Selling, general and administrative expenses were $70.9 million and $72.0 million for the three months ended September 24, 2016 and September 26, 2015, respectively, which represented 12.6% and 12.8% of net revenues for each respective period. The $1.1 million decrease was primarily attributable to a decrease in legal expense.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $6.1 million and $157.7 million for the three months ended September 24, 2016 and September 26, 2015, respectively, which represented 1.1% and 28.0% of net revenues for each respective period. The $151.6 million decrease was primarily due to classification of our wafer manufacturing facility in San Antonio, Texas as held for sale in the first quarter of fiscal year 2016 and therefore written down to fair value, less cost to sell.

Severance and Restructuring Expenses

Severance and restructuring expenses were $10.0 million and $7.1 million for the three months ended September 24, 2016 and September 26, 2015, respectively, which represented 1.8% and 1.3% of net revenues for each respective period. The $2.9 million increase was primarily due to reorganization of certain business units and functions and the planned closure of the Dallas wafer level packaging manufacturing facilities.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $(28.5) million and $0.3 million during the three months ended September 24, 2016 and September 26, 2015, respectively, which represented 5.1% and 0.1% of net revenues for each respective period. This net increase in other operating income of $28.8 million was primarily driven by the $26.6 million gain on the sale of micro-electromechanical systems (MEMS) business line.

Provision for Income Taxes

In the three months ended September 24, 2016 and September 26, 2015, we recorded an income tax provision (benefit) of $27.6 million and $(10.0) million, respectively. Our effective tax rate for the three months ended September 24, 2016 and September 26, 2015 was 16.7% and 12.2%, respectively.

Our federal statutory tax rate is 35%. The effective tax rate for the three months ended September 24, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates and a $3.3 million discrete tax benefit for excess tax benefits generated by the settlement of share-based awards, partially offset by share-based compensation for which no tax benefit is expected.

The effective tax rate for the three months ended September 26, 2015 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower tax rates, partially offset by share-based compensation for which no tax benefit is expected.

BACKLOG

At September 24, 2016 and June 25, 2016, our current quarter backlog was approximately $370.7 million and $363.4 million, respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be cancelled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Three Months Ended
	September 24, 2016	September 26, 2015
	(in thousands)
Net cash provided by (used in) operating activities	$123,402	$117,339
Net cash provided by (used in) investing activities	73	(41,270)
Net cash provided by (used in) financing activities	(136,631)	(118,687)
Net increase (decrease) in cash and cash equivalents	$(13,156)	$(42,618)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $123.4 million in the three months ended September 24, 2016, an increase of $6.1 million compared with the three months ended September 26, 2015. This increase was primarily driven by changes in our deferred tax balances of $68.0 million. This increase was partially offset by reductions in non-cash adjustments to net income of depreciation and amortization of $58.6 million resulting from higher accelerated depreciation in the three months ended September 26, 2015, relating primarily to the San Jose wafer fabrication facility shut down, which began in the second quarter of 2015 and was completed in the second quarter of fiscal year 2016.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities decreased by $41.3 million for the three months ended September 24, 2016 compared with the three months ended September 26, 2015. The decrease was due primarily to $42.2 million proceeds from the sale of our micro-electromechanical systems (MEMS) business, $25.0 million proceeds from the maturity of U.S. treasury securities, and $24.5 million proceeds from the sale of available-for-sale securities related to the sale of our wafer manufacturing facility in San Antonio, Texas. This decrease was partially offset by a $50.2 million increase relating to additional purchase of U.S. treasury securities.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $17.9 million for the three months ended September 24, 2016 compared to the three months ended September 26, 2015. The decrease was primarily due to $18.0 million in additional repurchases of our common stock in the three months ended September 26, 2015.

Liquidity and Capital Resources

Long Term Debt Levels
On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 2.5% senior unsecured and unsubordinated notes due on November 15, 2018 (“2018 Notes”).

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 3.375% senior unsecured and unsubordinated notes due on March 15, 2023 (“2023 Notes”).

The estimated fair value of outstanding debt is at $1,028 million and $1,027 million as of September 24, 2016 and June 25, 2016, respectively.
Short Term Credit Agreement

On June 23, 2016, the Company entered into a short-term credit agreement in an amount equal to $250.0 million with a maturity date of June 22, 2017. The initial interest rate is 1.69% per annum and will be adjusted quarterly. The fair value approximates the carrying value, given the short-term nature of the loan.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of September 24, 2016, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended September 24, 2016 and September 26, 2015 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 24, 2016. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2016. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 24, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Part I, Item 1, Note 11 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 25, 2016, which is incorporated herein by reference.

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

The following table summarizes the activity related to stock repurchases for the three months ended September 24, 2016:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jun. 26, 2016 - Jul. 23, 2016	707	$36.39	707	$303,960
Jul. 24, 2016 - Aug. 20, 2016	411	39.96	411	287,546
Aug. 21, 2016 - Sep. 24, 2016	390	39.90	390	271,986
Total for the quarter	1,508	$38.27	1,508	$271,986

In the fiscal quarter ended September 24, 2016, the Company repurchased approximately 1.5 million shares of its common stock for approximately $57.7 million. As of September 24, 2016, the Company had remaining authorization of $272.0 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 24, 2016, (ii) Condensed Consolidated Balance Sheets at September 24, 2016 and June 25, 2016, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended September 24, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 24, 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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

October 21, 2016	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Senior Vice President, Chief Financial Officer and Chief Accounting Officer