Form 10-Q
period 2016-12-24
MAXIM INTEGRATED PRODUCTS INC
filed 2017-01-27
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2016
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
YES [ ] NO [x]

As of January 20, 2017, there were 282,691,389 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 24, 2016	June 25, 2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,687,435	$2,105,229
Short-term investments	399,461	125,439
Total cash, cash equivalents and short-term investments	2,086,896	2,230,668
Accounts receivable, net of allowances of $23,332 at Q2'17 and $32,108 at Q4'16	224,342	256,531
Inventories	236,040	227,929
Other current assets	75,284	91,920
Total current assets	2,622,562	2,807,048
Property, plant and equipment, net	660,660	692,551
Intangible assets, net	117,393	146,540
Goodwill	491,015	490,648
Other assets	55,188	84,100
Assets held for sale	1,156	13,729
TOTAL ASSETS	$3,947,974	$4,234,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,505	$82,535
Income taxes payable	3,138	21,153
Accrued salary and related expenses	109,475	166,698
Accrued expenses	41,418	50,521
Deferred revenue on shipments to distributors	36,137	38,779
Current portion of debt	—	249,717
Total current liabilities	260,673	609,403
Long-term debt	991,281	990,090
Income taxes payable	514,498	480,645
Other liabilities	37,331	46,664
Total liabilities	1,803,783	2,126,802

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	284	284
Retained earnings	2,155,698	2,121,749
Accumulated other comprehensive loss	(11,791)	(14,219)
Total stockholders’ equity	2,144,191	2,107,814
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,947,974	$4,234,616

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
	(in thousands, except per share data)

Net revenues	$550,998	$510,831	$1,112,394	$1,073,341
Cost of goods sold	210,820	218,662	426,484	494,821
Gross margin	340,178	292,169	685,910	578,520
Operating expenses:
Research and development	114,057	113,100	226,803	234,492
Selling, general and administrative	71,543	73,643	142,395	145,638
Intangible asset amortization	2,348	3,538	4,791	7,129
Impairment of long-lived assets	383	1,950	6,517	159,647
Severance and restructuring expenses	864	10,652	10,829	17,778
Other operating expenses (income), net	1,909	(247)	(26,572)	68
Total operating expenses	191,104	202,636	364,763	564,752
Operating income (loss)	149,074	89,533	321,147	13,768
Interest and other income (expense), net	(636)	(9,593)	(7,506)	(15,995)
Income (loss) before provision for income taxes	148,438	79,940	313,641	(2,227)
Income tax provision (benefit)	17,961	12,471	45,550	2,447
Net income (loss)	$130,477	$67,469	$268,091	$(4,674)

Earnings (loss) per share:
Basic	$0.46	$0.24	$0.95	$(0.02)
Diluted	$0.45	$0.23	$0.93	$(0.02)

Shares used in the calculation of earnings (loss) per share:
Basic	283,294	285,526	283,464	285,057
Diluted	288,106	290,521	288,364	285,057

Dividends declared and paid per share	$0.33	$0.30	$0.66	$0.60

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
	(in thousands)
Net income (loss)	$130,477	$67,469	$268,091	$(4,674)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $1,633, $0, $0 and $0, respectively	(4,369)	(359)	(1,757)	(283)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $439, $(22), $317 and $170, respectively	(1,107)	258	(721)	(356)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(28), $(81), $(2,833) and $(161), respectively	59	172	4,906	344
Other comprehensive income (loss), net	(5,417)	71	2,428	(295)
Total comprehensive income (loss)	$125,060	$67,540	$270,519	$(4,969)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 24, 2016	December 26, 2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$268,091	$(4,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	35,193	35,382
Depreciation and amortization	85,625	151,135
Deferred taxes	7,375	(34,295)
Loss (gain) from sale of property, plant and equipment	4,550	(5,863)
Loss (gain) on sale of business	(26,620)	—
Tax benefit related to stock-based compensation	—	3,173
Impairment of long-lived assets	797	159,647
Impairment of investments in privately-held companies	5,720	—
Excess tax benefit from stock-based compensation	—	(6,169)
Changes in assets and liabilities:
Accounts receivable	32,189	47,664
Inventories	(9,995)	13,644
Other current assets	(19,682)	3,878
Accounts payable	(12,857)	(17,435)
Income taxes payable	17,248	7,252
Deferred revenue on shipments to distributors	(2,642)	1,740
Accrued salary and related expenses	(57,223)	(52,152)
All other accrued liabilities	(11,737)	(3,099)
Net cash provided by (used in) operating activities	316,032	299,828
Cash flows from investing activities:
Purchase of property, plant and equipment	(30,085)	(29,351)
Proceeds from sale of property, plant and equipment	2,429	50,315
Proceeds from sale of available-for-sale securities	50,994	—
Proceeds from maturity of available-for-sale securities	25,000	—
Proceeds from sale of business	42,199	—
Purchases of available-for-sale securities	(300,846)	(50,087)
Purchases of privately-held companies' securities	(2,663)	(7,008)
Other investing activities	—	2,380
Net cash provided by (used in) investing activities	(212,972)	(33,751)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	6,169
Repayment of notes payable	(250,000)	—
Net issuance of restricted stock units	(9,445)	(12,544)
Proceeds from stock options exercised	27,066	57,447
Issuance of common stock under employee stock purchase program	17,658	14,350
Repurchase of common stock	(118,944)	(62,847)
Dividends paid	(187,189)	(171,099)
Net cash provided by (used in) financing activities	(520,854)	(168,524)
Net increase (decrease) in cash and cash equivalents	(417,794)	97,553
Cash and cash equivalents:
Beginning of period	2,105,229	1,550,965
End of period	$1,687,435	$1,648,518
See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended
	December 24, 2016	December 26, 2015
	(in thousands)

Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$48,753	$24,520
Cash paid for interest	$14,688	$14,693

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$8,359	$8,179

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 24, 2016 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of consolidated financial assets and liabilities. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The application of this ASU will be by means of a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) will be applied prospectively to equity investments that exist as of the date of adoption. The Company is evaluating the effects of the adoption of this ASU to its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in the first quarter of fiscal year 2020 on a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	December 24, 2016	June 25, 2016
Inventories:	(in thousands)
Raw materials	$10,857	$6,505
Work-in-process	144,723	148,762
Finished goods	80,460	72,662
	$236,040	$227,929

Property, plant and equipment, net consists of:

	December 24, 2016	June 25, 2016
Property, plant and equipment, net:	(in thousands)
Land	$18,952	$18,952
Buildings and building improvements	254,215	240,507
Machinery and equipment	1,365,453	1,370,322
	1,638,620	1,629,781
Less: accumulated depreciation	(977,960)	(937,230)
	$660,660	$692,551

Accrued salary and related expenses consist of:

	December 24, 2016	June 25, 2016
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$31,155	$30,753
Accrued bonus	42,007	90,638
Accrued severance and post-employment benefits	12,384	14,230
Accrued salaries	13,722	14,320
Other	10,207	16,757
	$109,475	$166,698

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

The Company’s Level 2 assets and liabilities consist of U.S. treasury bills, certificates of deposit and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, the Company has classified these investments as Level 2 in the fair value hierarchy. Also within Level 2 assets and liabilities are shares of common stock received as consideration for the sale of the Company's wafer manufacturing facility in San Antonio, Texas, which were valued based on quoted prices in the active market for identical assets, adjusted for estimated timing of sale.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not hold any Level 3 assets or liabilities as of December 24, 2016 and June 25, 2016.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 24, 2016				As of June 25, 2016
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$1,250,351	$—	$—	$1,250,351	$1,658,321	$—	$—	$1,658,321
U.S. treasury bills (2)	—	399,461	—	399,461	—	125,439	—	125,439
Foreign currency forward contracts (3)	—	271	—	271	—	695	—	695
Investment in common stock (3)	—	—	—	—	—	40,000	—	40,000
Certificates of deposit (1)	—	70	—	70	—	70	—	70
Total Assets	$1,250,351	$399,802	$—	$1,650,153	$1,658,321	$166,204	$—	$1,824,525

Liabilities
Foreign currency forward contracts (4)	$—	$1,979	$—	$1,979	$—	$1,327	$—	$1,327
Total Liabilities	$—	$1,979	$—	$1,979	$—	$1,327	$—	$1,327

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

During the six months ended December 24, 2016 and the year ended June 25, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 24, 2016 and June 25, 2016 other than impairments of Long-Lived assets. For details, please refer to Note 14: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 24, 2016				June 25, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. Treasury bills	$400,728	$—	$1,267	$399,461	$124,950	$489	$—	$125,439
Total available-for-sale investments	$400,728	$—	$1,267	$399,461	$124,950	$489	$—	$125,439

In the three and six months ended December 24, 2016 and the year ended June 25, 2016, the Company did not recognize any impairment charges on short-term investments. The U.S. Treasury bills have maturity dates between December 15, 2017 and January 31, 2019.

Securities received as consideration for sale of assets

During the third quarter of fiscal 2016, the Company received approximately $40.0 million in common shares of Tower Semiconductor Ltd. as consideration for the sale of the Company's semiconductor wafer manufacturing facility in San Antonio, Texas. During the six months ended December 24, 2016, the Company sold all of these common shares for gross proceeds of approximately $51.0 million and recorded a realized gain of $5.0 million. The Company was required to return to Tower Semiconductor the first $6.0 million in gain realized upon the sale of such shares. During the three months ended December 24, 2016, the Company paid Tower Semiconductor $1.0 million and will pay the remaining $5.0 million over the next two quarters.

Derivative instruments and hedging activities

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and the European Union Euro, South Korean Won, Japanese Yen and Chinese Yuan associated with expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments. As of December 24, 2016 and June 25, 2016, the notional amounts of the forward contracts the Company held to purchase international currencies were $44.3 million and $68.0 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $2.1 million and $2.6 million, respectively.

Derivatives not designated as hedging instruments

As of December 24, 2016 and June 25, 2016, the notional amounts of the forward contracts the Company held to purchase international currencies were $21.3 million and $25.4 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $19.6 million and $24.6 million, respectively. The fair values of our outstanding foreign currency forward contracts and related gain (loss) included in the Condensed Consolidated Statements of Income were not material for the three and six months ended December 24, 2016 and the year ended June 25, 2016.

Long-term debt

The following table summarizes the Company’s long-term debt:

	December 24, 2016	June 25, 2016
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Short-term credit agreement	—	250,000
Total	1,000,000	1,250,000
Less: Current portion	—	(249,717)
Less: Reduction for unamortized discount and debt issuance costs	(8,719)	(10,193)
Total long-term debt	$991,281	$990,090

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $9.3 million and $7.9 million during the three months ended December 24, 2016 and December 26, 2015, respectively. Amortized discount and expenses, as well as interest expense associated with the notes was $18.4 million and $15.7 million during the six months ended December 24, 2016 and December 26, 2015, respectively.

The estimated fair value of the Company’s long-term debt was approximately $1,000 million as of December 24, 2016. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $9.5 million and $8.2 million during the three months ended December 24, 2016, and December 26, 2015, respectively. The Company recorded interest expense of $18.8 million and $16.3 million during the six months ended December 24, 2016, and December 26, 2015, respectively.

Credit Facility
Revolving credit facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of December 24, 2016, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Short-term credit agreement

On June 23, 2016, Maxim Holding Company Ltd., a wholly-owned foreign subsidiary of the Company, entered into a short-term credit agreement (the “Credit Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Lender”), in order to facilitate the return of capital to the Company. The Credit Agreement provides for, among other things, the Lender making an unsecured term loan in an amount equal to $250.0 million with a maturity date of June 22, 2017. The net proceeds of this Credit Agreement were approximately $249.7 million, after deducting paid issuance costs. The interest rate on the note was based on LIBOR plus a margin. The initial interest rate was 1.69% per annum and was adjusted quarterly. On December 21, 2016, the $250.0 million aggregate principal amount and all outstanding interest on the loan were repaid.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At December 24, 2016, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and performance shares, including market stock units (“MSUs”), to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 24, 2016 and December 26, 2015, respectively:

	Three Months Ended
	December 24, 2016				December 26, 2015
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$155	$1,756	$512	$2,423	$279	$1,970	$621	$2,870
Research and development	620	7,995	1,068	9,683	843	7,210	1,085	9,138
Selling, general and administrative	177	5,261	529	5,967	802	5,138	471	6,411
Pre-tax stock-based compensation expense	$952	$15,012	$2,109	$18,073	$1,924	$14,318	$2,177	$18,419
Less: income tax effect				2,825				3,295
Net stock-based compensation expense				$15,248				$15,124

	Six Months Ended
	December 24, 2016				December 26, 2015
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$335	$3,339	$996	$4,670	$614	$3,958	$1,180	$5,752
Research and development	843	14,692	2,285	17,820	1,713	13,084	2,382	17,179
Selling, general and administrative	819	10,737	1,147	12,703	1,620	9,764	1,067	12,451
Pre-tax stock-based compensation expense	$1,997	$28,768	$4,428	$35,193	$3,947	$26,806	$4,629	$35,382
Less: income tax effect				5,892				6,057
Net stock-based compensation expense				$29,301				$29,325

The expenses included in the Condensed Consolidated Statements of Income related to RSUs include expenses related to MSUs of $0.9 million and $0.8 million for the three months ended December 24, 2016 and December 26, 2015, respectively and $1.5 million and $1.3 million for the six months ended December 24, 2016 and December 26, 2015, respectively.

Stock Options

There were no stock options granted in the three and six months ended December 24, 2016 and three and six months ended December 26, 2015.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 24, 2016 and their activity for the six months ended December 24, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2016	5,935,079	$25.11
Options Granted	—	—
Options Exercised	(1,197,562)	22.59
Options Cancelled	(299,582)	27.18
Balance at December 24, 2016	4,437,935	$25.65	2.7	$60,309,380
Exercisable, December 24, 2016	2,851,263	$24.15	2.2	$43,003,246
Vested and expected to vest, December 24, 2016	4,373,670	$25.61	2.7	$59,566,002

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on December 23, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 24, 2016.

As of December 24, 2016, there was $3.3 million of total unrecognized stock compensation cost related to 1.6 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.9 years.

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

The weighted-average fair value of RSUs and other awards granted was $37.27 and $36.14 per share for the three months ended December 24, 2016 and December 26, 2015, respectively and $36.09 and $28.70 per share for the six months ended December 24, 2016 and December 26, 2015, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of December 24, 2016 and their activity during the six months ended December 24, 2016:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2016	6,620,813
Restricted stock units and other awards granted	1,839,353
Restricted stock units and other awards released	(822,302)
Restricted stock units and other awards cancelled	(559,966)
Balance at December 24, 2016	7,077,898	2.9	$278,074,597
Outstanding and expected to vest, December 24, 2016	5,860,743	2.8	$229,916,941

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on December 23, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of December 24, 2016.

The Company withheld shares totaling $4.2 million and $9.4 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and six months ended December 24, 2016. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 24, 2016, there was $154.2 million of unrecognized compensation expense related to 7.1 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Market Stock Units

The Company granted MSUs to senior members of management in September 2014, 2015 and 2016. The grant of MSUs was in lieu of granting stock options. MSUs are valued based on the relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index XSD (the “SPDR S&P”). The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD index. Vesting for MSUs is contingent upon both service and market conditions, and has a four-year vesting cliff period.

There were no MSUs granted for the three months ended December 24, 2016 and December 26, 2015.

The weighted-average fair value of MSUs granted was $37.29 and $29.64 per share for the six months ended December 24, 2016 and December 26, 2015, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of December 24, 2016 and their activity during the six months ended December 24, 2016:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2016	673,532
Market stock units granted	308,432
Market stock units released	—
Market stock units cancelled	(112,292)
Balance at December 24, 2016	869,672	3.1	$34,117,233
Outstanding and expected to vest, December 24, 2016	690,735	3.1	$27,097,531

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on December 23, 2016, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of December 24, 2016.

As of December 24, 2016, there was $19.3 million of unrecognized compensation expense related to 0.9 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.5% - 0.7%	0.1% - 0.4%	0.5% - 0.7%	0.1% - 0.4%
Expected stock price volatility	22.1% - 30.4%	21.8% - 33.1%	22.1% - 30.4%	21.8% - 33.1%
Dividend yield	3.4% - 3.6%	3.3% - 3.6%	3.4% - 3.6%	3.3% - 3.6%

As of December 24, 2016 and December 26, 2015, there was $6.1 million and $7.5 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$130,477	$67,469	$268,091	$(4,674)

Denominator for basic earnings (loss) per share	283,294	285,526	283,464	285,057
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	4,812	4,995	4,900	—
Denominator for diluted earnings (loss) per share	288,106	290,521	288,364	285,057

Earnings (loss) per share
Basic	$0.46	$0.24	$0.95	$(0.02)
Diluted	$0.45	$0.23	$0.93	$(0.02)

The Company had a net loss for the six months ended December 26, 2015, accordingly all incremental shares totaling 5.6 million shares were determined to be anti-dilutive.

For the three months ended December 24, 2016 and December 26, 2015 and the six months ended December 24, 2016, no securities were determined to be anti-dilutive and therefore none were excluded from the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
	(in thousands)
United States	$63,385	$61,633	$133,536	$123,693
China	212,816	197,420	426,326	421,657
Rest of Asia	174,060	153,203	348,429	323,137
Europe	87,284	85,951	176,922	177,854
Rest of World	13,453	12,624	27,181	27,000
	$550,998	$510,831	$1,112,394	$1,073,341

Net long-lived assets by geographic region were as follows:

	December 24, 2016	June 25, 2016
	(in thousands)
United States	$408,037	$423,653
Philippines	138,703	141,569
Rest of World	113,920	127,329
	$660,660	$692,551

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the six months ended December 24, 2016 and December 26, 2015 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 25, 2016	$(6,280)	$(6,800)	$(1,136)	$(492)	$489	$(14,219)
Other comprehensive income (loss) before reclassifications	—	7,563	—	(2,115)	2,694	8,142
Amounts reclassified out of accumulated other comprehensive loss (income)	—	176	—	1,077	(4,451)	(3,198)
Tax effects	—	(2,833)	—	317	—	(2,516)
Other comprehensive income (loss)	—	4,906	—	(721)	(1,757)	2,428
December 24, 2016	$(6,280)	$(1,894)	$(1,136)	$(1,213)	$(1,268)	$(11,791)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 27, 2015	$(6,280)	$(10,004)	$(1,136)	$53	$133	$(17,234)
Other comprehensive income (loss) before reclassifications	—	—	—	(941)	(283)	(1,224)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	505	—	415	—	920
Tax effects	—	(161)	—	170	—	9
Other comprehensive income (loss)	—	344	—	(356)	(283)	(295)
December 26, 2015	$(6,280)	$(9,660)	$(1,136)	$(303)	$(150)	$(17,529)

NOTE 10: INCOME TAXES

In the three and six months ended December 24, 2016, the Company recorded an income tax provision of $18.0 million and $45.6 million, respectively, compared to $12.5 million and $2.4 million for the three and six months ended December 26, 2015, respectively. The Company’s effective tax rate for the three and six months ended December 24, 2016 was 12.1% and 14.5%, respectively, compared to 15.6% and (109.9)% for the three and six months ended December 26, 2015, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three and six months ended December 24, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and a $5.1 million discrete benefit for differences between our fiscal year 2016 tax returns and the tax provision originally recorded, partially offset by stock-based compensation for which no tax benefit is expected and $3.7 million and $6.7 million of discrete interest accruals for unrecognized tax benefits in the three and six months ended December 24, 2016, respectively.

The Company's effective tax rate for the three months ended December 26, 2015 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates and a $2.5 million discrete benefit for fiscal year 2015 research tax credits that were generated by the extension, retroactive to January 1, 2015, of the federal research tax credit by legislation that was signed into law on December 18, 2015, partially offset by stock-based compensation for which no tax benefit is expected.

The Company's effective tax rate for the six months ended December 26, 2015 was higher than the statutory rate primarily because of $3.8 million of discrete interest accruals for unrecognized tax benefits and a $1.0 million discrete charge for prior year unrecognized tax benefits, partially offset by a $2.5 million discrete benefit for fiscal year 2015 research tax credits that were generated by the extension, retroactive to January 1, 2015, of the federal research tax credit by legislation that was signed into law on December 18, 2015.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). The IRS has concluded its field examination of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011 (“Audit Years”) and issued a IRS Revenue Agent’s Report (“RAR”) in July 2016 that includes proposed adjustments for transfer pricing issues related to cost sharing and buy-in license payments for the use of intangible property by one of the Company’s international subsidiaries. The Company disagrees with the proposed transfer pricing adjustments and related penalties, and in September 2016, the Company filed a protest to challenge the proposed adjustments and requested a conference with the Appeals Office of the IRS. The Company believes that its reserves for unrecognized tax benefits are sufficient to cover any potential assessments that may result from the final resolution of these transfer pricing issues. In fiscal year 2017, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2012 through 2013, which is ongoing.

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

Product Warranty

The changes in the Company’s aggregate product warranty liabilities for the six months ended December 24, 2016 and December 26, 2015 were as follows:

	Six Months Ended
	December 24, 2016	December 26, 2015
Product warranty liability	(in thousands)
Beginning balance	8,606	$14,329
Accruals for warranties	1,307	2,247
Payments	(5,430)	(5,909)
Changes in estimate	922	873
Ending balance	$5,405	$11,540

Less: Current portion	5,405	7,240
Non-current portion	$—	$4,300

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

During the six months ended December 24, 2016, the Company repurchased approximately 3.1 million shares of its common stock for $118.9 million. As of December 24, 2016, the Company had remaining authorization of $210.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

No indicators or instances of impairment were identified in the six months ended December 24, 2016 or during the fiscal year ended June 25, 2016.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	December 24, 2016			June 25, 2016
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$451,885	$355,677	$96,208	$420,285	$331,321	$88,964
Customer relationships	115,634	96,475	19,159	115,634	92,744	22,890
Trade name	8,500	7,286	1,214	8,500	6,486	2,014
Patents	2,500	1,688	812	2,500	1,428	1,072
Total amortizable purchased intangible assets	578,519	461,126	117,393	546,919	431,979	114,940
IPR&D	—	—	—	31,600	—	31,600
Total purchased intangible assets	$578,519	$461,126	$117,393	$578,519	$431,979	$146,540

During the first quarter of fiscal year 2017, $31.6 million of IPR&D was completed and reclassified to amortizable Intellectual Property.

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
	(in thousands)
Cost of goods sold	$11,755	$14,734	$24,356	$31,372
Intangible asset amortization	2,348	3,538	4,791	7,129
Total intangible asset amortization expenses	$14,103	$18,272	$29,147	$38,501

The following table represents the estimated future amortization expense of intangible assets as of December 24, 2016:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2017	$26,526
2018	48,146
2019	19,861
2020	9,942
2021	8,154
2022	2,563
Thereafter	2,201
Total intangible assets	$117,393

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2017:

During the three and six months ended December 24, 2016, the Company recorded $0.4 million and $6.5 million, respectively, in impairment of long-lived assets in the Company’s Condensed Consolidated Statements of Income.

The impairment was primarily associated with certain investments in privately held companies. The Company reached its conclusion regarding the asset impairment after the determination was made that due to factors during the six months ended December 24, 2016, the financial condition of the privately held companies indicated an other than temporary impairment.

During the second quarter of fiscal year 2016, the Company classified the micro-electromechanical systems (MEMS) business line, including associated tangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of the product lines' associated assets approximated or was less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of quoted market prices of similar equipment and offers received. During the first quarter of fiscal year 2017, the Company completed the sale of this business line for approximately $42.2 million, resulting in a gain of $26.6 million, included in Other operating income (expenses), net, in the Condensed Consolidated Statements of Income.

Fiscal year 2016:

During the fiscal year ended June 25, 2016, the Company recorded $160.6 million in impairment of long-lived assets in the Company's Consolidated Statements of Income.

During the first quarter of fiscal year 2016, the Company recorded a $157.7 million impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas which was classified as held for sale and written down to fair value, less cost to sell. The Company reached its conclusion regarding the asset impairment after conducting an evaluation of assets' fair values. The fair value of the land, buildings and equipment was determined after consideration of expected discounted future cash flows attributable to the assets and outside appraisals. The Company signed an agreement with TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. ("TowerJazz"), for the sale of the semiconductor wafer fabrication facility in San Antonio, Texas on November 18, 2015. During the third quarter of fiscal year 2016, the Company completed the sale of this facility for approximately $30.0 million in common shares of TowerJazz, resulting in a loss of $1.6 million included in Other operating income (expenses), net in the Condensed Consolidated Statements of Income. In addition, approximately $10.0 million in common shares of TowerJazz were received for the sale of the inventory on hand associated with this facility.

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

During the second quarter of fiscal year 2016, the Company classified the energy metering business, including associated tangible and intangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of the product lines' associated assets approximated or was less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of offers received. During the third quarter of fiscal year 2016, the Company completed the sale of this product line for approximately $105.0 million, resulting in a gain of $58.9 million included in Other operating income (expenses), net in the Condensed Consolidated Statements of Income.

NOTE 15: RESTRUCTURING ACTIVITIES

Fiscal year 2017:

During the three and six months ended December 24, 2016, the Company recorded $0.9 million and $10.8 million, respectively, in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with continued reorganization of certain business units and functions and the planned closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

As the Company plans to close its Dallas, Texas campus, including its WLP manufacturing facility in fiscal year 2017, the Company recorded accelerated depreciation charges of $1.6 million and $3.1 million during the three and six months ended December 24, 2016, respectively.

As of December 24, 2016, the Company expects to incur future restructuring costs of $1.2 million related to these restructuring plans.

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

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the six months ended December 24, 2016:

	Balance, June 25, 2016	Six Months Ended December 24, 2016			Balance, December 24, 2016
		Charges	Cash Payments	Change in Estimates
	(in thousands)
Severance - All plans (1)	$7,578	$11,276	$(11,928)	$(447)	$6,479

(1)	Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.

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

	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
	(in thousands, except per share data)
Operating income (loss), as reported	$149,074	$89,533	$321,147	$13,768
Operating income (loss), excluding accelerated depreciation expense	150,635	91,565	324,268	59,432
Effect of change in estimate	$(1,561)	$(2,032)	$(3,121)	$(45,664)

Net income (loss), as reported	$130,477	$67,469	$268,091	$(4,674)
Net income (loss), excluding accelerated depreciation expense	131,849	73,119	270,929	37,705
Effect of change in estimate	$(1,372)	$(5,650)	$(2,838)	$(42,379)

Basic earnings (loss) per share, as reported	$0.46	$0.24	$0.95	$(0.02)
Diluted earnings (loss) per share, as reported	$0.45	$0.23	$0.93	$(0.02)

Basic earnings (loss) per share, excluding accelerated depreciation expense	$0.47	$0.26	$0.96	$0.13
Diluted earnings (loss) per share, excluding accelerated depreciation expense	$0.46	$0.25	$0.94	$0.13

Effect of change in estimate - basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.15)
Effect of change in estimate - diluted earnings (loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.15)

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

During fiscal year 2015, we commenced activities to close down the operations in our Hillsboro, Oregon testing site and consolidate such operations with our facility in Beaverton, Oregon, which were completed in the second quarter of fiscal year 2017.

Also, we announced in July 2015 that we intended to close our wafer level packaging ("WLP") manufacturing facility in Dallas, Texas in fiscal year 2017. On April 7, 2016, we entered into an agreement for the sale of its Dallas, Texas campus, including our WLP manufacturing facility, for approximately $34.5 million. We completed the sale of our Dallas, Texas campus, including our WLP manufacturing facility in Dallas, Texas in the fourth quarter of fiscal year 2016. In connection with this sale agreement, we entered into a lease and facility sharing agreement to lease back portions of the Dallas, Texas campus. We intend to complete the transition of design, administration and manufacturing activities during fiscal year 2017 and discontinue our operations in the WLP manufacturing facility in Dallas, Texas by the fourth quarter of fiscal year 2017.

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

There have been no material changes during the six months ended December 24, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.3%	42.8%	38.3%	46.1%
Gross margin	61.7%	57.2%	61.7%	53.9%
Operating expenses:
Research and development	20.7%	22.1%	20.4%	21.8%
Selling, general and administrative	13.0%	14.4%	12.8%	13.6%
Intangible asset amortization	0.4%	0.7%	0.4%	0.7%
Impairment of long-lived assets	0.1%	0.4%	0.6%	14.9%
Severance and restructuring expenses	0.2%	2.1%	1.0%	1.7%
Other operating expenses (income), net	0.3%	—%	(2.4)%	—%
Total operating expenses	34.7%	39.7%	32.8%	52.7%
Operating income	27.0%	17.5%	28.9%	1.2%
Interest and other income (expense), net	(0.1)%	(1.9)%	(0.7)%	(1.5)%
Income before provision for income taxes	26.9%	15.6%	28.2%	(0.3)%
Income tax provision (benefit)	3.3%	2.4%	4.1%	0.2%
Net income (loss)	23.6%	13.2%	24.1%	(0.5)%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
Cost of goods sold	0.4%	0.6%	0.4%	0.5%
Research and development	1.8%	1.8%	1.6%	1.6%
Selling, general and administrative	1.1%	1.3%	1.1%	1.2%
	3.3%	3.7%	3.1%	3.3%

Net Revenues

Net revenues were $551.0 million and $510.8 million for the three months ended December 24, 2016 and December 26, 2015, respectively. This increase was primarily driven by an 18.1% growth in automotive products and a 16.3% growth in consumer products.

Net revenues were $1,112.4 million and $1,073.3 million for the six months ended December 24, 2016 and December 26, 2015, respectively. This increase was primarily driven by a 29.7% growth in automotive products and a 10.2% growth in consumer products. This increase was offset by a decrease in industrial due to the divestiture of our energy metering business.

During the three months ended December 24, 2016 and December 26, 2015, approximately 88% and 88% of net revenues, respectively, were derived from customers outside of the United States. While more than 98% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and six months ended December 24, 2016 and December 26, 2015 was immaterial.

Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 14%, 15% and 20% of net revenues in fiscal years 2016, 2015 and 2014, respectively. We expect sales to Samsung to account for smaller percentage of net revenues, but remain at or above 10% of our fiscal 2017 net revenues.

Gross Margin

Our gross margin percentages were 61.7% and 57.2% for the three months ended December 24, 2016 and December 26, 2015, respectively. Our gross margin increased by 4.5%, primarily due to realization of benefits from our manufacturing transformation and increased utilization of our factory network.

Our gross margin percentages were 61.7% and 53.9% for the six months ended December 24, 2016 and December 26, 2015, respectively. Our gross margin increased by 7.8%, primarily driven by higher accelerated depreciation in fiscal year 2016 relating to the San Jose wafer fabrication facility shutdown (4.0% improvement to margin). The remaining increase to gross margin was driven by improved factory utilization and cost reduction initiatives.

The below table presents the impact of accelerated depreciation expense on gross margin for all periods presented.

	Three Months Ended		Six Months Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
	(in thousands)		(in thousands)
Gross margin, as reported	$340,178	$292,169	$685,910	$578,520
Accelerated depreciation expense	1,178	2,032	2,356	45,664
Gross margin, without accelerated depreciation expense	$341,356	$294,201	$688,266	$624,184

Gross margin %, as reported	61.7%	57.2%	61.7%	53.9%
Gross margin %, without accelerated depreciation expense	62.0%	57.6%	61.9%	58.2%
Impact percentage	(0.3)%	(0.4)%	(0.2)%	(4.3)%

Research and Development

Research and development expenses were $114.1 million and $113.1 million for the three months ended December 24, 2016 and December 26, 2015, respectively, which represented 20.7% and 22.1% of net revenues for each respective period. The decrease as a percentage of net revenues was primarily due to higher revenue and spending control efforts.

Research and development expenses were $226.8 million and $234.5 million for the six months ended December 24, 2016 and December 26, 2015, respectively, which represented 20.4% and 21.8% of net revenues for each respective period. The $7.7 million decrease was primarily due to spending control efforts.

Selling, General and Administrative

Selling, general and administrative expenses were $71.5 million and $73.6 million for the three months ended December 24, 2016 and December 26, 2015, respectively, which represented 13.0% and 14.4% of net revenues for each respective period. The $2.1 million decrease was primarily due to spending control efforts.

Selling, general and administrative expenses were $142.4 million and $145.6 million for the six months ended December 24, 2016 and December 26, 2015, respectively, which represented 12.8% and 13.6% of net revenues for each respective period. The $3.2 million decrease was primarily due to spending control efforts.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $0.4 million and $2.0 million for the three months ended December 24, 2016 and December 26, 2015, respectively, which represented 0.1% and 0.4% of net revenues for each respective period. These amounts represent the normal evaluation of the recoverability of carrying amounts of assets and related write down to estimated fair value.

Impairment of long-lived assets were $6.5 million and $159.6 million for the six months ended December 24, 2016 and December 26, 2015, respectively, which represented 0.6% and 14.9% of net revenues for each respective period. The $153.1 million decrease was primarily due to classification of our wafer manufacturing facility in San Antonio, Texas as held for sale in the first quarter of fiscal year 2016 and therefore written down to fair value, less cost to sell.

Severance and Restructuring Expenses

Severance and restructuring expenses were $0.9 million and $10.7 million for the three months ended December 24, 2016 and December 26, 2015, respectively, which represented 0.2% and 2.1% of net revenues for each respective period. The $9.8 million decrease was primarily due to the timing of reorganization of certain business units and functions and the planned closure of the Dallas wafer level packaging manufacturing facilities.

Severance and restructuring expenses were $10.8 million and $17.8 million for the six months ended December 24, 2016 and December 26, 2015, respectively, which represented 1.0% and 1.7% of net revenues for each respective period. The $7.0 million decrease was primarily due to the timing of reorganization of certain business units and functions and the planned closure of the Dallas wafer level packaging manufacturing facilities.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $1.9 million and $(0.2) million during the three months ended December 24, 2016 and December 26, 2015, respectively, which represented 0.3% and less than 0.1% of net revenues for each respective period. This net increase in other operating expense of $2.1 million was primarily due to a $3.8 million gain on the asset sale of our San Jose wafer fabrication facility during the three months ended December 26, 2015.

Other operating expenses (income), net were $(26.6) million and $0.1 million during the six months ended December 24, 2016 and December 26, 2015, respectively, which represented (2.4)% and less than 0.1% of net revenues for each respective period. This net increase in other operating income of $26.5 million was primarily driven by the $26.6 million gain on the sale of micro-electromechanical systems (MEMS) business line during the first quarter of fiscal 2017.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(0.6) million and $(9.6) million for the three months ended December 24, 2016 and December 26, 2015, respectively, which represented 0.1% and 1.9% of net revenues for each respective period. The change in interest and other expense of $9.0 million was primarily driven by the realized gain of $5.0 million on available-for-sale securities as well as the impact from foreign currency exchange rates movements during the three months ended December 24, 2016.

Interest and other income (expense), net were $(7.5) million and $(16.0) million for the six months ended December 24, 2016 and December 26, 2015, respectively, which represented 0.7% and 1.5% of net revenues for each respective period. The change in interest and other expense of $8.5 million was primarily driven by the realized gain of $5.0 million on available-for-sale securities as well as impact from foreign currency exchange rates movements during the six months ended December 24, 2016.

Provision for Income Taxes

In the three and six months ended December 24, 2016, we recorded an income tax provision of $18.0 million and $45.6 million, respectively, compared to $12.5 million and $2.4 million for the three and six months ended December 26, 2015, respectively. Our effective tax rate for the three and six months ended December 24, 2016 was 12.1% and 14.5%, respectively, compared to 15.6% and (109.9)% for the three and six months ended December 26, 2015, respectively.

Our federal statutory tax rate is 35%. Our effective tax rate for the three and six months ended December 24, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates and a $5.1 million discrete benefit for differences between our fiscal year 2016 tax returns and the tax provision originally recorded, partially offset by stock-based compensation for which no tax benefit is expected and $3.7 million and $6.7 million of discrete interest accruals for unrecognized tax benefits in the three and six months ended December 24, 2016, respectively.

Our effective tax rate for the three months ended December 26, 2015 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates and a $2.5 million discrete benefit for fiscal year 2015 research tax credits that were generated by the extension, retroactive to January 1, 2015, of the federal research tax credit by legislation that was signed into law on December 18, 2015, partially offset by stock-based compensation for which no tax benefit is expected.

Our effective tax rate for the six months ended December 26, 2015 was higher than the statutory rate primarily because of $3.8 million of discrete interest accruals for unrecognized tax benefits and a $1.0 million discrete charge for prior year unrecognized tax benefits, partially offset by a $2.5 million discrete benefit for fiscal year 2015 research tax credits that were generated by the extension, retroactive to January 1, 2015, of the federal research tax credit by legislation that was signed into law on December 18, 2015.

BACKLOG

At December 24, 2016, our current quarter backlog was approximately $388.1 million. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be cancelled in most cases without penalty to customers. In addition, backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Six Months Ended
	December 24, 2016	December 26, 2015
	(in thousands)
Net cash provided by (used in) operating activities	$316,032	$299,828
Net cash provided by (used in) investing activities	(212,972)	(33,751)
Net cash provided by (used in) financing activities	(520,854)	(168,524)
Net increase (decrease) in cash and cash equivalents	$(417,794)	$97,553
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $316.0 million in the six months ended December 24, 2016, an increase of $16.2 million compared with the six months ended December 26, 2015. This increase was primarily driven by increases in net income as well as changes in our deferred tax balances of $41.7 million. This increase was partially offset by reductions in non-cash adjustments to net income of depreciation and amortization of $65.5 million resulting from higher accelerated depreciation in the six months ended December 26, 2015, relating primarily to the San Jose wafer fabrication facility shut down which began in the second quarter of 2015 and was completed in the second quarter of fiscal year 2016.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities was $(213.0) million in the six months ended December 24, 2016, an increase of $179.2 million compared with the six months ended December 26, 2015. The increase was due primarily to an increase in purchases of U.S. treasury securities of $250.8 million. This increase was partially offset by $42.2 million in proceeds from the sale of our micro-electromechanical systems (MEMS) business, $51.0 million of proceeds from the sale of available-for-sale securities related to the sale of our wafer manufacturing facility in San Antonio, Texas, and $25.0 million of proceeds from the maturity of U.S. treasury securities.

Financing activities

Financing cash flows consist primarily of debt issuance and repayments, repurchases of common stock and payment of dividends to stockholders.

Cash used in financing activities was $(520.9) million in the six months ended December 24, 2016, an increase of $352.3 million compared to the six months ended December 26, 2015. The increase was due primarily to the repayment of our $250.0 million credit agreement, $56.1 million in additional repurchases of our common stock, $30.4 million less proceeds received from employee stock option exercises, and $16.1 million in additional dividends paid.

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

The estimated fair value of outstanding debt is at $1,000 million and $1,027 million as of December 24, 2016 and June 25, 2016, respectively.
Short Term Credit Agreement

On June 23, 2016, Maxim Holding Company Ltd., a wholly-owned foreign subsidiary of the Company, entered into a short-term credit agreement in an amount equal to $250 million with a maturity date of June 22, 2017. On December 21, 2016, the $250 million aggregate principal amount of the loan was repaid.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with existing and available borrowing resources if needed, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments, common stock repurchases, debt repayments and acquisitions for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of December 24, 2016, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three and six months ended December 24, 2016 and December 26, 2015 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 24, 2016. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of December 24, 2016. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 24, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Part I, Item 1, Note 11 “Commitments and Contingencies - Legal Proceedings” to the Condensed Consolidated Financial Statements is incorporated herein by reference.

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

The following table summarizes the activity related to stock repurchases for the three months ended December 24, 2016:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Sep. 25, 2016 - Oct. 22, 2016	388	$39.03	388	$256,841
Oct. 22, 2016 - Nov. 19, 2016	481	39.41	481	237,878
Nov. 20, 2016 - Dec. 24, 2016	691	39.25	691	210,751
Total for the quarter	1,560	$39.24	1,560	210,751

In the fiscal quarter ended December 24, 2016, the Company repurchased approximately 1.6 million shares of its common stock for approximately $61.2 million. As of December 24, 2016, the Company had remaining authorization of $210.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 24, 2016, (ii) Condensed Consolidated Balance Sheets at December 24, 2016 and June 25, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 24, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 24, 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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

January 27, 2017	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Senior Vice President, Chief Financial Officer and Chief Accounting Officer