Form 10-Q
period 2017-03-25
MAXIM INTEGRATED PRODUCTS INC
filed 2017-04-21
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2017
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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES [ ] NO [x]

As of April 17, 2017, there were 282,544,692 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 25, 2017	June 25, 2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,656,727	$2,105,229
Short-term investments	499,154	125,439
Total cash, cash equivalents and short-term investments	2,155,881	2,230,668
Accounts receivable, net of allowances of $30,235 at Q3'17 and $32,108 at Q4'16	257,592	256,531
Inventories	241,439	227,929
Other current assets	60,195	91,920
Total current assets	2,715,107	2,807,048
Property, plant and equipment, net	636,835	692,551
Intangible assets, net	103,981	146,540
Goodwill	491,015	490,648
Other assets	69,689	84,100
Assets held for sale	1,156	13,729
TOTAL ASSETS	$4,017,783	$4,234,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,938	$82,535
Income taxes payable	4,538	21,153
Accrued salary and related expenses	135,702	166,698
Accrued expenses	35,208	50,521
Deferred margin on shipments to distributors	35,724	38,779
Current portion of debt	—	249,717
Total current liabilities	294,110	609,403
Long-term debt	991,877	990,090
Income taxes payable	534,028	480,645
Other liabilities	37,459	46,664
Total liabilities	1,857,474	2,126,802

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	284	284
Retained earnings	2,169,760	2,121,749
Accumulated other comprehensive loss	(9,735)	(14,219)
Total stockholders’ equity	2,160,309	2,107,814
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,017,783	$4,234,616

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
	(in thousands, except per share data)

Net revenues	$581,216	$555,252	$1,693,610	$1,628,593
Cost of goods sold	214,312	236,411	640,796	731,232
Gross margin	366,904	318,841	1,052,814	897,361
Operating expenses:
Research and development	113,163	119,178	339,966	353,670
Selling, general and administrative	73,987	71,778	216,382	217,416
Intangible asset amortization	2,348	2,538	7,139	9,667
Impairment of long-lived assets	1,000	506	7,517	160,153
Severance and restructuring expenses	450	2,552	11,279	20,330
Other operating expenses (income), net	1,704	(55,419)	(24,868)	(55,351)
Total operating expenses	192,652	141,133	557,415	705,885
Operating income (loss)	174,252	177,708	495,399	191,476
Interest and other income (expense), net	(3,884)	(6,373)	(11,390)	(22,368)
Income (loss) before provision for income taxes	170,368	171,335	484,009	169,108
Income tax provision (benefit)	30,155	31,525	75,705	33,972
Net income (loss)	$140,213	$139,810	$408,304	$135,136

Earnings (loss) per share:
Basic	$0.50	$0.49	$1.44	$0.47
Diluted	$0.49	$0.48	$1.42	$0.47

Shares used in the calculation of earnings (loss) per share:
Basic	282,903	285,854	283,348	285,323
Diluted	287,882	289,783	288,209	289,648

Dividends declared and paid per share	$0.33	$0.30	$0.99	$0.90

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
	(in thousands)
Net income (loss)	$140,213	$139,810	$408,304	$135,136
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0	349	265	(1,408)	(18)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(590), $(246), $(273) and $(76), respectively	1,648	808	927	452
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(28), $(81), $(2,861) and $(242), respectively	59	172	4,965	516
Other comprehensive income (loss), net	2,056	1,245	4,484	950
Total comprehensive income (loss)	$142,269	$141,055	$412,788	$136,086

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 25, 2017	March 26, 2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$408,304	$135,136
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	53,493	53,257
Depreciation and amortization	126,098	198,223
Deferred taxes	(9,592)	(34,628)
Loss (gain) from sale of property, plant and equipment	9,359	(2,765)
Loss (gain) on sale of business	(26,620)	(58,944)
Tax benefit related to stock-based compensation	—	3,718
Impairment of long-lived assets	797	160,153
Impairment of investments in privately-held companies	6,720	—
Excess tax benefit from stock-based compensation	—	(7,660)
Changes in assets and liabilities:
Accounts receivable	(1,061)	342
Inventories	(15,500)	36,429
Other current assets	(2,820)	(5,069)
Accounts payable	(970)	(8,752)
Income taxes payable	38,179	36,849
Deferred margin on shipments to distributors	(3,055)	4,130
Accrued salary and related expenses	(30,996)	(30,074)
All other accrued liabilities	(15,607)	(12,531)
Net cash provided by (used in) operating activities	536,729	467,814
Cash flows from investing activities:
Purchase of property, plant and equipment	(38,371)	(46,881)
Proceeds from sale of property, plant and equipment	3,216	50,451
Proceeds from sale of available-for-sale securities	50,994	—
Proceeds from maturity of available-for-sale securities	25,000	—
Proceeds from sale of business	42,199	105,000
Purchases of available-for-sale securities	(400,244)	(74,948)
Purchases of privately-held companies' securities	(2,825)	(8,929)
Other investing activities	—	2,380
Net cash provided by (used in) investing activities	(320,031)	27,073
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	7,660
Repayment of notes payable	(250,000)	—
Net issuance of restricted stock units	(17,713)	(21,397)
Proceeds from stock options exercised	44,568	67,336
Issuance of common stock under employee stock purchase program	14,464	14,350
Repurchase of common stock	(175,943)	(146,648)
Dividends paid	(280,576)	(256,813)
Net cash provided by (used in) financing activities	(665,200)	(335,512)
Net increase (decrease) in cash and cash equivalents	(448,502)	159,375
Cash and cash equivalents:
Beginning of period	2,105,229	1,550,965
End of period	$1,656,727	$1,710,340
See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended
	March 25, 2017	March 26, 2016
	(in thousands)

Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$57,952	$26,927
Cash paid for interest	$23,125	$23,131

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$12,542	$8,047
Common stock valued at $40.0 million received as consideration in sale of inventory, property, plant and equipment for the Company's wafer manufacturing facility in San Antonio, Texas; this common stock was sold during the six months ended December 25, 2016	$—	$40,000

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 25, 2017 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of consolidated financial assets and liabilities. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The application of this ASU will be by means of a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) will be applied prospectively to equity investments that exist as of the date of adoption. The Company is evaluating the effects of the adoption of this ASU on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under this guidance, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective beginning in the first quarter of fiscal year 2021 on a prospective basis, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The standard is to be applied on a prospective basis. The Company does not anticipate a material impact to the consolidated financial statements once implemented.

In February 2017, the FASB issued ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. This update provides guidance for reporting by an employee benefit plan for its interest in a master trust. The guidance is effective beginning in the first quarter of fiscal year 2021 on a retrospective basis, with early application permitted as of the beginning of the first quarter of fiscal year 2020. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The new standard is effective beginning in the third quarter of fiscal year 2018. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	March 25, 2017	June 25, 2016
Inventories:	(in thousands)
Raw materials	$10,762	$6,505
Work-in-process	149,007	148,762
Finished goods	81,670	72,662
	$241,439	$227,929

Property, plant and equipment, net consists of:

	March 25, 2017	June 25, 2016
Property, plant and equipment, net:	(in thousands)
Land	$18,952	$18,952
Buildings and building improvements	254,650	240,507
Machinery and equipment	1,349,101	1,370,322
	1,622,703	1,629,781
Less: accumulated depreciation	(985,868)	(937,230)
	$636,835	$692,551

Accrued salary and related expenses consist of:

	March 25, 2017	June 25, 2016
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$28,527	$30,753
Accrued bonus	63,077	90,638
Accrued severance and post-employment benefits	10,697	14,230
Accrued salaries	7,924	14,320
Other	25,477	16,757
	$135,702	$166,698

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not hold any Level 3 assets or liabilities as of March 25, 2017 and June 25, 2016.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 25, 2017				As of June 25, 2016
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$1,133,416	$—	$—	$1,133,416	$1,658,321	$—	$—	$1,658,321
U.S. treasury bills (2)	—	499,154	—	499,154	—	125,439	—	125,439
Foreign currency forward contracts (3)	—	742	—	742	—	695	—	695
Investment in common stock (3)	—	—	—	—	—	40,000	—	40,000
Total Assets	$1,133,416	$499,896	$—	$1,633,312	$1,658,321	$166,134	$—	$1,824,455

Liabilities
Foreign currency forward contracts (4)	$—	$115	$—	$115	$—	$1,327	$—	$1,327
Total Liabilities	$—	$115	$—	$115	$—	$1,327	$—	$1,327

(1) Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Condensed Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

During the nine months ended March 25, 2017 and the year ended June 25, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 25, 2017 and June 25, 2016 other than impairments of Long-Lived assets. For details, please refer to Note 14: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 25, 2017				June 25, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. Treasury bills	$500,073	$—	$919	$499,154	$124,950	$489	$—	$125,439
Total available-for-sale investments	$500,073	$—	$919	$499,154	$124,950	$489	$—	$125,439

In the three and nine months ended March 25, 2017 and the year ended June 25, 2016, the Company did not recognize any impairment charges on short-term investments. The U.S. Treasury bills have maturity dates between December 15, 2017 and June 15, 2019.

Securities received as consideration for sale of assets

During the third quarter of fiscal 2016, the Company received approximately $40.0 million in common shares of Tower Semiconductor Ltd. as consideration for the sale of the Company's semiconductor wafer manufacturing facility in San Antonio, Texas. During the six months ended December 24, 2016, the Company sold all of these common shares for gross proceeds of approximately $51.0 million and recorded a realized gain of $5.0 million. The Company was required to return to Tower Semiconductor the first $6.0 million in gain realized upon the sale of such shares. As of March 25, 2017, the Company has paid Tower Semiconductor $4.0 million and will pay the remaining $2.0 million during the fourth quarter of fiscal 2017.

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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments. As of March 25, 2017 and June 25, 2016, the notional amounts of the forward contracts the Company held to purchase international currencies were $41.1 million and $68.0 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $1.4 million and $2.6 million, respectively.

Derivatives not designated as hedging instruments

As of March 25, 2017 and June 25, 2016, the notional amounts of the forward contracts the Company held to purchase international currencies were $19.8 million and $25.4 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $16.9 million and $24.6 million, respectively. The fair values of our outstanding foreign currency forward contracts and related gain (loss) included in the Condensed Consolidated Statements of Income were not material for the three and nine months ended March 25, 2017 and the year ended June 25, 2016.

Long-term debt

The following table summarizes the Company’s long-term debt:

	March 25, 2017	June 25, 2016
	(in thousands)
2.5% fixed rate notes due November 2018	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Short-term credit agreement	—	250,000
Total	1,000,000	1,250,000
Less: Current portion	—	(249,717)
Less: Reduction for unamortized discount and debt issuance costs	(8,123)	(10,193)
Total long-term debt	$991,877	$990,090

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $7.9 million and $7.8 million during the three months ended March 25, 2017 and March 26, 2016, respectively. Amortized discount and expenses, as well as interest expense associated with the notes was $26.3 million and $23.5 million during the nine months ended March 25, 2017 and March 26, 2016, respectively.

The estimated fair value of the Company’s long-term debt was approximately $1,000 million as of March 25, 2017. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $8.1 million and $8.2 million during the three months ended March 25, 2017, and March 26, 2016, respectively. The Company recorded interest expense of $26.8 million and $24.5 million during the nine months ended March 25, 2017, and March 26, 2016, respectively.

Credit Facility
Revolving credit facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of March 25, 2017, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

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

NOTE 6: STOCK-BASED COMPENSATION

At March 25, 2017, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and performance shares, including market stock units (“MSUs”), to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 25, 2017 and March 26, 2016, respectively:

	Three Months Ended
	March 25, 2017				March 26, 2016
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$105	$1,660	$494	$2,259	$120	$1,182	$629	$1,931
Research and development	462	7,602	1,251	9,315	895	7,587	1,522	10,004
Selling, general and administrative	296	5,820	609	6,725	795	4,507	638	5,940
Pre-tax stock-based compensation expense	$863	$15,082	$2,354	$18,299	$1,810	$13,276	$2,789	$17,875
Less: income tax effect				2,659				1,989
Net stock-based compensation expense				$15,640				$15,886

	Nine Months Ended
	March 25, 2017				March 26, 2016
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$440	$5,000	$1,491	$6,931	$735	$5,140	$1,808	$7,683
Research and development	1,305	22,293	3,536	27,134	2,608	20,671	3,904	27,183
Selling, general and administrative	1,115	16,557	1,756	19,428	2,415	14,271	1,705	18,391
Pre-tax stock-based compensation expense	$2,860	$43,850	$6,783	$53,493	$5,758	$40,082	$7,417	$53,257
Less: income tax effect				8,551				8,046
Net stock-based compensation expense				$44,942				$45,211

The expenses included in the Condensed Consolidated Statements of Income related to RSUs include expenses related to MSUs of $1.1 million and $0.7 million for the three months ended March 25, 2017 and March 26, 2016, respectively and $2.5 million and $2.0 million for the nine months ended March 25, 2017 and March 26, 2016, respectively.

Stock Options

There were no stock options granted in the three and nine months ended March 25, 2017 and three and nine months ended March 26, 2016.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 25, 2017 and their activity for the nine months ended March 25, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2016	5,935,079	$25.11
Options Granted	—	—
Options Exercised	(1,970,705)	22.61
Options Cancelled	(351,285)	25.50
Balance at March 25, 2017	3,613,089	$26.26	2.6	$69,109,520
Exercisable, March 25, 2017	2,473,039	$25.27	2.3	$49,684,566
Vested and expected to vest, March 25, 2017	3,576,218	$26.23	2.6	$68,414,258

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on March 24, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 25, 2017.

As of March 25, 2017, there was $2.2 million of total unrecognized stock compensation cost related to 1.1 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.7 years.

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

The weighted-average fair value of RSUs and other awards granted was $42.30 and $33.15 per share for the three months ended March 25, 2017 and March 26, 2016, respectively and $37.02 and $29.25 per share for the nine months ended March 25, 2017 and March 26, 2016, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of March 25, 2017 and their activity during the nine months ended March 25, 2017:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2016	6,620,813
Restricted stock units and other awards granted	2,132,967
Restricted stock units and other awards released	(1,380,533)
Restricted stock units and other awards cancelled	(743,139)
Balance at March 25, 2017	6,630,108	2.8	$297,872,452
Outstanding and expected to vest, March 25, 2017	5,421,956	2.7	$245,939,941

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on March 24, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 25, 2017.

The Company withheld shares totaling $8.3 million and $17.7 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and nine months ended March 25, 2017. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 25, 2017, there was $147.8 million of unrecognized compensation expense related to 6.6 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.

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

There were no MSUs granted for the three months ended March 25, 2017 and March 26, 2016.

The weighted-average fair value of MSUs granted was $37.29 and $29.64 per share for the nine months ended March 25, 2017 and March 26, 2016, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of March 25, 2017 and their activity during the nine months ended March 25, 2017:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 25, 2016	673,532
Market stock units granted	308,432
Market stock units released	—
Market stock units cancelled	(128,520)
Balance at March 25, 2017	853,444	2.9	$38,712,220
Outstanding and expected to vest, March 25, 2017	677,094	2.8	$30,712,962

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on March 24, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of March 25, 2017.

As of March 25, 2017, there was $17.8 million of unrecognized compensation expense related to 0.9 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
Expected holding period (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.5%	0.2% - 0.4%	0.5% - 0.7%	0.1% - 0.4%
Expected stock price volatility	27.2% - 28.2%	24.2% - 33.1%	22.1% - 30.4%	21.8% - 33.1%
Dividend yield	3.5% - 3.6%	3.3% - 3.6%	3.4% - 3.6%	3.3% - 3.6%

As of March 25, 2017 and March 26, 2016, there was $3.6 million and $4.7 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$140,213	$139,810	$408,304	$135,136

Denominator for basic earnings (loss) per share	282,903	285,854	283,348	285,323
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	4,979	3,929	4,861	4,325
Denominator for diluted earnings (loss) per share	287,882	289,783	288,209	289,648

Earnings (loss) per share
Basic	$0.50	$0.49	$1.44	$0.47
Diluted	$0.49	$0.48	$1.42	$0.47

For the three months ended March 25, 2017 and March 26, 2016 and the nine months ended March 25, 2017 and March 26, 2016, no securities were determined to be anti-dilutive and therefore none were excluded from the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
	(in thousands)
United States	$65,698	$59,749	$199,234	$183,442
China	209,437	204,840	635,763	626,497
Rest of Asia	186,468	171,607	534,896	494,744
Europe	105,126	104,218	282,048	282,072
Rest of World	14,487	14,838	41,669	41,838
	$581,216	$555,252	$1,693,610	$1,628,593

Net long-lived assets by geographic region were as follows:

	March 25, 2017	June 25, 2016
	(in thousands)
United States	$392,869	$423,653
Philippines	133,309	141,569
Rest of World	110,657	127,329
	$636,835	$692,551

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the nine months ended March 25, 2017 and March 26, 2016 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 25, 2016	$(6,280)	$(6,800)	$(1,136)	$(492)	$489	$(14,219)
Other comprehensive income (loss) before reclassifications	—	7,563	—	(1,266)	3,043	9,340
Amounts reclassified out of accumulated other comprehensive loss (income)	—	263	—	2,466	(4,451)	(1,722)
Tax effects	—	(2,861)	—	(273)	—	(3,134)
Other comprehensive income (loss)	—	4,965	—	927	(1,408)	4,484
March 25, 2017	$(6,280)	$(1,835)	$(1,136)	$435	$(919)	$(9,735)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 27, 2015	$(6,280)	$(10,004)	$(1,136)	$53	$133	$(17,234)
Other comprehensive income (loss) before reclassifications	—	—	—	(392)	(18)	(410)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	758	—	920	—	1,678
Tax effects	—	(242)	—	(76)	—	(318)
Other comprehensive income (loss)	—	516	—	452	(18)	950
March 26, 2016	$(6,280)	$(9,488)	$(1,136)	$505	$115	$(16,284)

NOTE 10: INCOME TAXES

In the three and nine months ended March 25, 2017, the Company recorded an income tax provision of $30.2 million and $75.7 million, respectively, compared to $31.5 million and $34.0 million for the three and nine months ended March 26, 2016, respectively. The Company’s effective tax rate for the three and nine months ended March 25, 2017 was 17.7% and 15.6%, respectively, compared to 18.4% and 20.1% for the three and nine months ended March 26, 2016, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three and nine months ended March 25, 2017 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and a $4.3 million and $9.5 million of discrete excess tax benefits generated by the settlement of share-based awards in the three and nine months ended March 25, 2017, respectively, partially offset by stock-based compensation for which no tax benefit is expected and $3.6 million and $10.4 million of discrete interest accruals for unrecognized tax benefits in the three and nine months ended March 25, 2017, respectively.

The Company's effective tax rate for the three months ended March 26, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

The Company's effective tax rate for the nine months ended March 26, 2016 was lower than the statutory tax rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected, $5.8 million of discrete interest accruals for unrecognized tax benefits and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). The IRS has concluded its field examination of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011 and issued a IRS Revenue Agent's Report in July 2016 that includes proposed adjustments for transfer pricing issues related to cost sharing and buy-in license payments for the use of intangible property by one of the Company’s international subsidiaries. The Company disagrees with the proposed transfer pricing adjustments and related penalties, and in September 2016, the Company filed a protest to challenge the proposed adjustments and request a conference with the Appeals Office of the IRS. The Company believes that its reserves for unrecognized tax benefits are sufficient to cover any potential assessments that may result from the final resolution of these transfer pricing issues. In fiscal year 2017, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2012 through 2014, which is ongoing.

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

Product Warranty

The changes in the Company’s aggregate product warranty liabilities for the nine months ended March 25, 2017 and March 26, 2016 were as follows:

	Nine Months Ended
	March 25, 2017	March 26, 2016
Product warranty liability	(in thousands)
Beginning balance	8,606	$13,436
Accruals for warranties	1,394	3,319
Payments	(5,575)	(9,047)
Changes in estimate	877	903
Ending balance	$5,302	$8,611

Less: Current portion	5,302	8,611
Non-current portion	$—	$—

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

During the nine months ended March 25, 2017, the Company repurchased approximately 4.4 million shares of its common stock for $175.9 million. As of March 25, 2017, the Company had remaining authorization of $153.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

No indicators or instances of impairment were identified in the nine months ended March 25, 2017 or during the fiscal year ended June 25, 2016.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	March 25, 2017			June 25, 2016
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$451,885	$366,741	$85,144	$420,285	$331,321	$88,964
Customer relationships	115,634	98,293	17,341	115,634	92,744	22,890
Trade name	8,500	7,686	814	8,500	6,486	2,014
Patents	2,500	1,818	682	2,500	1,428	1,072
Total amortizable purchased intangible assets	578,519	474,538	103,981	546,919	431,979	114,940
IPR&D	—	—	—	31,600	—	31,600
Total purchased intangible assets	$578,519	$474,538	$103,981	$578,519	$431,979	$146,540

During the first quarter of fiscal year 2017, $31.6 million of IPR&D was completed and reclassified to amortizable Intellectual Property.

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
	(in thousands)
Cost of goods sold	$11,064	$11,829	$35,420	$43,201
Intangible asset amortization	2,348	2,538	7,139	9,667
Total intangible asset amortization expenses	$13,412	$14,367	$42,559	$52,868

The following table represents the estimated future amortization expense of intangible assets as of March 25, 2017:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2017	$13,114
2018	48,146
2019	19,861
2020	9,942
2021	8,154
2022	2,563
Thereafter	2,201
Total intangible assets	$103,981

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2017:

During the three and nine months ended March 25, 2017, the Company recorded $1.0 million and $7.5 million, respectively, in impairment of long-lived assets in the Company’s Condensed Consolidated Statements of Income.

The impairment was primarily associated with certain investments in privately held companies. The Company reached its conclusion regarding the asset impairment after the determination was made that due to factors during the nine months ended March 25, 2017, the financial condition of the privately held companies indicated an other than temporary impairment.

During the second quarter of fiscal year 2016, the Company classified the micro-electromechanical systems (MEMS) business line, including associated tangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of the product line's associated assets approximated or was less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of quoted market prices of similar equipment and offers received. During the first quarter of fiscal year 2017, the Company completed the sale of this business line for approximately $42.2 million, resulting in a gain of $26.6 million, included in Other operating income (expenses), net, in the Condensed Consolidated Statements of Income.

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

During the second quarter of fiscal year 2016, the Company classified the energy metering business, including associated tangible and intangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of the product line's associated assets approximated or was less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of offers received. During the third quarter of fiscal year 2016, the Company completed the sale of this product line for approximately $105.0 million, resulting in a gain of $58.9 million included in Other operating income (expenses), net in the Condensed Consolidated Statements of Income.

NOTE 15: RESTRUCTURING ACTIVITIES

Fiscal year 2017:

During the three and nine months ended March 25, 2017, the Company recorded $0.5 million and $11.3 million, respectively, in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with continued reorganization of certain business units and functions and the closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

As the Company completed the closure of its Dallas, Texas campus, including ceasing operations of its WLP manufacturing facility in the third quarter of fiscal year 2017, the Company recorded accelerated depreciation charges of $1.1 million and $4.2 million during the three and nine months ended March 25, 2017, respectively.

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

During the fiscal year ending June 25, 2016, the Company recorded accelerated depreciation charges of $41.6 million, in “Cost of goods sold” and $0.4 million in “Severance and restructuring expenses” in the Consolidated Statements of Income. The sale of the San Jose wafer fabrication facility took place during the second quarter of fiscal year 2016. The cumulative costs recorded in fiscal year 2015 and 2016 to complete this restructuring plan were $100.3 million and no future restructuring costs associated with this plan are expected.

Other Plans

During the fiscal year ending June 25, 2016, the Company recorded $24.0 million in “Severance and restructuring expenses” in the Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were associated with continued reorganization of certain business units and functions and the closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

As the Company had planned to close its Dallas, Texas campus, including its WLP manufacturing facility in fiscal year 2017, the Company recorded accelerated depreciation charges of $13.0 million during the fiscal year ending June 25, 2016.

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the nine months ended March 25, 2017:

	Balance, June 25, 2016	Nine Months Ended March 25, 2017			Balance, March 25, 2017
		Charges	Cash Payments	Change in Estimates
	(in thousands)
Severance - All plans (1)	$7,578	$11,912	$(13,829)	$(633)	$5,028

(1)	Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.

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

	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
	(in thousands, except per share data)
Operating income (loss), as reported	$174,252	$177,708	$495,399	$191,476
Operating income (loss), excluding accelerated depreciation expense	175,355	182,189	499,624	241,621
Effect of change in estimate	$(1,103)	$(4,481)	$(4,225)	$(50,145)

Net income (loss), as reported	$140,213	$139,810	$408,304	$135,136
Net income (loss), excluding accelerated depreciation expense	141,121	145,648	412,051	183,352
Effect of change in estimate	$(908)	$(5,838)	$(3,747)	$(48,216)

Basic earnings (loss) per share, as reported	$0.50	$0.49	$1.44	$0.47
Diluted earnings (loss) per share, as reported	$0.49	$0.48	$1.42	$0.47

Basic earnings (loss) per share, excluding accelerated depreciation expense	$0.50	$0.51	$1.45	$0.64
Diluted earnings (loss) per share, excluding accelerated depreciation expense	$0.49	$0.50	$1.43	$0.63

Effect of change in estimate - basic earnings (loss) per share	$—	$(0.02)	$(0.01)	$(0.17)
Effect of change in estimate - diluted earnings (loss) per share	$—	$(0.02)	$(0.01)	$(0.16)

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

Also, we announced in July 2015 that we intended to close our wafer level packaging ("WLP") manufacturing facility in Dallas, Texas in fiscal year 2017. On April 7, 2016, we entered into an agreement for the sale of its Dallas, Texas campus, including our WLP manufacturing facility, for approximately $34.5 million. We completed the sale of our Dallas, Texas campus, including our WLP manufacturing facility in Dallas, Texas in the fourth quarter of fiscal year 2016. In connection with this sale agreement, we entered into a lease and facility sharing agreement to lease back portions of the Dallas, Texas campus. We completed the transition of design, administration and manufacturing activities and discontinued our operations in the WLP manufacturing facility in Dallas, Texas during the third quarter of fiscal year 2017.

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

There have been no material changes during the nine months ended March 25, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	36.9%	42.6%	37.8%	44.9%
Gross margin	63.1%	57.4%	62.2%	55.1%
Operating expenses:
Research and development	19.4%	21.5%	20.1%	21.7%
Selling, general and administrative	12.7%	12.9%	12.8%	13.3%
Intangible asset amortization	0.4%	0.4%	0.4%	0.6%
Impairment of long-lived assets	0.2%	0.1%	0.4%	9.8%
Severance and restructuring expenses	0.1%	0.5%	0.7%	1.3%
Other operating expenses (income), net	0.3%	(10.0)%	(1.5)%	(3.4)%
Total operating expenses	33.1%	25.4%	32.9%	43.3%
Operating income	30.0%	32.0%	29.3%	11.8%
Interest and other income (expense), net	(0.7)%	(1.1)%	(0.7)%	(1.4)%
Income before provision for income taxes	29.3%	30.9%	28.6%	10.4%
Income tax provision (benefit)	5.2%	5.7%	4.5%	2.1%
Net income (loss)	24.1%	25.2%	24.1%	8.3%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
Cost of goods sold	0.4%	0.3%	0.4%	0.5%
Research and development	1.6%	1.8%	1.6%	1.7%
Selling, general and administrative	1.2%	1.1%	1.1%	1.1%
	3.2%	3.2%	3.1%	3.3%

Net Revenues

Net revenues were $581.2 million and $555.3 million for the three months ended March 25, 2017 and March 26, 2016, respectively. This increase was primarily driven by a 7% growth in industrial products and a 26% growth in automotive products.

Net revenues were $1,693.6 million and $1,628.6 million for the nine months ended March 25, 2017 and March 26, 2016, respectively. This increase was primarily driven by a 20% growth in automotive products.

During the three months ended March 25, 2017 and March 26, 2016, approximately 89% of net revenues were derived from customers outside of the United States. While more than 98% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and nine months ended March 25, 2017 and March 26, 2016 was immaterial.

Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 14%, 15% and 20% of net revenues in fiscal years 2016, 2015 and 2014, respectively. We expect sales to Samsung to account for smaller percentage of net revenues, but remain at or above 10% of our fiscal 2017 net revenues.

Gross Margin

Our gross margin percentages were 63.1% and 57.4% for the three months ended March 25, 2017 and March 26, 2016, respectively. Our gross margin increased by 5.7%, primarily due to realization of benefits from increased outsourcing of manufacturing and improved utilization of our wafer fabrication facility.

Our gross margin percentages were 62.2% and 55.1% for the nine months ended March 25, 2017 and March 26, 2016, respectively. Our gross margin increased by 7.1%, primarily driven by increased outsourcing of manufacturing and improved utilization of our wafer fabrication facility. In addition, fiscal year 2016 gross margin was impacted by accelerated depreciation relating to the San Jose wafer fabrication facility shutdown.

The below table presents the impact of accelerated depreciation expense on gross margin for all periods presented.

	Three Months Ended		Nine Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
	(in thousands)		(in thousands)
Gross margin, as reported	$366,904	$318,841	$1,052,814	$897,361
Accelerated depreciation expense	1,103	4,066	3,459	49,730
Gross margin, without accelerated depreciation expense	$368,007	$322,907	$1,056,273	$947,091

Gross margin %, as reported	63.1%	57.4%	62.2%	55.1%
Gross margin %, without accelerated depreciation expense	63.3%	58.2%	62.4%	58.2%
Impact percentage	(0.2)%	(0.8)%	(0.2)%	(3.1)%

Research and Development

Research and development expenses were $113.2 million and $119.2 million for the three months ended March 25, 2017 and March 26, 2016, respectively, which represented 19.4% and 21.5% of net revenues for each respective period. The decrease was primarily due to higher revenue and focused R&D initiatives.

Research and development expenses were $340.0 million and $353.7 million for the nine months ended March 25, 2017 and March 26, 2016, respectively, which represented 20.1% and 21.7% of net revenues for each respective period. The $13.7 million decrease was primarily due to focused R&D initiatives.

Selling, General and Administrative

Selling, general and administrative expenses were $74.0 million and $71.8 million for the three months ended March 25, 2017 and March 26, 2016, respectively, which represented 12.7% and 12.9% of net revenues for each respective period. The $2.2 million increase was primarily due to salary and related expense.

Selling, general and administrative expenses were $216.4 million and $217.4 million for the nine months ended March 25, 2017 and March 26, 2016, respectively, which represented 12.8% and 13.3% of net revenues for each respective period. The $1.0 million decrease was primarily due to spending control efforts.

Impairment of Long-Lived Assets

Impairment of long-lived assets were $1.0 million and $0.5 million for the three months ended March 25, 2017 and March 26, 2016, respectively, which represented 0.2% and 0.1% of net revenues for each respective period. These amounts represent the evaluation of the recoverability of carrying amounts of assets and related write down to estimated fair value.

Impairment of long-lived assets were $7.5 million and $160.2 million for the nine months ended March 25, 2017 and March 26, 2016, respectively, which represented 0.4% and 9.8% of net revenues for each respective period. The $152.7 million decrease was primarily due to classification of our wafer manufacturing facility in San Antonio, Texas as held for sale in the first quarter of fiscal year 2016 and therefore written down to fair value, less cost to sell.

Severance and Restructuring Expenses

Severance and restructuring expenses were $0.5 million and $2.6 million for the three months ended March 25, 2017 and March 26, 2016, respectively, which represented 0.1% and 0.5% of net revenues for each respective period. The $2.1 million decrease was primarily due to the timing of reorganization of certain business units and functions and the closure of the Dallas wafer level packaging manufacturing facilities.

Severance and restructuring expenses were $11.3 million and $20.3 million for the nine months ended March 25, 2017 and March 26, 2016, respectively, which represented 0.7% and 1.3% of net revenues for each respective period. The $9.0 million decrease was primarily due to the timing of reorganization of certain business units and functions and the closure of the Dallas wafer level packaging manufacturing facilities.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $1.7 million and $(55.4) million during the three months ended March 25, 2017 and March 26, 2016, respectively, which represented 0.3% and (10.0)% of net revenues for each respective period. This net decrease in other operating income of $57.1 million was primarily due to the $58.9 million gain on the asset sale of our energy metering business during the three months ended March 26, 2016.

Other operating expenses (income), net were $(24.9) million and $(55.4) million during the nine months ended March 25, 2017 and March 26, 2016, respectively, which represented (1.5)% and (3.4)% of net revenues for each respective period. This net decrease in other operating income of $30.5 million was primarily driven by the $26.6 million gain on the sale of micro-electromechanical systems (MEMS) business line during the first quarter of fiscal 2017 compared to the $58.9 million gain on the asset sale of our energy metering business during the third quarter of fiscal 2016.

Interest and Other Income (Expense), net

Interest and other income (expense), net were $(3.9) million and $(6.4) million for the three months ended March 25, 2017 and March 26, 2016, respectively, which represented (0.7)% and (1.1)% of net revenues for each respective period. The change in interest and other expense of $2.5 million was primarily driven by $2.2 million on interest income from investments during the three months ended March 25, 2017.

Interest and other income (expense), net were $(11.4) million and $(22.4) million for the nine months ended March 25, 2017 and March 26, 2016, respectively, which represented (0.7)% and (1.4)% of net revenues for each respective period. The change in interest and other expense of $11.0 million was primarily driven by the realized gain of $5.0 million on available-for-sale securities as well as interest income from investments during the nine months ended March 25, 2017.

Provision for Income Taxes

In the three and nine months ended March 25, 2017, we recorded an income tax provision of $30.2 million and $75.7 million, respectively, compared to $31.5 million and $34.0 million for the three and nine months ended March 26, 2016, respectively. The company's effective tax rate for the three and nine months ended March 25, 2017 was 17.7% and 15.6%, respectively, compared to 18.4% and 20.1% for the three and nine months ended March 26, 2016, respectively.

Our federal statutory tax rate is 35%. Our effective tax rate for the three and nine months ended March 25, 2017 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates and $4.3 million and $9.5 million of discrete excess tax benefits generated by the settlement of share-based awards in the three and nine months ended March 25, 2017, respectively, partially offset by stock-based compensation for which no tax benefit is expected and $3.6 million and $10.4 million of discrete interest accruals for unrecognized tax benefits in the three and nine months ended March 25, 2017, respectively.

The Company’s effective tax rate for the three months ended March 26, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

The Company’s effective tax rate for the nine months ended March 26, 2016 was lower than the statutory tax rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected, $5.8 million of discrete interest accruals for unrecognized tax benefits and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

BACKLOG

At March 25, 2017, our current quarter backlog was approximately $382.3 million. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be cancelled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Nine Months Ended
	March 25, 2017	March 26, 2016
	(in thousands)
Net cash provided by (used in) operating activities	$536,729	$467,814
Net cash provided by (used in) investing activities	(320,031)	27,073
Net cash provided by (used in) financing activities	(665,200)	(335,512)
Net increase (decrease) in cash and cash equivalents	$(448,502)	$159,375
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $536.7 million in the nine months ended March 25, 2017, an increase of $68.9 million compared with the nine months ended March 26, 2016. This increase was driven by an increase in net income partially offset by reductions in non-cash adjustments to net income of depreciation and amortization of $72.1 million resulting from higher accelerated depreciation in the nine months ended March 26, 2016, relating primarily to the San Jose wafer fabrication facility shut down which began in the second quarter of 2015 and was completed in the second quarter of fiscal year 2016.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities and acquisitions.

Cash used in investing activities was $320.0 million in the nine months ended March 25, 2017, an increase of $347.1 million compared with the nine months ended March 26, 2016. The increase was due primarily to an increase in purchases of U.S. treasury securities of $325.3 million and $62.8 million less in proceeds from the sale of businesses during the nine months ended March 25, 2017 compared to the nine months ended March 26, 2016. This increase in cash used was partially offset by $51.0 million of proceeds from the sale of available-for-sale securities related to the sale of our wafer manufacturing facility in San Antonio, Texas, and $25.0 million of proceeds from the maturity of U.S. treasury securities.

Financing activities

Financing cash flows consist primarily of debt issuance and repayments, repurchases of common stock and payment of dividends to stockholders.

Cash used in financing activities was $665.2 million in the nine months ended March 25, 2017, an increase of $329.7 million compared to the nine months ended March 26, 2016. The increase was due primarily to the repayment of our $250.0 million credit agreement, $29.3 million in additional repurchases of our common stock, $22.8 million less proceeds received from employee stock option exercises, and $23.8 million in additional dividends paid.

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

The estimated fair value of outstanding debt is $1,000 million and $1,027 million as of March 25, 2017 and June 25, 2016, respectively.
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

Off-Balance-Sheet Arrangements

As of March 25, 2017, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three and nine months ended March 25, 2017 and March 26, 2016 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 25, 2017. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of March 25, 2017. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 25, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the activity related to stock repurchases for the three months ended March 25, 2017:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Dec. 25, 2016 - Jan. 21, 2017	478	$39.53	478	$191,846
Jan. 22, 2017 - Feb. 18, 2017	329	43.27	329	177,632
Feb. 19, 2017 - Mar. 25, 2017	531	45.00	531	153,753
Total for the quarter	1,338	$42.62	1,338	$153,753

In the fiscal quarter ended March 25, 2017, the Company repurchased approximately 1.3 million shares of its common stock for approximately $57.0 million. As of March 25, 2017, the Company had remaining authorization of $153.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 25, 2017, (ii) Condensed Consolidated Balance Sheets at March 25, 2017 and June 25, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 25, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 25, 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

April 21, 2017	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Senior Vice President, Chief Financial Officer and Chief Accounting Officer