Form 10-K
period 2017-06-24
MAXIM INTEGRATED PRODUCTS INC
filed 2017-08-11
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 24, 2017
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 24, 2016 as reported by The NASDAQ Global Select Market was $7,911,364,575. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of August 4, 2017: 282,065,436.
Documents Incorporated By Reference:

(1)
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement for Maxim Integrated Products, Inc.'s 2017 Annual Meeting of Stockholders, to be filed subsequently.

MAXIM INTEGRATED PRODUCTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item I - Business, Part I, Item 1A - Risk Factors and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, potential growth opportunities, manufacturing plans, pending litigation, effective tax rates and tax reserves for uncertain tax positions, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “forecast,” “estimate,” “believe,” “should,” “could,” “intend,” “potential,” “will,” “may,” “might,” “plan,” “seek,” “predict,” “project” and variations of such words and similar words or expressions and the negatives of those terms. These statements involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this Annual Report and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our beliefs and assumptions only as of the date of this Annual Report. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

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

We have a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2017, 2016 and 2015 were each 52-week fiscal years. Fiscal year 2018 will be a 53-week fiscal year.

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports or statements filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We also use our Investor Relations website at investor.maximintegrated.com as a routine channel for distribution of other important information, such as news releases, analyst presentations and financial information. We assume no obligation to update or revise any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, unless we are required to do so by applicable laws. A copy of this Annual Report is available without charge and can be accessed at our website at investor.maximintegrated.com.

The Mixed-Signal Analog Integrated Circuit Market

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

Our strategy has been to target both the linear and mixed-signal markets, often collectively referred to as the analog market. However, some of our products are exclusively or principally digital. While our focus continues to be on the linear and mixed-signal market, our capabilities in the digital domain enable development of new mixed-signal and other products with highly sophisticated digital characteristics.

Our linear and mixed-signal products serve five major end-markets: (i) Automotive, (ii) Communications and Data Center, (iii) Computing, (iv) Consumer and (v) Industrial. These major end-markets and their corresponding market are noted in the table below:

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

Manufacturing

We primarily utilize third party foundries as well as our own wafer fabrication facilities for the production of our wafers. The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. As a result, many different process technologies are currently used for wafer fabrication of our products. The majority of processed wafers are also subject to parametric and functional testing at either our facilities or third party vendors.

Historically, our internal wafer production occurred at one of our three owned wafer fabrication facilities at Beaverton, Oregon, San Jose, California and San Antonio, Texas. During fiscal year 2016, we completed the previously announced closure of our San Jose facility and transferred the manufacturing requirements to our other existing manufacturing locations and to our third party service providers. In fiscal year 2016, we also announced and completed the sale of our San Antonio facility to the semiconductor foundry TowerJazz Texas Inc. (“TowerJazz”). We entered into a long-term supply agreement with TowerJazz to supply finished wafers on our existing processes and products. The transfer of these activities from internal wafer production to third party foundries is part of our manufacturing transformation initiative ("manufacturing transformation") to reduce costs and move from a fixed cost to variable cost model, which was first announced in the fourth quarter of fiscal year 2015.

In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation (“Epson”). In fiscal year 2010, we entered into a supply agreement with Powerchip Technology Corporation (“Powerchip”) to provide 300mm wafer capacity. In fiscal year 2014, we entered into a supply agreement with UMC Corporation (“UMC”). Under these agreements, “partner foundries” (Epson, Powerchip and UMC) have manufactured some of the wafers required for many of our semiconductor products. These products are manufactured under rights and licenses using our proprietary technology at Epson's fabrication facility located in Sakata, Japan and at Powerchip and UMC's fabrication facilities in Taiwan. In fiscal years 2017, 2016 and 2015, wafers manufactured by our partner foundries and merchant foundries (example: Taiwan Semiconductor Company Limited) represented 75%, 57% and 47%, respectively, of our total wafer production.

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

We process wafers for products that utilize chip scale packaging (“CSP”) also known as wafer level packaging (“WLP”). CSP, or WLP, enables integrated circuits to be attached directly to a printed circuit board without the use of a traditional plastic package. We utilize internal manufacturing resources as well as independent subcontractors to perform WLP manufacturing. In fiscal year 2016, we announced our intent to shut down our WLP manufacturing facility located in Dallas, Texas and completed this shutdown in fiscal year 2017. The manufacturing operations of the Dallas manufacturing facility were transferred to our Beaverton, Oregon factory and assembly subcontractors, which was also a part of our manufacturing transformation.

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

Certain distributors have agreements with us which allow for certain sales price rebates or price adjustments on certain inventory if we change the price of those products. Certain distributor agreements also permit distributors to exchange a portion of certain purchases on a periodic basis. As is customary in the semiconductor industry, our distributors may also market other products that compete with our products.

We derived approximately 42% of our fiscal year 2017 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. Our primary distributor is Avnet Electronics ("Avnet") which accounted for 22%, 19% and 19% of our revenues in fiscal years 2017, 2016 and 2015, respectively. Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of our products. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 10%, 14% and 15% of net revenues in fiscal years 2017, 2016 and 2015, respectively. No single customer (other than Avnet and Samsung) nor single product accounted for 10% or more of net revenues in fiscal years 2017, 2016 and 2015. Based on customers’ ship-to locations, international sales accounted for approximately 88%, 89% and 88% of our net revenues in fiscal years 2017, 2016 and 2015, respectively. See Note 10: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

Seasonality

Our revenue is generally influenced on a quarterly basis by customer demand patterns and new product introductions. A large number of our products have been incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.

Foreign Operations

We conduct business in numerous countries outside of the United States (“U.S.”). Our international business is subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Refer to our discussion of risks related to our foreign operations as included in Item 1A, Risk Factors and our discussion of foreign income included in Item 7 under “Results of Operations” included in this Annual Report. Refer to net revenues from unaffiliated customers by geographic region included in Note 10: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

Backlog

At June 24, 2017 and June 25, 2016, our current quarter backlog was approximately $389.1 million and $363.4 million, respectively. Our current quarter backlog includes customer request dates to be filled within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

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

Our research and development plans require engineering talent and tools for product definition, electronic design automation (“EDA”), circuit design, process technologies, test development, test technology, packaging development, software development and applications support. Research and development expenses were $454.0 million, $467.2 million and $521.8 million in fiscal years 2017, 2016 and 2015, respectively. See “Research and Development” under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

Competition

The mixed-signal analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some portion of our business.

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

Our principal competitors include, but are not limited to, ams AG, Analog Devices, Inc., Cirrus Logic, Inc., Integrated Device Technology, Inc., Monolithic Power Systems, Inc., Semtech Corporation, Silicon Laboratories and Texas Instruments Inc. We expect increased competition in the future from other emerging and established companies as well as through consolidation of our competitors within the semiconductor industry.

Patents, Licenses and Other Intellectual Property Rights

We rely upon both know-how and patents to develop and maintain our competitive position.

It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered by us to be more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from calendar year 2017 to 2035. We have also registered several of our trademarks and copyrights in the United States and other countries.

Employees

As of June 24, 2017, we employed 7,040 persons.

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

Our products are sold in the following major end-markets: (i) Automotive, (ii) Communications and Data Center, (iii) Computing, (iv) Consumer, and (v) Industrial. The demand for our products is subject to the strength of these five major end-markets that we serve and to some extent the overall economic climate. We often experience decreases and increases in demand for our products primarily due to the end-market demand of our customers. Our business and results of operations may be adversely affected if demand for our products decreases or if we are unable to meet an increase in demand without significantly increasing the lead-time for the delivery of our products. The semiconductor market historically has been cyclical with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction and subject to significant and often rapid increases and decreases in product demand. As a result, changes could have adverse effects on our results of operation.

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

The loss of, or substantial reduction in sales to, any of our large customers could have a material adverse affect on our business, financial condition, and results of operations.

A reduction in demand or loss of one or more of our large customers may adversely affect our business. For example, sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 10%, 14% and 15% of net revenues in fiscal years 2017, 2016 and 2015, respectively. The delay, significant reduction in, or loss of, orders from any one or more of our large customers (including curtailments of purchases due to a change in the design, manufacturing or sourcing policies or practices of these customers or the timing of customer inventory adjustments) or demands of price concessions from any one or more of our large customers could have a material adverse effect on our net revenues and results of operations.

Our dependence on subcontractors for assembly, test, freight, wafer fabrication and logistic services and certain manufacturing services may cause delays beyond our control in delivering products to our customers.

We rely on subcontractors located in various parts of the world for assembly and CSP packaging services, freight and logistic services, wafer fabrication, and sorting and testing services. For example, in connection with the sale of our semiconductor wafer fabrication facility in San Antonio, Texas to TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.) ("TowerJazz"), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. (“Tower”), in the third quarter of fiscal year 2016, we entered into a long-term supply agreement with TowerJazz, pursuant to which we will procure from TowerJazz certain quantities of silicon wafers upon which integrated circuits are made that are designed by us. None of the subcontractors we currently use are affiliated with us. Reliability problems experienced by our subcontractors or the inability to promptly replace any subcontractor could cause serious problems in delivery and quality resulting in potential product liability to us. Such problems could impair our ability to meet our revenue plan in the fiscal year period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations.

Any disruptions in our sort, assembly, test, freight, and logistic operations or in the operations of our subcontractors, including, but not limited to, the inability or unwillingness of any of our subcontractors to produce or timely deliver adequate supplies of processed wafers, integrated circuit packages, or tested products conforming to our quality standards, or other required products or services could damage our reputation, relationships, and goodwill with customers. Furthermore, finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

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

We rely on several information technology systems to provide products and services, process orders, manage inventory, process shipments to customers, keep financial, employee, and other records, and operate other critical functions. We currently have, and are in the process of developing several more, systems and procedures that include, among other things, ongoing internal risk assessments to identify vulnerabilities, an internal group dedicated to reviewing cybersecurity threats, and the adoption of an information security policy. Despite our efforts to mitigate risks associated with cybersecurity events, our information technology systems may be susceptible to adaptive persistent threats, catastrophic cybersecurity attacks, damage, disruptions, or shutdowns due to power outages, hardware failures, computer malware and viruses, telecommunication failures, user errors, or other events. Risks associated with these threats include, but are not limited to, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems, and increased costs to prevent, respond to or mitigate catastrophic cybersecurity events. A prolonged systemic disruption in the information technology systems could result in the loss of sales and customers and significant consequential costs, which could adversely affect our business. In addition, cybersecurity breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our customers, partners, suppliers, or employees which could result in our suffering significant financial or reputational damage.

We may encounter difficulties in the implementation of a new global execution system, which may adversely affect our ability to effectively supply products to our customers and financial reporting.

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

We rely upon know-how, trade secrets, and patents to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that the confidentiality agreements upon which we rely will be adequate to protect our interests. Moreover, the laws of some foreign countries generally do not protect proprietary rights to the same extent as the United States, and we may encounter problems in protecting our proprietary rights in those foreign countries. Periodically, we have been asked by certain prospective customers to provide them with broad licenses to our intellectual property rights in connection with the sale of our products to them.  Such licenses, if granted, may have a negative impact on the value of our intellectual property portfolio. Other companies have obtained patents covering a variety of semiconductor designs and processes, and we could be required to obtain licenses under some of these patents or be precluded from making and selling products that are alleged to be infringing, if such patents are valid and other design and manufacturing solutions are not available. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms or at all.

We may suffer losses and business interruption if our products infringe the intellectual property rights of others.

In the past, it has been common in the semiconductor industry for patent holders to offer licenses on reasonable terms and rates. Although the practice of offering licenses appears to be generally continuing, in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses. In any of those cases, there can be no assurance that we would be able to obtain any necessary license on terms acceptable to us, if at all, or that we would be able to re-engineer our products or processes in a cost effective manner to avoid claims of infringement. Any litigation in such a situation could involve an injunction to prevent the sales of a material portion of our products, the reduction or elimination of the value of related inventories and the assessment of a substantial monetary award for damages related to past sales, all of which could have a material adverse effect on our results of operations and financial condition.

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

Our independent distributors and sales representatives may underperform relative to our expectations, terminate their relationship with us or fail to make payments on outstanding accounts receivable to us, which would adversely affect our financial results.

A portion of our sales is realized through independent electronics distributors that are not under our direct control. These independent sales organizations generally represent product lines offered by several companies and thus could underperform for various reasons, including as a result of reducing their sales efforts applied to our products, or terminate their distribution relationship with us. In fiscal 2017, 42% of our revenues were generated from distributors, the largest of which was Avnet, our primary world-wide distributor, which accounted for 22% of our revenues. We require certain foreign distributors to provide a letter of credit to us in an amount up to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not contractually protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, or the general underperformance of a significant distributor could be disruptive and harmful to our current business.

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

We enter into contracts with certain customers whereby we commit to supply quantities of specified parts at a predetermined scheduled delivery date. The number of such arrangements continues to increase as this practice becomes more commonplace. Should we be unable to supply the customer with the specific part at the quantity and product quality desired and on the scheduled delivery date, the customer may incur additional production costs. In addition, the customer may lose revenues due to a delay in receiving the parts necessary to have the end-product ready for sale to its customers or due to product quality issues. Under certain customer supply agreements, we may be liable for direct additional production costs or lost revenues. If products are not shipped on time or are quality deficient, we may be liable for penalties and resulting damages. Such liability, should it arise, and/or our inability to meet these commitments to our customers may have a material adverse impact on our results of operations and financial condition and could damage our relationships with the affected customers, reputation and goodwill.

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

We believe these arrangements will continue to grow in terms of number of customers and products and will increase in proportion to consolidated net revenues. Should we be unable or unwilling to enter into such agreements as requested by OEMs or EMS partners, our results of operations may be materially adversely impacted. In addition, should we be unable to supply the specific product in the quantity needed by the OEM or EMS partner as reflected in their forecast, we may be liable for damages, including, but not limited to, lost revenues and increased production costs which could have a material adverse impact on our results of operations and financial condition. Should we supply product in excess of the OEM or EMS partners' actual usage, any inventory not consumed may become excess or obsolete, which would result in an inventory write off that could materially adversely affect our results of operations.

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

•
the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the Internal Revenue Service audit of our tax returns for fiscal years 2009-2011 and fiscal years 2012-2014;

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

The nature of our business requires strategic changes from time to time, including restructuring our operations and divesting and consolidating certain product lines and businesses. The sale of facilities, or the exiting of certain product lines or businesses, may adversely affect certain customer relationships, which may have a material adverse effect on our business, financial condition, and results of operations. Additionally, our ability to timely shut down our facilities or otherwise exit product lines and businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. If we are unable to shutdown a facility or exit a product line or business in a timely manner, or to restructure our operations in a manner we deem to be advantageous, this could have a material adverse effect on our business, financial condition, and results of operations. Even if the sale of a facility or divestment is successful, we may face indemnity and other liability claims by the acquirer or other parties.

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

We have entered into debt arrangements that contain certain covenants which may limit the manner in which we conduct our business. For example, the debt indentures that govern our outstanding notes include covenants that, under certain circumstances, limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, which could limit our ability to secure additional debt funding in the future. In circumstances involving a change of control of the Company followed by a downgrade of the rating of the notes, we would be required to make an offer to repurchase the affected notes at a purchase price greater than the aggregate principal amount of such notes, plus accrued and unpaid interest. Our ability to repurchase the notes in such events may be limited by our then-available financial resources or by the terms of other agreements to which we are a party. Although we currently have the funds necessary to retire this debt, funds might not be available to repay the notes when they become due in the future.

We also have access to a revolving credit facility with certain institutional lenders that contains certain covenants which may limit the manner in which we conduct our business. For example, the credit agreement requires that we maintain a maximum debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio and a minimum interest coverage ratio (EBITDA divided by interest expense). We have no outstanding borrowings under the credit facility. We may use the proceeds of any future borrowing under the credit facility for general corporate purposes, or for future acquisitions or expansion of our business.

We are required to comply with the covenants set forth in our debt indentures and credit facility. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to cure periods, any outstanding indebtedness may be declared immediately due and payable.

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

employees. Should there be catastrophic loss from events such as fires, explosions, earthquakes, or other natural disasters, among many other risks, or adverse court or similar decisions in any area in which we are self-insured, our financial condition, results of operations, and liquidity may be materially adversely affected.

We may pursue acquisitions and investments that could harm our operating results and may disrupt our business.

We have made and will continue to consider making strategic business investments, alliances, and acquisitions we consider necessary or desirable to gain access to key technologies that we believe will complement our existing technical capability and support our business model objectives. Investments, alliances, and acquisitions involve risks and uncertainties that may negatively impact our future financial performance and result in an impairment of goodwill. If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects that we currently do not foresee. We may also need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

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

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 88%, 89% and 88% of our net revenues in fiscal years 2017, 2016 and 2015, respectively, were from international sales. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. A change in current tariff structures or other trade policies could adversely affect our foreign manufacturing or marketing strategies. Currency exchange fluctuations could also decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products produced by our foreign competitors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters is in San Jose, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal offices and manufacturing facilities at June 24, 2017:

Principal Properties	Use(s)	Approximate Floor Space (sq. ft.)

Cavite, the Philippines	Manufacturing, engineering, administration, office space, customer service, shipping and other	489,000

San Jose, California	Corporate headquarters, office space, engineering, administration, customer services, shipping and other	435,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	312,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping and other	144,000

Dallas, Texas†	Corporate functions, engineering and lab	82,000

Chandler, Arizona	Office space, engineering and test	65,000

Bangalore, India†	Office space, engineering, administration and other	35,000

N. Chelmsford, Massachusetts	Engineering, office space and administration	30,000

Colorado Springs, Colorado†	Office space, engineering, and administration	24,000

Dublin, Ireland†	Office space, administration and customer services	20,000

† Leased.

In addition to the property listed in the above table, we also lease sales, engineering, administration and manufacturing offices and other premises at various locations in the United States and internationally under operating leases, none of which are material to our future cash flows. These leases expire at various dates through 2036. We anticipate no difficulty in retaining occupancy of any of our other manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

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

Indemnifications

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees, damages, and costs awarded against such parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of our indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims.

Pursuant to our charter documents and separate written indemnification agreements, we have certain indemnification obligations to our current officers, employees, and directors, as well as certain former officers and directors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol MXIM. As of August 4, 2017, there were approximately 677 stockholders of record of our common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2017 and 2016:

	High	Low
Fiscal Year ended June 24, 2017
First Quarter	$40.28	$32.82
Second Quarter	$39.47	$36.74
Third Quarter	$45.68	$37.89
Fourth Quarter	$49.41	$43.39

	High	Low
Fiscal Year ended June 25, 2016
First Quarter	$34.64	$30.23
Second Quarter	$42.01	$32.00
Third Quarter	$38.79	$30.74
Fourth Quarter	$38.28	$35.10

The following table sets forth the dividends paid per share for fiscal years 2017 and 2016:

	Fiscal Years
	2017	2016

First Quarter	$0.33	$0.30
Second Quarter	$0.33	$0.30
Third Quarter	$0.33	$0.30
Fourth Quarter	$0.33	$0.30

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 24, 2017:

	Issuer Purchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Mar. 26, 2017 - Apr. 22, 2017	446	$44.63	446	$133,869
Apr. 23, 2017 - May 20, 2017	556	$45.33	556	$108,671
May 21, 2017 - Jun. 24, 2017	650	$47.33	650	$77,901
Total	1,652	$45.93	1,652	$77,901

In July 2013, the Board of Directors authorized us to repurchase up to $1.0 billion of the Company's common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date. All prior authorizations by the Board of Directors for the repurchase of common stock were superseded by this authorization.

During fiscal year 2017, we repurchased approximately 6.1 million shares of our common stock for $251.8 million. As of June 24, 2017, we had a remaining authorization of $77.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

On July 20, 2017, the board of directors of the Company authorized the repurchase of up to $1.0 billion of the Company's common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The Company's prior repurchase authorization has been cancelled and superseded by this new repurchase authorization.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index for the five years ended June 24, 2017. The graph and table assume that $100 was invested on June 29, 2012 (the last day of trading for the fiscal year ended June 30, 2012) in each of our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor index are based on our fiscal year.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The returns shown are based on historical results and are not intended to suggest or predict future performance.

	Base Year	Fiscal Year Ended
	June 30, 2012	June 29, 2013	June 28, 2014	June 27, 2015	June 25, 2016	June 24, 2017
Maxim Integrated Products, Inc.	100.00	111.90	141.40	150.03	156.80	211.53
NASDAQ Composite-Total Return	100.00	117.60	153.88	179.82	168.71	227.14
Philadelphia Semiconductor-Total Return	100.00	123.75	169.40	192.36	189.83	311.30

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The following selected financial data as of June 24, 2017 and June 25, 2016 and for the years ended June 24, 2017, June 25, 2016 and June 27, 2015 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in Part IV, Item 15(a) of this Annual Report. The following selected financial data as of June 27, 2015, June 28, 2014, and June 29, 2013 and for the years ended June 28, 2014 and June 29, 2013 have been derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,295,615	$2,194,719	$2,306,864	$2,453,663	$2,441,459
Cost of goods sold	849,135	950,331	1,034,997	1,068,898	944,892
Gross margin	$1,446,480	$1,244,388	$1,271,867	$1,384,765	$1,496,567
Gross margin %	63.0%	56.7%	55.1%	56.4%	61.3%

Operating income	$694,777	$313,849	$237,280	$422,291	$588,319
% of net revenues	30.3%	14.3%	10.3%	17.2%	24.1%

Income from continuing operations	$571,613	$227,475	$206,038	$354,810	$452,309
Income from discontinued operations, net of tax	—	—	—	—	2,603
Net income	$571,613	$227,475	$206,038	$354,810	$454,912

Earnings per share: Basic
From continuing operations	$2.02	$0.80	$0.73	$1.25	$1.55
From discontinued operations	—	—	—	—	0.01
Basic net income per share	$2.02	$0.80	$0.73	$1.25	$1.56

Earnings per share: Diluted
From continuing operations	$1.98	$0.79	$0.71	$1.23	$1.51
From discontinued operations	—	—	—	—	0.01
Diluted net income per share	$1.98	$0.79	$0.71	$1.23	$1.52

Shares used in the calculation of
earnings per share:
Basic	283,147	285,081	283,675	283,344	291,835
Diluted	287,974	289,479	288,949	289,108	298,596

Dividends declared and paid per share	$1.32	$1.20	$1.12	$1.04	$0.96

	As of
	June 24, 2017	June 25, 2016	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,744,839	$2,230,668	$1,626,119	$1,372,425	$1,200,046
Working capital	$3,026,597	$2,197,645	$1,936,226	$1,687,292	$1,534,477
Total assets	$4,570,233	$4,234,616	$4,216,071	$4,391,558	$3,926,535
Long-term debt, excluding current portion	$1,487,678	$990,090	$987,687	$986,966	$494,198
Total stockholders' equity	$2,202,694	$2,107,814	$2,290,020	$2,429,911	$2,507,998

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

Accounts receivable from direct customers and distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment, at which point we have a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes title to such inventory from its consigned location, at which point inventory is relieved, title transfers, and we have a legally enforceable right to collection under the terms of our agreement with the related customers.

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

An allowance for distributor credits covering price adjustments is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates.

The Company had historically recognized a portion of revenue through certain distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and the amount of potential returns, and over the past several years, has made investments in its systems and updates to processes around its distribution channel to improve the quality of the information for preparing such estimates. Resulting from this continuous reassessment, in the fourth quarter of fiscal 2017, the Company began recognizing revenue with a certain distributor (less its estimate of future price adjustments and returns) upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition).

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) net realizable value. Our standard cost revision policy is to monitor manufacturing variances and revise standard costs on a quarterly basis. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted as we release these reserves upon the ultimate product shipment. During fiscal years 2017, 2016 and 2015, we had net inventory write-downs of $19.0 million, $26.2 million and $28.6 million, respectively. When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

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

Intangible Assets and Goodwill

We account for intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”). We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with ASC 350, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. As part of its analysis, the Company first performs a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, the company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company performs the quantitative goodwill impairment test. This test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company recognizes an impairment of goodwill measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit.

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

ASC 740-10, Income Taxes (“ASC 740-10”), prescribes a recognition threshold and measurement framework for financial statement reporting and disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. Although we believe that our computation of tax benefits to be recognized and realized are reasonable, no assurance can be given that the final outcome will not be different from what was reflected in our income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made. See Note 15: “Income Taxes” in the Notes to Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report for further information related to ASC 740-10.

We evaluate our deferred tax asset balance and record a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. Realization of our deferred tax asset is dependent primarily upon future taxable income in the U.S. and certain foreign jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the net deferred tax asset and an accompanying reduction or increase in net income in the period in which such determinations are made.

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

Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015

Net revenues	100%	100%	100%
Cost of goods sold	37%	43.3%	44.9%
Gross margin	63.0%	56.7%	55.1%
Operating expenses:
Research and development	19.8%	21.3%	22.6%
Selling, general and administrative	12.7%	13.2%	13.4%
Intangible asset amortization	0.4%	0.6%	0.7%
Impairment of long-lived assets	0.3%	7.3%	2.9%
Impairment of goodwill and intangible assets	—%	1.3%	4.0%
Severance and restructuring expenses	0.5%	1.1%	1.3%
Other operating expenses (income), net	(1.0)%	(2.4)%	(0.1)%
Total operating expenses	32.7%	42.4%	44.8%
Operating income	30.3%	14.3%	10.3%
Interest and other income (expense), net	(0.7)%	(1.3)%	0.4%
Income before provision for income taxes	29.6%	13.0%	10.7%
Provision for income taxes	4.7%	2.6%	1.7%
Net income	24.9%	10.4%	9.0%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015

Cost of goods sold	0.4%	0.4%	0.5%
Research and development	1.6%	1.7%	1.8%
Selling, general and administrative	1.1%	1.1%	1.1%
	3.1%	3.2%	3.4%

Net Revenues

We reported net revenues of $2,295.6 million, $2,194.7 million and $2,306.9 million in fiscal years 2017, 2016 and 2015, respectively. Our net revenues in fiscal year 2017 increased by 4.6% compared to our net revenues in fiscal year 2016. Revenue from automotive products was up 18%, primarily due to increased demand for infotainment products. Revenue from industrial products was up 4%, primarily driven by shipments of control and automation products. Revenue from communications and data center products was up 3%, due to higher shipments of data center products. These increases were partially offset by a decrease in revenue from consumer products of 2%, primarily due to lower shipments of smartphone products. Also, in the fourth quarter of fiscal 2017 the Company began recognizing revenue with a certain distributor (less its estimate of future price adjustments and returns) upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition). As a result of this change, the Company recognized incremental $19.4 million of revenue during the fourth quarter of fiscal 2017.

Our net revenues in fiscal year 2016 decreased by 4.9%, compared to our net revenues in fiscal year 2015. Revenue from communications and data center products was down 15% mainly due to lower demand for server, basestation and data storage products. Revenue from consumer products was down 10%, primarily driven by lower demand for smartphone products. This decrease was partially offset by an increase in net revenues in automotive of 32%, primarily driven by infotainment.

Approximately 88%, 89% and 88% of our net revenues in fiscal years 2017, 2016 and 2015, respectively, were derived from customers located outside the United States, primarily in Asia and Europe. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and our results of operations for fiscal years 2017, 2016 and 2015 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 63.0% in fiscal year 2017 compared to 56.7% in fiscal year 2016. Our gross margin increased by 6.3 percentage points, partially driven by lower accelerated depreciation in fiscal year 2017 of $65.0 million (3.1 percentage point increase to gross margin) and partially driven by improved factory utilization and cost reduction initiatives (3.2 percentage point increase to gross margin).

Our gross margin as a percentage of net revenue was 56.7% in fiscal year 2016 compared to 55.1% in fiscal year 2015. Our gross margin increased by 1.6 percentage points, primarily from a $73.8 million, or 8.1%, decrease in production related costs (1.3 percentage point increase to gross margin). These reduced production related costs were primarily due to the realization of benefits from increased outsourcing of manufacturing, improved utilization of our wafer fabrication facility and cost savings initiatives, as well as due to the 4.9% decrease in net revenue, and to a lesser extent due to the mix of products sold.

Research and Development

Research and development expenses were $454.0 million and $467.2 million for fiscal years 2017 and 2016, respectively, which represented 19.8% and 21.3% of net revenues, respectively. The $13.2 million decrease in research and development expenses was primarily attributable to a decrease in salaries and related expenses of $5.9 million as a result of headcount reductions related to restructuring programs and spending control efforts.

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

Selling, General and Administrative

Selling, general and administrative expenses were $291.5 million and $288.9 million in fiscal years 2017 and 2016, respectively, which represented 12.7% and 13.2% of net revenues, respectively. The $2.6 million increase in selling, general and administrative expenses was primarily attributable to an increase in salaries and related expenses of $12.6 million driven by increased employee profit sharing bonus, partially offset by a decrease in legal expenses.

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

Impairment of Long-lived Assets

Impairment of long-lived assets was $7.5 million in fiscal year 2017 and $160.6 million in fiscal year 2016, which represented 0.3% and 7.3% of net revenues, respectively. The $153.1 million decrease was primarily due to the classification of our wafer manufacturing facility in San Antonio, Texas as held for sale in the first quarter of fiscal year 2016 which was written down to fair value, less cost to sell, resulting in an impairment of $157.7 million.

Impairment of long-lived assets was $160.6 million in fiscal year 2016 and $67.0 million in fiscal year 2015, which represented 7.3% and 2.9% of net revenues, respectively. The $93.6 million increase was primarily due to the classification of our wafer manufacturing facility in San Antonio, Texas as held for sale in the first quarter of fiscal year 2016 which was written down to fair value, less cost to sell, resulting in an impairment of $157.7 million.

For further details of the asset impairments, please refer to Note 9: “Impairment of long-lived assets” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

Impairment of Goodwill and Intangible Assets

There was no impairment of goodwill and intangible assets in fiscal year 2017 and $27.6 million of impairment in fiscal year 2016, which represented 1.3% of fiscal year 2016 net revenues. This decrease was driven by a $27.6 million impairment during fiscal year 2016 of in-process research and development obtained in previous acquisitions, primarily from the acquisition of Volterra.

Impairment of goodwill and intangible assets was $27.6 million in fiscal year 2016 and $93.0 million in fiscal year 2015, which represented 1.3% and 4.0% of net revenues, respectively. The $65.4 million decrease was primarily driven by a $93.0 million impairment to goodwill and in-process research and development for the Sensing Solutions reporting unit in fiscal year 2015 compared to a $27.6 million impairment in fiscal year 2016 of in-process research and development obtained in previous acquisitions, primarily from the acquisition of Volterra.

For further details on impairments recorded of goodwill and intangible assets, please refer to Note 8: “Goodwill and intangible assets” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

Severance and Restructuring Expenses

Severance and restructuring expenses were $12.5 million in fiscal year 2017 and $24.5 million in fiscal year 2016, which represented 0.5% and 1.1% of net revenues, respectively. The $12.0 million decrease was primarily due to the timing of restructuring activities initiated by the Company associated with continued reorganization of certain business units and functions and the closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities.

Severance and restructuring expenses were $24.5 million in fiscal year 2016 and $30.6 million in fiscal year 2015, which represented 1.1% and 1.3% of net revenues, respectively. The $6.1 million decrease was primarily due to the timing of restructuring activities initiated by the Company. During fiscal year 2016, the Company incurred $24.0 million of severance and restructuring expenses associated with continued reorganization of certain business units and functions and the closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities and $0.4 million associated with the completion of the shutdown of our San Jose wafer fabrication facility.

For further details on our restructuring plans and charges recorded, please refer to Note 16: “Restructuring Activities” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

Other Operating Expenses (Income), Net

Other operating expenses (income), net were $(22.9) million and $(50.4) million in fiscal year 2017 and 2016, respectively, which represented (1.0)% and (2.4)% of net revenues, respectively. The net decrease in other operating income of $27.5 million was primarily driven by the gain of $26.6 million on the sale of our micro-electromechanical systems (MEMS) business line recorded in fiscal year 2017 compared to the gain of $58.9 million on the asset sale of our energy metering business recorded in fiscal year 2016.

Other operating expenses (income), net were $(50.4) million and $(2.0) million in fiscal years 2016 and 2015, respectively, which represented (2.4)% and (0.1)% of net revenues, respectively. The net decrease in other operating expenses of $48.4 million was primarily driven by the gain of $58.9 million on the asset sale of our energy metering business recorded in fiscal year 2016.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $(15.2) million in fiscal year 2017 and $(28.8) million in fiscal year 2016, which represented (0.7)% and (1.3)% of net revenues, respectively. The change in interest and other expense of $13.6 million was primarily attributable to increased interest income on cash equivalents and short-term investments.

Interest and other income (expense), net was $(28.8) million in fiscal year 2016 and $8.9 million in fiscal year 2015, which represented (1.3)% and 0.4% of net revenues, respectively. The change in interest and other expense of $(37.7) million was primarily attributable to the gain of $35.8 million on the sale of our Capacitive Touch business, which occurred in the fourth quarter of fiscal year 2015.

Provision for Income Taxes

Our annual income tax expense was $108.0 million, $57.6 million, and $40.1 million, in fiscal years 2017, 2016 and 2015, respectively. The effective tax rate was 15.9%, 20.2% and 16.3% for fiscal years 2017, 2016 and 2015, respectively. Our federal statutory tax rate is 35%.

Our fiscal year 2017 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated by our international operations managed in Ireland, were taxed at lower rates, and $14.4 million of excess tax benefits generated by the settlement of share-based awards, partially offset by stock-based compensation for which no tax benefit is expected and interest accruals for unrecognized tax benefits.

Our fiscal year 2016 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated by our international operations managed in Ireland, were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected, interest accruals for unrecognized tax benefits and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

Our fiscal year 2015 effective tax rate was lower than the statutory tax rate primarily because earnings of foreign subsidiaries, generated by our international operations managed in Ireland, were taxed at lower tax rates, a $2.9 million tax benefit for fiscal year 2014 research tax credits that were generated by the retroactive extension of the federal research tax credit to January 1, 2014 by legislation that was signed into law on December 19, 2014, and a $24.8 million tax benefit for the favorable settlement of a Singapore tax issue, partially offset by a $84.1 million goodwill impairment charge that generated no tax benefit and stock-based compensation for which no tax benefit is expected.

We have various entities domiciled within and outside the United States. The following is a breakout of our U.S. and Foreign income (loss) before income taxes:

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Domestic pre-tax income (loss)	$154,628	$(48,985)	$68,289
Foreign pre-tax income (loss)	524,961	334,039	177,881
Total	$679,589	$285,054	$246,170

A relative increase in earnings in lower tax jurisdictions, such as Ireland, may lower our consolidated effective tax rate, while a relative increase in earnings in higher tax jurisdictions, such as the United States, may increase our consolidated effective tax rate.

In fiscal year 2017 the percentage of pre-tax income from our foreign operations declined versus fiscal year 2016, which was primarily due to a $157.7 million fiscal year 2016 impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas that reduced domestic pre-tax income, partially offset by a $24.1 million fiscal year 2016 in-process research and development impairment charge realized by a foreign affiliate. The impact of pre-tax income from foreign operations reduced our effective tax rate by 20.2 percentage points in fiscal year 2017 as compared to 21.7 percentage points in fiscal year 2016. The decreased fiscal year 2017 tax rate benefit from foreign operations was primarily attributable to the relative decrease in fiscal year 2017 pre-tax income from foreign operations.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital. In fiscal year 2017, additional sources of liquidity were cash provided by investing activities, generated by the sale of a certain non-core business and operating assets sold as part of our manufacturing transformation.

Cash flows were as follows:

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Net cash provided by (used in) operating activities	$773,657	$721,885	$693,706
Net cash provided by (used in) investing activities	(325,396)	62,722	(36,073)
Net cash provided by (used in) financing activities	(307,369)	(230,343)	(429,140)
Net increase (decrease) in cash and cash equivalents	$140,892	$554,264	$228,493
Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $773.7 million in fiscal year 2017, an increase of $51.8 million compared with fiscal year 2016. This increase was primarily driven by an increase in net income of $344.1 million driven by improved gross margin. This increase was offset by lower non-cash adjustments of $158.7 million of impairment of long-lived assets primarily related to the Company's wafer manufacturing facility in San Antonio, Texas in fiscal year 2016 and by lower non-cash adjustments of $80.3 million of depreciation and amortization charges.

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

Cash used in investing activities was $325.4 million in fiscal year 2017, an increase of $388.1 million compared with fiscal year 2016. The change was primarily due to a $350.2 million increase in purchases of U.S. treasury securities for the purpose of increasing interest income.

Cash provided by investing activities was $62.7 million in fiscal year 2016, an increase of $98.8 million compared with fiscal year 2015. The change was primarily due to $105.0 million in proceeds from the sale of our energy metering business in fiscal year 2016, compared to $35.6 million from the sale of our Capacitive Touch business in fiscal year 2015, a $69.4 million increase. Also, cash provided by the sale of property, plant and equipment increased $56.1 million, the majority of which was from the sale of our San Jose wafer manufacturing facility. Fiscal year 2016 also included $50.0 million of proceeds from the maturity of available for sale securities. These cash inflows were partially offset by a $74.8 million increase in purchases of U.S. treasury securities.

Financing Activities

Financing cash flows consist primarily of new borrowings, repurchases of common stock, issuance and repayment of notes payables, payment of dividends to stockholders, proceeds from stock option exercises and employee stock purchase plan and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities was $307.4 million in fiscal year 2017, an increase of $77.0 million compared with fiscal year 2016. This increase was due primarily to the issuance of the $500.0 million of long-term debt compared to $250.0 million of short-term debt issued in fiscal year 2016, offset by the repayment in fiscal year 2017 of $250.0 million of notes payable and an increase of $31.9 million in dividend payments.

Net cash used in financing activities was $230.3 million in fiscal year 2016, a decrease of $198.8 million compared with fiscal year 2015. This decrease was due primarily to the issuance of the $250.0 million short-term debt. This decrease was offset primarily due to an increase of $42.0 million in repurchases of common stock and an increase of $24.1 million in dividend payments.

Liquidity and Capital Resources

As of June 24, 2017, our available funds consisted of $2.7 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Long-Term Debt Levels

On June 15, 2017, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.450% senior unsecured and unsubordinated notes due on June 15, 2027 (“2027 Notes”).

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

The debt indentures that govern the 2027 Notes, the 2023 Notes, and the 2018 Notes, respectively, include covenants that, under certain circumstances, limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, which could limit our ability to secure additional debt funding in the future. In circumstances involving a change of control of the Company followed by a downgrade of the rating of the 2027 Notes, the 2023 Notes, or the 2018 Notes, we would be required to make an offer to repurchase the affected notes at a purchase price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.

Short-Term Credit Agreement

On June 23, 2016, a wholly-owned foreign subsidiary of the Company entered into a short-term credit agreement (the “Credit Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Lender”), in order to facilitate the return of capital to the Company. The Credit Agreement provided for, among other things, the Lender making an unsecured term loan in an amount equal to $250 million and had a maturity date of June 22, 2017. On December 21, 2016, the $250 million aggregate principal amount and all outstanding interest on the loan were repaid.

Available Borrowing Resources

We have access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires us to comply with certain covenants, including a requirement that we maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) of greater than 3.5 to 1. As of June 24, 2017, we had not borrowed any amounts from this credit facility and we were in compliance with all debt covenants.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 24, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our Consolidated Balance Sheet as current liabilities at June 24, 2017:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:	(in thousands)
Operating lease obligations (1)	$53,734	$11,081	$12,882	$9,241	$20,530
Long-term debt obligations (2)	1,500,000	—	500,000	—	1,000,000
Interest payments associated with debt obligations (3)	284,272	46,625	73,111	68,250	96,286
Inventory related purchase obligations (4)	581,667	86,685	145,382	99,957	249,643
Total	$2,419,673	$144,391	$731,375	$177,448	$1,366,459

(1) We lease some facilities under non-cancelable operating lease agreements that expire at various dates through 2036.
(2) Long-term debt represents amounts primarily due for our long-term notes.
(3) Interest payments calculated based on contractual payment requirements under the debt agreements.
(4) We order some materials and supplies in advance or with minimum purchase quantities. We are obligated to pay for the materials and supplies when received. Additionally, in 2016 we entered into a long-term supply agreement with the semiconductor foundry TowerJazz to supply finished wafers on our existing processes and products, which contains minimum purchase requirements.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included above. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

As of June 24, 2017, our gross unrecognized income tax benefits were $539.6 million which excludes $71.4 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 24, 2017, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, short-term investments and notes payable. See Note 5: “Financial Instruments” in the Notes to Consolidated Financial Statements included in this Annual Report. We do not use derivative financial instruments to hedge the ongoing risk of interest rate volatility. At June 24, 2017, we maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are generally invested only in U.S. government or agency securities and are all available on a daily basis. Our short-term investments are in U.S. government securities. Our long-term notes payable are all fixed rate securities and as such, we have no financial statement risk associated with changes in interest rates related to these notes.

To assess the interest rate risk associated with our investment portfolio, we performed sensitivity analysis for our long-term notes as of June 24, 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 100 basis points increase in the levels of interest rates across the entire yield curve, with all other variables held constant. The discount rates used were based on the market interest rates in effect at June 24, 2017. The sensitivity analysis indicated that a hypothetical 100 basis points increase in interest rates would result in a reduction in the fair values of our long-term notes of $78.4 million.

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

As of June 24, 2017, we had outstanding foreign currency derivative contracts with a total notional amount of $102.6 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 10% against the U.S. dollar, our foreign currency derivative contracts outstanding as of June 24, 2017 would experience an approximately $5.9 million loss (gain).

Foreign Exchange Contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the fiscal years ended June 24, 2017 and June 25, 2016.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 24, 2017. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our CEO and our CFO, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 24, 2017.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 24, 2017. Management's assessment of internal control over financial reporting was conducted using the criteria in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of June 24, 2017, our internal control over financial reporting was effective, based on these criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting, as of June 24, 2017, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 24, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Internal Controls over Financial Reporting and Disclosure Controls and Procedures

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings “Audit Committee and Audit Committee Financial Expert,” “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and ages as of July 14, 2017.

Name	Age	Position
Tunç Doluca	59	President and Chief Executive Officer
Bruce E. Kiddoo	56	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Vivek Jain	57	Senior Vice President, Technology and Manufacturing Group
Edwin B. Medlin	60	Senior Vice President and General Counsel
Christopher J. Neil	51	Senior Vice President, New Ventures
Bryan J. Preeshl	55	Senior Vice President, Quality
David Loftus	56	Vice President, Worldwide Sales and Marketing

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

Christopher J. Neil joined Maxim Integrated in September 1990, was promoted to Vice President in April 2006, was named Division Vice President in September 2009 and was promoted to Senior Vice President in September 2011. In May 2015, Mr. Neil was

appointed to create and lead Maxim Ventures, the Company’s venture arm. Prior to 2006, he held several engineering and executive management positions. Mr. Neil holds BSEE and MSEE degrees from the Massachusetts Institute of Technology.

Bryan J. Preeshl joined Maxim Integrated in 1990 as a Senior Failure Analysis Engineer and held various senior management roles in the quality organization before being promoted to Vice President of Quality in 2010. Prior to joining Maxim Integrated, Mr. Preeshl held numerous quality-related positions at National Semiconductor, ZyMOS, Monolithic Memories, and Advanced Micro Devices. Mr. Preeshl holds a degree in Electronics Engineering Technology from the DeVry Institute of Technology in Phoenix, Arizona.

David Loftus joined Maxim Integrated as its Vice President of Worldwide Sales and Marketing in 2015. Immediately prior to joining Maxim Integrated, Mr. Loftus led Worldwide Insights, a management consulting firm he founded in Atlanta. Earlier, he led the worldwide sales organizations for Cypress Semiconductor and Intersil Corporation. Before his tenure at Intersil, Mr. Loftus spent 17 years with Xilinx, as Vice President and General Manager for its Spartan Products Division and as Vice President and Managing Director for the company's Asia Pacific operations. Mr. Loftus holds a degree in Electrical Engineering and a Masters in Management from Georgia Institute of Technology.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors and employees, including, but not limited to, our principal executive officer and principal financial and accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or group, and (v) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at http://www.maximintegrated.com/company/policy. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company's principal executive officer, principal financial officer or principal accounting officer by posting such information on its website. The contents of our website are not incorporated into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners, Directors and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors Matters” and “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements.	39
	Consolidated Balance Sheets at June 24, 2017 and June 25, 2016	39
	Consolidated Statements of Income for each of the three years in the period ended June 24, 2017	40
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 24, 2017	41
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 24, 2017	42
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 24, 2017	43
	Notes to Consolidated Financial Statements	44
	Report of Independent Registered Public Accounting Firm	77
	Report of Independent Registered Public Accounting Firm	78
(2)	Financial Statement Schedule.
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

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 24, 2017	June 25, 2016
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,246,121	$2,105,229
Short-term investments	498,718	125,439
Total cash, cash equivalents and short-term investments	2,744,839	2,230,668
Accounts receivable, net of allowances of $46,575 in 2017 and $32,108 in 2016	256,454	256,531
Inventories	247,242	227,929
Other current assets	57,059	91,920
Total current assets	3,305,594	2,807,048
Property, plant and equipment, net	606,581	692,551
Intangible assets, net	90,867	146,540
Goodwill	491,015	490,648
Other assets	72,974	84,100
Assets held for sale	3,202	13,729
TOTAL ASSETS	$4,570,233	$4,234,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,373	$82,535
Income taxes payable	3,688	21,153
Accrued salary and related expenses	145,299	166,698
Accrued expenses	37,663	50,521
Deferred margin on shipments to distributors	14,974	38,779
Current portion of debt	—	249,717
Total current liabilities	278,997	609,403
Long-term debt	1,487,678	990,090
Income taxes payable	557,498	480,645
Deferred tax liabilities	1,514	756
Other liabilities	41,852	45,908
Total liabilities	2,367,539	2,126,802

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 282,912 in 2017 and 283,909 in 2016	283	284
Additional paid-in capital	—	—
Retained earnings	2,212,301	2,121,749
Accumulated other comprehensive loss	(9,890)	(14,219)
Total stockholders' equity	2,202,694	2,107,814
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,570,233	$4,234,616

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands, except per share data)

Net revenues	$2,295,615	$2,194,719	$2,306,864
Cost of goods sold	849,135	950,331	1,034,997
Gross margin	1,446,480	1,244,388	1,271,867
Operating expenses:
Research and development	453,977	467,161	521,772
Selling, general and administrative	291,511	288,899	308,065
Intangible asset amortization	9,189	12,205	16,077
Impairment of long-lived assets	7,517	160,582	67,042
Impairment of goodwill and intangible assets	—	27,602	93,010
Severance and restructuring expenses	12,453	24,479	30,642
Other operating expenses (income), net	(22,944)	(50,389)	(2,021)
Total operating expenses	751,703	930,539	1,034,587
Operating income (loss)	694,777	313,849	237,280
Interest and other income (expense), net	(15,188)	(28,795)	8,890
Income (loss) before provision for income taxes	679,589	285,054	246,170
Income tax provision	107,976	57,579	40,132
Net income (loss)	$571,613	$227,475	$206,038

Earnings (loss) per share:
Basic	$2.02	$0.80	$0.73
Diluted	$1.98	$0.79	$0.71

Shares used in the calculation of earnings (loss) per share:
Basic	283,147	285,081	283,675
Diluted	287,974	289,479	288,949

Dividends declared and paid per share	$1.32	$1.20	$1.12

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Net income (loss)	$571,613	$227,475	$206,038
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0 in 2017, 2016, 2015	(1,723)	356	33
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(137) in 2017, $202 in 2016, $(92) in 2015, respectively	510	(545)	64
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(2,988) in 2017, $(455) in 2016, $(458) in 2015, respectively	5,542	3,204	369
Tax effect of the unrealized exchange gains and losses on long-term intercompany receivables	—	—	(527)
Other comprehensive income (loss), net	4,329	3,015	(61)
Total comprehensive income (loss)	$575,942	$230,490	$205,977

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balance, June 28, 2014	284,441	$285	$23,005	$2,423,794	$(17,173)	$2,429,911
Net income	—	—	—	206,038	—	206,038
Other comprehensive income (loss), net	—	—	—	—	(61)	(61)
Repurchase of common stock	(6,210)	(6)	(162,271)	(32,811)	—	(195,088)
Net issuance of restricted stock units	1,792	—	(27,793)	—	—	(27,793)
Stock options exercised	3,169	3	58,584	—	—	58,587
Stock-based compensation	—	—	79,381	—	—	79,381
Tax benefit (shortfall) on settlement of equity instruments	—	—	8,155	—	—	8,155
Modification of liability to equity instruments	—	—	7,848	—	—	7,848
Common stock issued under Employee Stock Purchase Plan	1,631	1	40,950	—	—	40,951
Dividends paid, $1.12 per common share	—	—	—	(317,909)	—	(317,909)
Balance, June 27, 2015	284,823	$283	$27,859	$2,279,112	$(17,234)	$2,290,020
Net income	—	—	—	227,475	—	227,475
Other comprehensive income (loss), net	—	—	—	—	3,015	3,015
Repurchase of common stock	(6,811)	(7)	(194,264)	(42,815)	—	(237,086)
Net issuance of restricted stock units	1,416	2	(24,086)	—	—	(24,084)
Stock options exercised	3,200	4	79,604	—	—	79,608
Stock-based compensation	—	—	69,539	—	—	69,539
Tax benefit (shortfall) on settlement of equity instruments	—	—	7,375	—	—	7,375
Common stock issued under Employee Stock Purchase Plan	1,281	2	33,973	—	—	33,975
Dividends paid, $1.20 per common share	—	—	—	(342,023)	—	(342,023)
Balance, June 25, 2016	283,909	$284	$—	$2,121,749	$(14,219)	$2,107,814
Net income	—	—	—	571,613	—	571,613
Other comprehensive income (loss), net	—	—	—	—	4,329	4,329
Repurchase of common stock	(6,057)	(6)	(143,309)	(108,484)	—	(251,799)
Net issuance of restricted stock units	1,275	1	(25,184)	—	—	(25,183)
Stock options exercised	2,741	3	63,000	—	—	63,003
Stock-based compensation	—	—	71,225	—	—	71,225
Cumulative adjustment for adoption of ASU 2016-09	—	—	—	1,394	—	1,394
Common stock issued under Employee Stock Purchase Plan	1,044	1	34,268	—	—	34,269
Dividends paid, $1.32 per common share	—	—	—	(373,971)	—	(373,971)
Balance, June 24, 2017	282,912	$283	$—	$2,212,301	$(9,890)	$2,202,694

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$571,613	$227,475	$206,038
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	71,117	69,701	79,491
Depreciation and amortization	164,292	244,637	299,396
Deferred taxes	(7,895)	(48,138)	(72,507)
In process research and development written-off	—	27,602	8,900
Loss (gain) from sale of property, plant and equipment	16,365	2,283	419
Tax benefit (shortfall) on settlement of equity instruments	—	7,375	8,155
Excess tax benefit from stock-based compensation	—	(9,550)	(12,549)
Impairment of long-lived assets	1,462	160,153	67,010
Impairment of goodwill and intangible assets	—	—	84,110
Impairment of investments in privately-held companies	6,720	—	94
Loss (gain) on sale of business	(26,620)	(58,944)	(35,849)
Changes in assets and liabilities:
Accounts receivable	78	22,313	16,984
Inventories	(21,215)	44,086	2,163
Other current assets	(3,547)	2,943	(8,783)
Accounts payable	(6,205)	(3,676)	(4,201)
Income taxes payable	60,798	56,641	62,350
Deferred margin on shipments to distributors	(23,805)	8,452	4,593
All other accrued liabilities	(29,501)	(31,468)	(12,108)
Net cash provided by (used in) operating activities	773,657	721,885	693,706

Cash flows from investing activities:
Purchases of property, plant and equipment	(51,421)	(69,369)	(75,816)
Proceeds from sale of property, plant, and equipment	10,792	85,142	29,035
Proceeds from sale of available-for-sale securities	50,994	—	—
Proceeds from maturity of available-for-sale securities	75,000	50,000	—
Proceeds from sale of business	42,199	105,000	35,550
Purchases of available-for-sale securities	(450,135)	(99,948)	(25,142)
Purchases of privately-held companies' securities	(2,825)	(10,483)	(200)
Other investing activities	—	2,380	500
Net cash provided by (used in) investing activities	(325,396)	62,722	(36,073)

Cash flows from financing activities
Excess tax benefit from stock-based compensation	—	9,550	12,549
Repayment of notes payable	(250,000)	—	(437)
Issuance of debt	500,000	250,000	—
Debt issuance cost	(3,688)	(283)	—
Net issuance of restricted stock units	(25,183)	(24,084)	(27,793)
Proceeds from stock options exercised	63,003	79,608	58,587
Issuance of common stock under employee stock purchase program	34,269	33,975	40,951
Repurchase of common stock	(251,799)	(237,086)	(195,088)
Dividends paid	(373,971)	(342,023)	(317,909)
Net cash provided by (used in) financing activities	(307,369)	(230,343)	(429,140)

Net increase (decrease) in cash and cash equivalents	140,892	554,264	228,493
Cash and cash equivalents:
Beginning of year	2,105,229	1,550,965	1,322,472
End of year	$2,246,121	$2,105,229	$1,550,965

Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the year for income taxes	$76,243	$43,898	$40,500
Cash paid for interest	$29,375	$29,381	$29,410

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$3,853	$2,810	$4,921
Modification of liability to equity instruments	$—	$—	$7,848
Common stock valued at $40.0 million received as consideration in sale of inventory, property, plant and equipment for the Company's wafer manufacturing facility in San Antonio, Texas	$—	$40,000	$—

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim Integrated”, the “Company,” “we,” “us” or “our”), incorporated in Delaware, designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The Company also provides a range of high-frequency process technologies and capabilities for use in custom designs. The analog market is fragmented and characterized by diverse applications and a great number of product variations with varying product life cycles. Maxim Integrated is a global company with a manufacturing facility in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. Integrated circuit assembly is performed by foreign assembly subcontractors, located in countries throughout Asia, where wafers are separated into individual integrated circuits and assembled into a variety of packages. The major end-markets the Company's products are sold in are the automotive, communications and data center, computing, consumer and industrial markets.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2017, 2016, and 2015 were each 52-week fiscal years (ended on June 24, 2017, June 25, 2016, and June 27, 2015, respectively).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, valuation allowance for deferred tax assets, reserves relating to uncertain tax positions, allowances for doubtful accounts, customer returns and allowances, allowance for distributor credits, inventory valuation, reserves relating to litigation matters, assumptions about the fair value of reporting units, accrued liabilities and reserves, assumptions related to the calculation of stock-based compensation and the value of intangibles acquired and goodwill associated with business combinations. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

The Company's short-term investments are considered available-for-sale and classified as short-term as these investments generally consist of highly marketable securities that are available to meet near-term cash requirements. Such securities are carried at fair market value based on market quotes and other observable inputs. Unrealized gains and losses, net of tax, on securities in this category are reported as equity in the Consolidated Statement of Comprehensive Income. Realized gains and losses on sales of investment securities are determined based on the specific identification method and are included in Interest and other income (expense), net in the Consolidated Statements of Income.

Derivative Instruments

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and Euro, South Korean Won, and Japanese Yen expenditures for sales offices and research and development activities undertaken outside of the U.S. The Company

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is exposed to fluctuations in foreign currency exchange rates for cash flows for expenditures and on orders and accounts receivable from sales in these foreign currencies. The Company has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements.

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

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) net realizable value. The Company's standard cost revision policy is to monitor manufacturing variances and revise standard costs on a quarterly basis. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years for machinery and equipment and up to 40 years for buildings and building improvements. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Income. The classification is based mainly on whether the asset is operating or not.

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

Intangible Assets and Goodwill

The Company accounts for intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other, (“ASC 350”). The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually in the fourth fiscal

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with ASC 350, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. In accordance with ASC 350-20-35-3, the Company's performs a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than it's carrying amount. If, as a result of the qualitative assessment, the company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company performs the quantitative goodwill impairment test. This test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company recognizes an impairment of goodwill measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit.

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In addition, the Company may consider its relationship with the customer when reviewing product claims. In limited circumstances and for strategic customers in certain unique industries and applications, the Company's product warranty may extend for up to five years, and may also include financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses above and beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications and losses and/or damages result from the defective product.

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

An allowance for distributor credits covering price adjustments is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates.

The Company had historically recognized a portion of revenue through certain distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and the amount of potential returns, and over the past several years, has made investments in its systems and updates to processes around its distribution channel to improve the quality of the information for preparing such estimates. Resulting from this continuous reassessment, in the fourth quarter of fiscal 2017 the Company began recognizing revenue with a certain distributor (less its estimate of future price adjustments and returns) upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition).

Related Party Transactions

A member of the Company's board of directors is also a member of the board of directors of Flextronics International Ltd. During the fiscal years ended June 24, 2017, June 25, 2016, and June 27, 2015, the Company sold approximately $70.4 million, $73.8 million, and $60.4 million, respectively, in products to Flextronics International Ltd., a contract manufacturer, in the ordinary course of its business.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. ASC No. 718, Compensation-Stock Compensation, allows forfeitures to be either expensed as incurred or estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. The Company has elected to estimate forfeitures at the time of grant and update if necessary. Such updates could have a material effect on the Company's operating results.

The Company uses the Monte Carlo simulation model to measure the fair value of its market stock units on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

Restructuring

Post-employment benefits accrued for workforce reductions related to restructuring activities in the United States are accounted for under ASC No. 712, Compensation-Nonretirement Postemployment Benefits. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. In accordance with ASC No. 420, Exit or Disposal Cost Obligations, generally costs associated with restructuring activities initiated outside the United States have been recognized when they are incurred.

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

Pursuant to the Company's charter documents and separate written indemnification agreements, the Company has certain indemnification obligations to its current officers and directors, as well as certain former officers and directors. The indemnification agreements provide, among other things, that the Company will indemnify each of its directors and officers, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines, and settlements each may be required to pay in actions or proceedings to which he or she may be made a party by reason of his or her position or positions as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws.

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company derived approximately 42% of its fiscal year 2017 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. The Company's primary distributor is Avnet Electronics (“Avnet”). Avnet, like the Company's other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Avnet accounted for 22%, 19% and 19% of revenues in fiscal years 2017, 2016 and 2015, respectively, and 22% and 18% of accounts receivable in fiscal years 2017 and 2016, respectively. Sales to Samsung, the Company's largest single end customer (through direct sales and distributors), accounted for approximately 10%, 14% and 15% of net revenues in fiscal years 2017, 2016 and 2015, respectively, and 11% and 18% of accounts receivable as of June 24, 2017 and June 25, 2016. No other customer accounted for 10% or more of the Company's revenues in the fiscal years 2017, 2016, and 2015, and no other customer accounted for 10% or more of the Company's accounts receivable in fiscal years 2017 and 2016.

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

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company early-adopted ASU No. 2016-09 at the beginning of the first quarter of fiscal year 2017. As a result of the adoption, in the first quarter of fiscal year 2017 the Company recorded a $1.4 million cumulative-effect adjustment to retained earnings for the recognition of excess tax benefits generated by the settlement of share-based awards in prior periods and a discrete income tax benefit of $3.3 million to the income tax provision for excess tax benefits generated by the settlement, in the first quarter of fiscal year 2017, of share-based awards. The adoption was on a prospective basis and therefore had no impact on prior periods.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under this guidance, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. The Company early-adopted this guidance in the fourth quarter of fiscal year 2017 during the annual impairment test in which no impairment was identified. The adoption was on a prospective basis and therefore had no impact on prior periods.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company early-adopted this guidance in the fourth quarter of fiscal year 2017. The adoption did not have a material impact to its consolidated financial statements and was adopted on a prospective basis and therefore had no impact on prior periods.

(ii) Recent Accounting Updates Not Yet Effective

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. ASU No. 2014-09 is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. Although early adoption in the first quarter of fiscal year 2018 is permitted, the Company does not intend to early adopt. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, as well as its selected transition method.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is sold.  ASU No. 2016-16 is effective beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. This update provides guidance for reporting by an employee benefit plan for its interest in a master trust. The guidance is effective beginning in the first quarter of fiscal year 2020 on a retrospective basis, with early application permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this standard provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this standard are effective beginning in the first quarter of fiscal year 2019, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 24, 2017	June 25, 2016
Inventories:	(in thousands)
Raw materials	$11,779	$6,505
Work-in-process	151,614	148,762
Finished goods	83,849	72,662
	$247,242	$227,929

The increase of inventory from the period ended June 25, 2016 to June 24, 2017 was primarily driven by higher finished goods levels to support growth in the automotive end market. In addition, an increased utilization of the Beaverton, Oregon manufacturing facility resulted in an increase in work-in-process inventory.

Property, plant and equipment, net, consist of:

	June 24, 2017	June 25, 2016
Property, plant and equipment:	(in thousands)
Land	$18,952	$18,952
Buildings and building improvements	254,513	240,507
Machinery and equipment	1,286,031	1,370,322
	1,559,496	1,629,781
Less: accumulated depreciation and amortization	(952,915)	(937,230)
	$606,581	$692,551

The Company recorded $108.5 million, $177.2 million and $209.0 million of depreciation expense in fiscal years 2017, 2016 and 2015, respectively. Included in depreciation expense was $4.2 million, $54.6 million and $51.5 million of accelerated depreciation expense in fiscal years 2017, 2016, and 2015, respectively, resulting from the change in estimated useful lives of certain long lived assets included in restructuring plans.

Accrued salary and related expenses consist of:

	June 24, 2017	June 25, 2016
Accrued salary and related expenses:	(in thousands)
Accrued bonus	$85,600	$90,638
Accrued vacation	29,621	30,753
Accrued salaries	14,528	14,320
Accrued severance and post-employment benefits	526	14,230
Accrued fringe benefits	4,317	4,748
Other	10,707	12,009
	$145,299	$166,698

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not hold any Level 3 assets or liabilities as of June 24, 2017 and June 25, 2016.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 24, 2017				As of June 25, 2016
	Fair Value				Fair Value
	Measurements Using			Total Balance	Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$952,462	$—	$—	$952,462	$1,658,321	$—	$—	$1,658,321
U.S. treasury bills (2)	—	498,718	—	498,718	—	125,439	—	125,439
Foreign currency forward contracts (3)	—	848	—	848	—	695	—	695
Investment in common stock (3)	—	—	—	—	—	40,000	—	40,000
Total Assets	$952,462	$499,566	$—	$1,452,028	$1,658,321	$166,134	$—	$1,824,455
Liabilities
Foreign currency forward contracts (4)	$—	$386	$—	$386	$—	$1,327	$—	$1,327
Total Liabilities	$—	$386	$—	$386	$—	$1,327	$—	$1,327

(1) Included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.
(2) Included in Short-term investments in the accompanying Consolidated Balance Sheets.
(3) Included in Other current assets in the accompanying Consolidated Balance Sheets.
(4) Included in Accrued expenses in the accompanying Consolidated Balance Sheets.

During the fiscal years ended June 24, 2017 and June 25, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 24, 2017 and June 25, 2016 other than impairments of Long-Lived assets. For details, please refer to Note 9: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 24, 2017				June 25, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. treasury bills	$499,952	$—	$(1,234)	$498,718	$124,950	$489	$—	$125,439
Total available-for-sale investments	$499,952	$—	$(1,234)	$498,718	$124,950	$489	$—	$125,439

In the fiscal years ended June 24, 2017 and June 25, 2016, the Company did not recognize any impairment charges on short-term investments. The U.S. treasury bills have maturity dates between December 15, 2017 and June 15, 2019.
Derivative instruments and hedging activities

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and British Pound, Indian Rupee, Taiwan New Dollar, South Korean Won, and Chinese Yuan, expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that exclusively utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of June 24, 2017 and June 25, 2016, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $36.2 million and $68.0 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $0.2 million and $2.6 million, respectively.

Derivatives not designated as hedging instruments

As of June 24, 2017 and June 25, 2016, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $44.5 million and $25.4 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $21.6 million and $24.6 million, respectively. The fair values of outstanding foreign currency forward contracts and gain (loss) included in the Consolidated Statements of Income were not material for the fiscal years ended June 24, 2017 and June 25, 2016.

Outstanding debt obligations
The following table summarizes the Company's outstanding debt obligations:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 24, 2017	June 25, 2016
	(in thousands)
3.450% fixed rate notes due June 2027	$500,000	$—
2.5% fixed rate notes due November 2018	500,000	500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Short-term credit agreement	—	250,000
Total outstanding debt	1,500,000	1,250,000

Less: Current portion (included in “Current portion of debt”)	—	(249,717)
Less: Reduction for unamortized discount and debt issuance costs	(12,322)	(10,193)
Total long-term debt	$1,487,678	$990,090

Long-term debt

On June 15, 2017, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.450% senior unsecured and unsubordinated notes due in June 2027 (“2027 Notes”), with an effective interest rate of 3.5%. Interest on the 2027 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2017. The net proceeds of this offering were approximately $495.2 million, after issuing at a discount and deducting paid expenses.

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

The debt indentures that govern the 2027 Notes, the 2023 Notes and the 2018 Notes, respectively, include covenants that, under certain circumstances, limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to secure additional debt funding in the future. In circumstances involving a change of control of the Company followed by a downgrade of the rating of the 2027 Notes, the 2023 Notes or the 2018 Notes, the Company would be required to make an offer to repurchase the affected notes at a purchase price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $31.7 million, $29.4 million and $29.4 million during the years ended June 24, 2017, June 25, 2016, and June 27, 2015, respectively.

The estimated fair value of the Company's long-term debt was approximately $1,516 million as of June 24, 2017. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $34.3 million, $32.7 million, and $32.5 million during the fiscal years ended June 24, 2017, June 25, 2016, and June 27, 2015, respectively.

Credit facilities
Revolving credit facility

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 24, 2017, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.
Short-term credit agreement

On June 23, 2016, a wholly-owned foreign subsidiary of the Company entered into a short-term credit agreement (the “Credit Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Lender”), in order to facilitate the return of capital to the Company. The Credit Agreement provided for, among other things, the Lender making an unsecured term loan in an amount equal to $250 million and had a maturity date of June 22, 2017. On December 21, 2016, the $250 million aggregate principal amount and all outstanding interest on the loan were repaid.

Other financial instruments

For the balance of the Company's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At June 24, 2017, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

MSUs granted to employees typically vest ratably over a four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap depending on the Company's performance. The performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index, (the “SPDR S&P”).

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Consolidated Statements of Income for fiscal years 2017, 2016 and 2015:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 24, 2017
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$536	$6,630	$1,928	$9,094
Research and development	1,654	29,504	4,514	35,672
Selling, general and administrative	1,424	22,713	2,214	26,351
Pre-tax stock-based compensation expense	$3,614	$58,847	$8,656	$71,117
Less: income tax effect				12,934
Net stock-based compensation expense				$58,183

	For the Year Ended
	June 25, 2016
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$837	$5,697	$2,340	$8,874
Research and development	3,469	27,784	5,133	36,386
Selling, general and administrative	3,043	19,127	2,271	24,441
Pre-tax stock-based compensation expense	$7,349	$52,608	$9,744	$69,701
Less: income tax effect				11,314
Net stock-based compensation expense				$58,387

	For the Year Ended
	June 27, 2015
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$1,391	$8,226	$2,257	$11,874
Research and development	4,783	31,899	5,375	42,057
Selling, general and administrative	3,863	19,414	2,283	25,560
Pre-tax stock-based compensation expense	$10,037	$59,539	$9,915	$79,491
Less: income tax effect				14,131
Net stock-based compensation expense				$65,360

The expenses included in the Consolidated Statements of Income related to Restricted Stock Units and Other Awards include expenses related to Market Stock Units of $3.6 million, $2.8 million and $1.7 million for fiscal years 2017, 2016 and 2015, respectively.

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

The Company did not grant any stock options in fiscal year 2017 or fiscal year 2016.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of June 24, 2017 and their activity during fiscal years 2017, 2016 and 2015:

	Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance at June 28, 2014	16,163,644	$25.74
Options Granted	63,584	32.22
Options Exercised	(3,168,704)	18.39
Options Cancelled	(2,885,508)	33.62

Balance at June 27, 2015	10,173,016	25.83
Options Granted	—	—
Options Exercised	(3,242,881)	25.05
Options Cancelled	(995,056)	32.67

Balance at June 25, 2016	5,935,079	25.11
Options Granted	—	—
Options Exercised	(2,741,659)	22.98
Options Cancelled	(393,413)	27.07

Balance at June 24, 2017	2,800,007	$26.92	2.6	$55,880,831

Exercisable at June 24, 2017	2,059,979	$26.36	2.3	$42,236,422

Vested and expected to vest, June 24, 2017	2,782,570	$26.90	2.6	$55,526,775

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 23, 2017, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 24, 2017.

The following table summarizes information about stock options that were outstanding and exercisable at June 24, 2017:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 24, 2017	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable at June 24, 2017	Weighted Average Exercise Price
$12.00 - $20.00	99,797	1.7	$18.16	99,797	$18.16
$20.01 - $30.00	2,607,002	2.6	$27.03	1,897,457	$26.57
$30.01 - $40.00	93,208	3.6	$32.99	62,725	$32.81
	2,800,007			2,059,979

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during fiscal years 2017, 2016 and 2015 were $55.1 million, $39.8 million and $45.6 million, respectively. As of June 24, 2017, there was $1.2 million of total unrecognized compensation costs related to 0.7 million unvested stock options expected to be recognized over a weighted average period of approximately 0.5 years.

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

The weighted average fair value of RSUs and other awards granted was $37.33, $29.75 and $27.92 per share for fiscal years 2017, 2016 and 2015, respectively.

The following table summarizes outstanding and expected to vest RSUs and other awards as of June 24, 2017 and their activity during fiscal years 2017, 2016 and 2015:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014	7,880,997
Restricted stock units and other awards granted	3,178,117
Restricted stock units and other awards released	(2,589,639)
Restricted stock units and other awards cancelled	(1,339,490)

Balance at June 27, 2015	7,129,985
Restricted stock units and other awards granted	2,905,973
Restricted stock units and other awards released	(2,049,430)
Restricted stock units and other awards cancelled	(1,365,715)

Balance at June 25, 2016	6,620,813
Restricted stock units and other awards granted	2,237,679
Restricted stock units and other awards released	(1,876,050)
Restricted stock units and other awards cancelled	(1,040,319)

Balance at June 24, 2017	5,942,123	2.6	$279,524,492

Expected to vest at June 24, 2017	4,980,900	2.6	$233,404,993

(1) Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company's common stock on June 23, 2017, the last business day preceding the fiscal year end, multiplied by the number of RSUs and other awards outstanding, or expected to vest as of June 24, 2017.

The Company withheld shares totaling $25.2 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the fiscal year ended June 24, 2017. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

As of June 24, 2017, there was $133.0 million of unrecognized compensation cost related to 5.9 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Market Stock Units

The Company granted Market Stock Units (“MSUs”) to senior members of management in September 2014, September 2015 and September 2016. The grant of MSUs was in lieu of granting stock options. MSUs are valued based on the relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index XSD, (the “SPDR S&P”). The fair

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD index. Vesting for MSUs is contingent upon both service and market conditions, which is over a four-year period.

The following table summarizes the number of MSUs outstanding and expected to vest as of June 24, 2017 and their activity during fiscal years 2017, 2016 and 2015:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at June 28, 2014 (2)	120,000
Market stock units granted	423,044
Market stock units released	(42,476)
Market stock units cancelled	(85,728)

Balance at June 27, 2015	414,840
Market stock units granted	361,684
Market stock units released	—
Market stock units cancelled	(102,992)

Balance at June 25, 2016	673,532
Market stock units granted	308,432
Market stock units released	—
Market stock units cancelled	(163,936)

Balance at June 24, 2017	818,028	2.7	$38,332,792

Expected to vest at June 24, 2017	361,961	2.7	$16,961,472

(1) Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on June 23, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of June 24, 2017.

(2) Reflects shares previously granted to the Company’s Chief Executive Officer only.

As of June 24, 2017, there was $15.6 million of unrecognized compensation cost related to 0.8 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.7 years.

At June 24, 2017, the Company had 25.3 million shares of its common stock available for issuance to employees and other option recipients under the 1996 Plan.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”).

The Company issued 1 million shares of its common stock for total consideration of $34.3 million related to the ESPP during the fiscal year ended June 24, 2017. As of June 24, 2017, the Company had 7 million shares of its common stock reserved and available for future issuance under the ESPP.

The fair value of shares granted to employees under the ESPP in fiscal years 2017, 2016 and 2015 has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ESPP For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
Expected holding period (in years)	0.5	0.5	0.5
Risk-free interest rate	0.5% - 1.1%	0.1% - 0.5%	0.1%
Expected stock price volatility	19.1% - 30.4%	21.8% - 33.1%	20.7% - 26.4%
Dividend yield	3.0% - 3.6%	3.3% - 3.6%	3.3% - 3.7%

As of June 24, 2017, there was $4.8 million of unrecognized compensation expense related to the ESPP.

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

In fiscal year 2015, $7.8 million was reclassified from accrued salaries to additional paid-in capital due to the lapse of the statute of limitations of certain option holders to raise claims relating to the expired options. No reclassification occurred in fiscal years 2016 or 2017.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$571,613	$227,475	$206,038

Denominator for basic earnings (loss) per share	283,147	285,081	283,675
Effect of dilutive securities:
Stock options, ESPP, RSUs and MSUs	4,827	4,398	5,274
Denominator for diluted earnings (loss) per share	287,974	289,479	288,949

Earnings (loss) per share:
Basic	$2.02	$0.80	$0.73
Diluted	$1.98	$0.79	$0.71

For the fiscal year ended June 24, 2017, no stock options were excluded from the calculation of diluted earnings per share. Approximately 0.5 million, and 3.6 million stock options were excluded from the calculation of diluted earnings per share for the fiscal years ended June 25, 2016 and June 27, 2015, respectively. These options were excluded because they were determined to be antidilutive. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Fiscal Year 2017

In fiscal year 2017, the Company elected to perform a qualitative analysis to assess impairment of goodwill rather than to perform the quantitative goodwill impairment test. The key qualitative factors considered in the assessment included the change in the industry and competitive environment, market capitalization, and overall financial performance. Based on the results of this qualitative analysis, the Company determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and therefore, the Company concluded that goodwill was not impaired in fiscal year 2017.

Fiscal Year 2016

The Company performed the annual goodwill impairment analysis during the fourth quarter of fiscal year 2016 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value. No indicators or instances of impairment were identified during fiscal year 2016.

During the fiscal year ended June 25, 2016, $20.4 million of goodwill from the Micros and Security reporting unit was included in the sale of the Company's energy metering business.

No other indicators or instances of impairment were identified during the fiscal year ended June 25, 2016.

Activity and goodwill balances for the fiscal years ended June 24, 2017 and June 25, 2016 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
(in thousands)
Balance at June 27, 2015	$511,647
Adjustments	—
Divestitures	(20,999)
Balance at June 25, 2016	490,648
Adjustments	367
Balance at June 24, 2017	$491,015

Intangible Assets

The useful lives of amortizing intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	June 24, 2017			June 25, 2016
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$451,885	$377,806	$74,079	$420,285	$331,321	$88,964
Customer relationships	115,634	99,812	15,822	115,634	92,744	22,890
Trade name	8,500	8,086	414	8,500	6,486	2,014
Patent	2,500	1,948	552	2,500	1,428	1,072
Total amortizable purchased intangible assets	578,519	487,652	90,867	546,919	431,979	114,940
IPR&D	—	—	—	31,600	—	31,600
Total purchased intangible assets	$578,519	$487,652	$90,867	$578,519	$431,979	$146,540

During the fiscal year ended June 24, 2017, $31.6 million of IPR&D was completed and reclassified to amortizable Intellectual Property. During the fiscal year ended June 25, 2016, $20.3 million of purchased intangible assets, net, was included in the sale of the energy metering business line. For details, please refer Note 9: “Impairment of long-lived assets”.

During fiscal years 2016 and 2015, the Company recorded impairment of intangible assets of $27.6 million and $8.9 million, respectively, related to write-offs of acquired IPR&D resulting from the Company’s decision to abandon previously acquired technologies. Intangible asset reviews are performed when indicators exist that could indicate the carrying value may not be recoverable based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate.

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Cost of goods sold	$46,484	$55,031	$74,366
Intangible asset amortization	9,189	12,205	16,077
Total intangible asset amortization expenses	$55,673	$67,236	$90,443

The following table represents the estimated future amortization expense of intangible assets as of June 24, 2017:

Fiscal Year	Amount
(in thousands)
2018	$48,146
2019	19,861
2020	9,942
2021	8,154
2022	2,563
Thereafter	2,201
Total intangible assets	$90,867

NOTE 9: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2017:

During the fiscal year ended June 24, 2017, the Company recorded $7.5 million in impairment of long-lived assets in the Company's Consolidated Statements of Income. The impairment was primarily associated with certain investments in privately held companies. The Company uses various inputs to evaluate investments in privately held companies including valuations of recent financing events as well as other information regarding the issuer’s historical and forecasted performance. The Company reached its conclusion regarding the asset impairment due to changes, during the fiscal year 2017, in the financial condition of certain investments in privately held companies which indicated an other than temporary impairment.

During the second quarter of fiscal year 2016, the Company classified the micro-electromechanical systems (MEMS) business line, including associated tangible assets and goodwill, as held for sale but no impairment charge was recorded as the carrying value of the product line's associated assets approximated or was less than the fair value, less cost to sell. The fair values of the assets were determined after consideration of quoted market prices of similar equipment and offers received. During the first quarter of fiscal year 2017, the Company completed the sale of this business line for approximately $42.2 million, resulting in a gain of $26.6 million, included in Other operating income (expenses), net, in the Consolidated Statements of Income.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal year 2015:

During the fiscal year ended June 27, 2015, the Company recorded $67.0 million in impairment of long-lived assets in the Company's Consolidated Statements of Income.

The impairment was primarily related to the write down of equipment relating to the Sensing Solutions reporting unit of $45.2 million. The Company reached its conclusion regarding the asset impairment after determining that the undiscounted cash flows fell below the net book value of the net assets of the Sensing Solutions reporting unit (the asset group). As a result, the Company reduced the assets to their fair value after conducting an evaluation of each asset’s alternative use, the condition of the asset and the current market and pricing demand.

The impairment was also related to the write down of used fabrication tools and software of $21.8 million identified by the Company as obsolete. The Company reduced the fabrication tools to their fair value after conducting an evaluation of each asset’s alternative use, the condition of the asset and the current market pricing and demand.

NOTE 10: SEGMENT INFORMATION

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

Net revenues from unaffiliated customers by geographic region were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
United States	$286,732	$246,969	$281,374
China	843,371	837,345	947,231
Rest of Asia	718,540	676,116	665,388
Europe	390,488	377,938	347,275
Rest of World	56,484	56,351	65,596
	$2,295,615	$2,194,719	$2,306,864

Net long-lived assets by geographic region were as follows:

	Fiscal Year Ended
	June 24, 2017	June 25, 2016
	(in thousands)

United States	$374,775	$423,653
Philippines	128,241	141,569
Rest of World	103,565	127,329
	$606,581	$692,551

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

Future annual minimum payments for all commitments are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Payment due by period
	Total	Fiscal year 2018	Fiscal year 2019	Fiscal year 2020	Fiscal year 2021	Fiscal year 2022	Thereafter
Contractual Obligations	(in thousands)
Operating lease obligations (1)	$53,734	$11,081	$7,563	$5,319	$4,800	$4,441	$20,530
Long-term debt obligations (2)	1,500,000	—	500,000	—	—	—	1,000,000
Interest payments associated with debt obligations (3)	284,272	46,625	38,986	34,125	34,125	34,125	96,286
Capital equipment and inventory related purchase obligations (4)	581,667	86,685	74,100	71,282	57,179	42,778	249,643
Total	$2,419,673	$144,391	$620,649	$110,726	$96,104	$81,344	$1,366,459

(1) The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2036.
(2) Long-term debt represents amounts primarily due for the Company's long-term notes.
(3) Interest payments calculated based on contractual payment requirements under the debt agreements.
(4) The Company orders some materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received. Additionally, in 2016 the Company entered into a long-term supply agreement with the semiconductor foundry TowerJazz to supply finished wafers on existing Maxim processes and products which contains minimum purchase requirements.

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

Rental expense amounted to approximately $12 million, $10 million, and $9 million in fiscal years 2017, 2016 and 2015, respectively.

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

Product Warranty

The Company accrues for specific and estimated products claims resulting from defects in materials, workmanship and material non-conformance to the Company’s specifications. The Company's aggregate product warranty liabilities for the fiscal years ended June 24, 2017 and June 25, 2016 were $5.4 million and $8.6 million, respectively.

NOTE 12: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the fiscal years ended June 24, 2017 and June 25, 2016 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on post-retirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)

June 27, 2015	$(6,280)	$(10,004)	$(1,136)	$53	$133	$(17,234)
Other comprehensive income (loss) before reclassifications	—	—	—	(1,197)	356	(841)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	3,659	—	450	—	4,109
Tax effects	—	(455)	—	202	—	(253)
Other comprehensive income (loss)	—	3,204	—	(545)	356	3,015
June 25, 2016	$(6,280)	$(6,800)	$(1,136)	$(492)	$489	$(14,219)
Other comprehensive income (loss) before reclassifications	—	7,563	—	(1,412)	2,728	8,879
Amounts reclassified out of accumulated other comprehensive income (loss)	—	967	—	2,059	(4,451)	(1,425)
Tax effects	—	(2,988)	—	(137)	—	(3,125)
Other comprehensive income (loss)	—	5,542	—	510	(1,723)	4,329
June 24, 2017	$(6,280)	$(1,258)	$(1,136)	$18	$(1,234)	$(9,890)

Amounts reclassified out of Unrealized loss on post-retirement benefits were included in Selling, general and administrative in the Consolidated Statements of Income. Amounts reclassified out of Unrealized loss on cash flow hedges were included in Net revenues, Cost of goods sold and Other operating expenses (income), net in the Consolidated Statements of Income.

NOTE 13: COMMON STOCK REPURCHASES

In July 2013, the Board of Directors authorized the Company to repurchase up to $1.0 billion of the Company's common stock from time to time at the discretion of the Company's management. This stock repurchase authorization had no expiration date. All prior authorizations by the Company's Board of Directors for the repurchase of common stock were superseded by this authorization.

During fiscal years 2017, 2016 and 2015, the Company repurchased approximately 6.1 million, 6.8 million and 6.2 million shares of its common stock for $251.8 million, $237.1 million and $195.1 million, respectively. As of June 24, 2017, the Company had a remaining authorization of $77.9 million for future share repurchases.

On July 20, 2017, the board of directors of the Company authorized the repurchase of up to $1.0 billion of the Company's common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The Company's prior repurchase authorization has been cancelled and superseded by this new repurchase authorization.

NOTE 14: INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Interest and other income (expense):
Interest income (expense), net	$(22,706)	$(29,757)	$(31,545)
Other income (expense), net	7,518	962	40,435
Total	$(15,188)	$(28,795)	$8,890

As discussed in Note 5, Interest income (expense), net consists primarily of interest expense associated with long-term notes. Interest expense associated with the notes was $31.7 million, $29.4 million and $29.4 million during the years ended June 24, 2017, June 25, 2016 and June 27, 2015, respectively. Interest expense associated with debt discounts and issuance fees was $2.7 million, $1.9 million and $2.0 million during the fiscal years ended June 24, 2017, June 25, 2016 and June 27, 2015, respectively.

During the fiscal year ended June 27, 2015, Interest income (expense), net included the $35.8 million gain on the sale of the Capacitive Touch Business. The Company completed a sale of its Capacitive Touch business for approximately $39.5 million resulting in a gain of $35.8 million. As a result of the nature of the operations, the Company concluded that the sale would not qualify as a discontinued operation and recorded the impact of the sale (gain) in Interest and other income (expense), net.

NOTE 15: INCOME TAXES

Pretax income (loss) is as follows:

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Domestic pre-tax income (loss)	$154,628	$(48,985)	$68,289
Foreign pre-tax income (loss)	524,961	334,039	177,881
Total	$679,589	$285,054	$246,170

The provision for income taxes consisted of the following:

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Federal
Current	$107,303	$98,810	$108,736
Deferred	(8,171)	(52,240)	(74,190)
State
Current	(361)	1,808	3,791
Deferred	(436)	(2,406)	(3,269)
Foreign
Current	8,930	10,278	8,294
Deferred	711	1,329	(3,230)
Total provision for income taxes	$107,976	$57,579	$40,132

As of June 24, 2017, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $1.3 billion that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At June 24, 2017 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $412.2 million.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company's Federal statutory tax rate to the Company's effective tax rate is as follows:

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	(0.2)	(0.6)	(0.4)
General business credits	(1.3)	(2.8)	(2.8)
Effect of foreign operations	(20.2)	(21.7)	(24.6)
Stock-based compensation	0.1	4.7	5.9
Interest accrual for unrecognized tax benefits	2.1	3.2	2.6
Non-deductible goodwill	—	2.5	—
Other	0.4	(0.1)	0.6
Effective tax rate	15.9%	20.2%	16.3%

In the first quarter of fiscal year 2017 the Company adopted ASU 2016-09, which requires excess tax benefits and tax deficiencies generated by the settlement of share-based awards to be recognized as part of the income tax provision. The tax rate impact for general business credits and stock-based compensation for the fiscal year ended June 24, 2017 includes the impact of excess tax benefits of $2.8 million and $11.6 million, respectively, generated by the settlement of share-based awards in fiscal year 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

	For the Year Ended
	June 24, 2017	June 25, 2016
	(in thousands)
Deferred tax assets:
Distributor related accruals and sales return and allowance accruals	$10,746	$23,482
Accrued compensation	36,630	39,979
Stock-based compensation	14,919	15,562
Net operating loss carryovers	45,743	44,962
Tax credit carryovers	71,231	57,101
Other reserves and accruals not currently deductible for tax purposes	50,126	36,516
Other	5,179	11,552
Total deferred tax assets	234,574	229,154

Deferred tax liabilities:
Fixed assets and intangible assets cost recovery, net	(66,355)	(82,504)
Unremitted earnings of foreign subsidiaries	(13,703)	(11,842)
Other	(3,296)	(3,695)
Total deferred tax liabilities	(83,354)	(98,041)

Net deferred tax assets /(liabilities) before valuation allowance	151,220	131,113
Valuation allowance	(110,411)	(95,060)
Net deferred tax assets/(liabilities)	$40,809	$36,053

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance as of June 24, 2017 and June 25, 2016 primarily relates to certain state and foreign net operating loss carryforwards and certain state tax credit carryforwards. The valuation allowance increased by $15.4 million in fiscal year 2017, which was primarily due to valuation allowances that were established for net operating loss and credit carryforwards generated during the fiscal year 2017 and the adoption of ASU 2016-09 in the first quarter of fiscal year 2017.

As of June 24, 2017, the Company has $21.5 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2021 and 2033, $40.1 million of state net operating loss carryforwards expiring at various dates through fiscal year 2033, $139.0 million of foreign net operating loss carryforwards with no expiration date, $8.2 million of state tax credit carryforwards expiring at various dates through fiscal year 2032, and $101.3 million of state tax credit carryforwards with no expiration date.

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

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

	For the Year Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Balance as of beginning of year	$482,745	$427,629	$396,765
Tax positions related to current year:
Addition	57,791	53,899	55,343
Tax positions related to prior year:
Addition	1,059	3,035	214
Reduction	(1,410)	(205)	(2,433)
Settlements	—	(943)	(21,458)
Lapses in statutes of limitations	(616)	(670)	(802)
Balance as of end of year	$539,569	$482,745	$427,629

The total amount of gross unrecognized tax benefits as of June 24, 2017 that, if recognized, would affect the effective tax rate is $539.6 million. Due to the Company’s adoption of ASU 2016-09 in the first quarter of fiscal year 2017, none of the gross unrecognized tax benefits as of June 24, 2017, if recognized, would affect additional paid-in capital.

Consistent with prior years, the Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during the fiscal years ended June 24, 2017, June 25, 2016, and June 27, 2015 was $22.4 million, $14.7 million and $6.5 million, respectively, and the total amount of interest and penalties accrued as of June 24, 2017, June 25, 2016, and June 27, 2015 was $71.4 million, $49.0 million, and $34.4 million, respectively.

The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

During the fiscal year ended June 27, 2015, $21.2 million of unrecognized tax benefits were recognized due to the favorable settlement of a Singapore tax issue and $3.6 million of related interest and penalty accruals were reversed.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). The IRS has concluded its field examination of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011 and issued an IRS Revenue Agent's Report in July 2016 that includes proposed adjustments for transfer pricing issues related to cost sharing and buy-in license payments for the use of intangible property by one of the Company’s international subsidiaries.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the fiscal tax years that remain subject to examination, as of June 24, 2017, for the Company's major tax jurisdictions are as follows:

United States - Federal	2009	-	Forward
United States - Various States	2009	-	Forward
Ireland	2012	-	Forward
Japan	2011	-	Forward
Philippines	2014	-	Forward
Singapore	2013	-	Forward
United Kingdom	2012	-	Forward

NOTE 16: RESTRUCTURING ACTIVITIES

Fiscal year 2017

During the fiscal year ended June 24, 2017, the Company recorded $12.5 million in “Severance and restructuring expenses" in the Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions and the closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

During the fiscal year ended June 24, 2017, the Company completed the closure of its Dallas, Texas campus, including ceasing operations of its WLP manufacturing facility. The Company recorded accelerated depreciation charges of $3.5 million in “Cost of goods sold” and $0.8 million in "Operating expenses" in the Consolidated Statements of Income during the fiscal year ended June 24, 2017 in connection with this closure.

Fiscal year 2016

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

During the fiscal year ending June 25, 2016, the Company recorded accelerated depreciation charges of $41.6 million in “Cost of goods sold” and $0.4 million in “Severance and restructuring expenses” in the Consolidated Statements of Income. The sale of the San Jose wafer fabrication facility took place during the second quarter of fiscal year 2016. The cumulative costs recorded in fiscal year 2015 and 2016 to complete this restructuring plan were $100.3 million.

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

As part of the Dallas, Texas campus closure, including its WLP manufacturing facility in fiscal year 2017, the Company recorded accelerated depreciation charges of $13.0 million in “Cost of goods sold” in the Consolidated Statements of Income during the fiscal year ended June 25, 2016.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future expected restructuring costs to be incurred with other plans was $4.7 million as of June 25, 2016.

Fiscal year 2015

San Jose Fab Shutdown

As part of the San Jose wafer fabrication facility shutdown noted above, the Company recorded accelerated depreciation charges of $51.5 million in “Cost of goods sold” and $6.7 million in “Severance and restructuring expenses” in the Consolidated Statements of Income during the fiscal year ending June 27, 2015.

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

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the fiscal years ended June 24, 2017 and June 25, 2016:

	Balance, June 27, 2015	Fiscal 2016			Balance, June 25, 2016	Fiscal 2017			Balance, June 24, 2017
		Charges	Cash Payments	Change in Estimates		Charges	Cash Payments	Change in Estimates
	(in thousands)
Severance - San Jose Fab Shutdown	$6,725	$973	$(7,166)	$(532)	$—	$—	$—	$—	$—
Severance - Other plans (1)	11,496	27,478	(27,934)	(3,462)	7,578	12,671	(19,506)	(217)	526
Total	$18,221	$28,451	$(35,100)	$(3,994)	$7,578	$12,671	$(19,506)	$(217)	$526
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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended
	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands, except per share data)

Operating income (loss), as reported	$694,777	$313,849	$237,280
Operating income (loss), excluding accelerated depreciation expense	699,003	368,475	288,774
Effect of change in estimate	$(4,226)	$(54,626)	$(51,494)

Net income (loss), as reported	$571,613	$227,475	$206,038
Net income (loss), excluding accelerated depreciation expense	575,547	283,129	259,182
Effect of change in estimate	$(3,934)	$(55,654)	$(53,144)

Basic earnings (loss) per share, as reported	$2.02	$0.80	$0.73
Diluted earnings (loss) per share, as reported	$1.98	$0.79	$0.71

Basic earnings (loss) per share, excluding accelerated depreciation expense	$2.03	$0.99	$0.91
Diluted earnings (loss) per share, excluding accelerated depreciation expense	$2.00	$0.98	$0.90

Effect of change in estimate - basic earnings (loss) per share	$(0.01)	$(0.19)	$(0.18)
Effect of change in estimate - diluted earnings (loss) per share	$(0.02)	$(0.19)	$(0.19)

NOTE 17: BENEFITS

Defined contribution plan

U.S. employees are automatically enrolled in the Maxim Integrated 401(k) plan when they meet eligibility requirements, unless they decline participation. Under the terms of the plan Maxim Integrated matches 100% of the employee contributions for the first 3% of employee eligible compensation and an additional 50% match for the next 2% of employee eligible compensation, up to the IRS Annual Compensation Limits. Total defined contribution expense was $12.4 million, $13.0 million and $14.7 million in fiscal years 2017, 2016 and 2015, respectively.

Non-U.S. Pension Benefits

The Company provides defined-benefit pension plans in certain countries. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, with third party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

Maxim Integrated is enrolled in a retirement plan for employees in the Philippines. This plan is a non-contributory and defined benefit type that provides retirement to employees equal to one month salary for every year of credited service. The benefits are paid in a lump sum amount upon retirement or separation from the Company. Total defined benefit liability was $10.3 million and $9.7 million as of June 24, 2017 and June 25, 2016, respectively. Total accumulated other comprehensive income benefit related to this retirement plan was $0.6 million, $1.1 million and $3.7 million for the fiscal years 2017, 2016, and 2015, respectively.

U.S. Employees Post-Retirement Medical Expense & Funded Status Reconciliation

The Company provides post-retirement medical expenses to certain former employees of Dallas Semiconductor as a result of the Company's acquisition of Dallas Semiconductor in 2001 as well as specific Maxim employees. A reconciliation of the funded status of these post-retirement benefits, is as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 24, 2017	Estimated Fiscal Year 2018 Expense	June 25, 2016	Fiscal Year 2017 Expense
	(in thousands, except percentages)
Accumulated post-retirement benefit obligation (APBO):
Retirees and beneficiaries	$(15,983)		$(22,641)
Active participants	(2,110)		(3,162)

Funded status	$(18,093)		$(25,803)

Actuarial gain (loss)	$99		$—
Prior service cost	—		—

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$225		$7,390
Prior service cost	1,318		1,675
Total	$1,543		$9,065

Net periodic post-retirement benefit cost/(income):
Interest cost		674		663
Amortization:
Prior service cost		356		356
Total net periodic post-retirement benefit cost		$1,030		$1,019

Employer contributions		$699		$710

Economic assumptions:
Discount rate	3.8%		3.7%
Medical trend	6.5%-5.0%		7.0%-5.0%

The following benefit payments are expected to be paid:

Non-Pension Benefits
(in thousands)
2018	$699
2019	736
2020	740
2021	797
2022	838
Thereafter	14,283
$18,093

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

The Company had $5.3 million and $5.3 million included in Other Assets as of June 24, 2017 and June 25, 2016, respectively, associated with the limited collateral assignment to the policy. The Company had a $6.2 million and $6.7 million obligation included in Other Liabilities as of June 24, 2017 and June 25, 2016, respectively, related to the anticipated continued funding associated with the policy.

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2017	6/24/2017	3/25/2017	12/24/2016	9/24/2016
	(in thousands, except percentages and per share data)
Net revenues (1)	$602,005	$581,216	$550,998	$561,396
Cost of goods sold	208,339	214,312	210,820	215,664
Gross margin	$393,666	$366,904	$340,178	$345,732
Gross margin %	65.4%	63.1%	61.7%	61.6%
Operating income (loss)	$199,378	$174,252	$149,074	$172,073
% of net revenues	33.1%	30.0%	27.1%	30.7%
Net income (loss) (2)	$163,309	$140,213	$130,477	$137,614

Earnings (loss) per share:
Basic	$0.58	$0.50	$0.46	$0.49
Diluted	$0.57	$0.49	$0.45	$0.48

Shares used in the calculation of earnings (loss) per share:
Basic	282,747	282,903	283,294	283,633
Diluted	287,494	287,882	288,106	288,574

Dividends declared and paid per share	$0.33	$0.33	$0.33	$0.33

(1) The fiscal quarter ended June 24, 2017, includes an incremental $19.4 million of revenue from beginning to recognize revenue with a certain distributor (less its estimate of future price adjustments and returns) upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition).

(2) The fiscal quarter ended September 24, 2016, includes a gain of $26.6 million associated with the sale of the Company's micro-electromechanical systems (MEMS) business line.

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

In our opinion, the accompanying consolidated balance sheet as of June 24, 2017 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and its subsidiaries as of June 24, 2017, and the results of their operations and their cash flows for the year ended June 24, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended June 24, 2017 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the income tax effects of share-based payments in the year ended June 24, 2017.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
August 11, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Maxim Integrated Products, Inc.
San Jose, California
We have audited the accompanying consolidated balance sheet of Maxim Integrated Products, Inc. and subsidiaries (the "Company") as of June 25, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended June 25, 2016. Our audits also included the consolidated financial statement schedule for the two years in the period ended June 25, 2016 listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxim Integrated Products, Inc. and subsidiaries as of June 25, 2016, and the results of their operations and their cash flows for each of the two years in the period ended June 25, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the two years in the period ended June 25, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
August 12, 2016

ITEM 16. FORM 10-K SUMMARY

None

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Reductions) to Allowances	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year ended June 24, 2017	$647	$121	$(175)	$593
Year ended June 25, 2016	$874	$(113)	$(114)	$647
Year ended June 27, 2015	$1,581	$(283)	$(424)	$874

Returns and allowances
Year ended June 24, 2017	$31,461	$143,950	$(128,836)	$46,575
Year ended June 25, 2016	$17,412	$79,956	$(65,907)	$31,461
Year ended June 27, 2015	$16,169	$81,476	$(80,233)	$17,412

(1) Uncollectible accounts written off.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2017	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tunç Doluca and Bruce E. Kiddoo, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tunç Doluca	President, Director and Chief Executive Officer	August 11, 2017
Tunç Doluca	(Principal Executive Officer)

/s/ Bruce E. Kiddoo	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	August 11, 2017
Bruce E. Kiddoo	(Principal Financial and Accounting Officer)

/s/ William P. Sullivan	Director and Chairman of the Board	August 11, 2017
William P. Sullivan

/s/ Tracy C. Accardi	Director	August 11, 2017
Tracy C. Accardi

/s/ James R. Bergman	Director	August 11, 2017
James R. Bergman

/s/ Joseph R. Bronson	Director	August 11, 2017
Joseph R. Bronson

/s/ Robert E. Grady	Director	August 11, 2017
Robert E. Grady

/s/ William D. Watkins	Director	August 11, 2017
William D. Watkins

/s/ MaryAnn Wright	Director	August 11, 2017
MaryAnn Wright

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
160 Rio Robles
San Jose, California 95134
(408) 601-1000

Stock Listing

At August 4, 2017, there were approximately 677 stockholders of record of the Company's common stock as reported by Computershare. Maxim Integrated common stock is traded on the Nasdaq Global Select Market under the symbol “MXIM”.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Underwriting Agreement, dated June 8, 2017, between Maxim Integrated Products, Inc. and Merrill Lynch.	8-K	1.1	6/13/2017

3.1	Restated Certificate of Incorporation of the Company.	10-K	3.1	9/26/1995

3.2	Amendments to Restated Certificate of Incorporation of the Company.	10-K 10-K 10-Q 10-Q 8-K	3.3 3.3 3.3 3.3 3.1	9/29/1997 9/24/1998 2/08/2000 2/09/2001 11/17/2015

3.3	Amended and Restated Bylaws.	10-Q	3.1	1/27/2017

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

10.1 (A)	The Company's Forms of Indemnity Agreement.	10-K	10.8	9/8/2005

10.2 (A)	Amended and Restated 1996 Stock Incentive Plan, as amended and restated.	Proxy Statement	Appendix B	9/30/2016

10.3 (A)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.26	9/24/2001

10.4 (A)	Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.28	9/24/2001

10.5 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees.	10-Q	10.30	11/5/2009

10.6 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders.	10-Q	10.31	11/5/2009

10.7 (A)	Employment Agreement between the Company and Tunç Doluca dated as of September 30, 1993.	10-K	10.33	9/30/2008

10.8 (A)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007.	10-Q	10.40	9/30/2008

10.9 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees.	10-Q	10.41	11/6/2008

10.10 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders.	10-Q	10.42	11/6/2008

10.11 (A)	2008 Employee Stock Purchase Plan, as amended.	Proxy Statement	Appendix A	9/30/2016

10.12 (A)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.45	8/26/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13 (A)	Change In Control Employee Severance Plan for U.S. Based Employees.	10-K	10.49	8/19/2010

10.14 (A)	Change In Control Employee Severance Plan for Non-U.S. Based Employees.	10-K	10.50	8/19/2010

10.15 (A)	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.	10-K	10.51	8/19/2010

10.16	Credit Agreement, dated October 13, 2011, and amended on June 27, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”).	10-Q	10.52	10/26/2011

10.17	Underwriting Agreement, dated March 11, 2013, between the Company and J.P. Morgan Securities LLC.	8-K	1.1	3/14/2013

10.18	Underwriting Agreement, dated June 8, 2017, between the Company and Merrill Lynch.	8-K	1.1	6/13/2017

10.19	Third Supplemental Indenture, dated as of November 21, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	11/21/2013

10.20	Indenture, dated June 10, 2010, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3	4.4	6/10/2010

10.21	Second Supplemental Indenture, dated as of March 18, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	3/21/2013

10.22	Fourth Supplemental Indenture, dated as of June 15, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	6/20/2017

10.23	Form of Performance Share Agreement.	10-Q	10.3	10/24/2014

10.24	Form of Global Restricted Stock Unit Agreement.	10-K	10.21	8/18/2015

10.25	Form of Global Employee Stock Purchase Plan Agreement.	10-K	10.22	8/18/2015

10.26	Second Amendment to Credit Agreement, dated July 21, 2015.	10-K	10.23	8/18/2015

10.27	Third Amendment to Credit Agreement, dated June 13, 2016.	10-K	10.25	8/12/2016

10.28 †	Supply Agreement between the Company and TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), a Delaware corporation and indirect wholly-owned subsidiary of Tower Semiconductor Ltd., an Israeli corporation, executed as of November 18, 2015.	10-Q/A	10.1	5/10/2016

10.29	Credit Agreement by and between Maxim Holding Company Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.1	6/24/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.30	Guaranty by Maxim Integrated Products, Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.2	6/24/2016

12.1	Statement of Ratio of Income to Fixed Charges.	Filed herewith

16.1	Letter from Deloitte & Touche LLP to the SEC, dated November 28, 2016.	8-K	16.1	11/28/2016

21.1	Subsidiaries of the Company.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

_____________________

(A) Management contract or compensatory plan or arrangement.

† Portions of the exhibit (indicated by bracketed asterisks) have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.