Form 10-Q
period 2017-09-23
MAXIM INTEGRATED PRODUCTS INC
filed 2017-10-20
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2017
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
YES [ ] NO [x]

As of October 13, 2017, there were 281,486,597 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 23, 2017	June 24, 2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,577,160	$2,246,121
Short-term investments	1,196,827	498,718
Total cash, cash equivalents and short-term investments	2,773,987	2,744,839
Accounts receivable, net of allowances of $107,916 at Q1'18 and $46,575 at Q4'17	233,215	256,454
Inventories	245,347	247,242
Other current assets	55,033	57,059
Total current assets	3,307,582	3,305,594
Property, plant and equipment, net	595,622	606,581
Intangible assets, net	79,850	90,867
Goodwill	491,015	491,015
Other assets	59,246	72,974
Assets held for sale	2,691	3,202
TOTAL ASSETS	$4,536,006	$4,570,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,915	$77,373
Income taxes payable	3,688	3,688
Accrued salary and related expenses	103,194	145,299
Accrued expenses	43,121	37,663
Deferred revenue on shipments to distributors	16,994	14,974
Total current liabilities	233,912	278,997
Long-term debt	1,488,406	1,487,678
Income taxes payable	573,831	557,498
Deferred tax liabilities	1,436	1,514
Other liabilities	40,677	41,852
Total liabilities	2,338,262	2,367,539

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	283	283
Retained earnings	2,207,052	2,212,301
Accumulated other comprehensive loss	(9,591)	(9,890)
Total stockholders’ equity	2,197,744	2,202,694
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,536,006	$4,570,233

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 23, 2017	September 24, 2016
	(in thousands, except per share data)

Net revenues	$575,676	$561,396
Cost of goods sold	201,845	215,664
Gross margin	373,831	345,732
Operating expenses:
Research and development	108,601	112,746
Selling, general and administrative	73,681	70,852
Intangible asset amortization	1,752	2,443
Impairment of long-lived assets	42	6,134
Severance and restructuring expenses	5,433	9,965
Other operating expenses (income), net	(844)	(28,481)
Total operating expenses	188,665	173,659
Operating income (loss)	185,166	172,073
Interest and other income (expense), net	(4,214)	(6,870)
Income (loss) before provision for income taxes	180,952	165,203
Income tax provision (benefit)	26,419	27,589
Net income (loss)	$154,533	$137,614

Earnings (loss) per share:
Basic	$0.55	$0.49
Diluted	$0.54	$0.48

Shares used in the calculation of earnings (loss) per share:
Basic	282,170	283,633
Diluted	286,437	288,574

Dividends declared and paid per share	$0.36	$0.33

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 23, 2017	September 24, 2016
	(in thousands)
Net income (loss)	$154,533	$137,614
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0 and $(1,633), respectively	(98)	2,612
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(120) and $(122), respectively	353	386
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(22) and $(2,805), respectively	44	4,847
Other comprehensive income (loss), net	299	7,845
Total comprehensive income (loss)	$154,832	$145,459

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 23, 2017	September 24, 2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$154,533	$137,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	17,287	17,120
Depreciation and amortization	36,754	43,485
Deferred taxes	12,115	14,895
Loss (gain) from sale of property, plant and equipment	61	652
Loss (gain) on sale of business	—	(26,620)
Impairment of long-lived assets	42	6,134
Changes in assets and liabilities:
Accounts receivable	23,239	3,013
Inventories	1,835	2,517
Other current assets	1,488	(12,099)
Accounts payable	(9,979)	(858)
Income taxes payable	16,333	110
Deferred margin on shipments to distributors	2,020	(3,025)
Accrued salary and related expenses	(42,105)	(55,572)
All other accrued liabilities	6,082	(3,964)
Net cash provided by (used in) operating activities	219,705	123,402
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,321)	(14,310)
Proceeds from sale of property, plant and equipment	1,473	205
Proceeds from sale of available-for-sale securities	18,101	24,540
Proceeds from maturity of available-for-sale securities	—	25,000
Proceeds from sale of business	—	42,199
Purchases of available-for-sale securities	(716,304)	(75,224)
Purchases of privately-held companies' securities	(606)	(2,337)
Net cash provided by (used in) investing activities	(711,657)	73
Cash flows from financing activities:
Net issuance of restricted stock units	(5,416)	(5,206)
Proceeds from stock options exercised	5,160	19,911
Repurchase of common stock	(75,291)	(57,709)
Dividends paid	(101,462)	(93,627)
Net cash provided by (used in) financing activities	(177,009)	(136,631)
Net increase (decrease) in cash and cash equivalents	(668,961)	(13,156)
Cash and cash equivalents:
Beginning of period	$2,246,121	$2,105,229
End of period	$1,577,160	$2,092,073
Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$502	$33,760
Cash paid for interest	$8,438	$8,438

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$3,375	$4,722
Common stock valued at $40.0 million received as consideration in sale of inventory, property, plant and equipment for the Company's wafer manufacturing facility in San Antonio, Texas; this common stock was sold during the fiscal year ended June 24, 2017.	—	25,922

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 23, 2017 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2017 was a 52-week fiscal year and fiscal year 2018 is a 53-week fiscal year.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) New Accounting Updates Recently Adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company early-adopted ASU 2017-12 during the first quarter of fiscal year 2018. There was no material change to the Company's consolidated financial statements as a result of this adoption for the first quarter of fiscal year 2018. The adoption was on a prospective basis and therefore had no impact on prior periods.

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. ASU No. 2014-09 is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. The Company presently expects to select the modified retrospective transition method. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact the Company's financial statements and disclosures, operational processes including internal controls, and business systems. During fiscal 2018, the Company plans to complete the transition of all revenue from distributors from sell-through to the sell-in basis of accounting. While we are continuing to assess all potential impacts, the Company does not expect the new guidance to materially impact the timing of recognition of future revenue from distributors.

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

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	September 23, 2017	June 24, 2017
Inventories:	(in thousands)
Raw materials	$13,218	$11,779
Work-in-process	154,313	151,614
Finished goods	77,816	83,849
	$245,347	$247,242

Property, plant and equipment, net consists of:

	September 23, 2017	June 24, 2017
Property, plant and equipment, net:	(in thousands)
Land	$17,731	$18,952
Buildings and building improvements	252,032	254,513
Machinery and equipment	1,298,688	1,286,031
	1,568,451	1,559,496
Less: accumulated depreciation	(972,829)	(952,915)
	$595,622	$606,581

Accrued salary and related expenses consist of:

	September 23, 2017	June 24, 2017
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$29,112	$29,621
Accrued bonus	27,813	85,600
Accrued salaries	15,622	14,528
ESPP withholding	14,062	3,513
Other	16,585	12,037
	$103,194	$145,299

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

The Company’s Level 2 assets and liabilities consist of U.S. treasury securities, Agency securities, Corporate debt securities, Certificates of deposit, Commercial paper, foreign currency forward contracts and long-term debt that are valued using quoted market prices or are determined using a yield curve model based on current market rates.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not hold any Level 3 assets or liabilities as of September 23, 2017 and June 24, 2017.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 23, 2017				As of June 24, 2017
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using					Total Balance
	Level 1	Level 2	Level 3		Level 1		Level 2		Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$100,896	$—	$—	$100,896	$952,462		$—		$—	$952,462
Commercial paper	—	34,614	—	34,614	—		—		—	—
Corporate debt securities	—	5,325	—	5,325	—		—		—	—
Short Term Investments
Agency securities	—	6,974	—	6,974	—		—	—	—	—
Certificates of deposit	—	47,549	—	47,549	—	—	—		—	—
Commercial paper	—	105,971	—	105,971	—		—		—	—
Corporate debt securities	—	381,115	—	381,115	—		—		—	—
U.S. Treasury securities	—	655,218	—	655,218	—		498,718		—	498,718
Other Current Assets
Foreign currency forward contracts	—	874	—	874	—		848		—	848
Total Assets	$100,896	$1,237,640	$—	$1,338,536	$952,462		$499,566		$—	$1,452,028

Liabilities
Other Current Liabilities
Foreign currency forward contracts	$—	$321	$—	$321	$—		$386		$—	$386
Total Liabilities	$—	$321	$—	$321	$—		$386		$—	$386

During the three months ended September 23, 2017 and June 24, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 23, 2017 and June 24, 2017 other than impairments of Long-Lived assets. For details, please refer to Note 14: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	September 23, 2017				June 24, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost		Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Agency Securities	6,973	1	—	6,974	—		—	—	—
Certificates of deposit	47,549	—	—	47,549	—	—	—	—	—
Commercial paper	105,971	—	—	105,971	—		—	—	—
Corporate debt securities	381,292	—	(177)	381,115	—		—	—	—
U.S. Treasury securities	$656,374	$—	$(1,156)	$655,218	$499,952		$—	$(1,234)	$498,718
Total available-for-sale investments	$1,198,159	$1	$(1,333)	$1,196,827	$499,952		$—	$(1,234)	$498,718

In the three months ended September 23, 2017 and the year ended June 24, 2017, the Company did not recognize any impairment charges on short-term investments. The U.S. Treasury securities have maturity dates between November 30, 2017 and June 15, 2019.

Our investment managers invest in various financial instruments including U.S Treasury securities, corporate debt securities, commercial paper, and certificates of deposit which include instruments issued or managed by industrial, financial, and utility institutions and U.S. Treasury securities which include U.S. government Treasury Bills and Treasury Notes.

Derivative instruments and hedging activities

In the first quarter of fiscal year 2018, the Company early-adopted ASU 2017-12, Derivatives and Hedging (Topic 815), which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. There was no material change to the Company's consolidated financial statements as a result of this adoption. This adoption was on a prospective basis and therefore had no impact on prior periods.

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and European Euro, Indian Rupee, Japanese Yen, Taiwan New Dollar, South Korean Won, and Chinese Yuan, expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of September 23, 2017 and June 24, 2017, the notional amounts of the forward contracts the Company held to purchase international currencies were $52.6 million and $36.2 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $1.5 million and $0.2 million, respectively.

Derivatives not designated as hedging instruments

As of September 23, 2017 and June 24, 2017, the notional amounts of the forward contracts the Company held to purchase international currencies were $15.9 million and $44.5 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $25.1 million and $21.6 million, respectively. The fair values of our outstanding foreign currency forward contracts and gain (loss) included in the Condensed Consolidated Statements of Income were not material for the three months ended September 23, 2017 and the year ended June 24, 2017.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following table summarizes the gains and (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	September 23, 2017
	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$575,676	$201,845	$188,665

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	(41)	3	1,148

Outstanding debt obligations

The following table summarizes the Company’s long-term debt:

	September 23, 2017	June 24, 2017
	(in thousands)
3.450% fixed rate notes due June 2027	$500,000	$500,000
2.5% fixed rate notes due November 2018	500,000	500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total	1,500,000	1,500,000
Less: Reduction for unamortized discount and debt issuance costs	(11,594)	(12,322)
Total long-term debt	$1,488,406	$1,487,678

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

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 3.375% senior unsecured and unsubordinated notes due in March 2023 (“2023 Notes”), with an effective interest rate of 3.5%. Interest on the 2023 Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of this offering were approximately $490 million, after issuing at a discount and deducting paid expenses.

The debt indentures that govern the 2027 Notes, the 2023 Notes and the 2018 Notes, respectively, include covenants that limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to secure additional debt funding in the future. In circumstances involving a change of control of the Company followed by a downgrade of the rating of the 2027 Notes, the 2023 Notes or the 2018 Notes, the Company would be required to make an offer to repurchase the affected notes at a purchase price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $12.6 million and $9.1 million during the three months ended September 23, 2017 and September 24, 2016, respectively.

The estimated fair value of the Company’s long-term debt was approximately $1,518 million as of September 23, 2017. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $12.6 million and $9.8 million during the three months ended September 23, 2017, and September 24, 2016, respectively.

Credit Facility
Revolving credit facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 23, 2017, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At September 23, 2017, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

Pursuant to the 1996 Plan, the exercise price for incentive stock options and non-statutory stock options is determined to be the fair market value of the underlying shares on the date of grant. Options typically vest ratably over a four-year period measured from the date of grant. Options generally expire no later than seven years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

RSUs granted to employees typically vest over a four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. RSUs granted after August 2017 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

MSUs granted to employees typically vest over a four-year cliff period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap depending on the Company's performance. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017, the performance metrics for this program are based on total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD; these MSUs vest based upon annual performance and subject to continued service through the end of the four-year cliff period. MSUs granted after August 2017 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 23, 2017 and September 24, 2016, respectively:

	Three Months Ended
	September 23, 2017				September 24, 2016
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$86	$1,836	$478	$2,400	$180	$1,583	$484	$2,247
Research and development	308	6,588	970	7,866	222	6,696	1,218	8,136
Selling, general and administrative	363	6,130	528	7,021	642	5,476	619	6,737
Pre-tax stock-based compensation expense	$757	$14,554	$1,976	$17,287	$1,044	$13,755	$2,321	$17,120
Less: income tax effect				2,890				3,067
Net stock-based compensation expense				$14,397				$14,053

The expenses included in the Condensed Consolidated Statements of Income related to RSUs include expenses related to MSUs of $1.4 million and $0.6 million for the three months ended September 23, 2017 and September 24, 2016, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three months ended September 23, 2017 and three months ended September 24, 2016.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 23, 2017 and their activity for the three months ended September 23, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2017	2,800,007	$26.92
Options Granted	—	$—
Options Exercised	(215,518)	$24.72
Options Cancelled	(16,119)	$27.65
Balance at September 23, 2017	2,568,370	$27.10	2.4	$50,795,978
Exercisable, September 23, 2017	2,207,281	$26.86	2.2	$44,006,223
Vested and expected to vest, September 23, 2017	2,572,898	$27.10	2.4	$50,687,189

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on September 22, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 23, 2017.

As of September 23, 2017, there was $0.5 million of total unrecognized stock compensation cost related to 0.4 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.2 years.

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

The weighted-average fair value of RSUs and other awards granted was $41.69 and $35.97 per share for the three months ended September 23, 2017 and September 24, 2016, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of September 23, 2017 and their activity during the three months ended September 23, 2017:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2017	5,942,123
Restricted stock units and other awards granted	1,474,402
Restricted stock units and other awards released	(379,894)
Restricted stock units and other awards cancelled	(212,505)
Balance at September 23, 2017	6,824,126	3.1	$320,782,316
Outstanding and expected to vest, September 23, 2017	5,580,218	2.9	$261,154,180

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on September 22, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of September 23, 2017.

The Company withheld shares totaling $5.4 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three months ended September 23, 2017. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 23, 2017, there was $174.6 million of unrecognized compensation expense related to 6.8 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Market Stock Units (MSUs)

The Company granted MSUs to senior members of management in September 2014, September 2015 and September 2016. The grant of MSUs was in lieu of granting stock options. These MSUs vest based on the relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). The Company also granted MSUs to senior members of management in September 2017; these MSUs vest based on the TSR of the Company relative to the TSR of the other companies included in the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD or the TSR of the companies included in the XSD index, as applicable. Vesting for MSUs is contingent upon both service and market conditions, and has a four-year vesting cliff period; provided that MSUs granted in September 2017 vest based upon annual performance and subject to continued service through the end of the four-year period.

The weighted-average fair value of MSUs granted was $51.03 and $37.29 per share for the three months ended September 23, 2017 and September 24, 2016, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of September 23, 2017 and their activity during the three months ended September 23, 2017:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2017	818,028
Market stock units granted	292,336
Market stock units released	—
Market stock units cancelled	(5,140)
Balance at September 23, 2017	1,105,224	3.2	$51,724,483
Outstanding and expected to vest, September 23, 2017	390,942	3.3	$18,296,091

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on September 22, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of September 23, 2017.

As of September 23, 2017, there was $29.0 million of unrecognized compensation expense related to 1.1 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.2 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

ESPP
Three Months Ended
	September 23, 2017	September 24, 2016
Expected holding period (in years)	0.5 years	0.5 years
Risk-free interest rate	0.8% - 1.1%	0.5%
Expected stock price volatility	19.1% - 24.7%	27.2% - 28.2%
Dividend yield	3.0% - 3.4%	3.5% - 3.6%

As of September 23, 2017 and September 24, 2016, there was $2.9 million and $3.1 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	September 23, 2017	September 24, 2016
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$154,533	$137,614

Denominator for basic earnings (loss) per share	282,170	283,633
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	4,267	4,941
Denominator for diluted earnings (loss) per share	286,437	288,574

Earnings (loss) per share
Basic	$0.55	$0.49
Diluted	$0.54	$0.48

For the three months ended September 23, 2017 and September 24, 2016, respectively, no stock options were determined to be anti-dilutive and therefore none were excluded from the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 23, 2017	September 24, 2016
	(in thousands)
United States	$64,641	$70,151
China	212,766	213,510
Rest of Asia	180,950	174,368
Europe	104,134	89,638
Rest of World	13,185	13,729
	$575,676	$561,396

Net long-lived assets by geographic region were as follows:

	September 23, 2017	June 24, 2017
	(in thousands)
United States	$364,999	$374,775
Philippines	129,031	128,241
Rest of World	101,592	103,565
	$595,622	$606,581

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss by component and related tax effects in the three months ended September 23, 2017 and September 24, 2016 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 24, 2017	$(6,280)	$(1,258)	$(1,136)	$18	$(1,234)	$(9,890)
Other comprehensive income (loss) before reclassifications	—	—	—	1,583	(98)	1,485
Amounts reclassified out of accumulated other comprehensive loss (income)	—	66	—	(1,110)	—	(1,044)
Tax effects	—	(22)	—	(120)	—	(142)
Other comprehensive income (loss)	—	44	—	353	(98)	299
September 23, 2017	$(6,280)	$(1,214)	$(1,136)	$371	$(1,332)	$(9,591)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 25, 2016	$(6,280)	$(6,800)	$(1,136)	$(492)	$489	$(14,219)
Other comprehensive income (loss) before reclassifications	—	—	—	448	4,245	4,693
Amounts reclassified out of accumulated other comprehensive loss (income)	—	7,652	—	60	—	7,712
Tax effects	—	(2,805)	—	(122)	(1,633)	(4,560)
Other comprehensive income (loss)	—	4,847	—	386	2,612	7,845
September 24, 2016	$(6,280)	$(1,953)	$(1,136)	$(106)	$3,101	$(6,374)

NOTE 10: INCOME TAXES

In the three months ended September 23, 2017 and September 24, 2016, the Company recorded an income tax provision of $26.4 million and $27.6 million, respectively. The Company’s effective tax rate for the three months ended September 23, 2017 and September 24, 2016 was 14.6% and 16.7%, respectively.

The Company’s federal statutory tax rate is 35%. The Company’s effective tax rate for the three months ended September 23, 2017 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and a $2.0 million discrete benefit for excess tax benefits generated by the settlement of share-based awards, partially offset by share-based compensation for which no tax benefit is expected and interest accruals for unrecognized tax benefits.

The Company's effective tax rate for the three months ended September 24, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and a $3.3 million discrete benefit for excess tax benefits generated by the settlement of share-based awards, partially offset by share-based compensation for which no tax benefit is expected.

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

Product Warranty

The Company accrues for specific and estimated products claims resulting from defects in materials, workmanship and material non-conformance to the Company’s specifications. The Company's aggregate product warranty liabilities as of September 23, 2017 and September 24, 2016 were $5.3 million and $9.6 million, respectively.

NOTE 12: COMMON STOCK REPURCHASES

On July 20, 2017, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company's common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. All prior repurchase authorizations by the Company’s Board of Directors for the repurchase of common stock were cancelled and superseded by this new repurchase authorization.

During the three months ended September 23, 2017, the Company repurchased approximately 1.7 million shares of its common stock for $75.3 million. As of September 23, 2017, the Company had remaining authorization of $951.0 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Fiscal Year 2018

No indicators or instances of impairment were identified in the three months ended September 23, 2017.

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

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	September 23, 2017			June 24, 2017
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$453,685	$388,870	$64,815	$451,885	$377,806	$74,079
Customer relationships	115,634	101,034	14,600	115,634	99,812	15,822
Trade name	8,500	8,486	14	8,500	8,086	414
Patents	2,500	2,079	421	2,500	1,948	552
Total amortizable purchased intangible assets	580,319	500,469	79,850	578,519	487,652	90,867
IPR&D	—	—	—	—	—	—
Total purchased intangible assets	$580,319	$500,469	$79,850	$578,519	$487,652	$90,867

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 23, 2017	September 24, 2016
	(in thousands)
Cost of goods sold	$11,064	$12,602
Intangible asset amortization	1,752	2,443
Total intangible asset amortization expenses	$12,816	$15,045

The following table represents the estimated future amortization expense of intangible assets as of September 23, 2017:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2018	$35,555
2019	20,161
2020	10,242
2021	8,454
2022	2,862
Thereafter	2,576
Total intangible assets	$79,850

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2018:

During the three months ended September 23, 2017, impairment of long-lived assets recorded in the Company's Condensed Consolidated Statements of Income was not material.

Fiscal year 2017:

During the fiscal year ended June 24, 2017, the Company recorded $7.5 million in impairment of long-lived assets in the Company's Consolidated Statements of Income. The impairment was primarily associated with certain investments in privately held companies. The Company uses various inputs to evaluate investments in privately held companies including valuations of recent financing events as well as other information regarding the issuer's historical and forecasted performance. The Company reached its conclusion regarding the asset impairment due to changes, during the fiscal year 2017, in the financial condition of certain investments in privately held companies which indicated an other than temporary impairment.

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

NOTE 15: RESTRUCTURING ACTIVITIES

Fiscal year 2018:

During the three months ended September 23, 2017, the Company recorded $5.4 million in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions. Multiple job classifications and locations were impacted by these activities.

Fiscal year 2017:

During the fiscal year ended June 24, 2017, the Company recorded $12.5 million in “Severance and restructuring expenses” in the Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions and the closure of the Dallas wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities.

During the fiscal year ended June 24, 2017, the Company completed the closure of its Dallas, Texas campus, including ceasing operations of its WLP manufacturing facility. The Company recorded accelerated depreciation charges of $3.5 million in "Cost of goods sold" and $0.8 million in "Operating expenses" in the Consolidated Statements of Income during the fiscal year ended June 24, 2017 in connection with this closure.

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the three months ended September 23, 2017:

	Balance, June 24, 2017	Three Months Ended September 23, 2017			Balance, September 23, 2017
		Charges	Cash Payments	Change in Estimates
	(in thousands)
Severance - All plans (1)	$526	5,238	(4,268)	195	$1,691

(1)	Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.

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

Overview of Business

Maxim Integrated is incorporated in the state of Delaware. Maxim Integrated designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. We also provide a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. We are a global company with a wafer manufacturing facility in the U.S., testing facilities in the Philippines and Thailand and sales and circuit design offices around the world. The major end-markets in which our products are sold are the Automotive, Communications and Data Center, Computing, Consumer and Industrial markets.

During fiscal year 2015, we commenced activities to close down the operations in our Hillsboro, Oregon testing site and consolidate such operations with our facility in Beaverton, Oregon, which were completed in fiscal year 2017.

Also, we announced in July 2015 that we intended to close our wafer level packaging ("WLP") manufacturing facility in Dallas, Texas in fiscal year 2017. On April 7, 2016, we entered into an agreement for the sale of its Dallas, Texas campus, including our WLP manufacturing facility, for approximately $34.5 million. We completed the sale of our Dallas, Texas campus, including our WLP manufacturing facility in Dallas, Texas in fiscal year 2016. In connection with this sale agreement, we entered into a lease and facility sharing agreement to lease back portions of the Dallas, Texas campus. We completed the transition of design, administration and manufacturing activities and discontinued our operations in the WLP manufacturing facility in Dallas, Texas during fiscal year 2017.

On April 13, 2016, we entered into agreements for the sale of our micro-electromechanical systems (MEMS) business line, including related assets and inventory, for approximately $42.2 million. We completed the sale of our micro-electromechanical systems (MEMS) business line in fiscal year 2017.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts impairment of long-lived assets; assessment of recoverability of intangible assets and goodwill, which impacts impairment of goodwill and intangible assets; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further in the Management’s Discussion and Analysis of Financial Condition in our Annual Report on Form 10-K for the fiscal year ended June 24, 2017. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

There have been no material changes during the three months ended September 23, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 23, 2017	September 24, 2016

Net revenues	100.0%	100.0%
Cost of goods sold	35.1%	38.4%
Gross margin	64.9%	61.6%
Operating expenses:
Research and development	18.9%	20.1%
Selling, general and administrative	12.8%	12.6%
Intangible asset amortization	0.3%	0.4%
Impairment of long-lived assets	—%	1.1%
Severance and restructuring expenses	0.9%	1.8%
Other operating expenses (income), net	(0.1)%	(5.1)%
Total operating expenses	32.8%	30.9%
Operating income	32.2%	30.7%
Interest and other income (expense), net	(0.7)%	(1.2)%
Income before provision for income taxes	31.4%	29.4%
Income tax provision (benefit)	4.6%	4.9%
Net income (loss)	26.8%	24.5%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 23, 2017	September 24, 2016
Cost of goods sold	0.4%	0.4%
Research and development	1.4%	1.4%
Selling, general and administrative	1.2%	1.2%
	3.0%	3.0%

Net Revenues

Net revenues were $575.7 million and $561.4 million for the three months ended September 23, 2017 and September 24, 2016, respectively. Revenue from industrial products was up 12% driven by higher sales of core industrial products. Revenue from automotive products was also up 13%, primarily driven by growth in infotainment. These increases were partially offset by a decrease in revenue from consumer products of 8%, primarily due to lower shipments of smartphone products.

During the three months ended September 23, 2017 and September 24, 2016, approximately 89% and 88% of net revenues, respectively, were derived from customers outside of the United States. While more than 98% of these sales are denominated in U.S. Dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets and liabilities denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 23, 2017 and September 24, 2016 was immaterial.

Gross Margin

Our gross margin percentages were 64.9% and 61.6% for the three months ended September 23, 2017 and September 24, 2016, respectively. Our gross margin increased by 3.3%, due to continued benefits from increased outsourcing of manufacturing, improved factory utilization and focus on cost reductions.

Research and Development

Research and development expenses were $108.6 million and $112.7 million for the three months ended September 23, 2017 and September 24, 2016, respectively, which represented 18.9% and 20.1% of net revenues for each respective period. The $4.1 million decrease was primarily due to continued portfolio management.

Selling, General and Administrative

Selling, general and administrative expenses were $73.7 million and $70.9 million for the three months ended September 23, 2017 and September 24, 2016, respectively, which represented 12.8% and 12.6% of net revenues for each respective period. The $2.8 million increase was primarily attributable to an increase in employee related expenses.

Severance and Restructuring Expenses

Severance and restructuring expenses were $5.4 million and $10.0 million for the three months ended September 23, 2017 and September 24, 2016, respectively, which represented 0.9% and 1.8% of net revenues for each respective period. The $4.6 million decrease was primarily due to the timing of reorganization of certain business units and functions and the closure of the Dallas wafer level packaging manufacturing facilities which was completed in fiscal year 2017.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $(0.8) million and $(28.5) million during the three months ended September 23, 2017 and September 24, 2016, respectively, which represented 0.1% and 5.1% of net revenues for each respective period. This net decrease in other operating income of $27.6 million was primarily driven by the $26.6 million gain on the sale of micro-electromechanical systems (MEMS) business line in the first quarter of fiscal year 2017.

Provision for Income Taxes

In the three months ended September 23, 2017 and September 24, 2016, we recorded an income tax provision of $26.4 million and $27.6 million, respectively. Our effective tax rate for the three months ended September 23, 2017 and September 24, 2016 was 14.6% and 16.7%, respectively.

Our federal statutory tax rate is 35%. The effective tax rate for the three months ended September 23, 2017 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates, and a $2.0 million discrete benefit for excess tax benefits generated by the settlement of share-based awards, partially offset by share-based compensation for which no tax benefit is expected and interest accruals for unrecognized tax benefits.

The effective tax rate for the three months ended September 24, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and a $3.3 million discrete benefit for excess tax benefits generated by the settlement of share-based awards, partially offset by share-based compensation for which no tax benefit is expected.

BACKLOG

At September 23, 2017 and June 24, 2017, our current quarter backlog was approximately $426.0 million and $389.1 million, respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future U.S. distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Three Months Ended
	September 23, 2017	September 24, 2016
	(in thousands)
Net cash provided by (used in) operating activities	$219,705	$123,402
Net cash provided by (used in) investing activities	(711,657)	73
Net cash provided by (used in) financing activities	(177,009)	(136,631)
Net increase (decrease) in cash and cash equivalents	$(668,961)	$(13,156)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $219.7 million in the three months ended September 23, 2017, an increase of $96.3 million compared with the three months ended September 24, 2016. This increase was primarily driven by higher net income driven by increased profitability, a decrease in accounts receivable due to the timing of collections, and higher income taxes payable.

Investing activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities.

Cash used in investing activities increased by $711.7 million for the three months ended September 23, 2017 compared with the three months ended September 24, 2016. The increase was due primarily to a $641.1 million increase in purchases of available-for-sale-securities during the three months ended September 23, 2017.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities increased by approximately $40.4 million for the three months ended September 23, 2017 compared to the three months ended September 24, 2016. The increase was primarily due to $17.6 million in higher repurchases of our common stock, $14.8 million lower proceeds from stock options exercised in the three months ended September 23, 2017, and a $7.8 million increase in quarterly dividends.

Liquidity and Capital Resources

Long Term Debt Levels
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

The estimated fair value of outstanding debt is $1,518 million and $1,516 million as of September 23, 2017 and June 24, 2017, respectively.

Off-Balance-Sheet Arrangements

As of September 23, 2017, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended September 23, 2017 and September 24, 2016 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 23, 2017. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of September 23, 2017. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 23, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 24, 2017, which is incorporated herein by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2013, the Board of Directors authorized the Company to repurchase up to $1 billion of the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization was cancelled by the Company's board of directors and suspended by the new repurchase authorization on July 20, 2017 as further described below.

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

The following table summarizes the activity related to stock repurchases for the three months ended September 23, 2017:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jun 25, 2017 - Jul 22, 2017	576	$45.75	576	$1,000,000
Jul 23, 2017 - Aug 19, 2017	628	$45.30	628	$971,550
Aug 20, 2017 - Sep 23, 2017	454	$45.18	454	$951,033
Total for the quarter	1,658	$45.42	1,658	$951,033

In the fiscal quarter ended September 23, 2017, the Company repurchased approximately 1.7 million shares of its common stock for approximately $75.3 million. As of September 23, 2017, the Company had remaining authorization of $951.0 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

In August 2017, the Company’s Change In Control Employee Severance Plan for U.S. Based Employees, Change in Control Employee Severance Plan for Non-U.S. Based Employees, and Equity Award Policy Acceleration of Vesting in the Event of a Change in Control for Employees Based Outside the U.S. (collectively, the “Change in Control Plans”) were modified for Level II-V Employees (as defined in the Change of Control Plans) with respect to the one time cash payment, benefit continuation, and acceleration of equity award vesting.  The Change in Control Plans are filed in their entirety as Exhibits 10.4, 10.5, and 10.6 to this Quarterly Report on Form 10-Q.

ITEM 6: EXHIBITS

(a) Exhibits

10.1	Form of Global Performance Share Agreement
10.2	Form of Global Restricted Stock Unit Agreement
10.3	Form of Global Employee Stock Purchase Plan Agreement
10.4	Change In Control Employee Severance Plan for U.S. Based Employees
10.5	Change In Control Employee Severance Plan for Non-U.S. Based Employees
10.6	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 23, 2017, (ii) Condensed Consolidated Balance Sheets at September 23, 2017 and June 24, 2017, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended September 23, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 23, 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

October 20, 2017	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Sumeet Gagneja

Sumeet Gagneja
Vice President, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)