Form 10-Q
period 2017-12-30
MAXIM INTEGRATED PRODUCTS INC
filed 2018-01-26
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [x] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller” reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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
YES [ ] NO [x]

As of January 19, 2018, there were 218,214,018 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 30, 2017	June 24, 2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,631,510	$2,246,121
Short-term investments	1,191,765	498,718
Total cash, cash equivalents and short-term investments	2,823,275	2,744,839
Accounts receivable, net of allowances of $117,039 at December 30, 2017 and $46,575 at June 24, 2017	235,695	256,454
Inventories	259,597	247,242
Other current assets	24,153	57,059
Total current assets	3,342,720	3,305,594
Property, plant and equipment, net	597,818	606,581
Intangible assets, net	67,716	90,867
Goodwill	491,015	491,015
Other assets	65,243	76,176
TOTAL ASSETS	$4,564,512	$4,570,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,770	$77,373
Income taxes payable	10,523	3,688
Accrued salary and related expenses	113,716	145,299
Accrued expenses	37,687	37,663
Deferred revenue on shipments to distributors	—	14,974
Current portion of debt	498,694	—
Total current liabilities	745,390	278,997
Long-term debt	990,428	1,487,678
Income taxes payable	801,260	557,498
Other liabilities	41,736	43,366
Total liabilities	2,578,814	2,367,539

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	283	283
Retained earnings	1,997,207	2,212,301
Accumulated other comprehensive loss	(11,792)	(9,890)
Total stockholders’ equity	1,985,698	2,202,694
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,564,512	$4,570,233

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
	(in thousands, except per share data)

Net revenues	$622,637	$550,998	$1,198,313	$1,112,394
Cost of goods sold	212,961	210,820	414,806	426,484
Gross margin	409,676	340,178	783,507	685,910
Operating expenses:
Research and development	115,896	114,057	224,497	226,803
Selling, general and administrative	85,323	71,543	159,005	142,395
Intangible asset amortization	995	2,348	2,747	4,791
Impairment of long-lived assets	850	383	892	6,517
Severance and restructuring expenses	6,523	864	11,956	10,829
Other operating expenses (income), net	(959)	1,909	(1,804)	(26,572)
Total operating expenses	208,628	191,104	397,293	364,763
Operating income (loss)	201,048	149,074	386,214	321,147
Interest and other income (expense), net	(3,121)	(636)	(7,334)	(7,506)
Income (loss) before provision for income taxes	197,927	148,438	378,880	313,641
Income tax provision (benefit)	272,942	17,961	299,361	45,550
Net income (loss)	$(75,015)	$130,477	$79,519	$268,091

Earnings (loss) per share:
Basic	$(0.27)	$0.46	$0.28	$0.95
Diluted	$(0.27)	$0.45	$0.28	$0.93

Shares used in the calculation of earnings (loss) per share:
Basic	281,560	283,294	281,852	283,464
Diluted	281,560	288,106	286,355	288,364

Dividends declared and paid per share	$0.36	$0.33	$0.72	$0.66

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
	(in thousands)
Net income (loss)	$(75,015)	$130,477	$79,519	$268,091
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0, $1,633, $0 and $0, respectively	(2,122)	(4,369)	(2,220)	(1,757)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $69, $439, $(51) and $317, respectively	(3)	(1,107)	350	(721)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(142), $(28), $(164), and $(2,833), respectively	(76)	59	(32)	4,906
Other comprehensive income (loss), net	(2,201)	(5,417)	(1,902)	2,428
Total comprehensive income (loss)	$(77,216)	$125,060	$77,617	$270,519

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 30, 2017	December 24, 2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$79,519	$268,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	38,327	35,193
Depreciation and amortization	72,567	85,625
Deferred taxes	8,927	7,375
Loss (gain) from sale of property, plant and equipment	(588)	4,550
Loss (gain) on sale of business	—	(26,620)
Impairment of long-lived assets	42	797
Impairment of investments in privately-held companies	850	5,720
Changes in assets and liabilities:
Accounts receivable	20,759	32,189
Inventories	(12,290)	(9,995)
Other current assets	32,947	(19,682)
Accounts payable	3,664	(12,857)
Income taxes payable	250,597	17,248
Deferred margin on shipments to distributors	(14,974)	(2,642)
Accrued salary and related expenses	(31,582)	(57,223)
All other accrued liabilities	815	(11,737)
Net cash provided by (used in) operating activities	449,580	316,032
Cash flows from investing activities:
Purchase of property, plant and equipment	(36,734)	(30,085)
Proceeds from sale of property, plant and equipment	2,917	2,429
Proceeds from sale of available-for-sale securities	39,996	50,994
Proceeds from maturity of available-for-sale securities	118,211	25,000
Proceeds from sale of business	—	42,199
Purchases of available-for-sale securities	(853,470)	(300,846)
Purchases of privately-held companies' securities	(2,106)	(2,663)
Net cash provided by (used in) investing activities	(731,186)	(212,972)
Cash flows from financing activities:
Repayment of notes payable	—	(250,000)
Net issuance of restricted stock units	(11,520)	(9,445)
Proceeds from stock options exercised	18,667	27,066
Issuance of common stock under employee stock purchase program	14,975	17,658
Repurchase of common stock	(152,244)	(118,944)
Dividends paid	(202,883)	(187,189)
Net cash provided by (used in) financing activities	(333,005)	(520,854)
Net increase (decrease) in cash and cash equivalents	(614,611)	(417,794)
Cash and cash equivalents:
Beginning of period	$2,246,121	$2,105,229
End of period	$1,631,510	$1,687,435
Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$14,857	$48,753

Cash paid for interest	$23,313	$14,688

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$10,961	$8,359

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 30, 2017 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2017 was a 52-week fiscal year and fiscal year 2018 is a 53-week fiscal year. The second quarter of fiscal year 2017 was a 13-week quarter and the second quarter of fiscal year 2018 was a 14-week quarter.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) New Accounting Updates Recently Adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company early-adopted ASU 2017-12 in the first quarter of fiscal year 2018. There was no material change to the Company's consolidated financial statements as a result of this adoption. This adoption was on a prospective basis and therefore had no impact on prior periods.

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. ASU No. 2014-09 is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. The Company presently expects to select the modified retrospective transition method. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact the Company's financial statements and disclosures, operational processes including internal controls, and business systems. As of the second quarter of fiscal year 2018, the Company recognizes all revenue from distributors on a sell-in basis of accounting. The Company does not expect the new guidance to materially impact the timing of recognition of future revenue, but continues to evaluate potential impacts of the new standard.

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

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	December 30, 2017	June 24, 2017
Inventories:	(in thousands)
Raw materials	$15,012	$11,779
Work-in-process	163,649	151,614
Finished goods	80,936	83,849
	$259,597	$247,242

Property, plant and equipment, net consists of:

	December 30, 2017	June 24, 2017
Property, plant and equipment, net:	(in thousands)
Land	$17,731	$18,952
Buildings and building improvements	253,242	254,513
Machinery and equipment	1,319,875	1,286,031
	1,590,848	1,559,496
Less: accumulated depreciation	(993,030)	(952,915)
	$597,818	$606,581

Accrued salary and related expenses consist of:

	December 30, 2017	June 24, 2017
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$30,311	$29,621
Accrued bonus	48,677	85,600
Accrued salaries	8,676	14,528
Other	26,052	15,550
	$113,716	$145,299

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not hold any Level 3 assets or liabilities as of December 30, 2017 and June 24, 2017.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 30, 2017				As of June 24, 2017
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$103,678	$—	$—	$103,678	$952,462	$—	$—	$952,462
Commercial paper	—	19,540	—	19,540	—	—	—	—
U.S Treasury securities	—	31,977	—	31,977	—	—	—	—
Short Term Investments
Agency securities	—	6,994	—	6,994	—	—	—	—
Certificates of deposit	—	50,545	—	50,545	—	—	—	—
Commercial paper	—	82,249	—	82,249	—	—	—	—
Corporate debt securities	—	422,659	—	422,659	—	—	—	—
U.S. Treasury securities	—	629,318	—	629,318	—	498,718	—	498,718
Other Current Assets
Foreign currency forward contracts	—	606	—	606	—	848	—	848
Total Assets	$103,678	$1,243,888	$—	$1,347,566	$952,462	$499,566	$—	$1,452,028

Liabilities
Other Current Liabilities
Foreign currency forward contracts	$—	$230	$—	$230	$—	$386	$—	$386
Total Liabilities	$—	$230	$—	$230	$—	$386	$—	$386

During the six months ended December 30, 2017 and the year ended June 24, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 30, 2017 and June 24, 2017 other than impairments of Long-Lived assets. For details, please refer to Note 14: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 30, 2017				June 24, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Agency Securities	$6,994	$—	$—	$6,994	$—	$—	$—	$—
Certificates of deposit	50,545	—	—	50,545	—	—	—	—
Commercial paper	82,249	—	—	82,249	—	—	—	—
Corporate debt securities	423,774	38	(1,153)	422,659	—	—	—	—
U.S. Treasury securities	631,657	—	(2,339)	629,318	499,952	—	(1,234)	498,718
Total available-for-sale investments	$1,195,219	$38	$(3,492)	$1,191,765	$499,952	$—	$(1,234)	$498,718

In the three and six months ended December 30, 2017 and the year ended June 24, 2017, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between December 31, 2017 and December 1, 2020.

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

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and the European Euro, Indian Rupee, Japanese Yen, Taiwan New Dollar, South Korean Won, and Chinese Yuan, expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of December 30, 2017 and June 24, 2017, the notional amounts of the forward contracts the Company held to purchase international currencies were $37.9 million and $36.2 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $0.8 million and $0.2 million, respectively.

Derivatives not designated as hedging instruments

As of December 30, 2017 and June 24, 2017, the notional amounts of the forward contracts the Company held to purchase international currencies were $16.9 million and $44.5 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $27.5 million and $21.6 million, respectively. The fair values of our outstanding foreign currency forward contracts and gain (loss) included in the Condensed Consolidated Statements of Income were not material for the three and six months ended December 30, 2017 and the year ended June 24, 2017.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following table summarizes the gains and (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
	December 30, 2017			December 30, 2017
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$622,637	$212,961	$208,628	$1,198,313	$414,806	$397,293

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$(12)	$(52)	$278	$(53)	$(49)	$1,425

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	December 30, 2017	June 24, 2017
	(in thousands)
3.45% fixed rate notes due June 2027	$500,000	$500,000
2.5% fixed rate notes due November 2018	500,000	500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,500,000	1,500,000
Less: Current portion (included in "Current portion of debt")	(498,694)	—
Less: Reduction for unamortized discount and debt issuance costs	(10,878)	(12,322)
Total long-term debt	$990,428	$1,487,678

On June 15, 2017, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes due in June 2027 (“2027 Notes”), with an effective interest rate of 3.5%. Interest on the 2027 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2017. The net proceeds of this offering were approximately $495.2 million, after issuing at a discount and deducting paid expenses.

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

On March 18, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 3.375% senior unsecured and unsubordinated notes due in March 2023 (“2023 Notes”), with an effective interest rate of 3.5%. Interest on the 2023 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2013. The net proceeds of this offering were approximately $490 million, after issuing at a discount and deducting paid expenses.

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $12.4 million and $9.3 million during the three months ended December 30, 2017 and December 24, 2016, respectively. Amortized discount and expenses, as well as interest expense associated with the notes, were $24.7 million and $18.4 million during the six months ended December 30, 2017 and December 24, 2016, respectively.

The estimated fair value of the Company’s outstanding debt obligations was approximately $1,509 million as of December 30, 2017. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $12.5 million and $9.5 million during the three months ended December 30, 2017, and December 24, 2016, respectively. The Company recorded interest expense of $25.1 million and $18.8 million during the six months ended December 30, 2017 and December 24, 2016, respectively.

Credit Facility
Revolving credit facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of December 30, 2017, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At December 30, 2017, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the board of directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

MSUs granted to employees typically vest over a four-year cliff period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap depending on the Company's performance. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD; these MSUs vest based upon annual performance subject to continued service through the end of the four-year cliff period. MSUs granted after August 2017 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 30, 2017 and December 24, 2016, respectively:

	Three Months Ended
	December 30, 2017				December 24, 2016
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$75	$1,944	$467	$2,486	$155	$1,756	$512	$2,423
Research and development	185	8,898	1,033	10,116	620	7,995	1,068	9,683
Selling, general and administrative	222	7,656	558	8,436	177	5,261	529	5,967
Pre-tax stock-based compensation expense	$482	$18,498	$2,058	$21,038	$952	$15,012	$2,109	$18,073
Less: income tax effect				1,887				2,825
Net stock-based compensation expense				$19,151				$15,248

	Six Months Ended
	December 30, 2017				December 24, 2016
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$161	$3,780	$946	$4,887	$335	$3,339	$996	$4,670
Research and development	493	15,487	2,003	17,983	843	14,692	2,285	17,820
Selling, general and administrative	585	13,786	1,086	15,457	819	10,737	1,147	12,703
Pre-tax stock-based compensation expense	$1,239	$33,053	$4,035	$38,327	$1,997	$28,768	$4,428	$35,193
Less: income tax effect				4,777				5,892
Net stock-based compensation expense				$33,550				$29,301

The expenses included in the Condensed Consolidated Statements of Income related to RSUs include expenses related to MSUs of $2.2 million and $0.9 million for the three months ended December 30, 2017 and December 24, 2016, respectively and $3.6 million and $1.5 million for the six months ended December 30, 2017 and December 24, 2016, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three and six months ended December 30, 2017 and December 24, 2016.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 30, 2017 and their activity for the six months ended December 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2017	2,800,007	$26.92
Options Granted	—	$—
Options Exercised	(736,768)	$25.35
Options Cancelled	(21,591)	$25.65
Balance at December 30, 2017	2,041,648	$27.50	2.3	$50,968,262
Exercisable, December 30, 2017	2,026,132	$27.46	2.2	$50,643,099
Vested and expected to vest, December 30, 2017	2,041,136	$27.49	2.2	$50,957,420

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on December 29, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 30, 2017.

As of December 30, 2017, there was less than $0.1 million of total unrecognized stock compensation cost related to less than 0.1 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.4 years.

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

The weighted-average fair value of RSUs and other awards granted was $50.36 and $37.27 per share for the three months ended December 30, 2017 and December 24, 2016, respectively and $42.41 and $36.09 per share for the six months ended December 30, 2017 and December 24, 2016, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of December 30, 2017 and their activity during the six months ended December 30, 2017:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2017	5,942,123
Restricted stock units and other awards granted	1,607,542
Restricted stock units and other awards released	(752,212)
Restricted stock units and other awards cancelled	(356,167)
Balance at December 30, 2017	6,441,286	2.9	$339,132,496
Outstanding and expected to vest, December 30, 2017	5,305,015	2.8	$278,301,106

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on December 29, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of December 30, 2017.

The Company withheld shares totaling $6.1 million and $11.5 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and six months ended December 30, 2017. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 30, 2017, there was $160.2 million of unrecognized compensation expense related to 6.5 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Market Stock Units (MSUs)

The Company grants MSUs to senior members of management in lieu of granting stock options. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD or the TSR of the companies included in the XSD index, as applicable. Vesting for MSUs is contingent upon both service and market conditions and has a four-year vesting cliff period. MSUs granted in September 2017 vest based upon annual performance and are subject to continued service through the end of the four-year period, but will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

The weighted-average fair value of MSUs granted was $51.03 and $37.29 per share for the six months ended December 30, 2017 and December 24, 2016, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of December 30, 2017 and their activity during the six months ended December 30, 2017:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2017	818,028
Market stock units granted	292,336
Market stock units released	—
Market stock units cancelled	(5,140)
Balance at December 30, 2017	1,105,224	3.0	$57,980,051
Outstanding and expected to vest, December 30, 2017	433,872	2.9	$22,760,921

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on December 29, 2017, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of December 30, 2017.

As of December 30, 2017, there was $26.9 million of unrecognized compensation expense related to 1.1 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
Expected holding period (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.8% - 1.5%	0.5% - 0.7%	0.8% - 1.5%	0.5% - 0.7%
Expected stock price volatility	19.1% - 24.7%	22.1% - 30.4%	19.1% - 24.7%	22.1% - 30.4%
Dividend yield	3.0% - 3.4%	3.4% - 3.6%	3.0% - 3.4%	3.4% - 3.6%

As of December 30, 2017 and December 24, 2016, there was $6.5 million and $6.1 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

NOTE 7: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic earnings (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs and other awards as well as MSUs. Diluted earnings (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs and other awards as well as MSUs, and assumed issuance of common stock under the 2008 ESPP using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$(75,015)	$130,477	$79,519	$268,091

Denominator for basic earnings (loss) per share	281,560	283,294	281,852	283,464
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	—	4,812	4,503	4,900
Denominator for diluted earnings (loss) per share	281,560	288,106	286,355	288,364

Earnings (loss) per share
Basic	$(0.27)	$0.46	$0.28	$0.95
Diluted	$(0.27)	$0.45	$0.28	$0.93

For the three months ended December 30, 2017 and December 24, 2016, there were approximately 4.8 million and zero incremental shares, respectively, determined to be anti-dilutive and therefore excluded from the calculation of diluted earnings per share. For the six months ended December 30, 2017 and December 24, 2016, no stock awards were determined to be anti-dilutive and therefore none were excluded from the calculation of diluted earnings per share.

NOTE 8: SEGMENT INFORMATION

The Company designs, develops, manufactures and markets a broad range of linear and mixed signal integrated circuits. All of the Company's products are designed through a centralized R&D function, manufactured using centralized manufacturing (internal and external), and sold through a centralized sales force and shared wholesale distributors.

The Company currently has one operating segment and reportable segment. In accordance with ASC No. 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker, assessed and determined to be the CEO, in deciding how to allocate resources and in assessing performance. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customers’ ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
	(in thousands)
United States	$82,620	$63,385	$147,261	$133,536
China	230,188	212,816	442,953	426,326
Rest of Asia	182,953	174,060	363,903	348,429
Europe	111,550	87,284	215,684	176,922
Rest of World	15,326	13,453	28,512	27,181
	$622,637	$550,998	$1,198,313	$1,112,394

Net long-lived assets by geographic region were as follows:

	December 30, 2017	June 24, 2017
	(in thousands)
United States	$369,342	$374,775
Philippines	126,328	128,241
Rest of World	102,148	103,565
	$597,818	$606,581

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the six months ended December 30, 2017 and December 24, 2016 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 24, 2017	$(6,280)	$(1,258)	$(1,136)	$18	$(1,234)	$(9,890)
Other comprehensive income (loss) before reclassifications	—	—	—	1,725	(2,220)	(495)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	132	—	(1,324)	—	(1,192)
Tax effects	—	(164)	—	(51)	—	(215)
Other comprehensive income (loss)	—	(32)	—	350	(2,220)	(1,902)
December 30, 2017	$(6,280)	$(1,290)	$(1,136)	$368	$(3,454)	$(11,792)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 25, 2016	$(6,280)	$(6,800)	$(1,136)	$(492)	$489	$(14,219)
Other comprehensive income (loss) before reclassifications	—	7,563	—	(2,115)	2,694	8,142
Amounts reclassified out of accumulated other comprehensive loss (income)	—	176	—	1,077	(4,451)	(3,198)
Tax effects	—	(2,833)	—	317	—	(2,516)
Other comprehensive income (loss)	—	4,906	—	(721)	(1,757)	2,428
December 24, 2016	$(6,280)	$(1,894)	$(1,136)	$(1,213)	$(1,268)	$(11,791)

NOTE 10: INCOME TAXES

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The primary impact of the Act in fiscal year 2018 is a reduction of the Company’s federal statutory tax rate from 35% to 28.1% (average of a 35% rate for the first half of fiscal year 2018 and 21% rate for the second half of fiscal year 2018) and taxation of the higher of the accumulated unremitted earnings of the Company’s foreign subsidiaries as of November 2, 2017 or December 31, 2017 (“Repatriation Tax”). Accumulated unremitted earnings are taxed at a rate of 15.5% to the extent of the aggregate foreign cash position of the Company’s foreign subsidiaries and a rate of 8% to the extent that accumulated unremitted earnings exceeds the aggregate foreign cash position. The Act allows the Company to elect to pay the Repatriation Tax in eight annual interest free installments beginning in September 2018, although for accounting purposes the entire tax is recorded in the second quarter of fiscal year 2018. The Act has other provisions that will significantly impact the Company beginning in fiscal year 2019, including a further reduction of the federal statutory tax rate to 21% and provisions that impact taxation of the Company’s international earnings. The Company is still considering the impact of these provisions on its effective tax rate in fiscal year 2019 and future years.

Securities and Exchange Commission Staff Accounting Bulletin No. 118 allows the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act has not been completed when the Company’s financial statements for the second quarter of fiscal year 2018 are issued. Provisional amounts must be adjusted during the measurement period as accounting for the income tax effects of the Act is completed. The measurement period began on December 22, 2017, the enactment date of the Act, and lasts no longer than one year.

In the second quarter of fiscal year 2018 the Company recorded a $236.9 million discrete provisional charge for the Repatriation Tax and a $13.7 million discrete charge to remeasure deferred tax assets and liabilities as of the enactment date of the Act to reflect federal statutory tax rate reductions. To determine the amount of the Repatriation Tax, we must determine the accumulated unremitted earnings of the Company’s foreign subsidiaries and the amount of foreign income tax paid on such earnings.  The U.S. Department of Treasury has issued guidance regarding the Repatriation Tax and we expect that they will issue additional guidance.  Based on the information currently available, we can make a reasonable estimate of the Repatriation Tax and therefore recorded a provisional Repatriation Tax of $236.9 million, however, we are continuing to gather additional information and analyze the available authorities to more precisely compute the amount of the Repatriation Tax.

In the three and six months ended December 30, 2017, the Company recorded an income tax provision of $272.9 million and $299.4 million, respectively, compared to $18.0 million and $45.6 million for the three and six months ended December 24, 2016, respectively. The Company’s effective tax rate for the three and six months ended December 30, 2017 was 137.9% and 79.0%, respectively, compared to 12.1% and 14.5% for the three and six months ended December 24, 2016, respectively.

The Company’s federal statutory tax rate for fiscal year 2018 is 28.1%. The Company’s effective tax rate for the three and six months ended December 30, 2017 was higher than the statutory rate primarily due to a $236.9 million discrete provisional charge for the Repatriation Tax, a $13.7 million discrete charge to remeasure deferred taxes as of the enactment date of the Act, $4.2 million and $8.0 million of discrete interest accruals for unrecognized tax benefits in the three and six months ended December 30, 2017, respectively, partially offset by earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates.

The Company’s federal statutory tax rate for the fiscal year 2017 was 35%. The Company’s effective tax rate for the three and six months ended December 24, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and a $5.1 million discrete benefit for differences between our fiscal year 2016 tax returns and the tax provision originally recorded, partially offset by stock-based compensation for which no tax benefit is expected and $3.7 million and $6.7 million of discrete interest accruals for unrecognized tax benefits in the three and six months ended December 24, 2016, respectively.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). The IRS has concluded its field examination of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011 and issued an IRS Revenue Agent’s Report in July 2016 that includes proposed adjustments for transfer pricing issues related to cost sharing and buy-in license payments for the use of intangible property by one of the Company’s international subsidiaries. The Company disagrees with the proposed transfer pricing adjustments and related penalties, and in September 2016, the Company filed a protest to challenge the proposed adjustments and requested a conference with the Appeals Office of the IRS. The Company believes that its reserves for unrecognized tax benefits are sufficient to cover any potential assessments that may result from the final resolution of these transfer pricing issues. In fiscal year 2017, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2012 through 2014, which is ongoing.

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

Product Warranty

The Company accrues for specific and estimated products claims resulting from defects in materials, workmanship and material non-conformance to the Company’s specifications. The Company's aggregate product warranty liabilities as of December 30, 2017 and December 24, 2016 were $5.4 million and $5.4 million, respectively.

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

During the six months ended December 30, 2017, the Company repurchased approximately 3.1 million shares of its common stock for $152.2 million. As of December 30, 2017, the Company had remaining authorization of $874.1 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

No indicators or instances of impairment were identified in the six months and fiscal year ended December 30, 2017 and June 24, 2017, respectively.

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	December 30, 2017			June 24, 2017
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$453,685	$400,009	$53,676	$451,885	$377,806	$74,079
Customer relationships	115,634	101,885	13,749	115,634	99,812	15,822
Trade name	8,500	8,500	—	8,500	8,086	414
Patents	2,500	2,209	291	2,500	1,948	552
Total amortizable purchased intangible assets	580,319	512,603	67,716	578,519	487,652	90,867
IPR&D	—	—	—	—	—	—
Total purchased intangible assets	$580,319	$512,603	$67,716	$578,519	$487,652	$90,867

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
	(in thousands)
Cost of goods sold	$11,140	$11,755	$22,204	$24,356
Intangible asset amortization	995	2,348	2,747	4,791
Total intangible asset amortization expenses	$12,135	$14,103	$24,951	$29,147

The following table represents the estimated future amortization expense of intangible assets as of December 30, 2017:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2018	$23,420
2019	20,161
2020	10,242
2021	8,454
2022	2,863
Thereafter	2,576
Total intangible assets	$67,716

NOTE 14: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2018:

During the three and six months ended December 30, 2017, the Company recorded $0.9 million and $0.9 million, respectively, in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. The impairment was primarily associated with certain investments in privately held companies. The Company uses various inputs to evaluate investments in privately held companies, including valuations of recent financing events as well as other information regarding the privately held companies' historical and forecasted performance. The Company reached its conclusion regarding the asset impairment due to changes, during the six months ended December 30, 2017, in the financial condition of certain investments in privately held companies which indicated an other than temporary impairment.

Fiscal year 2017:

During the fiscal year ended June 24, 2017, the Company recorded $7.5 million in impairment of long-lived assets in the Company's Consolidated Statements of Income. The impairment was primarily associated with certain investments in privately held companies. The Company uses various inputs to evaluate investments in privately held companies, including valuations of recent financing events as well as other information regarding the privately held companies' historical and forecasted performance. The Company reached its conclusion regarding the asset impairment due to changes, during fiscal year 2017, in the financial condition of certain investments in privately held companies which indicated an other than temporary impairment.

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

NOTE 15: RESTRUCTURING ACTIVITIES

Fiscal year 2018:

During the three and six months ended December 30, 2017, the Company recorded $6.5 million and $12.0 million, respectively, in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions. Multiple job classifications and locations were impacted by these activities.

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

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the six months ended December 30, 2017:

	Balance, June 24, 2017	Six Months Ended December 30, 2017			Balance, December 30, 2017
		Charges	Cash Payments	Change in Estimates
	(in thousands)
Severance - All plans (1)	$526	$12,414	$(5,744)	$(459)	$6,737

(1)	Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.

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

During fiscal year 2016, we commenced activities to close our wafer level packaging ("WLP") manufacturing facility in Dallas, Texas. We completed the sale of our Dallas, Texas campus, including our WLP manufacturing facility, in fiscal year 2016. We completed the transition of design, administration and manufacturing activities and discontinued our operations in the WLP manufacturing facility in fiscal year 2017.

During fiscal year 2017, we completed the sale of our micro-electromechanical systems (MEMS) business line, including related assets and inventory, for approximately $42.2 million.

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

There have been no material changes during the six months ended December 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

We have a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2017 was a 52-week fiscal year and fiscal year 2018 is a 53-week fiscal year. The second quarter of fiscal year 2017 was a 13-week quarter and the second quarter of fiscal year 2018 was a 14-week quarter.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.2%	38.3%	34.6%	38.3%
Gross margin	65.8%	61.7%	65.4%	61.7%
Operating expenses:
Research and development	18.6%	20.7%	18.7%	20.4%
Selling, general and administrative	13.7%	13.0%	13.3%	12.8%
Intangible asset amortization	0.2%	0.4%	0.2%	0.4%
Impairment of long-lived assets	0.1%	0.1%	0.1%	0.6%
Severance and restructuring expenses	1.0%	0.2%	1.0%	1.0%
Other operating expenses (income), net	(0.2)%	0.3%	(0.2)%	(2.4)%
Total operating expenses	33.5%	34.7%	33.1%	32.8%
Operating income	32.3%	27.0%	32.3%	28.9%
Interest and other income (expense), net	(0.5)%	(0.1)%	(0.6)%	(0.7)%
Income before provision for income taxes	31.8%	26.9%	31.7%	28.2%
Income tax provision (benefit)	43.8%	3.3%	25.0%	4.1%
Net income (loss)	(12.0)%	23.6%	6.7%	24.1%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
Cost of goods sold	0.4%	0.4%	0.4%	0.4%
Research and development	1.6%	1.8%	1.5%	1.6%
Selling, general and administrative	1.4%	1.1%	1.3%	1.1%
	3.4%	3.3%	3.2%	3.1%

Net Revenues

Net revenues were $622.6 million and $551.0 million for the three months ended December 30, 2017 and December 24, 2016, respectively. Revenue from industrial products was up 29%, driven by higher sales of core industrial products. Revenue from automotive products was up 25%, primarily driven by growth in infotainment. These increases were partially offset by a decrease in revenue from consumer products of 5%, primarily due to lower shipments of smartphone products. Also, in the second quarter of fiscal 2018, the Company began recognizing revenue with a certain distributor (less its estimate of future price adjustments and returns) upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition). As a result of this change, the Company recognized an incremental $22.0 million of revenue during the second quarter of fiscal 2018. The increase in revenue was also partially driven by the 14-week second quarter of fiscal year 2018 compared to the 13-week second quarter of fiscal year 2017.

Net revenues were $1,198.3 million and $1,112.4 million for the six months ended December 30, 2017 and December 24, 2016, respectively. Revenue from industrial products was up 20%, driven by higher sales of core industrial products. Revenue from automotive products was up 19%, primarily driven by growth in infotainment. These increases were partially offset by a decrease in revenue from consumer products of 7%, primarily due to lower shipments of smartphone products. Also, in the second quarter of fiscal 2018, the Company began recognizing revenue with a certain distributor (less its estimate of future price adjustments and returns) upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition). As a result of this change, the Company recognized an incremental $22.0 million of revenue during the second quarter of fiscal 2018. The increase in revenue was also partially driven by the 14-week second quarter of fiscal year 2018 compared to the 13-week second quarter of fiscal year 2017.

During the three months ended December 30, 2017 and December 24, 2016, approximately 87% and 88% of net revenues, respectively, were derived from customers outside of the United States. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and six months ended December 30, 2017 and December 24, 2016 was immaterial.

Gross Margin

Our gross margin percentages were 65.8% and 61.7% for the three months ended December 30, 2017 and December 24, 2016, respectively. Our gross margin increased by 4.1 percentage points, primarily due to implementation of cost reduction initiatives and improved factory utilization.

Our gross margin percentages were 65.4% and 61.7% for the six months ended December 30, 2017 and December 24, 2016, respectively. Our gross margin increased by 3.7 percentage points, primarily due to implementation of cost reduction initiatives and improved factory utilization.

Research and Development

Research and development expenses were $115.9 million and $114.1 million for the three months ended December 30, 2017 and December 24, 2016, respectively, which represented 18.6% and 20.7% of net revenues for each respective period. The $1.8 million increase was primarily attributable to an increase in employee related expenses partially driven by the 14-week second quarter of fiscal year 2018 compared to the 13-week second quarter of fiscal year 2017.

Research and development expenses were $224.5 million and $226.8 million for the six months ended December 30, 2017 and December 24, 2016, respectively, which represented 18.7% and 20.4% of net revenues for each respective period. The $2.3 million decrease was primarily due to continued management of research and development programs partially offset by an increase in employee related expenses partially driven by the 14-week second quarter of fiscal year 2018 compared to the 13-week second quarter of fiscal year 2017.

Selling, General and Administrative

Selling, general and administrative expenses were $85.3 million and $71.5 million for the three months ended December 30, 2017 and December 24, 2016, respectively, which represented 13.7% and 13.0% of net revenues for each respective period. The $13.8 million increase was primarily attributable to an increase in employee related expenses partially driven by the 14-week second quarter of fiscal year 2018 compared to the 13-week second quarter of fiscal year 2017.

Selling, general and administrative expenses were $159.0 million and $142.4 million for the six months ended December 30, 2017 and December 24, 2016, respectively, which represented 13.3% and 12.8% of net revenues for each respective period. The $16.6 million increase was primarily attributable to an increase in employee related expenses partially driven by the 14-week second quarter of fiscal year 2018 compared to the 13-week second quarter of fiscal year 2017.

Severance and Restructuring Expenses

Severance and restructuring expenses were $6.5 million and $0.9 million for the three months ended December 30, 2017 and December 24, 2016, respectively, which represented 1.0% and 0.2% of net revenues for each respective period. The $5.7 million increase was primarily due to employee enrollments in voluntary separation programs during the second quarter of fiscal year 2018.

Severance and restructuring expenses were $12.0 million and $10.8 million for the six months ended December 30, 2017 and December 24, 2016, respectively, which represented 1.0% and 1.0% of net revenues for each respective period. The $1.1 million increase was primarily due to employee enrollments in voluntary separation programs during the second quarter of fiscal year 2018.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $(1.0) million and $1.9 million during the three months ended December 30, 2017 and December 24, 2016, respectively, which represented 0.2% and 0.3% of net revenues for each respective period. This net increase in other operating income of $2.9 million was primarily driven by gains on the sale of fixed assets during the three months ended December 30, 2017.

Other operating expenses (income), net were $(1.8) million and $(26.6) million during the six months ended December 30, 2017 and December 24, 2016, respectively, which represented 0.2% and 2.4% of net revenues for each respective period. This net decrease in other operating income of $24.8 million was primarily driven by the $26.6 million gain on the sale of micro-electromechanical systems (MEMS) business line in the first quarter of fiscal year 2017.

Provision for Income Taxes

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The primary impact of the Act in fiscal year 2018 is a reduction of the Company’s federal statutory tax rate from 35% to 28.1% (average of a 35% rate for the first half of fiscal year 2018 and 21% rate for the second half of fiscal year 2018) and taxation of the higher of the accumulated unremitted earnings of the Company’s foreign subsidiaries as of November 2, 2017 or December 31, 2017 (“Repatriation Tax”). Accumulated unremitted earnings are taxed at a rate of 15.5% to the extent of the aggregate foreign cash position of the Company’s foreign subsidiaries and a rate of 8% to the extent that accumulated unremitted earnings exceeds the aggregate foreign cash position. The Act allows the Company to elect to pay the Repatriation Tax in eight annual interest free installments beginning in September 2018, although for accounting purposes the entire tax is recorded in the second quarter of fiscal year 2018. The Act has other provisions that will significantly impact the Company beginning in fiscal year 2019, including a further reduction of the federal statutory tax rate to 21% and provisions that impact taxation of the Company’s international earnings. The Company is still considering the impact of these provisions on its effective tax rate in fiscal year 2019 and future years.

Securities and Exchange Commission Staff Accounting Bulletin No. 118 allows the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act has not been completed when the Company’s financial statements for the second quarter of fiscal year 2018 are issued. Provisional amounts must be adjusted during the measurement period as accounting for the income tax effects of the Act is completed. The measurement period began on December 22, 2017, the enactment date of the Act, and lasts no longer than one year.

In the second quarter of fiscal year 2018 the Company recorded a $236.9 million discrete provisional charge for the Repatriation Tax and a $13.7 million discrete charge to remeasure deferred tax assets and liabilities as of the enactment date of the Act to reflect federal statutory tax rate reductions. To determine the amount of the Repatriation Tax, we must determine the accumulated unremitted earnings of the Company’s foreign subsidiaries and the amount of foreign income tax paid on such earnings. The U.S. Department of Treasury has issued guidance regarding the Repatriation Tax and we expect that they will issue additional guidance. Based on the information currently available, we can make a reasonable estimate of the Repatriation Tax and therefore recorded a provisional Repatriation Tax of $236.9 million, however, we are continuing to gather additional information and analyze the available authorities to more precisely compute the amount of the Repatriation Tax.

In the three and six months ended December 30, 2017, the Company recorded an income tax provision of $272.9 million and $299.4 million, respectively, compared to $18.0 million and $45.6 million for the three and six months ended December 24, 2016, respectively. The Company’s effective tax rate for the three and six months ended December 30, 2017 was 137.9% and 79.0%, respectively, compared to 12.1% and 14.5% for the three and six months ended December 24, 2016, respectively.

The Company’s federal statutory tax rate for fiscal year 2018 is 28.1%. The Company’s effective tax rate for the three and six months ended December 30, 2017 was higher than the statutory rate primarily due to a $236.9 million discrete provisional charge for the Repatriation Tax, a $13.7 million discrete charge to remeasure deferred taxes as of the enactment date of the Act, $4.2 million and $8.0 million of discrete interest accruals for unrecognized tax benefits in the three and six months ended December 30, 2017, respectively, partially offset by earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates.

The Company’s federal statutory tax rate for the fiscal year 2017 was 35%. The Company’s effective tax rate for the three and six months ended December 24, 2016 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and a $5.1 million discrete benefit for differences between our fiscal year 2016 tax returns and the tax provision originally recorded, partially offset by stock-

based compensation for which no tax benefit is expected and $3.7 million and $6.7 million of discrete interest accruals for unrecognized tax benefits in the three and six months ended December 24, 2016, respectively.

BACKLOG

At December 30, 2017 and June 24, 2017, our current quarter backlog was approximately $445.7 million and $389.1 million, respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Six Months Ended
	December 30, 2017	December 24, 2016
	(in thousands)
Net cash provided by (used in) operating activities	$449,580	$316,032
Net cash provided by (used in) investing activities	(731,186)	(212,972)
Net cash provided by (used in) financing activities	(333,005)	(520,854)
Net increase (decrease) in cash and cash equivalents	$(614,611)	$(417,794)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $449.6 million in the six months ended December 30, 2017, an increase of $133.5 million compared with the six months ended December 24, 2016. This increase was primarily caused by an increase in income before provision for income taxes which resulted from improved gross margin.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities and capital expenditures.

Cash used in investing activities increased by $518.2 million for the six months ended December 30, 2017 compared with the six months ended December 24, 2016. The increase was due primarily to a $552.6 million increase in purchases of available-for-sale-securities during the six months ended December 30, 2017.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $187.8 million for the six months ended December 30, 2017 compared to the six months ended December 24, 2016. The decrease was primarily due to a $250.0 million repayment of notes payable during the six months ended December 24, 2016 with no repayment for the six months ended December 30, 2017. Additionally, this was offset by $33.3 million in higher repurchases of our common stock and a $15.7 million increase in dividends paid to stockholders in the six months ended December 30, 2017.

Liquidity and Capital Resources

As of December 30, 2017, our available funds consisted of $2.8 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Outstanding Debt Levels
On June 15, 2017, the Company completed a public offering of $500 million aggregate principal amount of the Company's 3.45% senior unsecured and unsubordinated notes due on June 15, 2027 (“2027 Notes”).

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

The estimated fair value of outstanding debt is $1,509 million and $1,516 million as of December 30, 2017 and June 24, 2017, respectively.

Off-Balance-Sheet Arrangements

As of December 30, 2017, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended December 30, 2017 and December 24, 2016 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 30, 2017. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2017. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Internal Controls

A system of internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP, and no control system, no matter how well designed and operated, can provide absolute assurance. The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect financial statement errors and misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

The following table summarizes the activity related to stock repurchases for the three months ended December 30, 2017:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Sep 24, 2017 - Oct 21, 2017	352	$48.23	352	$934,044
Oct 22, 2017 - Nov 18, 2017	463	52.89	463	909,559
Nov 19, 2017 - Dec 30, 2017	673	52.7	673	874,081
Total for the quarter	1,488	$51.7	1,488	$874,081

In the fiscal quarter ended December 30, 2017, the Company repurchased approximately 1.5 million shares of its common stock for approximately $77.0 million. As of December 30, 2017, the Company had remaining authorization of $874.1 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 30, 2017, (ii) Condensed Consolidated Balance Sheets at December 30, 2017 and June 24, 2017, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended December 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 30, 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

January 26, 2018	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Sumeet Gagneja

Sumeet Gagneja
Vice President, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)