Form 10-Q/A
period 2017-12-30
MAXIM INTEGRATED PRODUCTS INC
filed 2018-01-29
CIK 743316

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
YES [ ] NO [x]

As of January 19, 2018, there were 281,214,018 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed solely to correct a typographical error in the number of shares outstanding on the cover page of the registrant’s Form 10-Q for the period ended December 30, 2017 (the “Initial Form 10-Q”) filed with the Securities and Exchange Commission on January 26, 2018.  The correct number of common shares outstanding as of January 19, 2018 is 281,214,018, as indicated on the cover page of this Amendment No. 1 on Form 10-Q/A.

No other changes have been made to the Initial Form 10-Q.  This Form 10-Q/A  does not reflect events that may have occurred subsequent to the original filing date, and except as noted above, does not modify or update in any way disclosures made in the Initial Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity indicated.

January 29, 2018	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Sumeet Gagneja

Sumeet Gagneja
Vice President, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)