Form 10-Q
period 2018-03-31
MAXIM INTEGRATED PRODUCTS INC
filed 2018-04-27
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
YES [ ] NO [x]

As of April 13, 2018, there were 279,677,763 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	June 24, 2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,629,593	$2,246,121
Short-term investments	1,094,801	498,718
Total cash, cash equivalents and short-term investments	2,724,394	2,744,839
Accounts receivable, net of allowances of $125,761 at March 31, 2018 and $46,575 at June 24, 2017	320,553	256,454
Inventories	273,616	247,242
Other current assets	22,275	57,059
Total current assets	3,340,838	3,305,594
Property, plant and equipment, net	589,177	606,581
Intangible assets, net	90,848	90,867
Goodwill	532,904	491,015
Other assets	69,428	76,176
TOTAL ASSETS	$4,623,195	$4,570,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,407	$77,373
Income taxes payable	24,339	3,688
Accrued salary and related expenses	147,771	145,299
Accrued expenses	48,384	37,663
Deferred margin on shipments to distributors	—	14,974
Current portion of long-term debt	499,050	—
Total current liabilities	803,951	278,997
Long-term debt	990,787	1,487,678
Income taxes payable	817,969	557,498
Other liabilities	59,497	43,366
Total liabilities	2,672,204	2,367,539

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	283	283
Retained earnings	1,963,912	2,212,301
Accumulated other comprehensive loss	(13,204)	(9,890)
Total stockholders’ equity	1,950,991	2,202,694
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,623,195	$4,570,233

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
	(in thousands, except per share data)

Net revenues	$648,599	$581,216	$1,846,913	$1,693,610
Cost of goods sold	224,653	214,312	639,460	640,796
Gross margin	423,946	366,904	1,207,453	1,052,814
Operating expenses:
Research and development	114,390	113,163	338,886	339,966
Selling, general and administrative	81,304	73,987	240,308	216,382
Intangible asset amortization	876	2,348	3,623	7,139
Impairment of long-lived assets	—	1,000	892	7,517
Severance and restructuring expenses	2,272	450	14,227	11,279
Other operating expenses (income), net	266	1,704	(1,535)	(24,868)
Total operating expenses	199,108	192,652	596,401	557,415
Operating income (loss)	224,838	174,252	611,052	495,399
Interest and other income (expense), net	(2,534)	(3,884)	(9,868)	(11,390)
Income (loss) before provision for income taxes	222,304	170,368	601,184	484,009
Income tax provision (benefit)	28,677	30,155	328,038	75,705
Net income (loss)	$193,627	$140,213	$273,146	$408,304

Earnings (loss) per share:
Basic	$0.69	$0.50	$0.97	$1.44
Diluted	$0.68	$0.49	$0.95	$1.42

Shares used in the calculation of earnings (loss) per share:
Basic	280,850	282,903	281,525	283,348
Diluted	285,881	287,882	286,221	288,209

Dividends declared and paid per share	$0.42	$0.33	$1.14	$0.99

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
	(in thousands)
Net income (loss)	$193,627	$140,213	$273,146	$408,304
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $274, $0, $274 and $0, respectively	(1,213)	349	(3,433)	(1,408)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $6, $(590), $(45) and $(273), respectively	(217)	1,648	133	927
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(4), $(28), $(168), and $(2,861), respectively	18	59	(14)	4,965
Other comprehensive income (loss), net	(1,412)	2,056	(3,314)	4,484
Total comprehensive income (loss)	$192,215	$142,269	$269,832	$412,788

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31, 2018	March 25, 2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$273,146	$408,304
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	58,932	53,493
Depreciation and amortization	109,768	126,098
Deferred taxes	6,257	(9,592)
Loss (gain) from sale of property, plant and equipment	572	9,359
Loss (gain) on sale of business	—	(26,620)
Impairment of long-lived assets	42	797
Impairment of investments in privately-held companies	850	6,720
Changes in assets and liabilities:
Accounts receivable	(60,194)	(1,061)
Inventories	(23,326)	(15,500)
Other current assets	31,703	(2,820)
Accounts payable	3,429	(970)
Income taxes payable	280,664	38,179
Deferred margin on shipments to distributors	(14,974)	(3,055)
Accrued salary and related expenses	1,826	(30,996)
All other accrued liabilities	4,110	(15,607)
Net cash provided by (used in) operating activities	672,805	536,729
Cash flows from investing activities:
Purchase of property, plant and equipment	(53,664)	(38,371)
Proceeds from sale of property, plant and equipment	5,761	3,216
Proceeds from sale of available-for-sale securities	100,004	50,994
Proceeds from maturity of available-for-sale securities	422,500	25,000
Payment in connection with business acquisition, net of cash acquired	(57,773)	—
Proceeds from sale of business	—	42,199
Purchases of available-for-sale securities	(1,122,291)	(400,244)
Purchases of privately-held companies' securities	(3,356)	(2,825)
Net cash provided by (used in) investing activities	(708,819)	(320,031)
Cash flows from financing activities:
Repayment of notes payable	—	(250,000)
Net issuance of restricted stock units	(21,162)	(17,713)
Proceeds from stock options exercised	26,383	44,568
Issuance of common stock under employee stock purchase program	14,975	14,464
Repurchase of common stock	(279,944)	(175,943)
Dividends paid	(320,766)	(280,576)
Net cash provided by (used in) financing activities	(580,514)	(665,200)
Net increase (decrease) in cash and cash equivalents	(616,528)	(448,502)
Cash and cash equivalents:
Beginning of period	$2,246,121	$2,105,229
End of period	$1,629,593	$1,656,727

Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$17,281	$57,952
Cash paid for interest	$31,750	$23,125

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$6,798	$12,542

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

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

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. ASU 2014-09 is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company expects to select the modified retrospective transition method. As of the second quarter of fiscal year 2018, the Company recognizes all revenue from distributors on a sell-in basis of accounting. The Company does not expect the new guidance to materially impact the timing of recognition of future revenue, but continues to evaluate and prepare for impacts of the new standard on financial statements and disclosures, operational processes including internal controls, and business systems.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is sold. ASU 2016-16 is effective beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The new standard is effective beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). This standard provides guidance about the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	March 31, 2018	June 24, 2017
Inventories:	(in thousands)
Raw materials	$18,791	$11,779
Work-in-process	176,748	151,614
Finished goods	78,077	83,849
	$273,616	$247,242

Property, plant and equipment, net consists of:

	March 31, 2018	June 24, 2017
Property, plant and equipment, net:	(in thousands)
Land	$17,731	$18,952
Buildings and building improvements	254,157	254,513
Machinery and equipment	1,306,626	1,286,031
	1,578,514	1,559,496
Less: accumulated depreciation	(989,337)	(952,915)
	$589,177	$606,581

Accrued salary and related expenses consist of:

	March 31, 2018	June 24, 2017
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$28,717	$29,621
Accrued bonus	71,829	85,600
Accrued salaries	13,509	14,528
ESPP Withholding	15,213	3,514
Other	18,503	12,036
	$147,771	$145,299

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

The Company's Level 3 assets and liabilities consist of contingent consideration liabilities related to an acquisition during the three months ended March 31, 2018.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2018				As of June 24, 2017
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$107,956	$—	$—	$107,956	$952,462	$—	$—	$952,462
Commercial paper	—	13,681	—	13,681	—	—	—	—
Corporate debt securities	—	5,307	—	5,307	—	—	—	—
U.S Treasury securities	—	24,906	—	24,906	—	—	—	—
Short term investments
Certificates of deposit	—	40,375	—	40,375	—	—	—	—
Commercial paper	—	43,584	—	43,584	—	—	—	—
Corporate debt securities	—	453,716	—	453,716	—	—	—	—
U.S. Treasury securities	—	557,126	—	557,126	—	498,718	—	498,718
Other current assets
Foreign currency forward contracts	—	559	—	559	—	848	—	848
Total assets	$107,956	$1,139,254	$—	$1,247,210	$952,462	$499,566	$—	$1,452,028

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$260	$—	$260	$—	$386	$—	$386
Contingent consideration	—	—	8,000	8,000	—	—	—	—
Other liabilities
Contingent consideration	—	—	8,000	8,000	—	—	—	—
Total Liabilities	$—	$260	$16,000	$16,260	$—	$386	$—	$386

During the nine months ended March 31, 2018 and the year ended June 24, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2018 and June 24, 2017 other than impairments of long-lived assets. For details, please refer to Note 15: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 31, 2018				June 24, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Certificates of deposit	$40,375	$—	$—	$40,375	$—	$—	$—	$—
Commercial paper	43,584	—	—	43,584	—	—	—	—
Corporate debt securities	456,301	38	(2,623)	453,716	—	—	—	—
U.S. Treasury securities	559,479	10	(2,363)	557,126	499,952	—	(1,234)	498,718
Total available-for-sale investments	$1,099,739	$48	$(4,986)	$1,094,801	$499,952	$—	$(1,234)	$498,718

In the nine months ended March 31, 2018 and the year ended June 24, 2017, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between April 5, 2018 and March 12, 2021.

The Company invests in various financial instruments including U.S. Treasury securities, corporate debt securities, commercial paper, and certificates of deposit which include instruments issued or managed by industrial, financial, and utility institutions and U.S. Treasury securities which include U.S. government Treasury bills and Treasury notes.

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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815-Derivatives and Hedging (“ASC 815”). As of March 31, 2018 and June 24, 2017, the notional amounts of the forward contracts the Company held to purchase international currencies were $37.3 million and $36.2 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $0.6 million and $0.2 million, respectively.

Derivatives not designated as hedging instruments

As of March 31, 2018 and June 24, 2017, the notional amounts of the forward contracts the Company held to purchase international currencies were $19.4 million and $44.5 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $27.0 million and $21.6 million, respectively. The fair values of our outstanding foreign currency forward contracts and gain (loss) included in the Condensed Consolidated Statements of Income were not material for the three and nine months ended March 31, 2018 and the year ended June 24, 2017.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following table summarizes the gains and (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$648,599	$224,653	$199,108	$1,846,913	$639,460	$596,401

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$(11)	$165	$356	$(64)	$116	$1,781

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	March 31, 2018	June 24, 2017
	(in thousands)
3.45% fixed rate notes due June 2027	$500,000	$500,000
2.5% fixed rate notes due November 2018	500,000	500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,500,000	1,500,000
Less: Current portion (included in "Current portion of debt")	(499,050)	—
Less: Reduction for unamortized discount and debt issuance costs	(10,163)	(12,322)
Total long-term debt	$990,787	$1,487,678

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

On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 2.5% senior unsecured and unsubordinated notes due in November 2018 (“2018 Notes”), with an effective interest rate of 2.6%. Interest on the 2018 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The net proceeds of this offering were approximately $494.5 million, after issuing at a discount and deducting paid expenses.

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $12.4 million and $7.9 million during the three months ended March 31, 2018 and March 25, 2017, respectively. Amortized discount and expenses, as well as interest expense associated with the notes, were $37.1 million and $26.3 million during the nine months ended March 31, 2018 and March 25, 2017, respectively.

The estimated fair value of the Company’s outstanding debt obligations was approximately $1,485 million as of March 31, 2018. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $12.5 million and $8.1 million during the three months ended March 31, 2018, and March 25, 2017, respectively. The Company recorded interest expense of $37.6 million and $26.8 million during the nine months ended March 31, 2018 and March 25, 2017, respectively.

Credit Facility
Revolving credit facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of March 31, 2018, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At March 31, 2018, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the board of directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2018 and March 25, 2017, respectively:

	Three Months Ended
	March 31, 2018				March 25, 2017
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$35	$2,003	$537	$2,575	$105	$1,660	$494	$2,259
Research and development	13	8,725	1,339	10,077	462	7,602	1,251	9,315
Selling, general and administrative	51	7,218	684	7,953	296	5,820	609	6,725
Pre-tax stock-based compensation expense	$99	$17,946	$2,560	$20,605	$863	$15,082	$2,354	$18,299
Less: income tax effect				2,053				2,659
Net stock-based compensation expense				$18,552				$15,640

	Nine Months Ended
	March 31, 2018				March 25, 2017
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$196	$5,783	$1,482	$7,461	$440	$5,000	$1,491	$6,931
Research and development	507	24,212	3,342	28,061	1,305	22,293	3,536	27,134
Selling, general and administrative	636	21,004	1,770	23,410	1,115	16,557	1,756	19,428
Pre-tax stock-based compensation expense	$1,339	$50,999	$6,594	$58,932	$2,860	$43,850	$6,783	$53,493
Less: income tax effect				6,830				8,551
Net stock-based compensation expense				$52,102				$44,942

The expenses included in the Condensed Consolidated Statements of Income for RSUs include expenses related to MSUs of $2.2 million and $1.1 million for the three months ended March 31, 2018 and March 25, 2017, respectively and $5.8 million and $2.5 million for the nine months ended March 31, 2018 and March 25, 2017, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three and nine months ended March 31, 2018 and March 25, 2017.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 31, 2018 and their activity for the nine months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2017	2,800,007	$26.92
Options Granted	—	—
Options Exercised	(1,031,144)	25.94
Options Cancelled	(21,591)	25.81
Balance at March 31, 2018	1,747,272	$27.65	2.0	$54,470,797
Exercisable, March 31, 2018	1,740,428	$27.63	2.0	$54,281,147
Vested and expected to vest, March 31, 2018	1,747,119	$27.64	2.0	$54,466,463

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on March 30, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 31, 2018.

As of March 31, 2018, there was less than $0.1 million of total unrecognized stock compensation cost related to less than 0.1 million unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.3 years.

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

The weighted-average fair value of RSUs and other awards granted was $54.81 and $42.30 per share for the three months ended March 31, 2018 and March 25, 2017, respectively and $44.49 and $37.02 per share for the nine months ended March 31, 2018 and March 25, 2017, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of March 31, 2018 and their activity during the nine months ended March 31, 2018:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2017	5,942,123
Restricted stock units and other awards granted	1,933,510
Restricted stock units and other awards released	(1,315,630)
Restricted stock units and other awards cancelled	(500,528)
Balance at March 31, 2018	6,059,475	2.8	$357,928,876
Outstanding and expected to vest, March 31, 2018	5,061,864	2.7	$297,738,815

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on March 30, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 31, 2018.

The Company withheld shares totaling $9.6 million and $21.2 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three and nine months ended March 31, 2018. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 31, 2018, there was $156.4 million of unrecognized compensation expense related to 6.1 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Market Stock Units (MSUs)

The Company grants MSUs to senior members of management in lieu of granting stock options. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD or the TSR of the companies included in the XSD, as applicable. Vesting for MSUs is contingent upon both service and market conditions and has a four-year vesting cliff period. MSUs granted in September 2017 vest based upon annual performance and are subject to continued service through the end of the four-year period, but will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

The weighted-average fair value of MSUs granted was $51.03 and $37.29 per share for the nine months ended March 31, 2018 and March 25, 2017, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of March 31, 2018 and their activity during the nine months ended March 31, 2018:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 24, 2017	818,028
Market stock units granted	292,336
Market stock units released	—
Market stock units cancelled	(10,028)
Balance at March 31, 2018	1,100,336	2.8	$64,721,764
Outstanding and expected to vest, March 31, 2018	680,029	2.7	$39,999,293

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on March 30, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of March 31, 2018.

As of March 31, 2018, there was $24.4 million of unrecognized compensation expense related to 1.1 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
Expected holding period (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	1.1% - 1.5%	0.5%	0.8% - 1.5%	0.5% - 0.7%
Expected stock price volatility	20.5% - 20.7%	27.2% - 28.2%	19.1% - 24.7%	22.1% - 30.4%
Dividend yield	3.0% - 3.1%	3.5% - 3.6%	3.0% - 3.4%	3.4% - 3.6%

As of March 31, 2018 and March 25, 2017, there was $3.9 million and $3.6 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$193,627	$140,213	$273,146	$408,304

Denominator for basic earnings (loss) per share	280,850	282,903	281,525	283,348
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	5,031	4,979	4,696	4,861
Denominator for diluted earnings (loss) per share	285,881	287,882	286,221	288,209

Earnings (loss) per share
Basic	$0.69	$0.50	$0.97	$1.44
Diluted	$0.68	$0.49	$0.95	$1.42

For the three months ended March 31, 2018 and March 25, 2017 and the nine months ended March 31, 2018 and March 25, 2017, no stock awards were determined to be anti-dilutive and therefore none were excluded from the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
	(in thousands)
United States	$75,760	$65,698	$223,021	$199,234
China	219,160	209,437	662,114	635,763
Rest of Asia	222,207	186,468	586,109	534,896
Europe	114,254	105,126	329,939	282,048
Rest of World	17,218	14,487	45,730	41,669
	$648,599	$581,216	$1,846,913	$1,693,610

Net long-lived assets by geographic region were as follows:

	March 31, 2018	June 24, 2017
	(in thousands)
United States	$362,637	$374,775
Philippines	125,825	128,241
Rest of World	100,715	103,565
	$589,177	$606,581

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the nine months ended March 31, 2018 and March 25, 2017 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 24, 2017	$(6,280)	$(1,258)	$(1,136)	$18	$(1,234)	$(9,890)
Other comprehensive income (loss) before reclassifications	—	—	—	2,012	(3,707)	(1,695)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	154	—	(1,834)	—	(1,680)
Tax effects	—	(168)	—	(45)	274	61
Other comprehensive income (loss)	—	(14)	—	133	(3,433)	(3,314)
March 31, 2018	$(6,280)	$(1,272)	$(1,136)	$151	$(4,667)	$(13,204)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 25, 2016	$(6,280)	$(6,800)	$(1,136)	$(492)	$489	$(14,219)
Other comprehensive income (loss) before reclassifications	—	7,563	—	(1,266)	3,043	9,340
Amounts reclassified out of accumulated other comprehensive loss (income)	—	263	—	2,466	(4,451)	(1,722)
Tax effects	—	(2,861)	—	(273)	—	(3,134)
Other comprehensive income (loss)	—	4,965	—	927	(1,408)	4,484
March 25, 2017	$(6,280)	$(1,835)	$(1,136)	$435	$(919)	$(9,735)

NOTE 10: INCOME TAXES

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The primary impact of the Act in fiscal year 2018 is a reduction of the Company’s federal statutory tax rate from 35% to 28.1% (average of a 35% rate for the first half of fiscal year 2018 and a 21% rate for the second half of fiscal year 2018) and taxation of the higher of the accumulated unremitted earnings of the Company’s foreign subsidiaries as of November 2, 2017 or December 31, 2017 (“Repatriation Tax”). Accumulated unremitted earnings are taxed at a rate of 15.5% to the extent of the aggregate foreign cash position of the Company’s foreign subsidiaries and a rate of 8% to the extent that accumulated unremitted earnings exceeds the aggregate foreign cash position. The Act allows the Company to elect to pay the Repatriation Tax in eight annual interest free installments beginning in September 2018, although for accounting purposes the entire tax was recorded in the second quarter of fiscal year 2018. The Act has other provisions that will significantly impact the Company beginning in fiscal year 2019, including a further reduction of the federal statutory tax rate to 21% and provisions that impact taxation of the Company’s international earnings. The Company is still considering the impact of these provisions on its effective tax rate in fiscal year 2019 and future years.

Securities and Exchange Commission Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act were not completed when the Company’s financial statements for the second quarter of fiscal year 2018 were issued. Provisional amounts must be adjusted during the measurement period as accounting for the income tax effects of the Act is completed. The measurement period began on December 22, 2017, the enactment date of the Act, and lasts no longer than one year.

In the second quarter of fiscal year 2018, the Company recorded a $236.9 million discrete provisional charge for the Repatriation Tax and a $13.7 million discrete charge to remeasure deferred tax assets and liabilities as of the enactment date of the Act to reflect the federal statutory tax rate reduction. To determine the amount of the Repatriation Tax, we must determine the accumulated unremitted earnings of the Company’s foreign subsidiaries and the amount of foreign income tax paid on such earnings. The Company made a reasonable estimate of the Repatriation Tax and therefore recorded a provisional Repatriation Tax charge of $236.9 million in the second quarter of fiscal year 2018. No adjustment to the provisional Repatriation Tax charge was made in the third quarter of fiscal year 2018 as the Company continues to gather information and analyze the available guidance to more precisely compute the amount of the Repatriation Tax.

In the three and nine months ended March 31, 2018, the Company recorded an income tax provision of $28.7 million and $328.0 million, respectively, compared to $30.2 million and $75.7 million for the three and nine months ended March 25, 2017, respectively. The Company’s effective tax rate for the three and nine months ended March 31, 2018 was 12.9% and 54.6%, respectively, compared to 17.7% and 15.6% for the three and nine months ended March 25, 2017, respectively.

The Company’s federal statutory tax rate for fiscal year 2018 is 28.1%. The Company’s effective tax rate for the three months ended March 31, 2018 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and $4.6 million of discrete excess tax benefits generated by the settlement of share-based awards, partially offset by $5.1 million of discrete interest accruals for unrecognized tax benefits.

The Company’s effective tax rate for the nine months ended March 31, 2018 was higher than the statutory rate primarily due to a $236.9 million discrete provisional charge for the Repatriation Tax, a $13.7 million discrete charge to remeasure deferred taxes as of the enactment date of the Act, and $13.1 million of discrete interest accruals for unrecognized tax benefits, partially offset by earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates and $8.3 million of discrete excess tax benefits generated by the settlement of share-based awards.

The Company’s federal statutory tax rate for the fiscal year 2017 was 35%. The Company’s effective tax rate for the three and nine months ended March 25, 2017 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and $4.3 million and $9.5 million of discrete excess tax benefits generated by the settlement of share-based awards in the three and nine months ended March 25, 2017, respectively, partially offset by stock-based compensation for which no tax benefit is expected and $3.6 million and $10.4 million of discrete interest accruals for unrecognized tax benefits in the three and nine months ended March 25, 2017, respectively.

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

The Company disagrees with the proposed transfer pricing adjustments and related penalties, and in September 2016, the Company filed a protest to challenge the proposed adjustments and requested a conference with the Appeals Office of the IRS, which is expected to begin in the fourth quarter of fiscal year 2018. The Company believes that its reserves for unrecognized tax benefits are sufficient to cover any potential assessments that may result from the final resolution of these transfer pricing issues. In fiscal year 2017, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2012 through 2014, which is ongoing.

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

Product Warranty

The Company accrues for specific and estimated product claims resulting from defects in materials, workmanship and material non-conformance to the Company’s specifications. The Company's aggregate product warranty liabilities as of March 31, 2018 and March 25, 2017 were $6.1 million and $5.3 million, respectively.

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

During the nine months ended March 31, 2018, the Company repurchased approximately 5.3 million shares of its common stock for $279.9 million. As of March 31, 2018, the Company had remaining authorization of $746.4 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: ACQUISITION

On January 26, 2018, the Company acquired a privately-held corporation specializing in the development of high performance USB and video extension technology. Total cash consideration paid in connection with this acquisition was $57.8 million, net of cash acquired. The company also agreed to pay up to an additional $16.0 million if the acquired business achieves certain financial milestones for the annual periods ending August 31, 2018 and August 31, 2019. The acquired assets included $26.0 million of developed technology and $10.5 million of other intangible assets. The Company also recorded $41.9 million of goodwill in connection with this acquisition. The goodwill is not deductible for tax purposes.

The purchase price allocation as of the date of the acquisition reflects various fair value estimates and analysis performed by the Company with the assistance of third-party valuation specialists. The Company may revise its preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the acquisition date.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Activity and goodwill balances for the nine months ended March 31, 2018 were as follows:

Goodwill
(in thousands)
Balance at June 24, 2017	$491,015
Acquisition	41,889
Balance at March 31, 2018	$532,904

No indicators or instances of impairment were identified in the nine months and fiscal year ended March 31, 2018 and June 24, 2017, respectively.

Intangible assets consisted of the following:

	March 31, 2018			June 24, 2017
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$479,645	$412,111	$67,534	$451,885	$377,806	$74,079
Customer relationships	116,334	102,596	13,738	115,634	99,812	15,822
Trade name	9,340	8,535	805	8,500	8,086	414
Patents	2,500	2,339	161	2,500	1,948	552
Total amortizable purchased intangible assets	607,819	525,581	82,238	578,519	487,652	90,867
IPR&D	8,610	—	8,610	—	—	—
Total purchased intangible assets	$616,429	$525,581	$90,848	$578,519	$487,652	$90,867

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
	(in thousands)
Cost of goods sold	$12,101	$11,064	$34,305	$35,420
Intangible asset amortization	876	2,348	3,623	7,139
Total intangible asset amortization expenses	$12,977	$13,412	$37,928	$42,559

The following table represents the estimated future amortization expense of intangible assets as of March 31, 2018:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2018	$12,395
2019	23,348
2020	13,692
2021	11,992
2022	6,313
Thereafter	14,498
Total intangible assets	$82,238

NOTE 15: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2018:

The Company did not record any impairment of long-lived assets during the three months ended March 31, 2018. During the nine months ended March 31, 2018, the Company recorded $0.9 million of impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. The impairment was primarily associated with certain investments in privately held companies. The Company uses various inputs to evaluate investments in privately held companies, including valuations of recent financing events as well as other information regarding the privately held companies' historical and forecasted performance. The Company reached its conclusion regarding the asset impairment due to changes, during the nine months ended March 31, 2018, in the financial condition of certain investments in privately held companies which indicated an other than temporary impairment.

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

NOTE 16: RESTRUCTURING ACTIVITIES

Fiscal year 2018:

During the three and nine months ended March 31, 2018, the Company recorded $2.3 million and $14.2 million, respectively, in “Severance and restructuring expenses” in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions, which impacted multiple job classifications and locations, as well as employee enrollments in voluntary separation programs.

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

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the nine months ended March 31, 2018:

	Balance, June 24, 2017	Nine Months Ended March 31, 2018			Balance, March 31, 2018
		Charges	Cash Payments	Change in Estimates
			(in thousands)
Severance - All plans (1)	$526	$14,491	$(9,426)	$(264)	$5,327

(1)	Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim Integrated” or the “Company” and also referred to as “we,” “our” or “us”) disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files with or furnishes to the SEC from time to time, such as its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

Overview of Business

Maxim Integrated is incorporated in the state of Delaware. Maxim Integrated designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of geographically diverse customers. We also provide a range of high-frequency process technologies and capabilities that can be used in custom designs. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. We are a global company with a wafer manufacturing facility in the U.S., testing facilities in the Philippines and Thailand, and sales and circuit design offices around the world. We also utilize third party foundries for manufacturing of our products. The major end-markets in which our products are sold are the Automotive, Communications and Data Center, Computing, Consumer and Industrial markets.

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

There have been no material changes during the nine months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.6%	36.9%	34.6%	37.8%
Gross margin	65.4%	63.1%	65.4%	62.2%
Operating expenses:
Research and development	17.6%	19.4%	18.3%	20.1%
Selling, general and administrative	12.5%	12.7%	13.0%	12.8%
Intangible asset amortization	0.1%	0.4%	0.2%	0.4%
Impairment of long-lived assets	—%	0.2%	—%	0.4%
Severance and restructuring expenses	0.4%	0.1%	0.8%	0.7%
Other operating expenses (income), net	—%	0.3%	(0.1)%	(1.5)%
Total operating expenses	30.6%	33.1%	32.2%	32.9%
Operating income (loss)	34.7%	30.0%	33.2%	29.3%
Interest and other income (expense), net	(0.4)%	(0.7)%	(0.5)%	(0.7)%
Income before provision for income taxes	34.3%	29.3%	32.7%	28.6%
Income tax provision (benefit)	4.4%	5.2%	17.8%	4.5%
Net income (loss)	29.9%	24.1%	14.9%	24.1%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
Cost of goods sold	0.4%	0.4%	0.4%	0.4%
Research and development	1.6%	1.6%	1.5%	1.6%
Selling, general and administrative	1.2%	1.2%	1.3%	1.1%
	3.2%	3.2%	3.2%	3.1%

Net Revenues

Net revenues were $648.6 million and $581.2 million for the three months ended March 31, 2018 and March 25, 2017, respectively. Revenue from consumer products was up 31%, primarily due to higher shipments of products for smartphones. Revenue from automotive products was up 10%, primarily driven by growth in infotainment. Revenue from industrial products was also up 7%, driven by higher sales of control and automation products and other industrial products.

Net revenues were $1,846.9 million and $1,693.6 million for the nine months ended March 31, 2018 and March 25, 2017, respectively. Revenue from automotive products was up 16%, primarily driven by growth in infotainment. Revenue from industrial products was up 15%, driven by higher sales of control and automation products and other industrial products. Revenue from consumer products was also up 5%, primarily due to higher shipments of products for smartphones. The increase in revenue was also partially driven by the 14-week second quarter of fiscal year 2018 compared to the 13-week second quarter of fiscal year 2017.

During the three months ended March 31, 2018 and March 25, 2017, approximately 88% and 89% of net revenues, respectively, were derived from customers outside of the United States. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and nine months ended March 31, 2018 and March 25, 2017 was immaterial.

Gross Margin

Our gross margin percentages were 65.4% and 63.1% for the three months ended March 31, 2018 and March 25, 2017, respectively. Our gross margin increased by 2.3 percentage points, primarily due to implementation of cost reduction initiatives and improved factory utilization.

Our gross margin percentages were 65.4% and 62.2% for the nine months ended March 31, 2018 and March 25, 2017, respectively. Our gross margin increased by 3.2 percentage points, primarily due to implementation of cost reduction initiatives and improved factory utilization.

Research and Development

Research and development expenses were $114.4 million and $113.2 million for the three months ended March 31, 2018 and March 25, 2017, respectively, which represented 17.6% and 19.4% of net revenues for each respective period. The $1.2 million increase was primarily attributable to an increase in salaries and related expenses.

Research and development expenses were $338.9 million and $340.0 million for the nine months ended March 31, 2018 and March 25, 2017, respectively, which represented 18.3% and 20.1% of net revenues for each respective period. The $1.1 million decrease was primarily due to continued management of research and development programs.

Selling, General and Administrative

Selling, general and administrative expenses were $81.3 million and $74.0 million for the three months ended March 31, 2018 and March 25, 2017, respectively, which represented 12.5% and 12.7% of net revenues for each respective period. The $7.3 million increase was primarily attributable to an increase in salaries and related expenses.

Selling, general and administrative expenses were $240.3 million and $216.4 million for the nine months ended March 31, 2018 and March 25, 2017, respectively, which represented 13.0% and 12.8% of net revenues for each respective period. The $23.9 million increase was primarily attributable to an increase in salaries and related expenses.

Severance and Restructuring Expenses

Severance and restructuring expenses were $2.3 million and $0.5 million for the three months ended March 31, 2018 and March 25, 2017, respectively, which represented 0.4% and 0.1% of net revenues for each respective period. The $1.8 million increase was primarily due to employee enrollments in voluntary separation programs during fiscal year 2018.

Severance and restructuring expenses were $14.2 million and $11.3 million for the nine months ended March 31, 2018 and March 25, 2017, respectively, which represented 0.8% and 0.7% of net revenues for each respective period. The $2.9 million increase was primarily due to employee enrollments in voluntary separation programs during fiscal year 2018.

Other Operating Expenses (Income), net

Other operating expenses (income), net were $0.3 million and $1.7 million during the three months ended March 31, 2018 and March 25, 2017, respectively, which represented less than 0.1% and 0.3% of net revenues for each respective period. This net decrease in other operating expense of $1.4 million was primarily driven by losses on the sale of fixed assets during the three months ended March 25, 2017.

Other operating expenses (income), net were $(1.5) million and $(24.9) million during the nine months ended March 31, 2018 and March 25, 2017, respectively, which represented 0.1% and 1.5% of net revenues for each respective period. This net decrease in other operating income of $23.4 million was primarily driven by the $26.6 million gain on the sale of micro-electromechanical systems (MEMS) business line in the first quarter of fiscal year 2017.

Provision for Income Taxes

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The primary impact of the Act in fiscal year 2018 is a reduction of our federal statutory tax rate from 35% to 28.1% (average of a 35% rate for the first half of fiscal year 2018 and a 21% rate for the second half of fiscal year 2018) and taxation of the higher of the accumulated unremitted earnings of our foreign subsidiaries as of November 2, 2017 or December 31, 2017 (“Repatriation Tax”). Accumulated unremitted earnings are taxed at a rate of 15.5% to the extent of the aggregate foreign cash position of our foreign subsidiaries and a rate of 8% to the extent that accumulated unremitted earnings exceeds the aggregate foreign cash position. The Act allows us to elect to pay the Repatriation Tax in eight annual interest free installments beginning in September 2018, although for accounting purposes the entire tax was recorded in the second quarter of fiscal year 2018. The Act has other provisions that will significantly impact us beginning in fiscal year 2019, including a further reduction of the federal statutory tax rate to 21% and provisions that impact taxation of our international earnings. We are still considering the impact of these provisions on our effective tax rate in fiscal year 2019 and future years.

Securities and Exchange Commission Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act were not completed when our financial statements for the second quarter of fiscal year 2018 were issued. Provisional amounts must be adjusted during the measurement period as accounting for the income tax effects of the Act is completed. The measurement period began on December 22, 2017, the enactment date of the Act, and lasts no longer than one year.

In the second quarter of fiscal year 2018, we recorded a $236.9 million discrete provisional charge for the Repatriation Tax and a $13.7 million discrete charge to remeasure deferred tax assets and liabilities as of the enactment date of the Act to reflect the federal statutory tax rate reduction. To determine the amount of the Repatriation Tax, we must determine the accumulated unremitted earnings of our foreign subsidiaries and the amount of foreign income tax paid on such earnings. We made a reasonable estimate of the Repatriation Tax and therefore recorded a provisional Repatriation Tax charge of $236.9 million in the second quarter of fiscal year 2018. No adjustment to the provisional Repatriation Tax charge was made in the third quarter of fiscal year 2018 as we continue to gather information and analyze the available guidance to more precisely compute the amount of the Repatriation Tax.

In the three and nine months ended March 31, 2018, we recorded an income tax provision of $28.7 million and $328.0 million, respectively, compared to $30.2 million and $75.7 million for the three and nine months ended March 25, 2017, respectively. Our effective tax rate for the three and nine months ended March 31, 2018 was 12.9% and 54.6%, respectively, compared to 17.7% and 15.6% for the three and nine months ended March 25, 2017, respectively.

Our federal statutory tax rate for fiscal year 2018 is 28.1%. Our effective tax rate for the three months ended March 31, 2018 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates, and $4.6 million of discrete excess tax benefits generated by the settlement of share-based awards, partially offset by $5.1 million of discrete interest accruals for unrecognized tax benefits.

Our effective tax rate for the nine months ended March 31, 2018 was higher than the statutory rate primarily due to a $236.9 million discrete provisional charge for the Repatriation Tax, a $13.7 million discrete charge to remeasure deferred taxes as of the enactment date of the Act, and $13.1 million of discrete interest accruals for unrecognized tax benefits, partially offset by earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates, and $8.3 million of discrete excess tax benefits generated by the settlement of share-based awards.

Our federal statutory tax rate for the fiscal year 2017 was 35%. Our effective tax rate for the three and nine months ended March 25, 2017 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates, and $4.3 million and $9.5 million of discrete excess tax benefits generated by the settlement of share-based awards in the three and nine months ended March 25, 2017, respectively, partially offset by stock-based compensation for which no tax benefit is expected and $3.6 million and $10.4 million of discrete interest accruals for unrecognized tax benefits in the three and nine months ended March 25, 2017, respectively.

BACKLOG

At March 31, 2018 and June 24, 2017, our current quarter backlog was approximately $436.0 million and $389.1 million, respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Nine Months Ended
	March 31, 2018	March 25, 2017
	(in thousands)
Net cash provided by (used in) operating activities	$672,805	$536,729
Net cash provided by (used in) investing activities	(708,819)	(320,031)
Net cash provided by (used in) financing activities	(580,514)	(665,200)
Net increase (decrease) in cash and cash equivalents	$(616,528)	$(448,502)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $672.8 million in the nine months ended March 31, 2018, an increase of $136.1 million compared with the nine months ended March 25, 2017. This increase was due primarily to an increase of $117.2 million in income before provision for income taxes, which resulted from higher revenue and improved gross margin.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities and capital expenditures.

Cash used in investing activities increased by $388.8 million for the nine months ended March 31, 2018 compared with the nine months ended March 25, 2017. The increase was due primarily to a $722.0 million increase in purchases of available-for-sale-securities, partially offset by $397.5 million increase in proceeds from maturity of available-for-sale securities during the nine months ended March 31, 2018.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities decreased by approximately $84.7 million for the nine months ended March 31, 2018 compared to the nine months ended March 25, 2017. The decrease was primarily due to a $250.0 million repayment of notes payable during the nine months ended March 25, 2017 with no repayment for the nine months ended March 31, 2018. This was partially offset by $104.0 million in higher repurchases of our common stock and a $40.2 million increase in dividends paid to stockholders during the nine months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2018, our available funds consisted of $2.7 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Outstanding Debt Levels
On June 15, 2017, we completed a public offering of $500 million aggregate principal amount of our 3.45% senior unsecured and unsubordinated notes due on June 15, 2027 (“2027 Notes”).

On November 21, 2013, we completed a public offering of $500 million aggregate principal amount of our 2.5% senior unsecured and unsubordinated notes due on November 15, 2018 (“2018 Notes”).

On March 18, 2013, we completed a public offering of $500 million aggregate principal amount of our 3.375% senior unsecured and unsubordinated notes due on March 15, 2023 (“2023 Notes”).

The estimated fair value of outstanding long-term debt is $1,485 million and $1,516 million as of March 31, 2018 and June 24, 2017, respectively.

Off-Balance-Sheet Arrangements

As of March 31, 2018, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended March 31, 2018 and March 25, 2017 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2018. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2017, the board of directors of the Company authorized the repurchase of up to $1.0 billion of the Company's common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The Company's prior repurchase authorization was cancelled and superseded by this new repurchase authorization.

The following table summarizes the activity related to stock repurchases for the three months ended March 31, 2018:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Dec 31, 2017 - Jan 27, 2018	410	$54.59	410	$852,950
Jan 28, 2018 - Feb 24, 2018	743	59.68	743	809,893
Feb 25, 2018 - Mar 31, 2018	987	61.80	987	746,383
Total for the quarter	2,140	$59.68	2,140	$746,383

In the fiscal quarter ended March 31, 2018, the Company repurchased approximately 2.1 million shares of its common stock for approximately $127.7 million. As of March 31, 2018, the Company had remaining authorization of $746.4 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2018, (ii) Condensed Consolidated Balance Sheets at March 31, 2018 and June 24, 2017, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended March 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and (v) Notes to Condensed Consolidated Financial Statements.

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

April 27, 2018	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Sumeet Gagneja

Sumeet Gagneja
Vice President, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)