Form 10-K
period 2018-06-30
MAXIM INTEGRATED PRODUCTS INC
filed 2018-08-17
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2018
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 30, 2017 as reported by The NASDAQ Global Select Market was $11,175,629,181. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of August 3, 2018: 278,019,068.
Documents Incorporated By Reference:

(1)
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement for Maxim Integrated Products, Inc.'s 2018 Annual Meeting of Stockholders, to be filed subsequently.

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

We have a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2018 was a 53-week fiscal year. Fiscal years 2017 and 2016 were each 52-week fiscal years. Fiscal year 2019 will be a 52-week fiscal year.

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

The Linear and Mixed-Signal Analog Integrated Circuit Market

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

Our linear and mixed-signal products serve five major end-markets: (i) Automotive, (ii) Communications and Data Center, (iii) Computing, (iv) Consumer and (v) Industrial. These major end-markets and their corresponding markets are noted in the table below:

MAJOR END-MARKET	MARKET

AUTOMOTIVE	Infotainment
Powertrain
Body Electronics
Safety & Security

COMMUNICATIONS & DATA CENTER	Base Stations
Data Center
Data Storage
Network & Datacom
Servers
Telecom
Other Communications

COMPUTING	Desktop Computers
Notebook Computers
Peripherals & Other Computer

CONSUMER	Smartphones
Digital Cameras
Handheld Computers
Home Entertainment & Appliances
Mobility & Fitness Wearables
Other Consumer

INDUSTRIAL	Automatic Test Equipment
Control & Automation
Electrical Instrumentation
Financial Terminals
Medical
Security
USB Extension
Other Industrial

Product Quality

We employ a system addressing quality and reliability of our products from initial design through wafer fabrication, assembly, testing and final shipment. We have received ISO 9001, IATF16949 and ISO 14001 certifications for all wafer fabrication, assembly, final test and shipping facilities. Based on industry standard requirements, we conduct reliability stress testing on the products we manufacture and sell. Through this testing, we can detect and accelerate the presence of defects that may arise over the life of a product.

Manufacturing

We primarily utilize third party foundries as well as our own wafer fabrication facilities for the production of our wafers. The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. As a result, many different process technologies are currently used for wafer fabrication of our products. The majority of processed wafers are also subject to parametric and functional testing at either our facilities or third-party vendors.

Historically, our internal wafer production occurred at one of our three owned wafer fabrication facilities at Beaverton, Oregon, San Jose, California and San Antonio, Texas. During fiscal year 2016, we completed the closure of our San Jose facility, as well as the sale of our San Antonio facility to TowerJazz Texas, Inc. Production from both these sites was transferred to our other existing manufacturing locations and to our third-party service providers. The transfer of these activities from internal wafer production to third party foundries is part of our manufacturing transformation initiative ("manufacturing transformation").

In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation (“Epson”). In fiscal year 2010, we entered into a supply agreement with Powerchip Technology Corporation (“Powerchip”) to provide 300mm wafer capacity. In fiscal year 2014, we entered into a supply agreement with UMC Corporation (“UMC”). In fiscal year 2016, we entered into a supply agreement with TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.) ("TowerJazz"), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. In fiscal year 2018, we ramped production at our most recently added partner foundry, Fujitsu Ltd. ("Fujitsu"). Epson and Fujitsu in Japan and UMC and Powerchip in Taiwan manufacture products for us under rights and licenses using our proprietary technology. In fiscal years 2018, 2017 and 2016, wafers manufactured by our partner foundries and merchant foundries (e.g., Taiwan Semiconductor Company Limited) represented 73%, 75% and 57%, respectively, of our total wafer manufacturing.

Once wafer manufacturing has been completed, wafers are sorted in order to determine which integrated circuits on each wafer are functional and which are defective. We currently perform the majority of wafer sorting, final testing and shipping activities at two company-owned facilities, located in Cavite, the Philippines and Chonburi Province, Thailand, although we also utilize independent subcontractors for some wafer sorting.

We process wafers for products that utilize chip scale packaging (“CSP”) also known as wafer level packaging (“WLP”). CSP, or WLP, enables integrated circuits to be attached directly to a printed circuit board without the use of a traditional plastic package. Historically, we utilized internal manufacturing resources as well as independent subcontractors to perform WLP manufacturing. In fiscal year 2016, we announced our intent to shut down our WLP manufacturing facility located in Dallas, Texas and completed this shutdown in fiscal year 2017. The manufacturing operations of the Dallas manufacturing facility were transferred to our Beaverton, Oregon factory and assembly subcontractors, which is also part of our manufacturing transformation. Currently, all WLP processes are done externally.

Integrated circuit assembly is performed by foreign assembly subcontractors, located in China, Japan, Malaysia, the Philippines, Taiwan, Thailand, Singapore and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

After assembly has been completed, a majority of the assembled products are shipped to our facilities located in Cavite, the Philippines or Chonburi Province, Thailand, where the packaged integrated circuits undergo final testing and preparation for customer shipment. In addition, we also utilize independent subcontractors to perform final testing.

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

We derived approximately 47% of our fiscal year 2018 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. Our primary distributor is Avnet Electronics ("Avnet") which accounted for 25%, 22% and 19% of our revenues in fiscal years 2018, 2017 and 2016, respectively. Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of our products. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 10%, 10% and 14% of net revenues in fiscal years 2018, 2017 and 2016, respectively. No single customer (other than Avnet and Samsung) nor single product accounted for 10% or more of net revenues in fiscal years 2018, 2017 and 2016. Based on customers’ ship-to locations, international sales accounted for approximately 88%, 88% and 89% of our net revenues in fiscal years 2018, 2017 and 2016, respectively. See Note 11: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

Seasonality

Our revenue is generally influenced on a quarterly basis by customer demand patterns and new product introductions. A large number of our products have been incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.

Foreign Operations

We conduct business in numerous countries outside of the United States (“U.S.”). Our international business is subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Refer to our discussion of risks related to our foreign operations as included in Item 1A, Risk Factors and our discussion of foreign income included in Item 7 under “Results of Operations” included in this Annual Report. Refer to net revenues from unaffiliated customers by geographic region included in Note 11: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

Backlog

At June 30, 2018 and June 24, 2017, our current quarter backlog was approximately $441.1 million and $389.1 million, respectively. Our current quarter backlog includes customer request dates to be filled within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure for predicting future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

Research and Development

We believe that research and development is critical to our future competitiveness. Objectives for the research and development function include:

•	new product definition and development of differentiated products;

•	design of products with performance differentiation that achieve high manufacturing yield and reliability;

•	development of, and access to, manufacturing processes and advanced packaging;

•	development of hardware, software, and algorithms to support the acceptance and design-in of our products in the end customer's system; and

•	development of high-integration products across multiple end markets.

Our research and development plans require engineering talent and tools for product definition, electronic design automation (“EDA”), circuit design, process technologies, test development, test technology, packaging development, software development and applications support. Research and development expenses were $450.9 million, $454.0 million and $467.2 million in fiscal years 2018, 2017 and 2016, respectively. See “Research and Development” under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

Competition

The linear and mixed-signal analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some portion of our business.

We believe the principal elements of competition include:

•	technical innovation;

•	service and support;

•	time to market;

•	business, operational, marketing and financial strategy;

•	differentiated product performance and features;

•	quality and reliability;

•	product pricing and delivery capabilities;

•	customized design and applications;

•	business relationship with customers;

•	experience, skill and productivity of employees and management; and

•	manufacturing competence and inventory management.

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

It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered by us to be more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from calendar year 2018 to 2035. We have also registered several of our trademarks and copyrights in the United States and other countries.

Employees

As of June 30, 2018, we employed 7,149 persons.

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

We may experience difficulties implementing our new global execution system, which may adversely affect our ability to effectively supply products to our customers.

We are implementing a new global execution system (“GES”) as part of our efforts to integrate inventory movement with our financial reporting system. This implementation is a major undertaking and requires significant employee time and financial resources. While we have invested significant resources in planning and project management, implementation issues may arise. For example, we may experience staff turnover, which may delay the implementation of GES. Additionally, unforeseen issues may arise, which could disrupt the implementation of GES. Any disruptions, delays or deficiencies in the design and the implementation or operation of GES could disrupt or reduce our supply chain execution and operational efficiency which may lead to our inability to effectively supply products to our customers. Our inability to successfully manage the implementation of GES could materially adversely affect our business, results of operations and financial condition.

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

The loss of, or substantial reduction in sales to, any of our large customers could have a material adverse effect on our business, financial condition, and results of operations.

A reduction in demand or loss of one or more of our large customers may adversely affect our business. For example, sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 10%, 10% and 14% of net revenues in fiscal years 2018, 2017 and 2016, respectively. The delay, significant reduction in, or loss of, orders from any one or more of our large customers (including curtailments of purchases due to a change in the design, manufacturing or sourcing policies or practices of these customers or the timing of customer inventory adjustments) or demands of price concessions from any one or more of our large customers could have a material adverse effect on our net revenues and results of operations.

Our manufacturing operations may be interrupted or suffer yield problems.

The manufacture and design of integrated circuits is highly complex. We may experience a disruption in factory operations, manufacturing problems in achieving acceptable yields, or product delivery delays in the future as a result of, among other things, outdated infrastructure, upgrading or expanding existing facilities, equipment malfunctioning, construction delays, changing our process technologies, capacity constraints, or new technology qualification delays, particularly in our internal fabrication facilities. For example, our internal fabrication facility at Beaverton, Oregon requires additional investment to, among other things, upgrade its infrastructure and manufacturing equipment. In connection with the upgrading of our facilities, we may experience a disruption in factory operations, which could result in damages to the facilities and stoppages to the operations of the facilities. Additionally, our internal fabrication facilities may be harmed or rendered inoperable due to damages resulting from fire, natural disaster, unavailability of electric power or other causes, which may render it difficult or impossible for us to manufacture our products for some period of time.

If our internal fabrication facilities become unavailable to us, it would be time consuming, difficult, and costly to arrange for new manufacturing facilities to supply our products given the nature of our products. In addition, our third party's manufacturing facilities may not be available to us due to natural or man-made disasters, labor unrest, political conditions or other causes. To the extent we experience disruptions at our wafer fabrication facilities or we do not achieve acceptable manufacturing yields, our results of operations could be adversely affected.

Our dependence on subcontractors for assembly, test, freight, wafer fabrication and logistic services and certain manufacturing services may cause delays beyond our control in delivering products to our customers.

We rely on subcontractors located in various parts of the world for assembly and CSP packaging services, freight and logistic services, wafer fabrication, and sorting and testing services. For example, in connection with the sale of our semiconductor wafer fabrication facility in San Antonio, Texas to TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.) ("TowerJazz"), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. (“Tower”), in the third quarter of fiscal year 2016, we entered into a long-term supply agreement with TowerJazz, pursuant to which we procure from TowerJazz certain quantities of silicon wafers upon which integrated circuits are made that are designed by us. None of the subcontractors we currently use are affiliated with us. Reliability problems experienced by our subcontractors or the inability to promptly replace any subcontractor could cause serious problems in delivery and quality resulting in potential product liability to us. Such problems could impair our ability to meet our revenue plan in the fiscal year period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations.

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

Our critical information systems are subject to cyber-attacks, interruptions and failures.

We rely on several information technology systems to provide products and services, process orders, manage inventory, process shipments to customers, keep financial, employee, and other records, and operate other critical functions. These information technology systems are subject to damage or interruption from a number of potential sources. Security breaches, including cyber-attacks, phishing attacks or attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise information technology systems, are becoming increasingly frequent and more sophisticated. We currently have, and are in the process of developing several more, systems and procedures that include, among other things, ongoing internal risk assessments to identify vulnerabilities, an internal group dedicated to reviewing cybersecurity threats, and the adoption of an information security policy. Because the techniques used to obtain unauthorized access to or sabotage networks and systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. Despite our efforts to mitigate risks associated with cybersecurity events, our information technology systems may be susceptible to adaptive persistent threats, catastrophic cybersecurity attacks, damage, disruptions, or shutdowns due to power outages, hardware failures, computer malware and viruses, telecommunication failures, user errors, or other events. Risks associated with these threats include, but are not limited to, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems, and increased costs to prevent, respond to or mitigate catastrophic cybersecurity events. A prolonged systemic disruption in the information technology systems could result in the loss of sales and customers and significant consequential costs, which could adversely affect our business. In addition, cybersecurity breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our customers, partners, suppliers, or employees which could result in our suffering significant financial or reputational damage.

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

In the past, it has been common in the semiconductor industry for patent holders to offer licenses on reasonable terms and rates. Although the practice of offering licenses appears to be generally continuing, in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses. In any of those cases, there can be no assurance that we would be able to obtain any necessary license on terms acceptable to us, if at all, or that we would be able to re-engineer our products or processes in a cost-effective manner to avoid claims of infringement. Any litigation in such a situation could involve an injunction to prevent the sales of a material portion of our products, the reduction or elimination of the value of related inventories and the assessment of a substantial monetary award for damages related to past sales, all of which could have a material adverse effect on our results of operations and financial condition.

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

A portion of our sales is realized through independent electronics distributors that are not under our direct control. These independent sales organizations generally represent product lines offered by several companies and thus could underperform for various reasons, including as a result of reducing their sales efforts applied to our products, or terminate their distribution relationship with us. In fiscal 2018, 47% of our revenues were generated from distributors, the largest of which was Avnet, our primary world-wide distributor, which accounted for 25% of our revenues. We require certain foreign distributors to provide a letter of credit to us in an amount up to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not contractually protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, or the general underperformance of a significant distributor could be disruptive and harmful to our current business.

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

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

A number of factors may increase our future effective tax rates, including, but not limited to:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in our global structure that involve changes to investment in technology outside of the United States;

•
the resolution of issues arising from tax audits with various tax authorities and, in particular, the outcome of the Internal Revenue Service audit of our tax returns for fiscal years 2009-2011 and fiscal years 2012-2014;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation;

•
changes in tax laws or the interpretation of such tax laws, including laws or rules enacted by countries in response to the Base Erosion and Profit Shifting (“BEPS”) project conducted by the Organization for Economic Co-operation and Development (“OECD”); and

•	changes in generally accepted accounting principles.

We are subject to taxation in various countries and jurisdictions. Significant judgment is required to determine tax liabilities on a worldwide basis. Any significant increase in our future effective tax rates could reduce net income for future periods and may have a material adverse impact on our results of operations.

We are subject to a variety of domestic and international laws and regulations that could impose substantial costs on us and may adversely affect our business.

We are subject to numerous U.S. and international laws, rules and regulations covering a wide variety of subject matters, including, but not limited to, data privacy and protection, environment, safety and health, exports and imports, bribery and corruption, tax, labor and employment, competition, market access, and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive and could restrict our ability to operate our business. If we fail to comply or if we become subject to enforcement activity, we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to operate our business.

Among other laws and regulations, we are subject to the General Data Protection Regulation effective in the European Union, U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business, and the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business.

While our Company’s policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. If we fail to comply or if we become subject to enforcement activity, we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to operate our business, which could have a material adverse impact on our results of operations and financial condition.

Political conditions could materially affect our revenues and results of operations.

We are subject to the political and legal risks inherent in international operations. Exposure to political instabilities, different business policies and varying legal or regulatory standards, including, but not limited to, international trade disputes, could result in the imposition of tariffs and trade restrictions or barriers, which could impact economic activity and lead to a contraction of customer demand. International trade disputes could also result in various forms of protectionist trade legislation and other protectionist measures that could limit the Company’s ability to operate its business and have a negative effect on end-market demand, which could have a material adverse impact on our results of operations and financial condition. We have been impacted by these problems in the past, but none have materially affected our results of operations. Problems in the future or not-yet-

materialized consequences of past problems could affect deliveries of our products to our customers, possibly resulting in substantially delayed or lost sales and/or increased expenses that cannot be passed on to our customers.

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

We also invest in early-to-late stage private companies to further our strategic objectives and support key business initiatives. These strategic investments may not perform as expected. We cannot provide assurance that these companies will operate in a manner that will increase or maintain the value of our investment. If these private companies fail, we may not realize a return on our investments. Thus, all of our investments are subject to a risk of a partial or total loss of investment capital.

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

The nature of our business requires strategic changes from time to time, including restructuring our operations and divesting and consolidating certain product lines and businesses. The sale of facilities, or the exiting of certain product lines or businesses, may adversely affect certain customer relationships, which may have a material adverse effect on our business, financial condition, and results of operations. Additionally, our ability to timely shut down our facilities or otherwise exit product lines and businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. If we are unable to shut down a facility or exit a product line or business in a timely manner, or to restructure our operations in a manner we deem to be advantageous, this could have a material adverse effect on our business, financial condition, and results of operations. Even if the sale of a facility or divestment is successful, we may face indemnity and other liability claims by the acquirer or other parties.

We may be materially adversely affected by currency fluctuations or changes in trade policies, including international trade disputes.

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 88%, 88% and 89% of our net revenues in fiscal years 2018, 2017 and 2016, respectively, were from international sales. Accordingly, both manufacturing and sales of our products may be adversely affected by political or economic conditions abroad. In addition, various forms of protectionist trade legislation are routinely proposed in the United States and certain foreign countries. International trade disputes and changes in trade policies could result in the imposition of tariffs and trade restrictions, which could adversely affect our foreign manufacturing or marketing strategies and have a negative impact on end-market demand. Currency exchange fluctuations could also decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products produced by our foreign competitors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters is in San Jose, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal offices and manufacturing facilities at June 30, 2018:

Principal Properties	Use(s)	Approximate Floor Space (sq. ft.)

Cavite, the Philippines	Manufacturing, engineering, administration, office space, customer service, shipping and other	489,000

San Jose, California	Corporate headquarters, office space, engineering, administration, customer services, shipping and other	435,000

Beaverton, Oregon	Wafer fabrication, engineering, office space and administration	312,000

Chonburi Province, Thailand	Manufacturing, engineering, administration, office space, customer service, shipping and other	144,000

Dallas, Texas†	Corporate functions, engineering and lab	82,000

Chandler, Arizona	Office space, engineering and test	65,000

Bangalore, India†	Office space, engineering, administration and other	49,000

Colorado Springs, Colorado†	Office space, engineering, and administration	24,000

Dublin, Ireland†	Office space, administration and customer services	20,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol MXIM. As of August 3, 2018, there were approximately 643 stockholders of record of our common stock.

The following table sets forth the range of the high and low closing prices by quarter for fiscal years 2018 and 2017:

	High	Low
Fiscal Year ended June 30, 2018
First Quarter	$47.84	$43.71
Second Quarter	$55.33	$46.70
Third Quarter	$66.27	$52.97
Fourth Quarter	$61.56	$53.78

	High	Low
Fiscal Year ended June 24, 2017
First Quarter	$40.28	$32.82
Second Quarter	$39.47	$36.74
Third Quarter	$45.68	$37.89
Fourth Quarter	$49.41	$43.39

The following table sets forth the dividends paid per share for fiscal years 2018 and 2017:

	Fiscal Years
	2018	2017

First Quarter	$0.36	$0.33
Second Quarter	$0.36	$0.33
Third Quarter	$0.42	$0.33
Fourth Quarter	$0.42	$0.33

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 30, 2018:

	Issuer Purchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2018 - Apr. 28, 2018	696	$57.47	696	$706,374
Apr. 29, 2018 - May 26, 2018	706	$56.69	706	$666,368
May 27, 2018 - Jun. 30, 2018	799	$60.07	799	$618,359
Total	2,201	$58.17	2,201	$618,359

On July 20, 2017, the board of directors of the Company authorized the repurchase of up to $1.0 billion of the Company's common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors.

During fiscal year 2018, we repurchased approximately 7.5 million shares of our common stock for $408.0 million. As of June 30, 2018, we had a remaining authorization of $618.4 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index for the five years ended June 30, 2018. The graph and table assume that $100 was invested on June 28, 2013 (the last day of trading for the fiscal year ended June 29, 2013) in each of our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Stock Index and the Philadelphia Semiconductor index are based on our fiscal year.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The returns shown are based on historical results and are not intended to suggest or predict future performance.

	Base Year	Fiscal Year Ended
	June 29, 2013	June 28, 2014	June 27, 2015	June 25, 2016	June 24, 2017	June 30, 2018
Maxim Integrated Products, Inc.	$100.00	$126.36	$134.07	$140.12	$189.04	$248.56
NASDAQ Composite-Total Return	$100.00	$130.85	$152.90	$143.45	$193.14	$234.02
Philadelphia Semiconductor-Total Return	$100.00	$136.81	$155.35	$153.31	$251.41	$309.10

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The following selected financial data as of June 30, 2018 and June 24, 2017 and for the years ended June 30, 2018, June 24, 2017 and June 25, 2016 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in Part IV, Item 15(a) of this Annual Report. The following selected financial data as of June 25, 2016, June 27, 2015, and June 28, 2014 and for the years ended June 27, 2015 and June 28, 2014 have been derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,480,066	$2,295,615	$2,194,719	$2,306,864	$2,453,663
Cost of goods sold	853,945	849,135	950,331	1,034,997	1,068,898
Gross margin	$1,626,121	$1,446,480	$1,244,388	$1,271,867	$1,384,765
Gross margin %	65.6%	63.0%	56.7%	55.1%	56.4%

Operating income	$833,448	$694,777	$313,849	$237,280	$422,291
% of net revenues	33.6%	30.3%	14.3%	10.3%	17.2%

Net income	$467,318	$571,613	$227,475	$206,038	$354,810

Earnings per share
Basic net income per share	$1.66	$2.02	$0.80	$0.73	$1.25
Diluted net income per share	$1.64	$1.98	$0.79	$0.71	$1.23

Shares used in the calculation of
earnings per share:
Basic	280,979	283,147	285,081	283,675	283,344
Diluted	285,674	287,974	289,479	288,949	289,108

Dividends declared and paid per share	$1.56	$1.32	$1.20	$1.12	$1.04

	As of
	June 30, 2018	June 24, 2017	June 25, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,626,399	$2,744,839	$2,230,668	$1,626,119	$1,372,425
Working capital	$2,413,014	$3,026,597	$2,197,645	$1,936,226	$1,687,292
Total assets	$4,451,561	$4,570,233	$4,234,616	$4,216,071	$4,391,558
Long-term debt, excluding current portion	$991,147	$1,487,678	$990,090	$987,687	$986,966
Total stockholders' equity	$1,930,940	$2,202,694	$2,107,814	$2,290,020	$2,429,911

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

Revenue Recognition

We recognize revenue for sales to direct customers and sales to distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, collectability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. We estimate returns for sales to direct customers and distributors based on historical return rates applied against current period gross revenue. Specific customer returns and allowances are considered within this estimate.

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

An allowance for distributor credits covering price adjustments is estimated based on our historical experience rates and also considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical experience rates.

The Company had historically recognized a portion of revenue through certain distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and the amount of potential returns and, over the past several years, has made investments in its systems and updates to processes around its distribution channel to improve the quality of the information for preparing such estimates. As a result of this continuous reassessment, the Company recognizes all revenue from distributors upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition) as of second quarter of fiscal year 2018.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) net realizable value. Our standard cost revision policy is to monitor manufacturing variances and revise standard costs on a quarterly basis. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted as we release these reserves upon the ultimate product shipment. During fiscal years 2018, 2017 and 2016, we had net inventory write-downs of $21.4 million, $19.0 million and $26.2 million, respectively. When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

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

Intangible Assets and Goodwill

We account for intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”). We review goodwill and purchased intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

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

ASC No. 740-10, Income Taxes (“ASC 740-10”), prescribes a recognition threshold and measurement framework for financial statement reporting and disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. Although we believe that our computation of tax benefits to be recognized and realized are reasonable, no assurance can be given that the final outcome will not be different from what was reflected in our income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made. See Note 16: “Income Taxes” in the Notes to Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report for further information related to ASC 740-10.

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

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	34.4%	37.0%	43.3%
Gross margin	65.6%	63.0%	56.7%
Operating expenses:
Research and development	18.2%	19.8%	21.3%
Selling, general and administrative	13.0%	12.7%	13.2%
Intangible asset amortization	0.2%	0.4%	0.6%
Impairment of long-lived assets	—%	0.3%	7.3%
Impairment of goodwill and intangible assets	—%	—%	1.3%
Severance and restructuring expenses	0.6%	0.5%	1.1%
Other operating expenses (income), net	(0.1)%	(1.0)%	(2.4)%
Total operating expenses	32.0%	32.7%	42.4%
Operating income	33.6%	30.3%	14.3%
Interest and other income (expense), net	(0.3)%	(0.7)%	(1.3)%
Income before provision for income taxes	33.3%	29.6%	13.0%
Provision for income taxes	14.4%	4.7%	2.6%
Net income	18.8%	24.9%	10.4%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016

Cost of goods sold	0.4%	0.4%	0.4%
Research and development	1.5%	1.6%	1.7%
Selling, general and administrative	1.3%	1.1%	1.1%
	3.2%	3.1%	3.2%

Net Revenues

We reported net revenues of $2,480.1 million, $2,295.6 million and $2,194.7 million in fiscal years 2018, 2017 and 2016, respectively. Our net revenues in fiscal year 2018 increased by 8.0% compared to our net revenues in fiscal year 2017. Revenue from automotive products was up 17%, primarily driven by increased demand for infotainment, battery management system products for electric vehicles, and driver assistance products. Revenue from industrial products was up 13%, primarily due to higher sales of factory automation products and core industrial products. Revenue from consumer products was also up 5%. The increase in revenue was also partially driven by the 53-week fiscal year 2018 compared to the 52-week fiscal year 2017.

Our net revenues in fiscal year 2017 increased by 4.6% compared to our net revenues in fiscal year 2016. Revenue from automotive products was up 18%, primarily due to increased demand for infotainment products. Revenue from industrial products was up 4%, primarily driven by shipments of factory automation products. Revenue from communications and data center products was up 3%, due to higher shipments of data center products. These increases were partially offset by a decrease in revenue from consumer products of 2%, primarily due to lower shipments of smartphone products. Also, in the fourth quarter of fiscal 2017 the Company began recognizing revenue with a certain distributor (less its estimate of future price adjustments and returns) upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition). As a result of this change, the Company recognized an incremental $19.4 million of revenue during the fourth quarter of fiscal 2017.

Approximately 88%, 88% and 89% of our net revenues in fiscal years 2018, 2017 and 2016, respectively, were derived from customers located outside the United States, primarily in Asia and Europe. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on net revenues and our results of operations for fiscal years 2018, 2017 and 2016 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 65.6% in fiscal year 2018 compared to 63.0% in fiscal year 2017. Our gross margin increased by 2.6 percentage points, partially driven by implementation of cost reduction initiatives and improved factory utilization (2.3 percentage point increase to gross margin), and partially driven by lower intangible asset amortization and accelerated depreciation in fiscal year 2018 of $3.9 million (0.3 percentage point increase to gross margin).

Our gross margin as a percentage of net revenue was 63.0% in fiscal year 2017 compared to 56.7% in fiscal year 2016. Our gross margin increased by 6.3 percentage points, partially driven by lower accelerated depreciation and intangible asset amortization in fiscal year 2017 of $65.0 million (3.1 percentage point increase to gross margin) and partially driven by improved factory utilization and cost reduction initiatives (3.2 percentage point increase to gross margin).

Research and Development

Research and development expenses were $450.9 million and $454.0 million for fiscal years 2018 and 2017, respectively, which represented 18.2% and 19.8% of net revenues, respectively. The $3.1 million decrease in research and development expenses was primarily due to our continued focused research and development investment strategy.

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

Selling, General and Administrative

Selling, general and administrative expenses were $322.9 million and $291.5 million in fiscal years 2018 and 2017, respectively, which represented 13.0% and 12.7% of net revenues, respectively. The $31.4 million increase in selling, general and administrative expenses was primarily attributable to an increase in salaries and related expenses.

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

Impairment of Long-lived Assets

Impairment of long-lived assets was $0.9 million in fiscal year 2018 and $7.5 million in fiscal year 2017, which represented less than 0.1% and 0.3% of net revenues, respectively. The $6.6 million decrease was primarily due to impairments of certain investments in privately held companies in fiscal year 2017. The Company uses various inputs to evaluate investments in privately held companies including valuations of recent financing events as well as other information regarding the issuer's historical and forecasted performance. The Company reached its conclusion regarding the asset impairment due to changes, during the fiscal year 2017, in the financial condition of certain investments in privately held companies which indicated an other than temporary impairment.

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

There was no impairment of goodwill and intangible assets in fiscal year 2018.

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

Severance and Restructuring Expenses

Severance and restructuring expenses were $15.1 million in fiscal year 2018 and $12.5 million in fiscal year 2017, which represented 0.6% and 0.5% of net revenues, respectively. The $2.6 million increase was primarily due to employee enrollments in voluntary separation programs during fiscal year 2018.

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

Other Operating Expenses (Income), Net

Other operating expenses (income), net were $(1.6) million and $(22.9) million in fiscal year 2018 and 2017, respectively, which represented (0.1)% and (1.0)% of net revenues, respectively. The net decrease in other operating income of $21.3 million was primarily driven by the gain of $26.6 million on the sale of micro-electromechanical systems (MEMS) business line in the first quarter of fiscal year 2017.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $(8.6) million in fiscal year 2018 and $(15.2) million in fiscal year 2017, which represented (0.3)% and (0.7)% of net revenues, respectively. The decrease in interest and other expense of $6.6 million was primarily attributable to increased interest income on cash equivalents and short-term investments as well as net gains from derivatives hedging due to increased strength of the U.S. Dollar.

Interest and other income (expense), net was $(15.2) million in fiscal year 2017 and $(28.8) million in fiscal year 2016, which represented (0.7)% and (1.3)% of net revenues, respectively. The decrease in interest and other expense of $13.6 million was primarily attributable to increased interest income on cash equivalents and short-term investments.

Provision for Income Taxes

Our annual income tax expense was $357.6 million, $108.0 million and $57.6 million in fiscal years 2018, 2017 and 2016, respectively. The effective tax rate was 43.3%, 15.9% and 20.2% for fiscal years 2018, 2017 and 2016, respectively. Our federal statutory tax rate is 28.1% for fiscal year 2018 and 35.0% for fiscal years 2017 and 2016.

On December 22, 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was enacted. The primary impacts of the Act in fiscal year 2018 are taxation of accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”) and a reduction of our federal statutory tax rate from 35.0% to 28.1% (average of a 35.0% rate for the first half of fiscal year 2018 and a 21.0% rate for the second half of fiscal year 2018). The Act allows us to pay the Transition Tax in eight annual interest-free installments beginning in September 2018, although for accounting purposes the Transition Tax was recorded in the second quarter of fiscal year 2018. The Act has other provisions that will significantly impact us beginning in fiscal year 2019, including a further reduction of the federal statutory tax rate to 21.0% and provisions that impact taxation of our international earnings.

Securities and Exchange Commission Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act were not completed when our financial statements for the second quarter of fiscal year 2018 were issued. Provisional amounts must be adjusted during the measurement period as accounting for income tax effects of the Act is completed. The measurement period began on December 22, 2017, the enactment date of the Act, and lasts no longer than one year.

To compute the Transition Tax, we must calculate accumulated unremitted earnings of the Company’s foreign subsidiaries and the amount of foreign income taxes paid on those earnings. The Company made a reasonable estimate of the Transition Tax and in the second quarter of fiscal year 2018 recorded a provisional Transition Tax charge of $236.9 million, which consists of a $248.0 million Transition Tax liability less $11.1 million of deferred tax liabilities established in prior years for U.S. tax on unremitted foreign earnings. No adjustment to the provisional Transition Tax charge has been made as of the end of fiscal year 2018 as the Company continues to gather information and analyze available guidance to more precisely compute the Transition Tax.

Our fiscal year 2018 effective tax rate was higher than the statutory rate primarily due to a $236.9 million provisional charge for the Transition Tax, a $13.7 million charge to remeasure deferred taxes at the enactment date of the Act to reflect the federal statutory rate reduction, and $17.1 million of interest accruals for unrecognized tax benefits, partially offset by earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates, and $11.1 million of excess tax benefits generated by the settlement of share-based awards.

Our fiscal year 2017 effective tax rate was lower than the statutory tax rate primarily due to earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates, and $14.4 million of excess tax benefits generated by the settlement of share-based awards, partially offset by stock-based compensation for which no tax benefit is expected and $14.3 million of interest accruals for unrecognized tax benefits.

Our fiscal year 2016 effective tax rate was lower than the statutory tax rate primarily due to earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates, partially offset by stock-based compensation for which no tax benefit is expected, $9.1 million of interest accruals for unrecognized tax benefits and $20.4 million of non-deductible goodwill included in the sale of the energy metering business.

We have various entities domiciled within and outside the United States. The following is a breakout of our U.S. and foreign income (loss) before income taxes:

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Domestic pre-tax income (loss)	$149,056	$154,628	$(48,985)
Foreign pre-tax income (loss)	675,829	524,961	334,039
Total	$824,885	$679,589	$285,054

A relative increase in earnings in lower tax jurisdictions, such as Ireland, may lower our consolidated effective tax rate, while a relative increase in earnings in higher tax jurisdictions, such as the United States, may increase our consolidated effective tax rate.

In fiscal year 2018 the percentage of pre-tax income from our foreign operations increased, which was primarily due a fiscal year 2017 gain from the sale of the Company’s micro-electromechanical systems (MEMS) business line that increased domestic pre-tax income. The impact of pre-tax income from foreign operations reduced our effective tax rate by 16.7 percentage points in fiscal year 2018 as compared to 20.2 percentage points in fiscal year 2017. The rate reduction for foreign operations is the expected tax on foreign operations at the federal statutory tax rate less actual tax on foreign operations. The decreased fiscal year 2018 tax rate benefit from foreign operations was primarily due to a reduction of the Company’s federal statutory tax rate from 35.0% to 28.1%.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

Cash flows were as follows:

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Net cash provided by (used in) operating activities	$819,464	$773,657	$721,885
Net cash provided by (used in) investing activities	(710,066)	(325,396)	62,722
Net cash provided by (used in) financing activities	(812,035)	(307,369)	(230,343)
Net increase (decrease) in cash and cash equivalents	$(702,637)	$140,892	$554,264
Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $819.5 million in fiscal year 2018, an increase of $45.8 million compared with fiscal year 2017. This increase was primarily caused by an increase in income before provision for income taxes which resulted from higher revenue and improved gross margin.

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

Cash used in investing activities was $710.1 million in fiscal year 2018, an increase of $384.7 million compared with fiscal year 2017. The change was primarily due to a $997.2 million increase in purchases of available-for-sale securities, partially offset by a $678.2 million increase in proceeds from maturity of available-for-sale securities.

Cash used in investing activities was $325.4 million in fiscal year 2017, an increase of $388.1 million compared with fiscal year 2016. The change was primarily due to a $350.2 million increase in purchases of available-for-sale securities.

Financing Activities

Financing cash flows consist primarily of new borrowings, repurchases of common stock, issuance and repayment of notes payables, payment of dividends to stockholders, proceeds from stock option exercises and employee stock purchase plan and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities was $812.0 million in fiscal year 2018, an increase of $504.6 million compared with fiscal year 2017. The Company issued $500.0 million of long-term debt in fiscal year 2017. Changes in cash used in fiscal year 2018 included a $156.2 million increase in repurchases of common stock, and an increase of $64.1 million in dividend payments, partially offset by the repayment in fiscal year 2017 of $250.0 million of notes payable.

Net cash used in financing activities was $307.4 million in fiscal year 2017, an increase of $77.0 million compared with fiscal year 2016. This increase was due primarily to the repayment in fiscal year 2017 of $250.0 million of notes payable and an increase of $31.9 million in dividend payments, partially offset by the issuance of $500.0 million of long-term debt in fiscal year 2017 compared to $250.0 million of short-term debt issued in fiscal year 2016.

Liquidity and Capital Resources

As of June 30, 2018, our available funds consisted of $2.6 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Current portion of debt

On November 21, 2013, we completed a public offering of $500 million aggregate principal amount of the Company's 2.5% senior unsecured and unsubordinated notes due on November 15, 2018 (“2018 Notes”).

Available Borrowing Resources

We have access to a $350 million senior unsecured revolving credit facility that expires on June 27, 2019. As of June 30, 2018, we had not borrowed any amounts from this credit facility.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:	(in thousands)
Operating lease obligations (1)	$55,780	$10,090	$14,378	$12,101	$19,211
Outstanding debt obligations (2)	1,500,000	500,000	—	500,000	500,000
Interest payments associated with debt obligations (3)	237,647	38,986	68,250	63,328	67,083
Inventory related purchase obligations (4)	500,058	78,797	129,381	85,371	206,509
Transition Tax (5)	247,961	19,837	39,674	39,674	148,776
Total	$2,541,446	$647,710	$251,683	$700,474	$941,579

(1) We lease some facilities under non-cancelable operating lease agreements that expire at various dates through 2030.
(2) Outstanding debt represents amounts primarily due for our long-term notes.
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
(5) Provisional Transition Tax on accumulated unremitted earnings of foreign subsidiaries, paid interest free, over a period of eight years.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included above. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

As of June 30, 2018, our gross unrecognized income tax benefits were $591.5 million which excludes $61.9 million of accrued interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 30, 2018, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, short-term investments and notes payable. See Note 5: “Financial Instruments” in the Notes to Consolidated Financial Statements included in this Annual Report. We do not use derivative financial instruments to hedge the ongoing risk of interest rate volatility. At June 30, 2018, we maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are generally invested only in U.S. government or agency securities and are all available on a daily basis. Our short-term investments are in U.S. government, corporate and bank debt securities. Our long-term notes payable are all fixed rate securities and as such, we have no financial statement risk associated with changes in interest rates related to these notes.

To assess the interest rate risk associated with our outstanding long-term debt portfolio, we performed sensitivity analysis for our long-term notes as of June 30, 2018, using a modeling technique that measures the change in the fair values arising from a hypothetical 100 basis points increase in the levels of interest rates across the entire yield curve, with all other variables held constant. The discount rates used were based on the market interest rates in effect at June 30, 2018. The sensitivity analysis indicated that a hypothetical 100 basis points increase in interest rates would result in a reduction in the fair values of our long-term notes of $57.2 million.

Foreign Currency Risk

We generate less than 1.0% of our revenues in various global markets based on orders obtained in currencies other than the U.S. Dollar. We incur expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with our manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. We are exposed to fluctuations in foreign currency exchange rates primarily on orders, cash flows for expenditures and accounts receivable from sales in these foreign currencies. We have established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for speculative or trading purposes. We routinely hedge our exposure to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under ASC No. 815, Derivatives and Hedging (“ASC 815”), the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income or loss and reclassified into earnings into the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized each period in interest and other income (expense), net.

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

As of June 30, 2018, we had outstanding foreign currency derivative contracts with a total notional amount of $93.3 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 10% against the U.S. dollar, our foreign currency derivative contracts outstanding as of June 30, 2018 would experience an approximately $4.8 million gain (loss).

Foreign Exchange Contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the fiscal years ended June 30, 2018 and June 24, 2017.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2018. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. Management's assessment of internal control over financial reporting was conducted using the criteria in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of June 30, 2018, our internal control over financial reporting was effective, based on these criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting, as of June 30, 2018, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings “Audit Committee and Audit Committee Financial Expert,” “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

The following is information regarding our executive officers, including their positions and ages as of July 14, 2018.

Name	Age	Position
Tunç Doluca	60	President and Chief Executive Officer
Bruce E. Kiddoo	57	Senior Vice President and Chief Financial Officer
Vivek Jain	58	Senior Vice President, Technology and Manufacturing Group
Edwin B. Medlin	61	Senior Vice President and General Counsel
Christopher J. Neil	52	Senior Vice President, New Ventures
Bryan J. Preeshl	56	Senior Vice President, Quality
David Loftus	57	Vice President, Worldwide Sales and Marketing
Sumeet Gagneja	48	Vice President and Chief Accounting Officer

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

Edwin B. Medlin joined Maxim Integrated in November 1999 as Director and Associate General Counsel. He was promoted to Vice President and Senior Counsel in April 2006, was appointed General Counsel in September 2010, and he was promoted to Senior Vice President and General Counsel in May 2015. Prior to joining Maxim Integrated, he was with the law firm of Ropers, Majeski, Kohn and Bentley between 1987 and 1994 where he held various positions, including director. Between 1994 and 1997, he held the positions of General Counsel, and later, General Manager, at Fox Factory, Inc., a privately held manufacturing company. Between 1997 and 1999 he held the positions of General Counsel and later, Vice President of Global Sales and Marketing, at RockShox, Inc., a publicly traded corporation. Mr. Medlin holds a degree in Economics from the University of California, Santa Barbara, and a Juris Doctorate from Santa Clara University.

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

Bryan J. Preeshl joined Maxim Integrated in 1990 as a Senior Failure Analysis Engineer and held various senior management roles in the quality organization before being promoted to Vice President of Quality in 2010 and Senior Vice President of Quality in 2016. Prior to joining Maxim Integrated, Mr. Preeshl held numerous quality-related positions at National Semiconductor, ZyMOS, Monolithic Memories, and Advanced Micro Devices. Mr. Preeshl holds a degree in Electronics Engineering Technology from the DeVry Institute of Technology in Phoenix, Arizona.

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

Sumeet Gagneja joined Maxim Integrated in January 2011. Mr. Gagneja has served as Maxim Integrated’s Vice President and Chief Accounting Officer since August 2017 and has served as Maxim Integrated’s Corporate Controller since August 2016. Prior to that, Mr. Gagneja served as Maxim Integrated’s Managing Director of Internal Audit from November 2013 to August 2016, Maxim Integrated’s Managing Director of Finance from September 2013 to November 2013, and Maxim Integrated’s Executive Director of Finance from January 2011 to August 2013. Prior to joining Maxim Integrated, Mr. Gagneja held various finance positions at Broadcom Limited (previously Avago Technologies) and Intel Corporation. Mr. Gagneja received a B.S. in Mechanical Engineering from Punjab Engineering College, a M.S. degree in Mechanical Engineering from Wayne State University, and a M.B.A. degree from the University of Michigan (Stephen M. Ross) School of Business.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors and employees, including, but not limited to, our principal executive officer and principal financial and accounting officer. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or group, and (v) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at http://www.maximintegrated.com/en/aboutus/maxim-corporate-policies.html. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company's principal executive officer, principal financial officer or principal accounting officer by posting such information on its website. The contents of our website are not incorporated into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners, Directors and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors Matters” and “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements.	39
	Consolidated Balance Sheets at June 30, 2018 and June 24, 2017	39
	Consolidated Statements of Income for each of the three years in the period ended June 30, 2018	40
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 30, 2018	41
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2018	42
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2018	43
	Notes to Consolidated Financial Statements	44
	Report of Independent Registered Public Accounting Firm	78
	Report of Independent Registered Public Accounting Firm	80
(2)	Financial Statement Schedule.
	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.
	Schedule II - Valuation and Qualifying Accounts	81
	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 24, 2017
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,543,484	$2,246,121
Short-term investments	1,082,915	498,718
Total cash, cash equivalents and short-term investments	2,626,399	2,744,839
Accounts receivable, net of allowances of $140,296 in 2018 and $46,575 in 2017	280,072	256,454
Inventories	282,390	247,242
Other current assets	21,548	57,059
Total current assets	3,210,409	3,305,594
Property, plant and equipment, net	579,364	606,581
Intangible assets, net	78,246	90,867
Goodwill	532,251	491,015
Other assets	51,291	76,176
TOTAL ASSETS	$4,451,561	$4,570,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,572	$77,373
Income taxes payable	17,961	3,688
Accrued salary and related expenses	151,682	145,299
Accrued expenses	35,774	37,663
Deferred margin on shipments to distributors	—	14,974
Current portion of debt	499,406	—
Total current liabilities	797,395	278,997
Long-term debt	991,147	1,487,678
Income taxes payable	661,336	557,498
Other liabilities	70,743	43,366
Total liabilities	2,520,621	2,367,539

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 278,664 in 2018 and 282,912 in 2017	279	283
Additional paid-in capital	—	—
Retained earnings	1,945,646	2,212,301
Accumulated other comprehensive loss	(14,985)	(9,890)
Total stockholders' equity	1,930,940	2,202,694
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,451,561	$4,570,233

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands, except per share data)

Net revenues	$2,480,066	$2,295,615	$2,194,719
Cost of goods sold	853,945	849,135	950,331
Gross margin	1,626,121	1,446,480	1,244,388
Operating expenses:
Research and development	450,943	453,977	467,161
Selling, general and administrative	322,918	291,511	288,899
Intangible asset amortization	4,467	9,189	12,205
Impairment of long-lived assets	892	7,517	160,582
Impairment of goodwill and intangible assets	—	—	27,602
Severance and restructuring expenses	15,060	12,453	24,479
Other operating expenses (income), net	(1,607)	(22,944)	(50,389)
Total operating expenses	792,673	751,703	930,539
Operating income (loss)	833,448	694,777	313,849
Interest and other income (expense), net	(8,563)	(15,188)	(28,795)
Income (loss) before provision for income taxes	824,885	679,589	285,054
Income tax provision	357,567	107,976	57,579
Net income (loss)	$467,318	$571,613	$227,475

Earnings (loss) per share:
Basic	$1.66	$2.02	$0.80
Diluted	$1.64	$1.98	$0.79

Shares used in the calculation of earnings (loss) per share:
Basic	280,979	283,147	285,081
Diluted	285,674	287,974	289,479

Dividends declared and paid per share	$1.56	$1.32	$1.20

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Net income (loss)	$467,318	$571,613	$227,475
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $184 in 2018, $0 in 2017, and $0 in 2016	(2,436)	(1,723)	356
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $291 in 2018, $(137) in 2017, $202 in 2016	(1,401)	510	(545)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $115 in 2018, $(2,988) in 2017, $(455) in 2016	(1,258)	5,542	3,204
Other comprehensive income (loss), net	(5,095)	4,329	3,015
Total comprehensive income (loss)	$462,223	$575,942	$230,490

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 27, 2015	284,823	$283	$27,859	$2,279,112	$(17,234)	$2,290,020
Net income	—	—	—	227,475	—	227,475
Other comprehensive income (loss), net	—	—	—	—	3,015	3,015
Repurchase of common stock	(6,811)	(7)	(194,264)	(42,815)	—	(237,086)
Net issuance of restricted stock units	1,416	2	(24,086)	—	—	(24,084)
Stock options exercised	3,200	4	79,604	—	—	79,608
Stock-based compensation	—	—	69,539	—	—	69,539
Tax benefit (shortfall) on settlement of equity instruments	—	—	7,375	—	—	7,375
Common stock issued under Employee Stock Purchase Plan	1,281	2	33,973	—	—	33,975
Dividends paid, $1.20 per common share	—	—	—	(342,023)	—	(342,023)
Balance, June 25, 2016	283,909	$284	$—	$2,121,749	$(14,219)	$2,107,814
Net income	—	—	—	571,613	—	571,613
Other comprehensive income (loss), net	—	—	—	—	4,329	4,329
Repurchase of common stock	(6,057)	(6)	(143,309)	(108,484)	—	(251,799)
Net issuance of restricted stock units	1,275	1	(25,184)	—	—	(25,183)
Stock options exercised	2,741	3	63,000	—	—	63,003
Stock-based compensation	—	—	71,225	—	—	71,225
Cumulative adjustment for adoption of ASU 2016-09	—	—	—	1,394	—	1,394
Common stock issued under Employee Stock Purchase Plan	1,044	1	34,268	—	—	34,269
Dividends paid, $1.32 per common share	—	—	—	(373,971)	—	(373,971)
Balance, June 24, 2017	282,912	$283	$—	$2,212,301	$(9,890)	$2,202,694
Net income	—	—	—	467,318	—	467,318
Other comprehensive income (loss), net	—	—	—	—	(5,095)	(5,095)
Repurchase of common stock	(7,487)	(7)	(112,075)	(295,886)	—	(407,968)
Net issuance of restricted stock units	1,241	1	(30,311)	—	—	(30,310)
Stock options exercised	1,090	1	28,008	—	—	28,009
Stock-based compensation	—	—	78,058	—	—	78,058
Common stock issued under Employee Stock Purchase Plan	908	1	36,320	—	—	36,321
Dividends paid, $1.56 per common share	—	—	—	(438,087)	—	(438,087)
Balance, June 30, 2018	278,664	$279	$—	$1,945,646	$(14,985)	$1,930,940

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$467,318	$571,613	$227,475
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	78,685	71,117	69,701
Depreciation and amortization	144,974	164,292	244,637
Deferred taxes	27,715	(7,895)	(48,138)
In process research and development written-off	—	—	27,602
Loss (gain) from sale of property, plant and equipment	995	16,365	2,283
Tax benefit (shortfall) on settlement of equity instruments	—	—	7,375
Excess tax benefit from stock-based compensation	—	—	(9,550)
Impairment of long-lived assets	42	1,462	160,153
Impairment of investments in privately-held companies	850	6,720	—
Loss (gain) on sale of business	—	(26,620)	(58,944)
Changes in assets and liabilities:
Accounts receivable	(19,714)	78	22,313
Inventories	(32,776)	(21,215)	44,086
Other current assets	32,368	(3,547)	2,943
Accounts payable	9,560	(6,205)	(3,676)
Income taxes payable	117,654	60,798	56,641
Deferred margin on shipments to distributors	(14,974)	(23,805)	8,452
All other accrued liabilities	6,767	(29,501)	(31,468)
Net cash provided by (used in) operating activities	819,464	773,657	721,885

Cash flows from investing activities:
Purchases of property, plant and equipment	(65,782)	(51,421)	(69,369)
Proceeds from sale of property, plant, and equipment	5,823	10,792	85,142
Proceeds from sale of available-for-sale securities	107,291	50,994	—
Proceeds from maturity of available-for-sale securities	753,249	75,000	50,000
Proceeds from sale of business	—	42,199	105,000
Payment in connection with business acquisition, net of cash acquired	(57,773)	—	—
Purchases of available-for-sale securities	(1,447,354)	(450,135)	(99,948)
Purchases of privately-held companies' securities	(5,520)	(2,825)	(10,483)
Other investing activities	—	—	2,380
Net cash provided by (used in) investing activities	(710,066)	(325,396)	62,722

Cash flows from financing activities
Excess tax benefit from stock-based compensation	—	—	9,550
Repayment of notes payable	—	(250,000)	—
Issuance of debt	—	500,000	250,000
Debt issuance cost	—	(3,688)	(283)
Net issuance of restricted stock units	(30,310)	(25,183)	(24,084)
Proceeds from stock options exercised	28,009	63,003	79,608
Issuance of common stock under employee stock purchase program	36,321	34,269	33,975
Repurchase of common stock	(407,968)	(251,799)	(237,086)
Dividends paid	(438,087)	(373,971)	(342,023)
Net cash provided by (used in) financing activities	(812,035)	(307,369)	(230,343)

Net increase (decrease) in cash and cash equivalents	(702,637)	140,892	554,264
Cash and cash equivalents:
Beginning of year	2,246,121	2,105,229	1,550,965
End of year	$1,543,484	$2,246,121	$2,105,229

Supplemental disclosures of cash flow information:
Cash paid (refunded), net during the year for income taxes	$189,100	$76,243	$43,898
Cash paid for interest	$46,625	$29,375	$29,381

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$8,833	$3,853	$2,810
Common stock valued at $40.0 million received as consideration in sale of inventory, property, plant and equipment for the Company's wafer manufacturing facility in San Antonio, Texas	$—	$—	$40,000

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

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal year 2018 was a 53-week fiscal year (ended on June 30, 2018). Fiscal years 2017 and 2016 were each 52-week fiscal years (ended on June 24, 2017, and June 25, 2016, respectively).

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of demand accounts, money market funds, U.S. Treasury securities, agency securities, corporate debt securities, certificates of deposit, and commercial paper. Short-term investments consist primarily of U.S. treasury debt securities with original maturities beyond three months at the date of purchase, agency securities, corporate debt securities, certificates of deposit, and commercial paper.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and European Euro, Indian Rupee, Taiwan New Dollar, South Korean Won, Chinese Yuan, Japanese Yen, Singapore Dollar, and Canadian Dollar expenditures for sales offices and research and development activities undertaken outside of the U.S. The Company is exposed to fluctuations in foreign currency exchange rates for cash flows for expenditures and on orders and accounts receivable from sales in these foreign currencies. The Company has established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rates movements.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts to hedge exposures associated with its expenditures denominated in European Euro, Philippine Peso and South Korean Won. The Company also hedges smaller expense exposures in several other foreign currencies. The Company enters into currency forward contracts to hedge its accounts receivable and backlog denominated in European Euro, Japanese Yen and British Pound. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years for machinery, equipment and software and up to 40 years for buildings and building improvements. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Income. The classification is based mainly on whether the asset is operating or not.

The Company evaluates the recoverability of property, plant and equipment in accordance with Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment (“ASC 360”). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment are not recoverable and exceed their fair values. If facts and circumstances indicate that the carrying amounts of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on their expected discounted future cash flows attributable to those assets. All long-lived assets classified as held for sale are reported at the lower of carrying amount or fair market value, less expected selling costs.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Goodwill

The Company accounts for intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”). The Company reviews goodwill and purchased intangible assets for impairment annually in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

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

Retirement Benefits

The Company provides medical benefits to certain former and current employees pursuant to certain retirement agreements. The Company also provides retirement benefits to Philippines employees and to certain other employees in other countries. These benefits to individuals are accounted for pursuant to a documented plan under ASC No. 715, Compensation-Retirement Benefits (“ASC 715”). Unrecognized actuarial gains and losses and prior service cost are amortized on a straight-line basis over the remaining estimated service period of participants. The measurement date for the plan is fiscal year end.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in ASC No. 740-10, Income Taxes (“ASC 740-10”). The Company records the amount of taxes payable or refundable for the current and prior years and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

Revenue Recognition

The Company recognizes revenue for sales to direct customers and sales to distributors upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, collectability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and the Company does not have any significant post-shipment obligations. Estimated returns for sales to direct customers and distributors are based on historical returns rates applied against current period gross revenues. Specific customer returns and allowances are considered within this estimate.

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

An allowance for distributor credits covering price adjustments is estimated based on our historical experience rates and also considering economic conditions and contractual terms. To date, actual distributor claim activity has been materially consistent with the provisions we have made based on our historical experience rates.

The Company had historically recognized a portion of revenue through certain distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and the amount of potential returns and, over the past several years, has made investments in its systems and updates to processes around its distribution channel to improve the quality of the information for preparing such estimates. As a result of this continuous reassessment, the Company recognizes all revenue from distributors upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition) as of second quarter of fiscal year 2018.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions

A member of the Company's board of directors is also a member of the board of directors of Flextronics International Ltd. During the fiscal years ended June 30, 2018, June 24, 2017, and June 25, 2016, the Company sold approximately $61.6 million, $70.4 million, and $73.8 million, respectively, in products to Flextronics International Ltd, a contract manufacturer, in the ordinary course of its business.

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

Litigation and Contingencies

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or other intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against the Company. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with ASC No. 450, Contingencies ("ASC 450") should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. The Company expenses legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained, combined with management's judgment regarding all of the facts and circumstances of each matter, the Company determines whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with ASC No. 450. In determining the amount of a contingent loss, the Company takes into consideration advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact its results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting the Company's results of operations.

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

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company derived approximately 47% of its fiscal year 2018 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. The Company's primary distributor is Avnet Electronics (“Avnet”). Avnet, like the Company's other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Avnet accounted for 25%, 22% and 19% of revenues in fiscal years 2018, 2017 and 2016, respectively, and 22% and 22% of accounts receivable as of June 30, 2018 and June 24, 2017, respectively. Sales to Samsung, the Company's largest single end customer (through direct sales and distributors), accounted for approximately 10%, 10% and 14% of net revenues in fiscal years 2018, 2017 and 2016, respectively, and 12% and 11% of accounts receivable as of June 30, 2018 and June 24, 2017, respectively. No other customer accounted for 10% or more of the Company's revenues in the fiscal years 2018, 2017, and 2016. No other customer accounted for 10% or more of the Company's accounts receivable as of June 30, 2018 and June 24, 2017.

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

(ii) Recent Accounting Updates Not Yet Effective

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Non-employee Share-Based Payment Accounting. This ASU largely aligns the accounting for share-based payment awards to employees and non-employees. Under the new guidance, both sets of awards, for employees and non-employees, will essentially follow the same

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

model, with small discrepancies related to the term assumption when valuing non-employee awards. The new standard is effective beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This standard provides guidance about the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting. The amendments in this standard provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this standard are effective beginning in the first quarter of fiscal year 2019, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The new standard is effective beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965) - Employee Benefit Plan Master Trust Reporting. This update provides guidance for reporting by an employee benefit plan for its interest in a master trust. The guidance is effective beginning in the first quarter of fiscal year 2020 on a retrospective basis, with early application permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is sold. ASU No. 2016-16 is effective beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, with further classifications made recently with the issuance of ASU 2018-03 and ASU 2018-04, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The application of this ASU will be by means of a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) will be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. ASU 2014-09 is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company has selected the modified retrospective transition method. The Company's assessment of the impact of this standard is substantially complete and the Company currently expects no material impact to the timing of revenue recognition upon adoption. There will be a material reclass of reserves from the allowance for accounts receivable to current liabilities as well as additional disclosure under this guidance, including more information regarding estimates, judgments, and practical expedients used.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	June 30, 2018	June 24, 2017
Inventories:	(in thousands)
Raw materials	$16,251	$11,779
Work-in-process	173,859	151,614
Finished goods	92,280	83,849
	$282,390	$247,242

Property, plant and equipment, net, consist of:

	June 30, 2018	June 24, 2017
Property, plant and equipment:	(in thousands)
Land	$17,731	$18,952
Buildings and building improvements	254,733	254,513
Machinery, equipment and software	1,309,487	1,286,031
	1,581,951	1,559,496
Less: accumulated depreciation and amortization	(1,002,587)	(952,915)
	$579,364	$606,581

The Company recorded $94.4 million, $108.5 million and $177.2 million of depreciation expense in fiscal years 2018, 2017 and 2016, respectively. There was no accelerated depreciation expense included in depreciation expense in fiscal year 2018, $4.2 million and $54.6 million of accelerated depreciation expense in fiscal years 2017 and 2016, respectively, resulting from the change in estimated useful lives of certain long-lived assets included in restructuring plans.

Accrued salary and related expenses consist of:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018	June 24, 2017
Accrued salary and related expenses:	(in thousands)
Accrued bonus	$92,288	$85,600
Accrued vacation	30,695	29,621
Accrued salaries	8,210	14,528
Accrued fringe benefits	4,752	4,317
Other	15,737	11,233
	$151,682	$145,299

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

The Company’s Level 2 assets and liabilities consist of U.S. Treasury securities, agency securities, corporate debt securities, certificates of deposit, commercial paper and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of contingent consideration liabilities as of June 30, 2018 related to an acquisition. The Company did not hold any Level 3 assets or liabilities as of June 24, 2017.

Assets and liabilities measured at fair value on a recurring basis were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2018				As of June 24, 2017
	Fair Value				Fair Value
	Measurements Using			Total Balance	Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Agency securities	$—	$13,946	$—	$13,946	$—	$—	$—	$—
Certificates of deposit	—	6,000	—	6,000	—	—	—	—
Commercial paper	—	45,063	—	45,063	—	—	—	—
Corporate debt securities	—	3,819	—	3,819	—	—	—	—
Money market funds	98,467	—	—	98,467	952,462	—	—	952,462
U.S. Treasury securities	—	30,988	—	30,988	—	—	—	—
Short term investments
Certificates of deposit	—	52,428	—	52,428	—	—	—	—
Commercial paper	—	64,354	—	64,354	—	—	—	—
Corporate debt securities	—	367,765	—	367,765	—	—	—	—
U.S. Treasury securities	—	598,368	—	598,368	—	498,718	—	498,718
Other current assets
Foreign currency forward contracts	—	235	—	235	—	848	—	848
Total Assets	$98,467	$1,182,966	$—	$1,281,433	$952,462	$499,566	$—	$1,452,028
Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$1,845	$—	$1,845	$—	$386	$—	$386
Contingent consideration	—	—	8,000	8,000	—	—	—	—
Other liabilities
Contingent consideration	—	—	8,000	8,000	—	—	—	—
Total Liabilities	$—	$1,845	$16,000	$17,845	$—	$386	$—	$386

During the fiscal years ended June 30, 2018 and June 24, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2018 and June 24, 2017 other than impairments of Long-Lived assets. For details, please refer to Note 10: “Impairment of long-lived assets”.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018				June 24, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Certificates of deposit	$52,429	$—	$(1)	$52,428	$—	$—	$—	$—
Commercial paper	64,354	—	—	64,354	—	—	—	—
Corporate debt securities	369,734	39	(2,008)	367,765	—	—	—	—
U.S. Treasury securities	600,068	10	(1,710)	598,368	499,952	—	(1,234)	498,718
Total available-for-sale investments	$1,086,585	$49	$(3,719)	$1,082,915	$499,952	$—	$(1,234)	$498,718

In the fiscal years ended June 30, 2018 and June 24, 2017, the Company did not recognize any impairment charges on short-term investments. The U.S. Treasury securities have maturity dates between July 15, 2018 and June 15, 2019.
Derivative instruments and hedging activities

In the first quarter of fiscal year 2018, the Company early-adopted ASU 2017-12, which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. There was no material change to the Company's consolidated financial statements as a result of this adoption. This adoption was on a prospective basis and therefore had no impact on prior periods.

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and European Euro, Indian Rupee, Taiwan New Dollar, South Korean Won, Chinese Yuan, Japanese Yen, Singapore Dollar, and Canadian Dollar expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that exclusively utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to ASC No. 815, Derivatives and Hedging (“ASC 815”). As of June 30, 2018 and June 24, 2017, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $49.7 million and $36.2 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $1.2 million and $0.2 million, respectively.

Derivatives not designated as hedging instruments

As of June 30, 2018 and June 24, 2017, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $21.1 million and $44.5 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $21.3 million and $21.6 million, respectively. The fair values of outstanding foreign currency forward contracts and gain (loss) included in the Consolidated Statements of Income were not material for the fiscal years ended June 30, 2018 and June 24, 2017.

Effect of hedge accounting on the Consolidated Statements of Income

The following table summarizes the gains and (losses) from hedging activities recognized in the Company's Consolidated Statements of Income:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018
	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$2,480,066	$853,945	$792,673

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$(54)	$(78)	$1,551

Outstanding debt obligations
The following table summarizes the Company's outstanding debt obligations:

	June 30, 2018	June 24, 2017
	(in thousands)
3.450% fixed rate notes due June 2027	$500,000	$500,000
2.5% fixed rate notes due November 2018	500,000	500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,500,000	1,500,000
Less: Current portion (included in “Current portion of debt”)	(499,406)	—
Less: Reduction for unamortized discount and debt issuance costs	(9,447)	(12,322)
Total long-term debt	$991,147	$1,487,678

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Consolidated Statements of Income. Amortized discount and expenses,

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as well as interest expense associated with the notes was $49.5 million, $31.7 million and $29.4 million during the years ended June 30, 2018, June 24, 2017, and June 25, 2016, respectively.

The estimated fair value of the Company's outstanding debt obligations was approximately $1,470 million as of June 30, 2018. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $50.2 million, $34.3 million, and $32.7 million during the fiscal years ended June 30, 2018, June 24, 2017, and June 25, 2016, respectively.

Credit facilities
Revolving credit facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company's index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company's index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of June 30, 2018, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other financial instruments

For the balance of the Company's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At June 30, 2018, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

RSUs granted to employees typically vest ratably over a four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. RSU granted after August 2017 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

MSUs granted to employees typically vest over a four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap depending on the Company's performance. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD; these MSUs vest based upon annual performance subject to continued service through the end of the four-year cliff period. MSUs granted after August 2017 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Consolidated Statements of Income for fiscal years 2018, 2017 and 2016:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 30, 2018
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$212	$8,131	$2,098	$10,441
Research and development	518	32,088	4,442	37,048
Selling, general and administrative	700	28,162	2,334	31,196
Pre-tax stock-based compensation expense	$1,430	$68,381	$8,874	$78,685
Less: income tax effect				9,342
Net stock-based compensation expense				$69,343

	For the Year Ended
	June 24, 2017
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$536	$6,630	$1,928	$9,094
Research and development	1,654	29,504	4,514	35,672
Selling, general and administrative	1,424	22,713	2,214	26,351
Pre-tax stock-based compensation expense	$3,614	$58,847	$8,656	$71,117
Less: income tax effect				12,934
Net stock-based compensation expense				$58,183

	For the Year Ended
	June 25, 2016
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$837	$5,697	$2,340	$8,874
Research and development	3,469	27,784	5,133	36,386
Selling, general and administrative	3,043	19,127	2,271	24,441
Pre-tax stock-based compensation expense	$7,349	$52,608	$9,744	$69,701
Less: income tax effect				11,314
Net stock-based compensation expense				$58,387

The expenses included in the Consolidated Statements of Income related to Restricted Stock Units and Other Awards include expenses related to Market Stock Units of $7.8 million, $3.6 million and $2.8 million for fiscal years 2018, 2017 and 2016, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not grant any stock options in fiscal years 2018, 2017 or 2016.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of June 30, 2018 and their activity during fiscal years 2018, 2017 and 2016:

	Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance at June 27, 2015	10,173,016	$25.83
Options Granted	—	—
Options Exercised	(3,242,881)	25.05
Options Cancelled	(995,056)	32.67

Balance at June 25, 2016	5,935,079	25.11
Options Granted	—	—
Options Exercised	(2,741,659)	22.98
Options Cancelled	(393,413)	27.07

Balance at June 24, 2017	2,800,007	26.92
Options Granted	—	—
Options Exercised	(1,090,163)	25.69
Options Cancelled	(21,591)	26.47

Balance at June 30, 2018	1,688,253	$27.72	1.8	$55,152,145

Exercisable at June 30, 2018	1,686,694	$27.72	1.8	$55,103,599

Vested and expected to vest, June 30, 2018	1,688,227	$27.72	1.8	$55,151,345

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 29, 2018, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 30, 2018.

The following table summarizes information about stock options that were outstanding and exercisable at June 30, 2018:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Exercise Price
$12.00 - $20.00	42,232	2.0	$19.47	42,232	$19.47
$20.01 - $30.00	1,562,697	1.8	$27.66	1,561,696	$27.66
$30.01 - $40.00	83,324	2.6	$32.99	82,766	$33.01
	1,688,253			1,686,694

The total intrinsic value of options exercised during fiscal years 2018, 2017 and 2016 were $30.7 million, $55.1 million and $39.8 million, respectively. As of June 30, 2018, there was less than $0.1 million of total unrecognized compensation costs related to 0.1 million unvested stock options expected to be recognized over a weighted average period of approximately 0.1 years.

Restricted Stock Units and Other Awards

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

The weighted average fair value of RSUs and other awards granted was $44.95, $37.33 and $29.75 per share for fiscal years 2018, 2017 and 2016, respectively.

The following table summarizes outstanding and expected to vest RSUs and other awards as of June 30, 2018 and their activity during fiscal years 2018, 2017 and 2016:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	7,129,985
Restricted stock units and other awards granted	2,905,973
Restricted stock units and other awards released	(2,049,430)
Restricted stock units and other awards cancelled	(1,365,715)

Balance at June 25, 2016	6,620,813
Restricted stock units and other awards granted	2,237,679
Restricted stock units and other awards released	(1,876,050)
Restricted stock units and other awards cancelled	(1,040,319)

Balance at June 24, 2017	5,942,123
Restricted stock units and other awards granted	1,989,959
Restricted stock units and other awards released	(1,794,029)
Restricted stock units and other awards cancelled	(613,621)

Balance at June 30, 2018	5,524,432	2.6	$334,768,100

Expected to vest at June 30, 2018	4,669,741	2.6	$282,005,686

(1) Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company's common stock on June 29, 2018, the last business day preceding the fiscal year end, multiplied by the number of RSUs and other awards outstanding, or expected to vest as of June 30, 2018.

The Company withheld shares totaling $30.3 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the fiscal year ended June 30, 2018. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

As of June 30, 2018, there was $140.5 million of unrecognized compensation cost related to 5.5 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Stock Units

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

The weighted-average fair value of MSUs granted was $51.03, $37.29 and $29.64 per share for the per share for fiscal years 2018, 2017 and 2016, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of June 30, 2018 and their activity during fiscal years 2018, 2017 and 2016:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at June 27, 2015	414,840
Market stock units granted	361,684
Market stock units released	—
Market stock units cancelled	(102,992)

Balance at June 25, 2016	673,532
Market stock units granted	308,432
Market stock units released	—
Market stock units cancelled	(163,936)

Balance at June 24, 2017	818,028
Market stock units granted	292,336
Market stock units released	—
Market stock units cancelled	(31,300)

Balance at June 30, 2018	1,079,064	2.6	$65,164,675

Expected to vest at June 30, 2018	663,497	2.7	$40,068,559

(1) Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on June 29, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of June 30, 2018.

As of June 30, 2018, there was $21.6 million of unrecognized compensation cost related to 1.1 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

At June 30, 2018, the Company had 22.1 million shares of its common stock available for issuance to employees and other recipients under the 1996 Plan.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 0.9 million shares of its common stock for total consideration of $36.3 million related to the 2008 ESPP during the fiscal year ended June 30, 2018. As of June 30, 2018, the Company had 7.2 million shares of its common stock reserved and available for future issuance under the 2008 ESPP.

The fair value of shares granted to employees under the 2008 ESPP in fiscal years 2018, 2017 and 2016 has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

ESPP For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
Expected holding period (in years)	0.5	0.5	0.5
Risk-free interest rate	0.8% - 2.1%	0.5% - 1.1%	0.1% - 0.5%
Expected stock price volatility	19.1% - 32.7%	19.1% - 30.4%	21.8% - 33.1%
Dividend yield	2.8% - 3.4%	3.0% - 3.6%	3.3% - 3.6%

As of June 30, 2018, there was $5.8 million of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$467,318	$571,613	$227,475

Denominator for basic earnings (loss) per share	280,979	283,147	285,081
Effect of dilutive securities:
Stock options, ESPP, RSUs and MSUs	4,695	4,827	4,398
Denominator for diluted earnings (loss) per share	285,674	287,974	289,479

Earnings (loss) per share:
Basic	$1.66	$2.02	$0.80
Diluted	$1.64	$1.98	$0.79

For the fiscal years ended June 30, 2018 and June 24, 2017, no stock options were excluded from the calculation of diluted earnings per share. Approximately 0.5 million stock options were excluded from the calculation of diluted earnings per share for the fiscal year ended June 25, 2016. These options were excluded because they were determined to be antidilutive.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

Goodwill

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Fiscal Year 2018

In fiscal year 2018, the Company elected to perform a qualitative analysis to assess impairment of goodwill rather than to perform the quantitative goodwill impairment test. The key qualitative factors considered in the assessment included the change in the industry and competitive environment, market capitalization, and overall financial performance. Based on the results of this qualitative analysis, the Company determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and therefore, the Company concluded that goodwill was not impaired in fiscal year 2018.

Fiscal Year 2017

In fiscal year 2017, the Company performed a qualitative analysis to assess impairment of goodwill during the fourth quarter and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value. No indicators or instances of impairment were identified during fiscal year 2017.

Activity and goodwill balances for the fiscal years ended June 30, 2018 and June 24, 2017 were as follows:

Goodwill
(in thousands)
Balance at June 25, 2016	$490,648
Adjustments	367
Balance at June 24, 2017	491,015
Acquisitions	41,889
Adjustments	(653)
Balance at June 30, 2018	$532,251

During the fiscal year ended June 30, 2018, the Company recorded $41.9 million of goodwill in connection with acquisitions. Please refer to Note 9: "Acquisitions".

Intangible Assets

The useful lives of amortizing intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018			June 24, 2017
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$485,465	$423,869	$61,596	$451,885	$377,806	$74,079
Customer relationships	116,294	103,217	13,077	115,634	99,812	15,822
Trade name	9,340	8,588	752	8,500	8,086	414
Patent	2,500	2,469	31	2,500	1,948	552
Total amortizable purchased intangible assets	613,599	538,143	75,456	578,519	487,652	90,867
IPR&D	2,790	—	2,790	—	—	—
Total purchased intangible assets	$616,389	$538,143	$78,246	$578,519	$487,652	$90,867

During the fiscal year ended June 30, 2018, $5.8 million of IPR&D, that was acquired during the fiscal year, was completed and reclassified to amortizable Intellectual Property. During the fiscal year ended June 24, 2017, $31.6 million of IPR&D was completed and reclassified to amortizable Intellectual Property.

During the fiscal year ended June 25, 2016, $20.3 million of purchased intangible assets, net, was included in the sale of the energy metering business line.

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Cost of goods sold	$46,063	$46,484	$55,031
Intangible asset amortization	4,467	9,189	12,205
Total intangible asset amortization expenses	$50,530	$55,673	$67,236

The following table represents the estimated future amortization expense of intangible assets as of June 30, 2018:

Fiscal Year	Amount
(in thousands)
2019	$24,180
2020	14,523
2021	12,823
2022	7,144
2023	6,660
Thereafter	10,126
Total intangible assets	$75,456

NOTE 9: ACQUISITIONS

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no acquisitions completed during fiscal years 2016 and 2017.

NOTE 10: IMPAIRMENT OF LONG-LIVED ASSETS

Fiscal year 2018:

During the fiscal year ended June 30, 2018, the Company recorded $0.9 million in impairment of long-lived assets in the Company's Consolidated Statements of Income. The impairment was primarily associated with certain investments in privately held companies. The Company uses various inputs to evaluate investments in privately held companies including valuations of recent financing events as well as other information regarding the issuer’s historical and forecasted performance. The Company reached its conclusion regarding the asset impairment due to changes, during the fiscal year 2018, in the financial condition of certain investments in privately held companies which indicated an other than temporary impairment.

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

Fiscal year 2016:

During the fiscal year ended June 25, 2016, the Company recorded $160.6 million in impairment of long-lived assets in the Company's Consolidated Statements of Income. The impairment was primarily associated with a $157.7 million impairment of long-lived assets associated with the Company's wafer manufacturing facility in San Antonio, Texas which was classified as held for sale and written down to fair value, less cost to sell. The Company completed the sale of this facility to TowerJazz during the third quarter of fiscal year 2016.

NOTE 11: SEGMENT INFORMATION

The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. All of the Company's products are designed through a centralized R&D function, are manufactured using centralized manufacturing (internal and external) and sold through a centralized sales force and shared wholesale distributors.

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

Net revenues from unaffiliated customers by geographic region were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
United States	$306,453	$286,732	$246,969
China	885,319	843,371	837,345
Rest of Asia	786,814	718,540	676,116
Europe	440,658	390,488	377,938
Rest of World	60,822	56,484	56,351
	$2,480,066	$2,295,615	$2,194,719

Net property, plant, and equipment by geographic region were as follows:

	Fiscal Year Ended
	June 30, 2018	June 24, 2017
	(in thousands)

United States	$361,432	$374,775
Philippines	120,657	128,241
Rest of World	97,275	103,565
	$579,364	$606,581

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

Commitments

The Company leases certain of its facilities under various operating leases that expire at various dates through June 2030. The lease agreements generally include renewal provisions and require the Company to pay property taxes, insurance, and maintenance costs.

Future annual minimum payments for all commitments are as follows:

	Payment due by period
	Total	Fiscal year 2019	Fiscal year 2020	Fiscal year 2021	Fiscal year 2022	Fiscal year 2023	Thereafter
	(in thousands)
Operating lease obligations (1)	$55,780	$10,090	$7,506	$6,872	$6,491	$5,610	$19,211
Inventory related purchase obligations (2)	500,058	78,797	72,659	56,722	42,746	42,625	206,509
Total	$555,838	$88,887	$80,165	$63,594	$49,237	$48,235	$225,720

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rental expense amounted to approximately $10.2 million, $12.0 million, and $10.0 million in fiscal years 2018, 2017 and 2016, respectively.

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

NOTE 13: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss by component and related tax effects in the fiscal years ended June 30, 2018 and June 24, 2017 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on post-retirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)

June 25, 2016	$(6,280)	$(6,800)	$(1,136)	$(492)	$489	$(14,219)
Other comprehensive income (loss) before reclassifications	—	7,563	—	(1,412)	2,728	8,879
Amounts reclassified out of accumulated other comprehensive income (loss)	—	967	—	2,059	(4,451)	(1,425)
Tax effects	—	(2,988)	—	(137)	—	(3,125)
Other comprehensive income (loss)	—	5,542	—	510	(1,723)	4,329
June 24, 2017	$(6,280)	$(1,258)	$(1,136)	$18	$(1,234)	$(9,890)
Other comprehensive income (loss) before reclassifications	—	(1,510)	—	(273)	(2,620)	(4,403)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	137	—	(1,419)	—	(1,282)
Tax effects	—	115	—	291	184	590
Other comprehensive income (loss)	—	(1,258)	—	(1,401)	(2,436)	(5,095)
June 30, 2018	$(6,280)	$(2,516)	$(1,136)	$(1,383)	$(3,670)	$(14,985)

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

During fiscal years 2018, 2017 and 2016, the Company repurchased approximately 7.5 million, 6.1 million and 6.8 million shares of its common stock for $408.0 million, $251.8 million and $237.1 million, respectively. As of June 30, 2018, the Company had a remaining authorization of $618.4 million for future share repurchases.

NOTE 15: INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Interest and other income (expense):
Interest (expense)	$(50,215)	$(34,274)	$(32,676)
Interest income	38,292	11,568	2,919
Other income (expense), net	3,360	7,518	962
Total	$(8,563)	$(15,188)	$(28,795)

As discussed in Note 5, Interest expense consists primarily of interest expense associated with long-term notes. Interest expense associated with the notes was $49.5 million, $31.7 million and $29.4 million during the years ended June 30, 2018, June 24, 2017 and June 25, 2016, respectively. Interest expense associated with debt discounts and issuance fees was $2.9 million, $2.7 million and $1.9 million during the fiscal years ended June 30, 2018, June 24, 2017 and June 25, 2016, respectively. Interest income consists of interest earned on deposits and investments.

NOTE 16: INCOME TAXES

Pretax income (loss) is as follows:

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Domestic pre-tax income (loss)	$149,056	$154,628	$(48,985)
Foreign pre-tax income (loss)	675,829	524,961	334,039
Total	$824,885	$679,589	$285,054

The provision for income taxes consisted of the following:

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Federal
Current	$318,288	$107,303	$98,810
Deferred	25,769	(8,171)	(52,240)
State
Current	117	(361)	1,808
Deferred	1,325	(436)	(2,406)
Foreign
Current	11,450	8,930	10,278
Deferred	618	711	1,329
Total provision for income taxes	$357,567	$107,976	$57,579

A reconciliation of the Company's Federal statutory tax rate to the Company's effective tax rate is as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016

Federal statutory rate	28.1%	35.0%	35.0%
State tax, net of federal benefit	0.2	(0.2)	(0.6)
General business credits	(0.8)	(1.3)	(2.8)
Effect of foreign operations	(16.7)	(20.2)	(21.7)
Stock-based compensation	0.4	0.1	4.7
Interest accrual for unrecognized tax benefits	2.1	2.1	3.2
Non-deductible goodwill	—	—	2.5
Provisional Transition Tax	28.7	—	—
Deferred tax remeasurement	1.6	—	—
Other	(0.3)	0.4	(0.1)
Effective tax rate	43.3%	15.9%	20.2%

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The primary impact of the Act in fiscal year 2018 are taxation of accumulated unremitted earnings of our foreign subsidiaries ("Transition Tax") and a reduction of our federal statutory tax rate from 35.0% to 28.1% (average of a 35.0% rate for the first half of fiscal year 2018 and a 21.0% rate for the second half of fiscal year 2018). Securities and Exchange Commission Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act have not been completed. Provisional amounts must be adjusted within one year from the enactment date of the Act. To determine the amount of the Transition Tax, we must calculate the accumulated unremitted earnings of the Company's foreign subsidiaries and the amount of foreign income tax paid on such earnings. The Company made a reasonable estimate of the Transition Tax and in the second quarter of fiscal year 2018 recorded a provisional Transition Tax charge of $236.9 million, which consists of a $248.0 million Transition Tax liability less $11.1 million of deferred tax liabilities established in prior years for U.S. tax on unremitted foreign earnings. No adjustment to the provisional Transition Tax charge has been made as of the end of fiscal year 2018 as the Company continues to analyze available guidance to more precisely compute the Transition Tax. In the second quarter of fiscal year 2018 the Company recorded a $13.7 million charge to remeasure deferred taxes as of the enactment date of the Act to reflect the federal statutory rate reduction.

The Act contains Global Intangible Low-Taxed Income (“GILTI”) rules, which first impact the Company in fiscal year 2019. Under the GILTI rules certain income earned by the Company's foreign subsidiaries is subject to current U.S. taxation. The Company is continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat future U.S. tax generated by the GILTI rules as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not recorded any amounts related to potential GILTI tax in its financial statements and will make an accounting policy election after it completes its evaluation of the GILTI rules and the application of ASC 740.

As of June 30, 2018, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $513.7 million that are intended to be indefinitely reinvested outside the U.S. No deferred tax liability has been recognized for the repatriation of these earnings. The Act eliminated any additional federal tax upon repatriation of accumulated foreign earnings; however, those earnings may still be subject to foreign withholding taxes if they are repatriated. At June 30, 2018 the unrecognized deferred tax liability on indefinitely reinvested earnings was $25.5 million, which is primarily foreign withholding tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 30, 2018	June 24, 2017
	(in thousands)
Deferred tax assets:
Distributor related accruals and sales return and allowance accruals	$3,855	$10,746
Accrued compensation	8,361	36,630
Stock-based compensation	10,071	14,919
Net operating loss carryovers	40,989	45,743
Tax credit carryovers	90,968	71,231
Other reserves and accruals not currently deductible for tax purposes	29,903	50,126
Other	4,707	5,179
Total deferred tax assets	188,854	234,574

Deferred tax liabilities:
Fixed assets and intangible assets cost recovery, net	(52,704)	(66,355)
Unremitted earnings of foreign subsidiaries	(1,532)	(13,703)
Other	(2,553)	(3,296)
Total deferred tax liabilities	(56,789)	(83,354)

Net deferred tax assets /(liabilities) before valuation allowance	132,065	151,220
Valuation allowance	(128,128)	(110,411)
Net deferred tax assets/(liabilities)	$3,937	$40,809

The valuation allowance as of June 30, 2018 and June 24, 2017 primarily relates to certain state and foreign net operating loss carryforwards and certain state tax credit carryforwards. The valuation allowance increased by $17.7 million in fiscal year 2018.

As of June 30, 2018, the Company has $18.7 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2021 and 2033, $37.9 million of state net operating loss carryforwards expiring at various dates through fiscal year 2033, $133.9 million of foreign net operating loss carryforwards with no expiration date, $9.0 million of state tax credit carryforwards expiring at various dates through fiscal year 2033, and $106.1 million of state tax credit carryforwards with no expiration date.

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

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Balance as of beginning of year	$539,569	$482,745	$427,629
Tax positions related to current year:
Addition	48,646	57,791	53,899
Tax positions related to prior year:
Addition	3,806	1,059	3,035
Reduction	—	(1,410)	(205)
Settlements	—	—	(943)
Lapses in statutes of limitations	(563)	(616)	(670)
Balance as of end of year	$591,458	$539,569	$482,745

The total amount of gross unrecognized tax benefits as of June 30, 2018 that, if recognized, would affect the effective tax rate is $541.4 million. $50.1 million of unrecognized tax benefits would be offset by an increase in the valuation allowance for deferred tax assets and thus would not affect the effective tax rate.

The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties recognized in income tax expense during the fiscal years ended June 30, 2018, June 24, 2017, and June 25, 2016 was $27.8 million, $22.4 million and $14.7 million, respectively, and the total amount of interest and penalties accrued as of June 30, 2018, June 24, 2017, and June 25, 2016 was $61.9 million, $71.4 million, and $49.0 million, respectively.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits recognized by the Company, including accrued interest and penalties, could decrease by up to $403.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $403.0 million primarily relates to matters involving federal taxation of cross-border transactions.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). The IRS concluded its field examination of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011 and issued an IRS Revenue Agent's Report in July 2016 that included proposed adjustments for transfer pricing issues related to cost sharing and buy-in license payments for the use of intangible property by one of the Company’s international subsidiaries. The Company disagreed with the proposed transfer pricing adjustments and related penalties, and in September 2016, the Company filed a protest to challenge the proposed adjustments and request a conference with the Appeals Office of the IRS. In May 2018, a preliminary understanding was reached with the IRS regarding the contested issues for the audit and post-audit years, which the Company expects may be finalized in fiscal year 2019 with the execution of a closing agreement. In June 2018 the Company made advance payments for audit and post-audit year tax of $140.7 million and interest of $37.4 million. These payments will reduce the accrual of interest on audit and post-audit year tax deficiencies that would be owed if the preliminary understanding is finalized. The Company’s reserves for unrecognized tax benefits are sufficient to cover the audit and post-audit year tax deficiencies that would be owed as a result of the preliminary understanding. In fiscal year 2017, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2012 through 2014, which is ongoing. The Company expects that in fiscal year 2019 the IRS will commence an audit of the Company's federal corporate income tax returns for fiscal years 2015 through 2017.

A summary of the fiscal tax years that remain subject to examination, as of June 30, 2018, for the Company's major tax jurisdictions are as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United States - Federal	2009	-	Forward
United States - Various States	2009	-	Forward
Ireland	2014	-	Forward
Philippines	2015	-	Forward
Singapore	2014	-	Forward
United Kingdom	2012	-	Forward

NOTE 17: RESTRUCTURING ACTIVITIES

Fiscal year 2018

During the fiscal year ended June 30, 2018, the Company recorded $15.1 million in “Severance and restructuring expenses" in the Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions, which impacted multiple job classifications and locations, as well as employee enrollments in voluntary separation programs.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the fiscal years ended June 30, 2018 and June 24, 2017:

	Balance, June 25, 2016	Fiscal 2017			Balance, June 24, 2017	Fiscal 2018			Balance, June 30, 2018
		Charges	Cash Payments	Change in Estimates		Charges	Cash Payments	Change in Estimates
	(in thousands)
Severance - All plans (1)	$7,578	$12,671	$(19,506)	$(217)	$526	$15,464	$(12,617)	$(404)	$2,969
Total	$7,578	$12,671	$(19,506)	$(217)	$526	$15,464	$(12,617)	$(404)	$2,969
(1) Charges and changes in estimates are included in Severance and restructuring expenses in the accompanying Consolidated Statements of Income.

Change in estimate:

Due to the above-mentioned restructuring activities, the Company recorded accelerated depreciation resulting from the change in estimated useful lives of certain long-lived assets included in restructuring plans. In all periods that accelerated depreciation expense was recorded, this resulted in additional expense and therefore impacted operating income (loss), net income (loss) and earnings per share as presented in the table below.

	For the Years Ended
	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands, except per share data)

Operating income (loss), as reported	$833,448	$694,777	$313,849
Operating income (loss), excluding accelerated depreciation expense	833,448	699,003	368,475
Effect of change in estimate	$—	$(4,226)	$(54,626)

Net income (loss), as reported	$467,318	$571,613	$227,475
Net income (loss), excluding accelerated depreciation expense	467,318	575,547	283,129
Effect of change in estimate	$—	$(3,934)	$(55,654)

Basic earnings (loss) per share, as reported	$1.66	$2.02	$0.80
Diluted earnings (loss) per share, as reported	$1.64	$1.98	$0.79

Basic earnings (loss) per share, excluding accelerated depreciation expense	$1.66	$2.03	$0.99
Diluted earnings (loss) per share, excluding accelerated depreciation expense	$1.64	$2.00	$0.98

Effect of change in estimate - basic earnings (loss) per share	$—	$(0.01)	$(0.19)
Effect of change in estimate - diluted earnings (loss) per share	$—	$(0.02)	$(0.19)

NOTE 18: BENEFITS

Defined contribution plan

U.S. employees are automatically enrolled in the Maxim Integrated 401(k) plan when they meet eligibility requirements, unless they decline participation. Under the terms of the plan, Maxim Integrated matches 100% of the employee contributions for the

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first 3% of employee eligible compensation and an additional 50% match for the next 2% of employee eligible compensation, up to the IRS Annual Compensation Limits. Total defined contribution expense was $12.6 million, $12.4 million and $13.0 million in fiscal years 2018, 2017 and 2016, respectively.

Non-U.S. Pension Benefits

The Company provides defined-benefit pension plans in certain countries. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, with third party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

Maxim Integrated is enrolled in retirement plans for employees in the Philippines and certain other countries. These plans are non-contributory and defined benefit types that provide retirement to employees equal to one-month salary for every year of credited service. The benefits are paid in a lump sum amount upon retirement or separation from the Company. Total defined benefit liability was $11.2 million and $10.3 million as of June 30, 2018 and June 24, 2017, respectively. Total accumulated other comprehensive income benefit related to this retirement plan was $1.0 million, $0.6 million and $1.1 million for the fiscal years 2018, 2017, and 2016, respectively.

U.S. Employees Post-Retirement Medical Expense & Funded Status Reconciliation

The Company provides post-retirement medical expenses to certain former employees of Dallas Semiconductor as a result of the Company's acquisition of Dallas Semiconductor in 2001 as well as specific Maxim employees. A reconciliation of the funded status of these post-retirement benefits, is as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018	Estimated Fiscal Year 2019 Expense	June 24, 2017	Fiscal Year 2018 Expense
	(in thousands, except percentages)
Accumulated post-retirement benefit obligation (APBO):
Retirees and beneficiaries	$(18,023)		$(15,983)
Active participants	(1,367)		(2,110)

Funded status	$(19,390)		$(18,093)

Actuarial gain (loss)	$(1,279)		$99
Prior service cost	—		—

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$1,054		$225
Prior service cost	962		1,318
Total	$2,016		$1,543

Net periodic post-retirement benefit cost (income):
Interest cost		$741		$674
Amortization:
Prior service cost		356		356
Total net periodic post-retirement benefit cost		$1,097		$1,030

Employer contributions		$796		$656

Economic assumptions:
Discount rate	3.9%		3.8%
Medical trend	7.5%-5.0%		6.5%-5.0%

The following benefit payments are expected to be paid:

Non-Pension Benefits
(in thousands)
2019	$796
2020	811
2021	882
2022	938
2023	946
Thereafter	15,017
$19,390

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

The Company had $5.5 million and $5.3 million included in Other assets in the Consolidated Balance Sheets as of June 30, 2018 and June 24, 2017, respectively, associated with the limited collateral assignment to the policy. The Company had a $6.3 million and $6.2 million obligation included in Other Liabilities in the Consolidated Balance Sheets as of June 30, 2018 and June 24, 2017, respectively, related to the anticipated continued funding associated with the policy.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2018	6/30/2018	3/31/2018	12/30/2017	9/23/2017
	(in thousands, except percentages and per share data)
Net revenues (1)	$633,154	$648,599	$622,637	$575,676
Cost of goods sold	214,486	224,653	212,961	201,845
Gross margin	$418,668	$423,946	$409,676	$373,831
Gross margin %	66.1%	65.4%	65.8%	64.9%
Operating income (loss)	$222,395	$224,838	$201,048	$185,166
% of net revenues	35.1%	34.7%	32.3%	32.2%
Net income (loss) (2)	$194,172	$193,627	$(75,015)	$154,533

Earnings (loss) per share:
Basic	$0.70	$0.69	$(0.27)	$0.55
Diluted	$0.68	$0.68	$(0.27)	$0.54

Shares used in the calculation of earnings (loss) per share:
Basic	279,304	280,850	281,560	282,170
Diluted	283,934	285,881	281,560	286,437

Dividends declared and paid per share	$0.42	$0.42	$0.36	$0.36

(1) The fiscal quarter ended December 30, 2017, includes an incremental $22.0 million of revenue from beginning to recognize revenue with a certain distributor (less its estimate of future price adjustments and returns) upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition).

(2) The fiscal quarter ended December 30, 2017, includes a discrete provisional charge for the Transition Tax of $236.9 million associated with the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and its subsidiaries as of June 30, 2018 and June 24, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the periods ended June 30, 2018 and June 24, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and June 24, 2017, and the results of their operations and their cash flows for each of years ended June 30, 2018 and June 24, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Jose, California

August 17, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Maxim Integrated Products, Inc.
San Jose, California
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of Maxim Integrated Products, Inc. and subsidiaries (the "Company") for the year ended June 25, 2016. Our audits also included the consolidated financial statement schedule for the year ended June 25, 2016 listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended June 25, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the year ended June 25, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
August 12, 2016

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Reductions) to Allowances	Deductions	Balance at End of Period
	(in thousands)
Returns and allowances
Year ended June 30, 2018	$46,575	$659,023	$(565,483)	$140,115
Year ended June 24, 2017	$31,461	$143,950	$(128,836)	$46,575
Year ended June 25, 2016	$17,412	$79,956	$(65,907)	$31,461

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Underwriting Agreement, dated June 8, 2017, between Maxim Integrated Products, Inc. and Merrill Lynch.	8-K	1.1	6/13/2017

3.1	Restated Certificate of Incorporation of the Company.	10-K	3.1	9/26/1995

3.2	Amendments to Restated Certificate of Incorporation of the Company.	10-K 10-K 10-Q 10-Q 8-K	3.3 3.3 3.3 3.3 3.1	9/29/1997 9/24/1998 2/08/2000 2/09/2001 11/17/2015

3.3	Amended and Restated Bylaws.	10-Q	3.1	1/27/2017

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

10.1 (A)	The Company's Forms of Indemnity Agreement.	10-K	10.8	9/8/2005

10.2 (A)	Amended and Restated 1996 Stock Incentive Plan, as amended and restated.	Proxy Statement	Appendix B	9/30/2016

10.3 (A)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.26	9/24/2001

10.4 (A)	Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.28	9/24/2001

10.5 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees.	10-Q	10.30	11/5/2009

10.6 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders.	10-Q	10.31	11/5/2009

10.7 (A)	Employment Agreement between the Company and Tunç Doluca dated as of September 30, 1993.	10-K	10.33	9/30/2008

10.8 (A)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007.	10-Q	10.40	9/30/2008

10.9 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees.	10-Q	10.41	11/6/2008

10.10 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders.	10-Q	10.42	11/6/2008

10.11 (A)	2008 Employee Stock Purchase Plan, as amended.	Proxy Statement	Appendix A	9/30/2016

10.12 (A)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.45	8/26/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13 (A)	Change In Control Employee Severance Plan for U.S. Based Employees.	10-Q	10.4	10/20/2017

10.14 (A)	Change In Control Employee Severance Plan for Non-U.S. Based Employees.	10-Q	10.5	10/20/2017

10.15 (A)	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.	10-Q	10.6	10/20/2017

10.16	Credit Agreement, dated October 13, 2011, and amended on June 27, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”).	10-Q	10.52	10/26/2011

10.17	Underwriting Agreement, dated March 11, 2013, between the Company and J.P. Morgan Securities LLC.	8-K	1.1	3/14/2013

10.18	Underwriting Agreement, dated June 8, 2017, between the Company and Merrill Lynch.	8-K	1.1	6/13/2017

10.19	Third Supplemental Indenture, dated as of November 21, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	11/21/2013

10.20	Indenture, dated June 10, 2010, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3	4.4	6/10/2010

10.21	Second Supplemental Indenture, dated as of March 18, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	3/21/2013

10.22	Fourth Supplemental Indenture, dated as of June 15, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	6/20/2017

10.23 (A)	Form of Global Performance Share Agreement.	10-Q	10.1	10/20/2017

10.24 (A)	Form of Global Restricted Stock Unit Agreement.	10-Q	10.2	10/20/2017

10.25 (A)	Form of Global Employee Stock Purchase Plan Agreement.	10-Q	10.3	10/20/2017

10.26	Second Amendment to Credit Agreement, dated July 21, 2015.	10-K	10.23	8/18/2015

10.27	Third Amendment to Credit Agreement, dated June 13, 2016.	10-K	10.25	8/12/2016

10.28 †	Supply Agreement between the Company and TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), a Delaware corporation and indirect wholly-owned subsidiary of Tower Semiconductor Ltd., an Israeli corporation, executed as of November 18, 2015.	10-Q/A	10.1	5/10/2016

10.29	Credit Agreement by and between Maxim Holding Company Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.1	6/24/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.30	Guaranty by Maxim Integrated Products, Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.2	6/24/2016

12.1	Statement of Ratio of Income to Fixed Charges.	Filed herewith

16.1	Letter from Deloitte & Touche LLP to the SEC, dated November 28, 2016.	8-K	16.1	11/28/2016

21.1	Subsidiaries of the Company.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

August 17, 2018	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Sumeet Gagneja

Sumeet Gagneja
Vice President, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tunç Doluca, Bruce E. Kiddoo and Sumeet Gagneja, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tunç Doluca	President, Director and Chief Executive Officer	August 17, 2018
Tunç Doluca	(Principal Executive Officer)

/s/ Bruce E. Kiddoo	Senior Vice President and Chief Financial Officer	August 17, 2018
Bruce E. Kiddoo	(Principal Financial Officer)

/s/ Sumeet Gagneja	Vice President and Chief Accounting Officer	August 17, 2018
Sumeet Gagneja	(Principal Accounting Officer)

/s/ William P. Sullivan	Director and Chairman of the Board	August 17, 2018
William P. Sullivan

/s/ Tracy C. Accardi	Director	August 17, 2018
Tracy C. Accardi

/s/ James R. Bergman	Director	August 17, 2018
James R. Bergman

/s/ Joseph R. Bronson	Director	August 17, 2018
Joseph R. Bronson

/s/ Robert E. Grady	Director	August 17, 2018
Robert E. Grady

/s/ William D. Watkins	Director	August 17, 2018
William D. Watkins

/s/ MaryAnn Wright	Director	August 17, 2018
MaryAnn Wright

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
160 Rio Robles
San Jose, California 95134
(408) 601-1000

Stock Listing

At August 3, 2018, there were approximately 643 stockholders of record of the Company's common stock as reported by Computershare. Maxim Integrated common stock is traded on the Nasdaq Global Select Market under the symbol “MXIM”.

ITEM 16. FORM 10-K SUMMARY

None.