Form 10-Q
period 2018-09-29
MAXIM INTEGRATED PRODUCTS INC
filed 2018-11-01
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
YES [ ] NO [x]

As of October 19, 2018, there were 277,062,875 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2018	June 30, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,598,772	$1,543,484
Short-term investments	964,643	1,082,915
Total cash, cash equivalents and short-term investments	2,563,415	2,626,399
Accounts receivable, net of allowances of $164 at September 29, 2018 and $140,296 at June 30, 2018	439,407	280,072
Inventories	275,374	282,390
Other current assets	33,329	21,548
Total current assets	3,311,525	3,210,409
Property, plant and equipment, net	573,014	579,364
Intangible assets, net	74,785	78,246
Goodwill	532,251	532,251
Other assets	56,977	51,291
TOTAL ASSETS	$4,548,552	$4,451,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,087	$92,572
Price adjustment and other revenue reserves	135,187	—
Income taxes payable	60,877	17,961
Accrued salary and related expenses	106,273	151,682
Accrued expenses	42,091	35,774
Current portion of long-term debt	499,762	499,406
Total current liabilities	928,277	797,395
Long-term debt	991,506	991,147
Income taxes payable	652,163	661,336
Other liabilities	64,283	70,743
Total liabilities	2,636,229	2,520,621

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	279	279
Retained earnings	1,924,764	1,945,646
Accumulated other comprehensive loss	(12,720)	(14,985)
Total stockholders’ equity	1,912,323	1,930,940
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,548,552	$4,451,561

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 29, 2018	September 23, 2017
	(in thousands, except per share data)

Net revenues	$638,495	$575,676
Cost of goods sold	208,259	201,845
Gross margin	430,236	373,831
Operating expenses:
Research and development	112,708	108,601
Selling, general and administrative	81,518	73,681
Intangible asset amortization	773	1,752
Impairment of long-lived assets	—	42
Severance and restructuring expenses	994	5,433
Other operating expenses (income), net	60	(844)
Total operating expenses	196,053	188,665
Operating income (loss)	234,183	185,166
Interest and other income (expense), net	(546)	(4,214)
Income (loss) before provision for income taxes	233,637	180,952
Income tax provision (benefit)	36,214	26,419
Net income (loss)	$197,423	$154,533

Earnings (loss) per share:
Basic	$0.71	$0.55
Diluted	$0.70	$0.54

Shares used in the calculation of earnings (loss) per share:
Basic	278,045	282,170
Diluted	282,454	286,437

Dividends declared and paid per share	$0.46	$0.36

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 29, 2018	September 23, 2017
	(in thousands)
Net income (loss)	$197,423	$154,533
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $(27) and $0, respectively	1,092	(98)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(214) and $(120), respectively	1,095	353
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(19) and $(22), respectively	78	44
Other comprehensive income (loss), net	2,265	299
Total comprehensive income (loss)	$199,688	$154,832

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 29, 2018	September 23, 2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$197,423	$154,533
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	20,497	17,287
Depreciation and amortization	31,191	36,754
Deferred taxes	(3,032)	12,115
Loss (gain) from sale of property, plant and equipment	621	61
Other adjustments	(117)	42
Changes in assets and liabilities:
Accounts receivable	(23,604)	23,239
Inventories	7,002	1,835
Other current assets	(12,625)	1,488
Accounts payable	(5,263)	(9,979)
Income taxes payable	33,743	16,333
Deferred margin on shipments to distributors	—	2,020
Accrued salary and related expenses	(45,408)	(42,105)
All other accrued liabilities	6,757	6,082
Net cash provided by (used in) operating activities	207,185	219,705

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,316)	(14,321)
Proceeds from sale of property, plant and equipment	1	1,473
Proceeds from sale of available-for-sale securities	8,438	18,101
Proceeds from maturity of available-for-sale securities	301,834	—
Payment in connection with business acquisition, net of cash acquired	(2,949)	—
Purchases of available-for-sale securities	(190,880)	(716,304)
Purchases of privately-held companies' securities	(750)	(606)
Net cash provided by (used in) investing activities	97,378	(711,657)

Cash flows from financing activities:
Contingent consideration paid	(8,000)	—
Net issuance of restricted stock units	(7,528)	(5,416)
Proceeds from stock options exercised	6,608	5,160
Repurchase of common stock	(112,498)	(75,291)
Dividends paid	(127,857)	(101,462)
Net cash provided by (used in) financing activities	(249,275)	(177,009)

Net increase (decrease) in cash and cash equivalents	55,288	(668,961)
Cash and cash equivalents:
Beginning of period	$1,543,484	$2,246,121
End of period	$1,598,772	$1,577,160

Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$10,988	$502
Cash paid for interest	$8,438	$8,438

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$5,590	$3,375

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 29, 2018 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2018 was a 53-week fiscal year and fiscal year 2019 is a 52-week fiscal year.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

On July 1, 2018, the Company adopted Topic 606 and related amendments (ASU 2015-14, Deferral of the Effective Date; ASU 2016-08, Principal versus Agent Considerations; ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers) using the modified retrospective method applied to all contracts that are not completed at the date of initial application (i.e., July 1, 2018). Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605.

There was no impact on the opening retained earnings as of July 1, 2018 due to the adoption of Topic 606. However, in conjunction with the adoption of the new standard, the Company recorded a reclassification of accrued revenue reserves for price adjustments and other revenue reserves from accounts receivable, net to price adjustment and other revenue reserves within current liabilities.

The cumulative effect of the changes to the condensed consolidated balance sheet from the adoption of Topic 606 was as follows (in thousands):

	As of June 30, 2018	Effect of Adoption of Topic 606	As of July 1, 2018

Accounts receivable, net	$280,072	$141,652	$421,724
Price adjustment and other revenue reserves	—	141,652	141,652

Balance Sheet Reclassification

Under Topic 605, the gross amount of accrued revenue reserves for price adjustments and other revenue reserves of $141.7 million was included within accounts receivable, net as of June 30, 2018. Subsequent to the adoption of Topic 606, such balances are presented on a gross basis as accrued price adjustments and other revenue reserves of $141.7 million, which is presented in the price adjustment and other revenue reserves balance sheet caption.

The adoption of Topic 606 has no impact on the total cash flows from operating, investing, or financing activities on the Condensed Consolidated Statement of Cash Flows.

The following table summarizes the impacts of adopting Topic 606 on the Company’s Condensed Consolidated Balance Sheets as of September 29, 2018 (in thousands):

	As Reported	If Reported Under Topic 605	Effect of Adoption of Topic 606

Accounts receivable, net	$439,407	$304,220	$135,187
Price adjustment and other revenue reserves	135,187	—	135,187

Practical Expedients and Elections

•
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which we have the right to invoice for services performed.

•	The Company has elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

•
The Company has elected to exclude sales, use, value added, and some excise taxes, if applicable, from the measurement of the transaction price. The transaction price excludes sales and other similar taxes.

Updated Revenue Recognition Policy

The Company recognizes revenue for sales to direct customers and sales to distributors when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The transaction price is calculated as selling price net of variable considerations, such as distributor price adjustments. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration that is expected to be entitled. The transaction price does not include amounts collected on behalf of another party, such as sales taxes or value added tax. The Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company estimates returns for sales to direct customers and distributors based on historical return rates applied against current period gross revenue. Specific customer returns and allowances are considered within this estimate.

Accounts receivable from direct customers and distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment, at which point the Company has a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes title to such inventory from its consigned location, at which point inventory is relieved, title transfers, and the Company has a legally enforceable right to collection under the terms of the agreement with the related customers. Customers are generally required to pay for products and services within the Company’s standard terms, which is net 30 days from the date of invoice. The Company does not have any significant financing components greater than one year.

The Company estimates potential future returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances. Estimates made may differ from actual returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable. Historically, such differences have not been material.

Distributor price adjustments are estimated based on our historical experience rates and also considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the estimates we have made based on our historical rates.

The Company's revenue arrangements do not contain significant financing components. Revenue is recognized over a period of time when it is assessed that performance obligations are satisfied over a period rather than at a point in time. When any of the following criteria is fulfilled, revenue is recognized over a period of time:

(a) The customer simultaneously receives and consumes the benefits provided by the performance completed.
(b) Performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced.
(c) Performance does not create an asset with an alternative use, and has an enforceable right to payment for performance completed to date.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, with further classifications made recently with the issuance of ASU 2018-03 and ASU 2018-04, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The application of this ASU was made by the means of a cumulative-effect adjustment to the balance sheet for the equity securities that qualify for the practical expedient to estimate fair value using the net asset value per share. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) is being applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 in the first quarter of fiscal year 2019. As a result of this adoption, the Company recognized an increase of $2.5 million, net of tax, in retained earnings at the beginning of fiscal year 2019.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is sold. The Company adopted ASU 2016-16 in the first quarter of fiscal year 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The application of ASU 2017-07 requires retrospective basis for all periods presented. The Company adopted ASU 2017-07 in the first quarter of fiscal year 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this standard provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Unless the changes in terms or conditions meet all three criteria outlined in the guidance, modification accounting should be applied. The three criteria relate to changes in the terms and conditions that affect the fair value, vesting conditions, or classification of a share-based payment award. The guidance is required to be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 in the first quarter of fiscal 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard provides guidance about the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 in the first quarter of fiscal 2019. There was no material change to the Company's consolidated financial statements as a result of this adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This ASU largely aligns the accounting for share-based payment awards to employees and non-employees. Under the new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small discrepancies related to the term assumption when valuing non-employee awards. The Company adopted ASU 2018-07 in the first quarter of fiscal 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

(ii) Recent Accounting Updates Not Yet Effective

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves disclosures by removing, modifying and adding disclosure requirements related to fair value measurements. The update highlights adjustments in disclosures for changes in the fair value of Level 1, Level 2, and Level 3 instruments. This guidance is effective beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company does not believe that this update will have a material impact on its consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	September 29, 2018	June 30, 2018
Inventories:	(in thousands)
Raw materials	$15,113	$16,251
Work-in-process	170,192	173,859
Finished goods	90,069	92,280
	$275,374	$282,390

Property, plant and equipment, net consists of:

	September 29, 2018	June 30, 2018
Property, plant and equipment, net:	(in thousands)
Land	$17,731	$17,731
Buildings and building improvements	258,403	254,733
Machinery, equipment and software	1,322,593	1,309,487
	1,598,727	1,581,951
Less: accumulated depreciation	(1,025,713)	(1,002,587)
	$573,014	$579,364

Accrued salary and related expenses consist of:

	September 29, 2018	June 30, 2018
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$30,483	$30,695
Accrued bonus	29,844	92,288
Accrued salaries	15,476	8,210
ESPP Withholding	14,901	5,158
Accrued fringe benefits	4,625	4,752
Other	10,944	10,579
	$106,273	$151,682

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of acquisition related contingent consideration liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 29, 2018				As of June 30, 2018
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Agency securities	$—	$2,669	$—	$2,669	$—	$13,946	$—	$13,946
Certificates of deposit	—	—	—	—	—	6,000	—	6,000
Commercial paper	—	52,145	—	52,145	—	45,063	—	45,063
Corporate debt securities	—	12,237	—	12,237	—	3,819	—	3,819
Money market funds	104,961	—	—	104,961	98,467	—	—	98,467
U.S. Treasury securities	—	49,881	—	49,881	—	30,988	—	30,988
Short term investments
Certificates of deposit	—	63,940	—	63,940	—	52,428	—	52,428
Commercial paper	—	71,666	—	71,666	—	64,354	—	64,354
Corporate debt securities	—	345,669	—	345,669	—	367,765	—	367,765
U.S. Treasury securities	—	483,368	—	483,368	—	598,368	—	598,368
Other current assets
Foreign currency forward contracts	—	293	—	293	—	235	—	235
Total assets	$104,961	$1,081,868	$—	$1,186,829	$98,467	$1,182,966	$—	$1,281,433

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$561	$—	$561	$—	$1,845	$—	$1,845
Contingent consideration	—	—	9,052	9,052	—	—	8,000	8,000
Other liabilities
Contingent consideration	—	—	1,052	1,052	—	—	8,000	8,000
Total Liabilities	$—	$561	$10,104	$10,665	$—	$1,845	$16,000	$17,845

During the three months ended September 29, 2018 and the year ended June 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 29, 2018 and June 30, 2018 other than impairments of long-lived assets. For the three months ended September 29, 2018, the Company did not record any impairment of long-lived assets. For the fiscal year ended June 30, 2018, the Company recorded $0.9 million in impairment of long-lived assets in the Company's Consolidated Statements of Income. The Company uses various inputs to evaluate investments in privately held companies, including valuations of recent financing events as well as other relevant information regarding the performance of the issuer.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	September 29, 2018				June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Certificates of deposit	$63,940	$—	$—	$63,940	$52,429	$—	$(1)	$52,428
Commercial paper	71,666	—	—	71,666	64,354	—	—	64,354
Corporate debt securities	347,147	52	(1,530)	345,669	369,734	39	(2,008)	367,765
U.S. Treasury securities	484,468	—	(1,100)	483,368	600,068	10	(1,710)	598,368
Total available-for-sale investments	$967,221	$52	$(2,630)	$964,643	$1,086,585	$49	$(3,719)	$1,082,915

In the three months ended September 29, 2018 and June 30, 2018, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between September 29, 2018 and March 12, 2021.

The Company invests in various financial instruments including U.S. Treasury securities, corporate debt securities, commercial paper, and certificates of deposit which include instruments issued or managed by industrial, financial, and utility institutions and U.S. Treasury securities which include U.S. government Treasury bills and Treasury notes.

Derivative instruments and hedging activities

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and the European Euro, Indian Rupee, Japanese Yen, Taiwan New Dollar, South Korean Won, Chinese Yuan and Canadian Dollar, expenditures for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). As of September 29, 2018 and June 30, 2018, the notional amounts of the forward contracts the Company held to purchase international currencies were $41.8 million and $49.7 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $0.7 million and $1.2 million, respectively.

Derivatives not designated as hedging instruments

As of September 29, 2018 and June 30, 2018, the notional amounts of the forward contracts the Company held to purchase international currencies were $21.8 million and $21.1 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $25.8 million and $21.3 million, respectively. The fair values of our outstanding foreign currency forward contracts and gain (loss) included in the Condensed Consolidated Statements of Income were not material for the three months ended September 29, 2018 and June 30, 2018.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following table summarizes the gains and (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	September 29, 2018			September 23, 2017
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$638,495	$208,259	$196,053	$575,676	$201,845	$188,665

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$39	$(514)	$(1,225)	$(41)	$3	$1,148

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	September 29, 2018	June 30, 2018
	(in thousands)
3.45% fixed rate notes due June 2027	$500,000	$500,000
2.5% fixed rate notes due November 2018	500,000	500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,500,000	1,500,000
Less: Current portion (included in "Current portion of debt")	(499,762)	(499,406)
Less: Reduction for unamortized discount and debt issuance costs	(8,732)	(9,447)
Total long-term debt	$991,506	$991,147

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $12.4 million and $12.6 million during the three months ended September 29, 2018 and September 23, 2017, respectively.

The estimated fair value of the Company’s outstanding debt obligations was approximately $1,461 million as of September 29, 2018. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $12.6 million and $12.6 million during the three months ended September 29, 2018, and September 23, 2017, respectively.

Credit Facility
Revolving credit facility

The Company has access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement requires the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of September 29, 2018, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At September 29, 2018, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the board of directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

MSUs granted to employees typically vest over a four-year cliff period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap depending on the Company's performance. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted September 2017 and after, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD; these MSUs vest based upon annual performance subject to continued service through the end of the four-year cliff period. MSUs granted after August 2017 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 29, 2018 and September 23, 2017, respectively:

	Three Months Ended
	September 29, 2018				September 23, 2017
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$10	$1,761	$507	$2,278	$86	$1,836	$478	$2,400
Research and development	11	8,692	1,155	9,858	308	6,588	970	7,866
Selling, general and administrative	56	7,645	661	8,362	363	6,130	528	7,021
Pre-tax stock-based compensation expense	$77	$18,098	$2,323	$20,498	$757	$14,554	$1,976	$17,287
Less: income tax effect				1,964				2,890
Net stock-based compensation expense				$18,534				$14,397

The expenses included in the Condensed Consolidated Statements of Income for RSUs include expenses related to MSUs of $2.4 million and $1.4 million for the three months ended September 29, 2018 and September 23, 2017, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three months ended September 29, 2018 or September 23, 2017.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 29, 2018 and their activity for the three months ended September 29, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2018	1,688,253	$27.72
Options Granted	—	—
Options Exercised	(331,332)	26.66
Options Cancelled	(3,439)	28.08
Balance at September 29, 2018	1,353,482	$27.98	1.7	$42,687,390
Exercisable, September 29, 2018	1,353,482	$27.98	1.7	$42,687,390
Vested and expected to vest, September 29, 2018	1,353,482	$27.98	1.7	$42,687,390

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on September 28, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 29, 2018.

As of September 29, 2018, there was no unrecognized stock compensation from unvested stock options.

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

The weighted-average fair value of RSUs and other awards granted was $54.98 and $41.69 per share for the three months ended September 29, 2018 and September 23, 2017, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of September 29, 2018 and their activity during the three months ended September 29, 2018:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2018	5,524,432
Restricted stock units and other awards granted	1,232,654
Restricted stock units and other awards released	(407,431)
Restricted stock units and other awards cancelled	(127,997)
Balance at September 29, 2018	6,221,658	3.0	$370,516,643
Outstanding and expected to vest, September 29, 2018	5,121,814	2.9	$304,850,402

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on September 28, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of September 29, 2018.

The Company withheld shares totaling $7.5 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the three months ended September 29, 2018. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 29, 2018, there was $187.7 million of unrecognized compensation expense related to 6.2 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Market Stock Units (MSUs)

The Company grants MSUs to senior members of management in lieu of granting stock options. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017 and after, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD or the TSR of the companies included in the XSD, as applicable. Vesting for MSUs is contingent upon both service and market conditions and has a four-year vesting cliff period. MSUs granted in September 2017 vest based upon annual performance and are subject to continued service through the end of the four-year period, but will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

The weighted-average fair value of MSUs granted was $75.48 and $51.03 per share for the three months ended September 29, 2018 and September 23, 2017, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of September 29, 2018 and their activity during the three months ended September 29, 2018:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Balance at June 30, 2018	1,079,064
Market stock units granted	247,804
Market stock units released	(13,594)
Market stock units cancelled	(245,082)
Balance at September 29, 2018	1,068,192	3.1	$63,578,788
Outstanding and expected to vest, September 29, 2018	925,295	3.0	$55,073,544

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on September 28, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of September 29, 2018.

As of September 29, 2018, there was $38.0 million of unrecognized compensation expense related to 1.1 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of 2008 ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

Three Months Ended
	September 29, 2018	September 23, 2017
Expected holding period (in years)	0.5 years	0.5 years
Risk-free interest rate	1.6% - 2.1%	0.8% - 1.1%
Expected stock price volatility	19.6% - 32.7%	19.1% - 24.7%
Dividend yield	2.8% -3.1%	3.0% - 3.4%

As of September 29, 2018 and September 23, 2017, there was $3.5 million and $2.9 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	September 29, 2018	September 23, 2017
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$197,423	$154,533

Denominator for basic earnings (loss) per share	278,045	282,170
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	4,409	4,267
Denominator for diluted earnings (loss) per share	282,454	286,437

Earnings (loss) per share
Basic	$0.71	$0.55
Diluted	$0.70	$0.54

For the three months ended September 29, 2018 and September 23, 2017, no stock awards were determined to be anti-dilutive and therefore none were excluded from the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 29, 2018	September 23, 2017
	(in thousands)
United States	$72,129	$64,641
China	219,298	212,766
Rest of Asia	220,381	180,950
Europe	111,369	104,134
Rest of World	15,318	13,185
	$638,495	$575,676

Net long-lived assets by geographic region were as follows:

	September 29, 2018	June 30, 2018
	(in thousands)
United States	$360,958	$361,432
Philippines	116,282	120,657
Rest of World	95,774	97,275
	$573,014	$579,364

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the three months ended September 29, 2018 and September 23, 2017 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 30, 2018	$(6,280)	$(2,516)	$(1,136)	$(1,383)	$(3,670)	$(14,985)
Other comprehensive income (loss) before reclassifications	—	—	—	(391)	1,119	728
Amounts reclassified out of accumulated other comprehensive loss (income)	—	97	—	1,700	—	1,797
Tax effects	—	(19)	—	(214)	(27)	(260)
Other comprehensive income (loss), net	—	78	—	1,095	1,092	2,265
September 29, 2018	$(6,280)	$(2,438)	$(1,136)	$(288)	$(2,578)	$(12,720)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 24, 2017	$(6,280)	$(1,258)	$(1,136)	$18	$(1,234)	$(9,890)
Other comprehensive income (loss) before reclassifications	—	—	—	1,583	(98)	1,485
Amounts reclassified out of accumulated other comprehensive loss (income)	—	66	—	(1,110)	—	(1,044)
Tax effects	—	(22)	—	(120)	—	(142)
Other comprehensive income (loss), net	—	44	—	353	(98)	299
September 23, 2017	$(6,280)	$(1,214)	$(1,136)	$371	$(1,332)	$(9,591)

NOTE 10: INCOME TAXES

In the three months ended September 29, 2018 and September 23, 2017, the Company recorded an income tax provision of $36.2 million and $26.4 million, respectively. The Company’s effective tax rate for the three months ended September 29, 2018 and September 23, 2017 was 15.5% and 14.6%, respectively.
On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allows the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act has not been completed. Provisional amounts must be adjusted within one year from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a $236.9 million discrete provisional Transition Tax charge. No adjustment to the provisional Transition Tax charge was made in the first quarter of fiscal year 2019 as the Company continues to gather information and analyze available guidance to more precisely compute the amount of the Transition Tax.
The Act reduced the federal statutory tax rate from 35% to 21%, effective January 1, 2018, which resulted in a fiscal year 2018 federal statutory tax rate of 28.1% for the Company (average of a 35% rate for the first half of fiscal year 2018 and a 21% rate for the second half of fiscal year 2018). The Company’s federal statutory tax rate for fiscal year 2019 is 21%.
The Act contains Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP the Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by the GILTI provisions as a period expense.
The Company’s federal statutory tax rate for the first quarter of fiscal year 2019 is 21%. The Company’s effective tax rate for the three months ended September 29, 2018 of 15.5% was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by tax expense related to GILTI.
The Company’s federal statutory tax rate for the first quarter of fiscal year 2018 was 35%. The Act did not impact the federal statutory tax rate and income tax provision for the first quarter of fiscal year 2018 because it was enacted after the end of that quarter. The Company’s effective tax rate for the three months ended September 23, 2017 of 14.6% was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and a $2.0 million discrete benefit for excess tax benefits generated by the settlement of share-based awards, partially offset by share-based compensation for which no tax benefit is expected and $3.9 million of discrete interest accruals for unrecognized tax benefits.
The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits, including accrued interest and penalties, could decrease up to $439.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $439.0 million primarily relates to matters involving federal taxation of cross-border transactions.
The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). The IRS concluded its field examination of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011 and issued an IRS Revenue Agent's Report in July 2016 that included proposed adjustments for transfer pricing issues related to cost sharing and buy-in license payments for the use of intangible property by one of the Company’s international subsidiaries. The Company disagreed with the proposed transfer pricing adjustments and related penalties, and in September 2016, the Company filed a protest to challenge the proposed adjustments and request a conference with the Appeals Office of the IRS. In May 2018, a preliminary understanding was reached with the IRS regarding the contested issues for the audit and post-audit years, which the Company expects may be finalized in fiscal year 2019 with the execution of a closing agreement. In June 2018, the Company made advance payments for audit and post-audit year tax of $140.7 million and interest of $37.4 million. These payments will reduce the accrual of interest on audit and post-audit year tax deficiencies that would be owed if the preliminary understanding is finalized. The Company’s reserves for unrecognized tax benefits are sufficient to cover the audit and post-audit year tax deficiencies that would be owed as a result of the preliminary understanding. In fiscal year 2017, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2012 through 2014, which is ongoing. In the first quarter of fiscal year 2019, the Company was notified that the IRS will commence an audit of the Company's federal corporate income tax returns for fiscal years 2015 through 2016.

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

NOTE 12: COMMON STOCK REPURCHASES

On July 20, 2017, the board of directors of the Company authorized the repurchase of up to $1.0 billion of the Company's common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. All prior repurchase authorizations by the Company’s board of directors for the repurchase of common stock were cancelled and superseded by this repurchase authorization.

During the three months ended September 29, 2018, the Company repurchased approximately 1.9 million shares of its common stock for $112.5 million. As of September 29, 2018, the Company had remaining authorization of $505.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

On October 30, 2018, the board of directors of the Company authorized the repurchase of up to $1.5 billion of the Company’s common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The Company’s prior repurchase authorization has been cancelled and superseded by this new repurchase authorization.

NOTE 13: ACQUISITION

On January 26, 2018, the Company acquired a privately-held corporation specializing in the development of high performance USB and video extension technology. Total cash consideration paid in connection with this acquisition was $57.8 million, net of cash acquired. The Company also agreed to pay up to an additional $16.0 million if the acquired business achieves certain financial milestones for the annual periods ended August 31, 2018 and August 31, 2019, of which $8.0 million was paid during the three months ended September 29, 2018. The acquired assets included $26.0 million of developed technology and $10.5 million of other intangible assets. The Company also recorded $41.9 million of goodwill in connection with this acquisition. The goodwill is not deductible for tax purposes.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

There were no changes to goodwill for the three months ended September 29, 2018.

No indicators or instances of impairment were identified in the three months ended September 29, 2018 and June 30, 2018, respectively.

Intangible assets consisted of the following:

	September 29, 2018			June 30, 2018
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$488,846	$430,784	$58,062	$485,465	$423,869	$61,596
Customer relationships	116,505	103,885	12,620	116,294	103,217	13,077
Trade name	9,974	8,661	1,313	9,340	8,588	752
Patents	2,500	2,500	—	2,500	2,469	31
Total amortizable purchased intangible assets	617,825	545,830	71,995	613,599	538,143	75,456
IPR&D	2,790	—	2,790	2,790	—	2,790
Total purchased intangible assets	$620,615	$545,830	$74,785	$616,389	$538,143	$78,246

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 29, 2018	September 23, 2017
	(in thousands)
Cost of goods sold	$6,915	$11,064
Intangible asset amortization	773	1,752
Total intangible asset amortization expenses	$7,688	$12,816

The following table represents the estimated future amortization expense of intangible assets as of September 29, 2018:

Fiscal Year	Amount
(in thousands)
Remaining nine months of 2019	$17,267
2020	15,368
2021	13,669
2022	7,989
2023	7,505
Thereafter	10,197
Total intangible assets	$71,995

NOTE 15: RESTRUCTURING ACTIVITIES

Fiscal year 2019:

During the three months ended September 29, 2018, the Company recorded $1.0 million in "Severance and restructuring expenses" in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions, which impacted multiple job classifications and locations.

Fiscal year 2018:

During the three months ended September 23, 2017 and fiscal year ended June 30, 2018, the Company recorded $5.4 million and $15.1 million in “Severance and restructuring expenses" respectively, in the Condensed Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions, as well as employee enrollments in voluntary separation programs. Multiple job classifications and locations were impacted by these activities.

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the three months ended September 29, 2018:

	Balance, June 30, 2018	Three Months Ended September 29, 2018			Balance, September 29, 2018
		Charges	Cash Payments	Change in Estimates
			(in thousands)
Severance and Related - All plans (1)	2,969	987	(3,139)	7	$824

(1)	Charges and change in estimates are included in Severance and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts impairment of long-lived assets; assessment of recoverability of intangible assets and goodwill, which impacts impairment of goodwill and intangible assets; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further in the Management’s Discussion and Analysis of Financial Condition in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements - Note 2, there have been no material changes during the three months ended September 29, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 29, 2018	September 23, 2017

Net revenues	100.0%	100.0%
Cost of goods sold	32.6%	35.1%
Gross margin	67.4%	64.9%
Operating expenses:
Research and development	17.7%	18.9%
Selling, general and administrative	12.8%	12.8%
Intangible asset amortization	0.1%	0.3%
Impairment of long-lived assets	—%	—%
Severance and restructuring expenses	0.2%	0.9%
Other operating expenses (income), net	—%	(0.1)%
Total operating expenses	30.7%	32.8%
Operating income (loss)	36.7%	32.2%
Interest and other income (expense), net	(0.1)%	(0.7)%
Income before provision for income taxes	36.6%	31.4%
Income tax provision (benefit)	5.7%	4.6%
Net income (loss)	30.9%	26.8%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 29, 2018	September 23, 2017
Cost of goods sold	0.5%	0.4%
Research and development	1.4%	1.4%
Selling, general and administrative	1.2%	1.2%
	3.1%	3.0%

Net Revenues

Net revenues were $638.5 million and $575.7 million for the three months ended September 29, 2018 and September 23, 2017, respectively. Revenue from consumer products was up 13%, primarily driven by higher sales of wearables, smartphones and other consumer products. Revenue from automotive products was up 15%, primarily driven by growth in battery management systems for electric vehicles and auto safety and security products. Revenue from industrial products was also up 12%, primarily driven by higher sales of control and automation products.

During the three months ended September 29, 2018 and September 23, 2017, approximately 89% and 89% of net revenues, respectively, were derived from customers outside of the United States. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 29, 2018 and September 23, 2017 was immaterial.

Gross Margin

Our gross margin percentages were 67.4% and 64.9% for the three months ended September 29, 2018 and September 23, 2017, respectively. Our gross margin increased by 2.5 percentage points, due to improved factory utilization and a reduction in intangible amortization.

Research and Development

Research and development expenses were $112.7 million and $108.6 million for the three months ended September 29, 2018 and September 23, 2017, respectively, which represented 17.7% and 18.9% of net revenues for each respective period. The $4.1 million increase was primarily attributable to an increase in salaries and related expenses.

Selling, General and Administrative

Selling, general and administrative expenses were $81.5 million and $73.7 million for the three months ended September 29, 2018 and September 23, 2017, respectively, which represented 12.8% and 12.8% of net revenues for each respective period. The $7.8 million increase was primarily attributable to an increase in salaries and related expenses.

Severance and Restructuring Expenses

Severance and restructuring expenses were $1.0 million and $5.4 million for the three months ended September 29, 2018 and September 23, 2017, respectively, which represented 0.2% and 0.9% of net revenues for each respective period. The $4.4 million decrease was primarily due to the timing of reorganization of certain business units and functions.

Provision for Income Taxes

In the three months ended September 29, 2018 and September 23, 2017, the Company recorded an income tax provision of $36.2 million and $26.4 million, respectively. The Company’s effective tax rate for the three months ended September 29, 2018 and September 23, 2017 was 15.5% and 14.6%, respectively.
On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Commission Staff Accounting Bulletin No. 118 allows the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act has not been completed. Provisional amounts must be adjusted within one year from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a $236.9 million discrete provisional Transition Tax charge. No adjustment to the provisional Transition Tax charge was made in the first quarter of fiscal year 2019 as the Company continues to gather information and analyze available guidance to more precisely compute the amount of the Transition Tax.
The Act reduced the federal statutory tax rate from 35% to 21%, effective January 1, 2018, which resulted in a fiscal year 2018 federal statutory tax rate of 28.1% for the Company (average of a 35% rate for the first half of fiscal year 2018 and a 21% rate for the second half of fiscal year 2018). The Company’s federal statutory tax rate for fiscal year 2019 is 21%.
The Act contains Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP the Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by the GILTI provisions as a period expense.
The Company’s federal statutory tax rate for the first quarter of fiscal year 2019 is 21%. The Company’s effective tax rate for the three months ended September 29, 2018 of 15.5% was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by tax expense related to GILTI.
The Company’s federal statutory tax rate for the first quarter of fiscal year 2018 was 35%. The Act did not impact the federal statutory tax rate and income tax provision for the first quarter of fiscal year 2018 because it was enacted after the end of that quarter. The Company’s effective tax rate for the three months ended September 23, 2017 of 14.6% was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and a $2.0 million discrete benefit for excess tax benefits generated by the settlement of share-based awards, partially offset by share-based compensation for which no tax benefit is expected and $3.9 million of discrete interest accruals for unrecognized tax benefits.

BACKLOG

At September 29, 2018 and June 30, 2018, our current quarter backlog was approximately $417.6 million and $441.1 million, respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Three Months Ended
	September 29, 2018	September 23, 2017
	(in thousands)
Net cash provided by (used in) operating activities	$207,185	$219,705
Net cash provided by (used in) investing activities	97,378	(711,657)
Net cash provided by (used in) financing activities	(249,275)	(177,009)
Net increase (decrease) in cash and cash equivalents	$55,288	$(668,961)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $207.2 million in the three months ended September 29, 2018, a decrease of $12.5 million compared with the three months ended September 23, 2017. This decrease was due primarily to an increase of $23.6 million in accounts receivable and an increase of $12.6 million in other current assets, offset by an increase in income before provision for income taxes, which resulted from higher revenue and improved gross margin.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities and capital expenditures.

Cash provided by investing activities was $97.4 million for the three months ended September 29, 2018, compared with cash used by investing activities of $711.7 million for the three months ended September 23, 2017, a change of $809.1 million. The change was due primarily to purchasing $525.4 million less available-for-sale-securities and an increase of $301.8 million in proceeds from the maturity of available-for-sale securities during the three months ended September 29, 2018 compared to the three months ended September 23, 2017.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock and payment of dividends to stockholders.

Net cash used in financing activities increased by approximately $72.3 million for the three months ended September 29, 2018 compared to the three months ended September 23, 2017. The increase was primarily due to an increase of $37.2 million in repurchases of our common stock and a $26.4 million increase in dividends paid to stockholders during the three months ended September 29, 2018.

Liquidity and Capital Resources

As of September 29, 2018, our available funds consisted of $2.6 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Current portion of debt

On November 21, 2013, we completed a public offering of $500 million aggregate principal amount of the Company's 2.5% senior unsecured and unsubordinated notes due on November 15, 2018 (“2018 Notes”). The Company intends and has the ability to pay this debt upon maturity in the second quarter of fiscal 2019.

Available Borrowing Resources

We have access to a $350 million senior unsecured revolving credit facility that expires on June 27, 2019. As of September 29, 2018, we had not borrowed any amounts from this credit facility.

Off-Balance-Sheet Arrangements

As of September 29, 2018, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended September 29, 2018 and September 23, 2017 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 29, 2018. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2018. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which is incorporated herein by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2017, the board of directors of the Company authorized the repurchase of up to $1.0 billion of the Company's common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The Company's prior repurchase authorization was cancelled and superseded by this repurchase authorization.

The following table summarizes the activity related to stock repurchases for the three months ended September 29, 2018:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jul 1, 2018 - Jul 28, 2018	554	$60.16	554	$585,052
Jul 29, 2018 - Aug 25, 2018	585	61.45	585	549,071
Aug 26, 2018 - Sep 29, 2018	723	59.75	723	505,861
Total for the quarter	1,862	$60.41	1,862	$505,861

In the fiscal quarter ended September 29, 2018, the Company repurchased approximately 1.9 million shares of its common stock for approximately $112.5 million. As of September 29, 2018, the Company had remaining authorization of $505.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

On October 30, 2018, the board of directors of the Company authorized the repurchase of up to $1.5 billion of the Company’s common stock. This stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The Company’s prior repurchase authorization has been cancelled and superseded by this new repurchase authorization.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits

10.1 (A)	Form of Global Performance Share Agreement for FY19 Grants
10.2 (A)	Form of Global Employee Stock Purchase Plan Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)

(A) Management contract or compensatory plan or arrangement.
(1) This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 29, 2018, (ii) Condensed Consolidated Balance Sheets at September 29, 2018 and June 30, 2018, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended September 29, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 29, 2018 and (v) Notes to Condensed Consolidated Financial Statements.

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

November 1, 2018	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Sumeet Gagneja

Sumeet Gagneja
Vice President, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)