Form 10-Q
period 2018-12-29
MAXIM INTEGRATED PRODUCTS INC
filed 2019-02-01
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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
YES [ ] NO [x]

As of January 24, 2019 there were 273,398,340 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 29, 2018	June 30, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,406,740	$1,543,484
Short-term investments	553,901	1,082,915
Total cash, cash equivalents and short-term investments	1,960,641	2,626,399
Accounts receivable, net of allowances of $136 at December 29, 2018 and $140,296 at June 30, 2018	391,419	280,072
Inventories	278,925	282,390
Other current assets	26,933	21,548
Total current assets	2,657,918	3,210,409
Property, plant and equipment, net	571,983	579,364
Intangible assets, net	67,161	78,246
Goodwill	532,251	532,251
Other assets	59,614	51,291
TOTAL ASSETS	$3,888,927	$4,451,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,577	$92,572
Price adjustment and other revenue reserves	130,601	—
Income taxes payable	39,507	17,961
Accrued salary and related expenses	102,427	151,682
Accrued expenses	34,368	35,774
Current portion of debt	—	499,406
Total current liabilities	406,480	797,395
Long-term debt	991,866	991,147
Income taxes payable	673,051	661,336
Other liabilities	62,116	70,743
Total liabilities	2,133,513	2,520,621

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	279	279
Retained earnings	1,766,471	1,945,646
Accumulated other comprehensive loss	(11,336)	(14,985)
Total stockholders’ equity	1,755,414	1,930,940
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,888,927	$4,451,561

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(in thousands, except per share data)

Net revenues	$576,906	$622,637	$1,215,401	$1,198,313
Cost of goods sold	203,858	212,961	412,117	414,806
Gross margin	373,048	409,676	803,284	783,507
Operating expenses:
Research and development	110,303	115,896	223,011	224,497
Selling, general and administrative	77,853	85,323	159,372	159,005
Intangible asset amortization	756	995	1,529	2,747
Impairment of long-lived assets	753	850	753	892
Severance and restructuring expenses	1,179	6,523	2,173	11,956
Other operating expenses (income), net	—	(959)	60	(1,804)
Total operating expenses	190,844	208,628	386,898	397,293
Operating income (loss)	182,204	201,048	416,386	386,214
Interest and other income (expense), net	472	(3,121)	(74)	(7,334)
Income (loss) before provision for income taxes	182,676	197,927	416,312	378,880
Income tax provision (benefit)	50,784	272,942	86,997	299,361
Net income (loss)	$131,892	$(75,015)	$329,315	$79,519

Earnings (loss) per share:
Basic	$0.48	$(0.27)	$1.19	$0.28
Diluted	$0.47	$(0.27)	$1.17	$0.28

Shares used in the calculation of earnings (loss) per share:
Basic	276,252	281,560	277,144	281,852
Diluted	280,008	281,560	281,414	286,355

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(in thousands)
Net income (loss)	$131,892	$(75,015)	$329,315	$79,519
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $(201), $0, ($228), and $0, respectively	885	(2,122)	1,977	(2,220)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(96), $69, $(310), and $(51), respectively	423	(3)	1,518	350
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(18), $(142), $(37), and $(164), respectively	76	(76)	154	(32)
Other comprehensive income (loss), net	1,384	(2,201)	3,649	(1,902)
Total comprehensive income (loss)	$133,276	$(77,216)	$332,964	$77,617

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 29, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, September 29, 2018	277,430	$279	$—	$1,924,764	$(12,720)	$1,912,323
Net income	—	—	—	131,892	—	131,892
Other comprehensive income (loss), net	—	—	—	—	1,384	1,384
Repurchase of common stock	(3,960)	—	(44,181)	(163,377)	—	(207,558)
Net issuance of restricted stock units	281	—	(5,916)	—	—	(5,916)
Stock options exercised	191	—	7,235	—	—	7,235
Stock-based compensation	—	—	21,702	—	—	21,702
Modification of liability to equity instruments (1)	—	—	3,471	—	—	3,471
Common stock issued under Employee Stock Purchase Plan	—	—	17,689	—	—	17,689
Dividends paid, $0.46 per common share	—	—	—	(126,808)	—	(126,808)
Balance, December 29, 2018	273,942	$279	$—	$1,766,471	$(11,336)	$1,755,414

	Six Months Ended December 29, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)
Balance, June 30, 2018	278,664	$279	$—	$1,945,646	$(14,985)	$1,930,940
Net income	—	—	—	329,315	—	329,315
Other comprehensive income (loss), net	—	—	—	—	3,649	3,649
Repurchase of common stock	(5,822)	—	(63,744)	(256,312)	—	(320,056)
Cumulative effect adjustment for adoption of ASU 2016-01	—	—	—	2,487	—	2,487
Net issuance of restricted stock units	578	—	(13,444)	—	—	(13,444)
Stock options exercised	522	—	13,843	—	—	13,843
Stock-based compensation	—	—	42,185	—	—	42,185
Modification of liability to equity instruments (1)	—	—	3,471	—	—	3,471
Common stock issued under Employee Stock Purchase Plan	—	—	17,689	—	—	17,689
Dividends paid, $0.92 per common share	—	—	—	(254,665)	—	(254,665)
Balance, December 29, 2018	273,942	$279	$—	$1,766,471	$(11,336)	$1,755,414
_____________________________

(1) In December 2018, $3.5 million was reclassified from accrued salaries to additional paid-in capital due to a settlement agreement relating to the expiration of stock options.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 30, 2017
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, September 23, 2017	281,731	$283	$—	$2,207,053	$(9,591)	$2,197,745
Net income	—	—	—	(75,015)	—	(75,015)
Other comprehensive income (loss), net	—	—	—	—	(2,201)	(2,201)
Repurchase of common stock	(1,488)	(1)	(43,543)	(33,410)	—	(76,954)
Net issuance of restricted stock units	258	—	(6,104)	—	—	(6,104)
Stock options exercised	521	1	13,507	—	—	13,508
Stock-based compensation	—	—	21,165	—	—	21,165
Common stock issued under Employee Stock Purchase Plan	416	—	14,975	—	—	14,975
Dividends paid, $0.36 per common share	—	—	—	(101,421)	—	(101,421)
Balance, December 30, 2017	281,438	$283	$—	$1,997,207	$(11,792)	$1,985,698

	Six Months Ended December 30, 2017
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)
Balance, June 24, 2017	282,912	$283	$—	$2,212,301	$(9,890)	$2,202,694
Net income	—	—	—	79,519	—	79,519
Other comprehensive income (loss), net	—	—	—	—	(1,902)	(1,902)
Repurchase of common stock	(3,146)	(1)	(60,515)	(91,730)	—	(152,246)
Net issuance of restricted stock units	519	—	(11,520)	—	—	(11,520)
Stock options exercised	737	1	18,668	—	—	18,669
Stock-based compensation	—	—	38,392	—	—	38,392
Common stock issued under Employee Stock Purchase Plan	416	—	14,975	—	—	14,975
Dividends paid, $0.72 per common share	—	—	—	(202,883)	—	(202,883)
Balance, December 30, 2017	281,438	$283	$—	$1,997,207	$(11,792)	$1,985,698

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 29, 2018	December 30, 2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$329,315	$79,519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	42,153	38,327
Depreciation and amortization	57,994	72,567
Deferred taxes	(8,206)	8,927
Loss (gain) on disposal of property, plant and equipment	2,896	(588)
Impairment of investments in privately-held companies	636	850
Other adjustments	—	42
Changes in assets and liabilities:
Accounts receivable	19,798	20,759
Inventories	3,497	(12,290)
Other current assets	(6,587)	32,947
Accounts payable	2,401	3,664
Income taxes payable	33,261	250,597
Deferred margin on shipments to distributors	—	(14,974)
Accrued salary and related expenses	(45,783)	(31,582)
All other accrued liabilities	60	815
Net cash provided by (used in) operating activities	431,435	449,580
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,913)	(36,734)
Proceeds from sale of property, plant and equipment	2	2,917
Proceeds from sale of available-for-sale securities	27,253	39,996
Proceeds from maturity of available-for-sale securities	718,554	118,211
Payment in connection with business acquisition, net of cash acquired	(2,949)	—
Purchases of available-for-sale securities	(214,587)	(853,470)
Purchases of privately-held companies' securities	(906)	(2,106)
Net cash provided by (used in) investing activities	496,454	(731,186)
Cash flows from financing activities:
Repayment of debt	(500,000)	—
Contingent consideration paid	(8,000)	—
Net issuance of restricted stock units	(13,444)	(11,520)
Proceeds from stock options exercised	13,843	18,667
Issuance of common stock under employee stock purchase program	17,689	14,975
Repurchase of common stock	(320,056)	(152,244)
Dividends paid	(254,665)	(202,883)
Net cash provided by (used in) financing activities	(1,064,633)	(333,005)
Net increase (decrease) in cash and cash equivalents	(136,744)	(614,611)
Cash and cash equivalents:
Beginning of period	$1,543,484	$2,246,121
End of period	$1,406,740	$1,631,510
Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$60,946	$14,857
Cash paid for interest	$23,313	$23,313
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$14,660	$10,961
See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 29, 2018 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2018 was a 53-week fiscal year and fiscal year 2019 is a 52-week fiscal year. The second quarter of fiscal year 2019 was a 13-week quarter and the second quarter of fiscal year 2018 was a 14-week quarter.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The following table summarizes the impacts of adopting Topic 606 on the Company’s Condensed Consolidated Balance Sheet as of December 29, 2018 (in thousands):

	As Reported	If Reported Under Topic 605	Effect of Adoption of Topic 606

Accounts receivable, net	$391,419	$260,818	$130,601
Price adjustment and other revenue reserves	130,601	—	130,601

Practical Expedients and Elections

•
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

•	The Company has elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

•
The Company has elected to exclude sales, use, value added, and some excise taxes, if applicable, from the measurement of the transaction price. The transaction price excludes sales and other similar taxes.

Updated Revenue Recognition Policy

The Company recognizes revenue for sales to direct customers and distribution customers ("distributors") when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The transaction price is calculated as selling price net of variable considerations, such as distributor price adjustments. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it is expected to be entitled. The transaction price does not include amounts collected on behalf of another party, such as sales taxes or value added tax. The Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company estimates returns for sales to direct customers and distributors based on historical return rates applied against current period gross revenue. Specific customer returns and allowances are considered within this estimate.

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

Distributor price adjustments are estimated based on the Company's historical experience rates and also considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the estimates that the Company has made based on its historical rates.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this standard provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Unless the changes in terms or conditions meet all three criteria outlined in the guidance, modification accounting should be applied. The three criteria relate to changes in the terms and conditions that affect the fair value, vesting conditions, or classification of a share-based payment award. The guidance is required to be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 in the first quarter of fiscal year 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard provides guidance about the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 in the first quarter of fiscal year 2019. There was no material change to the Company's consolidated financial statements as a result of this adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This ASU largely aligns the accounting for share-based payment awards to employees and non-employees. Under the new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small discrepancies related to the term assumption when valuing non-employee awards. The Company adopted ASU 2018-07 in the first quarter of fiscal year 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

SEC Disclosure Update and Simplification. In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant and outdated. The rule also requires registrants to include in their interim financial statements a reconciliation of changes in stockholders' equity in the notes or as a separate statement. The final rule was effective on November 5, 2018. The Company has adopted the final rule as of December 29, 2018, and has included a reconciliation of the changes in stockholders' equity in this Form 10-Q.

(ii) Recent Accounting Updates Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in the first quarter of fiscal year 2020 on a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and expects that there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recognition of right-of-use assets and related lease liabilities.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves disclosures by removing, modifying and adding disclosure requirements related to fair value measurements. The update highlights adjustments in disclosures for changes in the fair value of Level 1, Level 2, and Level 3 instruments. This guidance is effective beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company does not believe that this update will have a material impact on its consolidated financial statements.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	December 29, 2018	June 30, 2018
Inventories:	(in thousands)
Raw materials	$16,832	$16,251
Work-in-process	171,287	173,859
Finished goods	90,806	92,280
	$278,925	$282,390

Property, plant and equipment, net consists of:

	December 29, 2018	June 30, 2018
Property, plant and equipment, net:	(in thousands)
Land	$17,731	$17,731
Buildings and building improvements	258,679	254,733
Machinery, equipment and software	1,339,552	1,309,487
	1,615,962	1,581,951
Less: accumulated depreciation	(1,043,979)	(1,002,587)
	$571,983	$579,364

Accrued salary and related expenses consist of:

	December 29, 2018	June 30, 2018
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$31,914	$30,695
Accrued bonus	43,511	92,288
Accrued salaries	8,616	8,210
ESPP withholding	4,267	5,158
Accrued fringe benefits	8,279	4,752
Other	5,840	10,579
	$102,427	$151,682

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of acquisition related contingent consideration liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 29, 2018				As of June 30, 2018
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Agency securities	$—	$—	$—	$—	$—	$13,946	$—	$13,946
Certificates of deposit	—	1,000	—	1,000	—	6,000	—	6,000
Commercial paper	—	—	—	—	—	45,063	—	45,063
Corporate debt securities	—	—	—	—	—	3,819	—	3,819
Money market funds	167,698	—	—	167,698	98,467	—	—	98,467
U.S. Treasury securities	—	—	—	—	—	30,988	—	30,988
Short term investments
Certificates of deposit	—	34,997	—	34,997	—	52,428	—	52,428
Commercial paper	—	38,437	—	38,437	—	64,354	—	64,354
Corporate debt securities	—	263,562	—	263,562	—	367,765	—	367,765
U.S. Treasury securities	—	216,905	—	216,905	—	598,368	—	598,368
Other current assets
Foreign currency forward contracts	—	418	—	418	—	235	—	235
Total assets	$167,698	$555,319	$—	$723,017	$98,467	$1,182,966	$—	$1,281,433

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$270	$—	$270	$—	$1,845	$—	$1,845
Contingent consideration	—	—	9,052	9,052	—	—	8,000	8,000
Other liabilities
Contingent consideration	—	—	1,052	1,052	—	—	8,000	8,000
Total Liabilities	$—	$270	$10,104	$10,374	$—	$1,845	$16,000	$17,845

During the six months ended December 29, 2018 and the year ended June 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 29, 2018 and June 30, 2018 other than impairments of long-lived assets. The Company uses various inputs to evaluate investments in privately held companies, including valuations of recent financing events as well as other relevant information regarding the performance of the issuer. During the three and six months ended December 29, 2018, the Company recorded $0.8 million, in impairment of long-lived assets in the Company's Condensed Consolidated Statements of Income. For the fiscal year ended June 30, 2018, the Company recorded $0.9 million in impairment of long-lived assets in the Company's Consolidated Statements of Income.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 29, 2018				June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Certificates of deposit	$34,997	$—	$—	$34,997	$52,429	$—	$(1)	$52,428
Commercial paper	38,437	—	—	38,437	64,354	—	—	64,354
Corporate debt securities	264,880	—	(1,318)	263,562	369,734	39	(2,008)	367,765
U.S. Treasury securities	217,280	1	(376)	216,905	600,068	10	(1,710)	598,368
Total available-for-sale investments	$555,594	$1	$(1,694)	$553,901	$1,086,585	$49	$(3,719)	$1,082,915

In the three and six months ended December 29, 2018 and June 30, 2018, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between December 29, 2018 and March 12, 2021.

The Company invests in various financial instruments including U.S. Treasury securities, corporate debt securities, commercial paper, and certificates of deposit which include instruments issued or managed by industrial, financial, and utility institutions and U.S. Treasury securities which include U.S. government Treasury bills and Treasury notes.

Derivative instruments and hedging activities

The Company incurs expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with the Company's manufacturing activities in the Philippines and Thailand, respectively, and the European Euro, Indian Rupee, Japanese Yen, Taiwan New Dollar, South Korean Won, Chinese Yuan and Canadian Dollar, for sales offices and research and development activities undertaken outside of the U.S.

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency forward contracts for trading purposes.

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). As of December 29, 2018 and June 30, 2018, the notional amounts of the forward contracts the Company held to purchase international currencies were $42.2 million and $49.7 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $0.3 million and $1.2 million, respectively.

Derivatives not designated as hedging instruments

As of December 29, 2018 and June 30, 2018, the notional amounts of the forward contracts the Company held to purchase international currencies were $19.8 million and $21.1 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $19.0 million and $21.3 million, respectively. The fair values of the Company's outstanding foreign currency forward contracts and gain (loss) included in the Condensed Consolidated Statements of Income were not material for the three and six months ended December 29, 2018 and December 30, 2017.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following table summarizes the gains (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
	December 29, 2018			December 29, 2018
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$576,906	$203,858	$190,844	$1,215,401	$412,117	$386,898

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$5	$(82)	$(602)	$44	(596)	(1,827)

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	December 29, 2018	June 30, 2018
	(in thousands)
3.45% fixed rate notes due June 2027	$500,000	$500,000
2.5% fixed rate notes due November 2018	—	500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,000,000	1,500,000
Less: Current portion (included in "Current portion of debt")	—	(499,406)
Less: Reduction for unamortized discount and debt issuance costs	(8,134)	(9,447)
Total long-term debt	$991,866	$991,147

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

On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 2.5% coupon senior unsecured and unsubordinated notes due in November 2018 (“2018 Notes”), with an effective interest rate of 2.6%. Interest on the 2018 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The net proceeds of this offering were approximately $494.5 million, after issuing at a discount and deducting paid expenses. In November of 2018, the Company repaid the entire $500 million in principal and any outstanding interest, related to these outstanding notes.

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

The debt indentures that govern the 2027 Notes and the 2023 Notes include covenants that limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to secure additional debt funding in the future. In circumstances involving a change of control of the Company followed by a downgrade of the rating of the 2027 Notes or the 2023 Notes, the Company would be required to make an offer to repurchase the affected notes at a purchase price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $11.2 million and $12.4 million during the three months ended December 29, 2018 and December 30, 2017, respectively. Amortized discount and expenses, as well as interest expense associated with the notes, were $23.6 million and $24.7 million, respectively, during the six months ended December 29, 2018 and December 30, 2017.

The estimated fair value of the Company’s outstanding debt obligations was approximately $955 million as of December 29, 2018. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $11.7 million and $12.5 million during the three months ended December 29, 2018, and December 30, 2017, respectively. The Company recorded interest expense of $24.6 million and $25.1 million during the six months ended December 29, 2018 and December 30, 2017, respectively.

Credit Facility
Revolving credit facility

As of December 29, 2018, the Company had access to a $350 million senior unsecured revolving credit facility with certain institutional lenders that expires on June 27, 2019. The facility fee is at a rate per annum that varies based on the Company’s index debt rating and any advances under the credit agreement will accrue interest at a base rate plus a margin based on the Company’s index debt rating. The credit agreement required the Company to comply with certain covenants, including a requirement that the Company maintain a ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) of not more than 3 to 1 and a minimum interest coverage ratio (EBITDA divided by interest expense) greater than 3.5 to 1. As of December 29, 2018, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants. Effective January 22, 2019, the Company terminated this revolving credit facility.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At December 29, 2018, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the board of directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 29, 2018 and December 30, 2017, respectively:

	Three Months Ended
	December 29, 2018				December 30, 2017
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$9	$1,884	$495	$2,388	$75	$1,944	$467	$2,486
Research and development	11	8,693	1,135	9,839	185	8,898	1,033	10,116
Selling, general and administrative	58	8,773	598	9,429	222	7,656	558	8,436
Pre-tax stock-based compensation expense	$78	$19,350	$2,228	$21,656	$482	$18,498	$2,058	$21,038
Less: income tax effect				2,304				1,887
Net stock-based compensation expense				$19,352				$19,151

	Six Months Ended
	December 29, 2018				December 30, 2017
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$19	$3,646	$1,002	$4,667	$161	$3,780	$946	$4,887
Research and development	22	17,384	2,290	19,696	493	15,487	2,003	17,983
Selling, general and administrative	114	16,417	1,259	17,790	585	13,786	1,086	15,457
Pre-tax stock-based compensation expense	$155	$37,447	$4,551	$42,153	$1,239	$33,053	$4,035	$38,327
Less: income tax effect				4,268				4,777
Net stock-based compensation expense				$37,885				$33,550

The expenses included in the Condensed Consolidated Statements of Income for RSUs include expenses related to MSUs of $2.9 million and $2.2 million for the three months ended December 29, 2018 and December 30, 2017, respectively and $5.3 million and $3.6 million for the six months ended December 29, 2018 and December 30, 2017, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three and six months ended December 29, 2018 and December 30, 2017.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 29, 2018 and related activity for the six months ended December 29, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 30, 2018	1,688,253	$27.72
Options Granted	—
Options Exercised	(522,499)	26.96
Options Cancelled	(3,439)	28.08
Balance at December 29, 2018	1,162,315	$28.06	1.5	$24,126,273
Exercisable, December 29, 2018	1,162,315	$28.06	1.5	$24,126,273
Vested and expected to vest, December 29, 2018	1,162,315	$28.06	1.5	$24,126,273

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on December 28, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 29, 2018.

As of December 29, 2018, there was no unrecognized stock compensation from unvested stock options.

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

The weighted-average fair value of RSUs and other awards granted was $50.90 and $50.36 per share for the three months ended December 29, 2018 and December 30, 2017, respectively, and 54.71 and $42.41 per share for the six months ended December 29, 2018 and December 30, 2017, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of December 29, 2018 and related activity during the six months ended December 29, 2018:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 30, 2018	5,524,432
Restricted stock units and other awards granted	1,321,125
Restricted stock units and other awards released	(802,916)
Restricted stock units and other awards cancelled	(325,807)
Balance at December 29, 2018	5,716,834	2.9	$279,095,836
Outstanding and expected to vest, December 29, 2018	4,743,351	2.8	$231,570,395

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on December 28, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of December 29, 2018.

The Company withheld shares totaling $5.9 million and $13.4 million, respectively, in value as a result of employee withholding taxes based on the value of RSUs on vesting date for the three and six months ended December 29, 2018. Total payments for employees’ tax obligations to taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 29, 2018, there was $170.4 million of unrecognized compensation expense related to 5.7 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Market Stock Units (MSUs)

The Company grants MSUs to senior members of management in lieu of granting stock options. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017 and after, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD or the TSR of the companies included in the XSD, as applicable. Vesting for MSUs is contingent upon both service and market conditions and has a four-year vesting cliff period. MSUs granted after August 2017 vest based upon annual performance and are subject to continued service through the end of the four-year period, but will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

The weighted-average fair value of MSUs granted was $75.48 and $51.03 per share for the six months ended December 29, 2018 and December 30, 2017, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of December 29, 2018 and their activity during the six months ended December 29, 2018:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 30, 2018	1,079,064
Market stock units granted	247,804
Market stock units released	(13,594)
Market stock units cancelled	(250,190)
Balance at December 29, 2018	1,063,084	2.9	$51,889,761
Outstanding and expected to vest, December 29, 2018	960,920	2.9	$46,912,120

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on December 28, 2018, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of December 29, 2018.

As of December 29, 2018, there was $35.0 million of unrecognized compensation expense related to 1.1 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of 2008 ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Expected holding period (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	1.6% - 2.6%	0.8% - 1.5%	1.6% - 2.6%	0.8% - 1.5%
Expected stock price volatility	19.6% - 32.7%	19.1% - 24.7%	19.6% - 32.7%	19.1% - 24.7%
Dividend yield	2.1% - 3.1%	3.0% - 3.4%	2.1% - 3.1%	3.0% - 3.4%

As of December 29, 2018 and December 30, 2017, there was $8.6 million and $6.5 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(in thousands, except per share data)
Numerator for basic earnings (loss) per share and diluted earnings (loss) per share
Net income (loss)	$131,892	$(75,015)	$329,315	$79,519

Denominator for basic earnings (loss) per share	276,252	281,560	277,144	281,852
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	3,756	—	4,270	4,503
Denominator for diluted earnings (loss) per share	280,008	281,560	281,414	286,355

Earnings (loss) per share
Basic	$0.48	$(0.27)	$1.19	$0.28
Diluted	$0.47	$(0.27)	$1.17	$0.28

For the three months ended December 30, 2017 and December 29, 2018, there were approximately 4.8 million and zero stock awards, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of diluted earnings per share. For the six months ended December 29, 2018 and December 30, 2017, no stock awards were determined to be anti-dilutive and therefore none were excluded from the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(in thousands)
United States	$64,845	$82,620	$136,974	$147,261
China	208,717	230,188	428,015	442,953
Rest of Asia	186,840	182,953	407,221	363,903
Europe	100,662	111,550	212,030	215,684
Rest of World	15,842	15,326	31,161	28,512
	$576,906	$622,637	$1,215,401	$1,198,313

Net long-lived assets by geographic region were as follows:

	December 29, 2018	June 30, 2018
	(in thousands)
United States	$358,571	$361,432
Philippines	111,408	120,657
Rest of World	102,004	97,275
	$571,983	$579,364

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the six months ended December 29, 2018 and December 30, 2017 were as follows:

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 30, 2018	$(6,280)	$(2,516)	$(1,136)	$(1,383)	$(3,670)	$(14,985)
Other comprehensive income (loss) before reclassifications	—	—	—	(551)	2,205	1,654
Amounts reclassified out of accumulated other comprehensive loss (income)	—	191	—	2,379	—	2,570
Tax effects	—	(37)	—	(310)	(228)	(575)
Other comprehensive income (loss), net	—	154	—	1,518	1,977	3,649
December 29, 2018	$(6,280)	$(2,362)	$(1,136)	$135	$(1,693)	$(11,336)

(in thousands)	Unrealized Gains and Losses on Intercompany Receivables	Unrealized Gains and Losses on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Total
June 24, 2017	$(6,280)	$(1,258)	$(1,136)	$18	$(1,234)	$(9,890)
Other comprehensive income (loss) before reclassifications	—	—	—	1,725	(2,220)	(495)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	132	—	(1,324)	—	(1,192)
Tax effects	—	(164)	—	(51)	—	(215)
Other comprehensive income (loss), net	—	(32)	—	350	(2,220)	(1,902)
December 30, 2017	$(6,280)	$(1,290)	$(1,136)	$368	$(3,454)	$(11,792)

NOTE 10: INCOME TAXES

In the three and six months ended December 29, 2018, the Company recorded an income tax provision of $50.8 million and $87.0 million, respectively, compared to $272.9 million and $299.4 million for the three and six months ended December 30, 2017, respectively. The Company’s effective tax rate for the three and six months ended December 29, 2018 was 27.8% and 20.9%, respectively, compared to the 137.9% and 79.0% for the three and six months ended December 30, 2017, respectively.
On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of the Company's foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a discrete $236.9 million provisional Transition Tax charge. During the measurement period, the Company gathered additional information and analyzed available guidance to more precisely compute the amount of the Transition Tax. In the second quarter of fiscal year 2019 the Company completed this work and recorded a discrete $22.1 million measurement period adjustment for the Transition Tax, which increased the Company’s effective tax rate for the three and six months ended December 29, 2018 by 12.1% and 5.3%, respectively. As of the end of the second quarter of fiscal year 2019, the accounting for income tax effects of the Act has been completed.

The Act reduced the federal statutory tax rate from 35% to 21%, effective January 1, 2018, which resulted in a fiscal year 2018 federal statutory tax rate of 28.1% for the Company (average of a 35% rate for the first half of fiscal year 2018 and a 21% rate for the second half of fiscal year 2018). The Company’s federal statutory tax rate for fiscal year 2019 is 21%. In the second quarter of fiscal year 2018, the Company recorded a $13.7 million discrete charge to remeasure deferred tax assets and liabilities as of the enactment date of the Act to reflect the federal statutory tax rate reductions.
The Act included Global Intangible Low-Taxed Income (“GILTI”) provisions, which impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP, the Company can make an accounting policy election to recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by the GILTI provisions as a period expense.

The Company’s federal statutory tax rate for fiscal year 2019 is 21%. The Company’s effective tax rate for the three months ended December 29, 2018 was higher than the statutory rate primarily due to a $22.1 million discrete charge for the Transition Tax, tax generated by the GILTI provisions, and a $4.9 million discrete charge for interest accruals for unrecognized tax benefits, partially offset by earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates.

The Company’s effective tax rate for the six months ended December 29, 2018 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by a $22.1 million discrete charge for the Transition Tax, tax generated by the GILTI provisions, and a $9.4 million discrete charge for interest accruals for unrecognized tax benefits.

The Company’s federal statutory tax rate for fiscal year 2018 was 28.1%. The Company’s effective tax rate for the three and six months ended December 30, 2017 was higher than the statutory rate primarily due to a $236.9 million discrete provisional charge for the Transition Tax, a $13.7 million discrete charge to remeasure deferred taxes as of the enactment date of the Act, $4.2 million and $8 million discrete charges for interest accruals for unrecognized tax benefits in the three and six months ended December 30, 2017, respectively, partially offset by earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits, including accrued interest and penalties, could decrease up to $444.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $444.0 million primarily relates to matters involving federal taxation of cross-border transactions.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). The IRS concluded its field examination of the Company’s federal corporate income tax returns for fiscal years 2009 through 2011 and issued an IRS Revenue Agent's Report in July 2016 that included proposed adjustments for transfer pricing issues related to cost sharing and buy-in license payments for the use of intangible property by one of the Company’s international subsidiaries. The Company disagreed with the proposed transfer pricing adjustments and related penalties, and in September 2016, the Company filed a protest to challenge the proposed adjustments and request a conference with the Appeals Office of the IRS. In May 2018, a preliminary understanding was reached with the IRS regarding the contested issues for the audit and post-audit years, which the Company expects may be finalized in fiscal year 2019 with the execution of a closing agreement. In June 2018, the Company made advance payments for audit and post-audit years tax of $140.7 million and interest of $37.4 million. These payments will reduce the accrual of interest on audit and post-audit years tax deficiencies that would be owed if the preliminary understanding is finalized. The Company’s reserves for unrecognized tax benefits are sufficient to cover the audit and post-audit years tax deficiencies that would be owed as a result of the preliminary understanding. In fiscal year 2017, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2012 through 2014, which is ongoing. In the first quarter of fiscal year 2019, the Company was notified that the IRS will commence an audit of the Company's federal corporate income tax returns for fiscal years 2015 through 2016.

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

NOTE 12: COMMON STOCK REPURCHASES

On July 20, 2017, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company's common stock. The stock repurchase authorization did not have an expiration date and the pace of repurchase activity depended on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. All prior repurchase authorizations by the Company’s board of directors for the repurchase of common stock were cancelled and superseded by this repurchase authorization.

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

During the six months ended December 29, 2018, the Company repurchased approximately 5.8 million shares of its common stock for $320.1 million. As of December 29, 2018, the Company had remaining authorization of $1.3 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: ACQUISITION

On January 26, 2018, the Company acquired a privately-held corporation specializing in the development of high-performance USB and video extension technology. Total cash consideration paid in connection with this acquisition was $57.8 million, net of cash acquired. The Company also agreed to pay up to an additional $16.0 million if the acquired business achieves certain financial milestones for the annual period ended August 31, 2018 and annual period ending August 31, 2019. Out of the $16.0 million, $8.0 million was paid during the six months ended December 29, 2018. The acquired assets included $26.0 million of developed technology and $10.5 million of other intangible assets. The Company also recorded $41.9 million of goodwill in connection with this acquisition. The goodwill is not deductible for tax purposes.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

There were no changes to goodwill for the six months ended December 29, 2018.

No indicators or instances of impairment were identified in the six months and fiscal year ended December 29, 2018 and June 30, 2018, respectively.

Intangible assets consisted of the following:

	December 29, 2018			June 30, 2018
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$488,846	$437,652	$51,194	$485,465	$423,869	$61,596
Customer relationships	116,505	104,557	11,948	116,294	103,217	13,077
Trade name	9,974	8,745	1,229	9,340	8,588	752
Patents	2,500	2,500	—	2,500	2,469	31
Total amortizable purchased intangible assets	617,825	553,454	64,371	613,599	538,143	75,456
IPR&D	2,790	—	2,790	2,790	—	2,790
Total purchased intangible assets	$620,615	$553,454	$67,161	$616,389	$538,143	$78,246

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(in thousands)
Cost of goods sold	$6,868	$11,140	$13,783	$22,204
Intangible asset amortization	756	995	1,529	2,747
Total intangible asset amortization expenses	$7,624	$12,135	$15,312	$24,951

The following table represents the estimated future amortization expense of intangible assets as of December 29, 2018:

Fiscal Year	Amount
(in thousands)
Remaining six months of 2019	$10,918
2020	15,068
2021	13,368
2022	7,689
2023	7,205
Thereafter	10,123
Total intangible assets	$64,371

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts impairment of long-lived assets; assessment of recoverability of intangible assets and goodwill, which impacts impairment of goodwill and intangible assets; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further in the Management’s Discussion and Analysis of Financial Condition in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements - Note 2, there have been no material changes during the six months ended December 29, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	35.3%	34.2%	33.9%	34.6%
Gross margin	64.7%	65.8%	66.1%	65.4%
Operating expenses:
Research and development	19.1%	18.6%	18.3%	18.7%
Selling, general and administrative	13.5%	13.7%	13.1%	13.3%
Intangible asset amortization	0.1%	0.2%	0.1%	0.2%
Impairment of long-lived assets	0.1%	0.1%	0.1%	0.1%
Severance and restructuring expenses	0.2%	1.0%	0.2%	1.0%
Other operating expenses (income), net	—%	(0.2)%	—%	(0.2)%
Total operating expenses	33.0%	33.5%	31.8%	33.1%
Operating income (loss)	31.6%	32.3%	34.3%	32.2%
Interest and other income (expense), net	0.1%	(0.5)%	—%	(0.6)%
Income before provision for income taxes	31.7%	31.8%	34.3%	31.6%
Income tax provision (benefit)	8.8%	43.8%	7.2%	25.0%
Net income (loss)	22.9%	(12.0)%	27.1%	6.6%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Cost of goods sold	0.4%	0.4%	0.4%	0.4%
Research and development	1.7%	1.6%	1.6%	1.5%
Selling, general and administrative	1.6%	1.4%	1.5%	1.3%
	3.7%	3.4%	3.5%	3.2%

Net Revenues

Net revenues were $576.9 million and $622.6 million for the three months ended December 29, 2018 and December 30, 2017, respectively. Revenue from industrial products are down by 14%, mainly due to a decline in shipments of control and automation products. Revenue from communications and data center products are down by 20%, due to generally lower shipments of server, basestation and data center products. Revenue from automotive products are up by 3%, driven by higher demand for auto powertrain, and auto safety and security products. In addition, the decrease in revenue was partially driven by a one-time incremental $22.0 million of revenue recognized as a result of the sell-in accounting revenue transition during the second quarter of fiscal 2018. Also, the decrease in revenue was partially driven by the 13-week second quarter of fiscal year 2019 compared to the 14-week second quarter of fiscal year 2018.

Net revenues were $1,215.4 million and $1,198.3 million for the six months ended December 29, 2018 and December 30, 2017, respectively. Revenue from automotive products are up by 8%, driven by higher demand for auto powertrain, and auto safety and security products. Revenue from consumer products are up by 7%, driven by an overall higher demand for cell phones, handheld computers, and wearable consumer products. Revenue from communications and data center products are down by 7% due to generally lower shipments of server and basestation products.

During the three months ended December 29, 2018 and December 30, 2017, approximately 89% and 87% of net revenues, respectively, were derived from customers outside of the United States. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended December 29, 2018 and December 30, 2017 was immaterial.

Gross Margin

Our gross margin percentages were 64.7% and 65.8% for the three months ended December 29, 2018 and December 30, 2017, respectively. Our gross margin decreased by 1.1 percentage points, due to higher inventory reserves.

Our gross margin percentages were 66.1% and 65.4% for the six months ended December 29, 2018 and December 30, 2017, respectively. Our gross margin increased by 0.7 percentage points, due to lower intangible amortization, and certain one-time events, partially offset by higher inventory reserves.

Research and Development

Research and development expenses were $110.3 million and $115.9 million for the three months ended December 29, 2018 and December 30, 2017, respectively, which represented 19.1% and 18.6% of net revenues for each respective period. The $5.6 million decrease was due to lower salaries and related personnel expenses.

Research and development expenses were $223.0 million and $224.5 million for the six months ended December 29, 2018 and December 30, 2017, respectively, which represented 18.3% and 18.7% of net revenues for each respective period. The $1.5 million decrease was due to lower salaries and related personnel expenses.

Selling, General and Administrative

Selling, general and administrative expenses were $77.9 million and $85.3 million for the three months ended December 29, 2018 and December 30, 2017, respectively, which represented 13.5% and 13.7% of net revenues for each respective period. The $7.5 million decrease was due to lower salaries and related personnel expenses, as well as lower legal expenses.

Selling, general and administrative expenses were $159.4 million and $159.0 million for the six months ended December 29, 2018 and December 30, 2017, respectively, which represented 13.1% and 13.3% of net revenues for each respective period. Selling, general and administrative expenses remained roughly flat year-over-year.

Severance and Restructuring Expenses

Severance and restructuring expenses were $1.2 million and $6.5 million for the three months ended December 29, 2018 and December 30, 2017, respectively, which represented 0.2% and 1.0% of net revenues for each respective period. The $5.3 million decrease was primarily due to a decrease in restructuring activities.

Severance and restructuring expenses were $2.2 million and $12.0 million for the six months ended December 29, 2018 and December 30, 2017, respectively, which represented 0.2% and 1.0% of net revenues for each respective period. The $9.8 million decrease was primarily due to a decrease in restructuring activities.

Provision for Income Taxes

In the three and six months ended December 29, 2018, the Company recorded an income tax provision of $50.8 million and $87.0 million, respectively, compared to $272.9 million and $299.4 million for the three and six months ended December 30, 2017, respectively. The Company’s effective tax rate for the three and six months ended December 29, 2018 was 27.8% and 20.9%, respectively, compared to 137.9% and 79.0% for the three and six months ended December 30, 2017, respectively.

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a discrete $236.9 million provisional Transition Tax charge. During the measurement period the Company gathered additional information and analyzed available guidance to more precisely compute the amount of the Transition Tax. In the second quarter of fiscal year 2019, the Company completed this work and recorded a discrete $22.1 million measurement period adjustment for the Transition Tax, which increased the Company’s effective tax rate for the three and six months ended December 29, 2018 by 12.1% and 5.3%, respectively. As of the end of the second quarter of fiscal year 2019, the accounting for income tax effects of the Act has been completed.

The Act reduced the federal statutory tax rate from 35% to 21%, effective January 1, 2018, which resulted in a fiscal year 2018 federal statutory tax rate of 28.1% for the Company (average of a 35% rate for the first half of fiscal year 2018 and a 21% rate for the second half of fiscal year 2018). The Company’s federal statutory tax rate for fiscal year 2019 is 21%. In the second quarter of fiscal year 2018, the Company recorded a $13.7 million discrete charge to remeasure deferred tax assets and liabilities as of the enactment date of the Act to reflect the federal statutory tax rate reductions.

The Act included Global Intangible Low-Taxed Income (“GILTI”) provisions, which impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP the Company can make an accounting policy election to recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by the GILTI provisions as a period expense.

The Company’s federal statutory tax rate for fiscal year 2019 is 21%. The Company’s effective tax rate for the three months ended December 29, 2018 was higher than the statutory rate primarily due to a $22.1 million discrete charge for the Transition Tax, tax generated by the GILTI provisions, and a $4.9 million discrete charge for interest accruals for unrecognized tax benefits, partially offset by earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates.

The Company’s effective tax rate for the six months ended December 29, 2018 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by a $22.1 million discrete charge for the Transition Tax, tax generated by the GILTI provisions, and a $9.4 million discrete charge for interest accruals for unrecognized tax benefits.

The Company’s federal statutory tax rate for fiscal year 2018 was 28.1%. The Company’s effective tax rate for the three and six months ended December 30, 2017 was higher than the statutory rate primarily due to a $236.9 million discrete provisional charge for the Transition Tax, a $13.7 million discrete charge to remeasure deferred taxes as of the enactment date of the Act, $4.2 million and $8.0 million discrete charges for interest accruals for unrecognized tax benefits in the three and six months ended December 30, 2017, respectively, partially offset by earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates.

BACKLOG

At December 29, 2018 and June 30, 2018, our current quarter backlog was approximately $372.3 million and $441.1 million, respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Six Months Ended
	December 29, 2018	December 30, 2017
	(in thousands)
Net cash provided by (used in) operating activities	$431,435	$449,580
Net cash provided by (used in) investing activities	496,454	(731,186)
Net cash provided by (used in) financing activities	(1,064,633)	(333,005)
Net increase (decrease) in cash and cash equivalents	$(136,744)	$(614,611)

Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $431.4 million in the six months ended December 29, 2018, a decrease of $18.1 million compared with the six months ended December 30, 2017. This decrease was due to changes in working capital, partially offset by higher net income.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities, and capital expenditures.

Cash provided by investing activities was $496.5 million for the six months ended December 29, 2018, compared with cash used by investing activities of $731.2 million for the six months ended December 30, 2017, a change of $1,227.6 million. The change was due to lower purchases of and higher proceeds from maturity of available-for-sale securities, in order to provide funds to repay the November 2018 Notes.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock, and payment of dividends to stockholders.

Net cash used in financing activities increased by approximately $731.6 million for the six months ended December 29, 2018 compared to the six months ended December 30, 2017. The increase was due to the repayment of the November 2018 Notes and repurchases of our common stock.

Liquidity and Capital Resources

As of December 29, 2018, our available funds consisted of $2.0 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Available Borrowing Resources

We have access to a $350 million senior unsecured revolving credit facility that expires on June 27, 2019. As of December 29, 2018, we had not borrowed any amounts from this credit facility. Effective January 22, 2019, the Company terminated this revolving credit facility.

Off-Balance-Sheet Arrangements

As of December 29, 2018, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three and six months ended December 29, 2018 and December 30, 2017 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 29, 2018. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2018. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2017, the board of directors of the Company authorized the repurchase of up to $1.0 billion of the Company's common stock. The stock repurchase authorization did not have an expiration date and the pace of repurchase activity depended on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The Company's prior repurchase authorization was cancelled and superseded by this repurchase authorization.

On October 30, 2018, the board of directors of the Company authorized the repurchase of up to $1.5 billion of the Company’s common stock. This stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The Company’s prior repurchase authorization was cancelled and superseded by this new repurchase authorization.

The following table summarizes the activity related to stock repurchases for the three months ended December 29, 2018:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Sep 30, 2018 - Oct 27, 2018	682	$53.09	682	$469,652
Oct 28, 2018 - Nov 24, 2018	1,220	51.72	1,220	1,442,324
Nov 25, 2018 - Dec 29, 2018	2,058	52.59	2,058	1,334,079
Total for the quarter	3,960	$52.41	3,960	$1,334,079

In the fiscal quarter ended December 29, 2018, the Company repurchased approximately 4.0 million shares of its common stock for approximately $207.6 million. As of December 29, 2018, the Company had remaining authorization of $1.3 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

February 1, 2019	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Sumeet Gagneja

Sumeet Gagneja
Vice President, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)