Form 10-Q
period 2019-03-30
MAXIM INTEGRATED PRODUCTS INC
filed 2019-05-01
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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

As of April 18, 2019 there were 272,425,069 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2019	June 30, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,654,563	$1,543,484
Short-term investments	243,864	1,082,915
Total cash, cash equivalents and short-term investments	1,898,427	2,626,399
Accounts receivable, net of allowances of $608 at March 30, 2019 and $140,296 at June 30, 2018	381,152	280,072
Inventories	272,832	282,390
Other current assets	24,358	21,548
Total current assets	2,576,769	3,210,409
Property, plant and equipment, net	571,955	579,364
Intangible assets, net	61,036	78,246
Goodwill	532,251	532,251
Other assets	61,843	51,291
TOTAL ASSETS	$3,803,854	$4,451,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,798	$92,572
Price adjustment and other revenue reserves	106,011	—
Income taxes payable	44,179	17,961
Accrued salary and related expenses	128,365	151,682
Accrued expenses	33,644	35,774
Current portion of debt	—	499,406
Total current liabilities	398,997	797,395
Long-term debt	992,225	991,147
Income taxes payable	688,780	661,336
Other liabilities	61,105	70,743
Total liabilities	2,141,107	2,520,621

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	279	279
Retained earnings	1,672,938	1,945,646
Accumulated other comprehensive loss	(10,470)	(14,985)
Total stockholders’ equity	1,662,747	1,930,940
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,803,854	$4,451,561

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(in thousands, except per share data)

Net revenues	$542,383	$648,599	$1,757,784	$1,846,913
Cost of goods sold	201,552	224,653	613,669	639,460
Gross margin	340,831	423,946	1,144,115	1,207,453
Operating expenses:
Research and development	107,075	114,390	330,086	338,886
Selling, general and administrative	74,116	81,304	233,487	240,308
Intangible asset amortization	756	876	2,285	3,623
Impairment of long-lived assets	—	—	753	892
Severance and restructuring expenses	1,744	2,272	3,917	14,227
Other operating expenses (income), net	—	266	60	(1,535)
Total operating expenses	183,691	199,108	570,588	596,401
Operating income	157,140	224,838	573,527	611,052
Interest and other income (expense), net	3,318	(2,534)	3,244	(9,868)
Income before provision for income taxes	160,458	222,304	576,771	601,184
Income tax provision (benefit)	29,845	28,677	116,843	328,038
Net income	$130,613	$193,627	$459,928	$273,146

Earnings per share:
Basic	$0.48	$0.69	$1.67	$0.97
Diluted	$0.47	$0.68	$1.64	$0.95

Shares used in the calculation of earnings per share:
Basic	273,221	280,850	275,831	281,525
Diluted	276,610	285,881	279,680	286,221

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(in thousands)
Net income	$130,613	$193,627	$459,928	$273,146
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $97, $274, ($131), and $274, respectively	1,139	(1,213)	3,116	(3,433)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $69, $6, $(241), and $(45), respectively	(351)	(217)	1,167	133
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(23), $(4), $(60), and $(168), respectively	78	18	232	(14)
Other comprehensive income (loss), net	866	(1,412)	4,515	(3,314)
Total comprehensive income	$131,479	$192,215	$464,443	$269,832

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, December 29, 2018	274,326	$279	$—	$1,766,471	$(11,336)	$1,755,414
Net income	—	—	—	130,613	—	130,613
Other comprehensive income, net	—	—	—	—	866	866
Repurchase of common stock	(2,210)	—	(18,411)	(98,580)	—	(116,991)
Net issuance of restricted stock units	402	—	(9,582)	—	—	(9,582)
Stock options exercised	177	—	5,143	—	—	5,143
Stock-based compensation	—	—	22,850	—	—	22,850
Common stock issued under Employee Stock Purchase Plan	—	—	—	—	—	—
Dividends paid, $0.46 per common share	—	—	—	(125,566)	—	(125,566)
Balance, March 30, 2019	272,695	$279	$—	$1,672,938	$(10,470)	$1,662,747

	Nine Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)
Balance, June 30, 2018	278,664	$279	$—	$1,945,646	$(14,985)	$1,930,940
Net income	—	—	—	459,928	—	459,928
Other comprehensive income, net	—	—	—	—	4,515	4,515
Repurchase of common stock	(8,032)	—	(82,155)	(354,892)	—	(437,047)
Cumulative effect adjustment for adoption of ASU 2016-01	—	—	—	2,487	—	2,487
Net issuance of restricted stock units	980	—	(23,026)	—	—	(23,026)
Stock options exercised	699	—	18,986	—	—	18,986
Stock-based compensation	—	—	65,035	—	—	65,035
Modification of liability to equity instruments (1)	—	—	3,471	—	—	3,471
Common stock issued under Employee Stock Purchase Plan	384	—	17,689	—	—	17,689
Dividends paid, $1.38 per common share	—	—	—	(380,231)	—	(380,231)
Balance, March 30, 2019	272,695	$279	$—	$1,672,938	$(10,470)	$1,662,747
_____________________________

(1) In December 2018, $3.5 million was reclassified from accrued salaries to additional paid-in capital due to a settlement agreement relating to the expiration of stock options.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, December 30, 2017	281,438	$283	$—	$1,997,207	$(11,792)	$1,985,698
Net income	—	—	—	193,627	—	193,627
Other comprehensive income, net	—	—	—	—	(1,412)	(1,412)
Repurchase of common stock	(2,140)	(2)	(18,659)	(109,039)	—	(127,700)
Net issuance of restricted stock units	387	1	(9,642)	—	—	(9,641)
Stock options exercised	294	1	7,714	—	—	7,715
Stock-based compensation	—	—	20,587	—	—	20,587
Common stock issued under Employee Stock Purchase Plan	—	—	—	—	—	—
Dividends paid, $0.42 per common share	—	—	—	(117,883)	—	(117,883)
Balance, March 31, 2018	279,979	$283	$—	$1,963,912	$(13,204)	$1,950,991

	Nine Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)
Balance, June 24, 2017	282,912	$283	$—	$2,212,301	$(9,890)	$2,202,694
Net income	—	—	—	273,146	—	273,146
Other comprehensive (loss), net	—	—	—	—	(3,314)	(3,314)
Repurchase of common stock	(5,286)	(3)	(79,174)	(200,769)	—	(279,946)
Net issuance of restricted stock units	906	1	(21,162)	—	—	(21,161)
Stock options exercised	1,031	2	26,382	—	—	26,384
Stock-based compensation	—	—	58,979	—	—	58,979
Common stock issued under Employee Stock Purchase Plan	416	—	14,975	—	—	14,975
Dividends paid, $1.14 per common share	—	—	—	(320,766)	—	(320,766)
Balance, March 31, 2018	279,979	$283	$—	$1,963,912	$(13,204)	$1,950,991

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 30, 2019	March 31, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$459,928	$273,146
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	64,973	58,932
Depreciation and amortization	85,176	109,768
Deferred taxes	(12,161)	6,257
Loss (gain) on disposal of property, plant and equipment	3,324	572
Impairment of investments in privately-held companies	265	850
Other adjustments	—	42
Changes in assets and liabilities:
Accounts receivable	5,475	(60,194)
Inventories	9,620	(23,326)
Other current assets	(3,026)	31,703
Accounts payable	(10,971)	3,429
Income taxes payable	53,662	280,664
Deferred margin on shipments to distributors	—	(14,974)
Accrued salary and related expenses	(19,845)	1,826
All other accrued liabilities	1,953	4,110
Net cash provided by (used in) operating activities	638,373	672,805
Cash flows from investing activities:
Purchases of property, plant and equipment	(52,170)	(53,664)
Proceeds from sale of property, plant and equipment	34	5,761
Proceeds from sale of available-for-sale securities	30,192	100,004
Proceeds from maturity of available-for-sale securities	1,027,083	422,500
Payment in connection with business acquisition, net of cash acquired	(2,949)	(57,773)
Purchases of available-for-sale securities	(214,587)	(1,122,291)
Purchases of privately-held companies' securities	(1,676)	(3,356)
Other investing activities	(540)	—
Net cash provided by (used in) investing activities	785,387	(708,819)
Cash flows from financing activities:
Repayment of debt	(500,000)	—
Contingent consideration paid	(9,052)	—
Net issuance of restricted stock units	(23,026)	(21,162)
Proceeds from stock options exercised	18,986	26,383
Issuance of common stock under employee stock purchase program	17,689	14,975
Repurchase of common stock	(437,047)	(279,944)
Dividends paid	(380,231)	(320,766)
Net cash provided by (used in) financing activities	(1,312,681)	(580,514)
Net increase (decrease) in cash and cash equivalents	111,079	(616,528)
Cash and cash equivalents:
Beginning of period	$1,543,484	$2,246,121
End of period	$1,654,563	$1,629,593
Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$74,385	$17,281
Cash paid for interest	$31,751	$31,750
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$15,252	$6,798
See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 30, 2019 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2018 was a 53-week fiscal year and fiscal year 2019 is a 52-week fiscal year. The second quarter of fiscal year 2018 was a 14-week quarter and the second quarter of fiscal year 2019 was a 13-week quarter.

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

The adoption of Topic 606 has no impact on the total cash flows from operating, investing, or financing activities on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the impacts of adopting Topic 606 on the Company’s Condensed Consolidated Balance Sheet as of March 30, 2019 (in thousands):

	As Reported	If Reported Under Topic 605	Effect of Adoption of Topic 606

Accounts receivable, net	$381,152	$275,141	$106,011
Price adjustment and other revenue reserves	106,011	—	106,011

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this standard provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Unless the changes in terms or conditions meet all three criteria outlined in the guidance, modification accounting should be applied. The three criteria relate to changes in the terms and conditions that affect the fair value, vesting conditions, or classification of a share-based payment award. The guidance is required to be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 in the first quarter of fiscal year 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

(ii) Recent Accounting Updates Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases and subsequent amendments to the initial update: ASU 2017-13, ASU 2018-01, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842), which supersede the lease accounting requirements in Topic 840. Topic 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in the first quarter of fiscal year 2020 on a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and expects that there will be a material increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recognition of right-of-use assets and related lease liabilities. Upon adoption, the Company expects that its financial statement disclosures will be expanded to present additional details of its leasing arrangements.

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

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	March 30, 2019	June 30, 2018
Inventories:	(in thousands)
Raw materials	$18,799	$16,251
Work-in-process	172,020	173,859
Finished goods	82,013	92,280
	$272,832	$282,390

Property, plant and equipment, net consists of:

	March 30, 2019	June 30, 2018
Property, plant and equipment, net:	(in thousands)
Land	$17,731	$17,731
Buildings and building improvements	258,642	254,733
Machinery, equipment and software	1,358,892	1,309,487
	1,635,265	1,581,951
Less: accumulated depreciation	(1,063,310)	(1,002,587)
	$571,955	$579,364

Accrued salary and related expenses consist of:

	March 30, 2019	June 30, 2018
Accrued salary and related expenses:	(in thousands)
Accrued vacation	$28,831	$30,695
Accrued bonus	56,187	92,288
Accrued salaries	13,711	8,210
ESPP withholding	15,634	5,158
Accrued fringe benefits	8,075	4,752
Other	5,927	10,579
	$128,365	$151,682

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of acquisition related contingent consideration liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 30, 2019				As of June 30, 2018
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Agency securities	$—	$—	$—	$—	$—	$13,946	$—	$13,946
Certificates of deposit	—	—	—	—	—	6,000	—	6,000
Commercial paper	—	—	—	—	—	45,063	—	45,063
Corporate debt securities	—	—	—	—	—	3,819	—	3,819
Money market funds	195,805	—	—	195,805	98,467	—	—	98,467
U.S. Treasury securities	—	—	—	—	—	30,988	—	30,988
Short term investments
Certificates of deposit	—	5,000	—	5,000	—	52,428	—	52,428
Commercial paper	—	2,999	—	2,999	—	64,354	—	64,354
Corporate debt securities	—	185,994	—	185,994	—	367,765	—	367,765
U.S. Treasury securities	—	49,871	—	49,871	—	598,368	—	598,368
Other current assets
Foreign currency forward contracts	—	230	—	230	—	235	—	235
Total assets	$195,805	$244,094	$—	$439,899	$98,467	$1,182,966	$—	$1,281,433

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$496	$—	$496	$—	$1,845	$—	$1,845
Contingent consideration	—	—	9,052	9,052	—	—	8,000	8,000
Other liabilities
Contingent consideration	—	—	—	—	—	—	8,000	8,000
Total Liabilities	$—	$496	$9,052	$9,548	$—	$1,845	$16,000	$17,845

During the nine months ended March 30, 2019 and the year ended June 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 30, 2019 and June 30, 2018 other than impairments of long-lived assets. The Company uses various inputs to evaluate investments in privately held companies, including valuations of recent financing events as well as other relevant information regarding the performance of the issuer. There were no material impairments of long-lived assets in any of the periods presented.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 30, 2019				June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Certificates of deposit	$5,000	$—	$—	$5,000	$52,429	$—	$(1)	$52,428
Commercial paper	2,999	—	—	2,999	64,354	—	—	64,354
Corporate debt securities	186,446	21	(473)	185,994	369,734	39	(2,008)	367,765
U.S. Treasury securities	49,973	—	(102)	49,871	600,068	10	(1,710)	598,368
Total available-for-sale investments	$244,418	$21	$(575)	$243,864	$1,086,585	$49	$(3,719)	$1,082,915

In the three and nine months ended March 30, 2019 and June 30, 2018, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between April 1, 2019 and March 12, 2021.

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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). As of March 30, 2019 and June 30, 2018, the notional amounts of the forward contracts the Company held to purchase international currencies were $44.4 million and $49.7 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $0 and $1.2 million, respectively.

Derivatives not designated as hedging instruments

As of March 30, 2019 and June 30, 2018, the notional amounts of the forward contracts the Company held to purchase international currencies were $19.9 million and $21.1 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $21.9 million and $21.3 million, respectively. The Company's foreign currency forward contract gains or losses included in the Condensed Consolidated Statements of Income were not material for the three and nine months ended March 30, 2019 and March 31, 2018.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following tables summarize the gains (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
	March 30, 2019			March 30, 2019
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$542,383	$201,552	$183,691	$1,757,784	$613,669	$570,588

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$6	$261	$(79)	$50	$(335)	$(1,906)

	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$648,599	$224,653	$199,108	$1,846,913	$639,460	$596,401

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$(11)	$165	$356	$(64)	$116	$1,781

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	March 30, 2019	June 30, 2018
	(in thousands)
3.45% fixed rate notes due June 2027	$500,000	$500,000
2.5% fixed rate notes due November 2018	—	500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,000,000	1,500,000
Less: Current portion (included in "Current portion of debt")	—	(499,406)
Less: Reduction for unamortized discount and debt issuance costs	(7,775)	(9,447)
Total long-term debt	$992,225	$991,147

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $8.9 million and $12.4 million during the three months ended March 30, 2019 and March 31, 2018, respectively. Amortized discount and expenses, as well as interest expense associated with the notes, were $32.5 million and $37.1 million during the nine months ended March 30, 2019 and March 31, 2018, respectively.

The estimated fair value of the Company’s outstanding debt obligations was approximately $985 million as of March 30, 2019. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $9.3 million and $12.4 million during the three months ended March 30, 2019, and March 31, 2018, respectively. The Company recorded interest expense of $33.9 million and $37.6 million during the nine months ended March 30, 2019 and March 31, 2018, respectively.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At March 30, 2019, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 30, 2019 and March 31, 2018, respectively:

	Three Months Ended
	March 30, 2019				March 31, 2018
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$8	$1,951	$654	$2,613	$35	$2,003	$537	$2,575
Research and development	5	9,399	1,658	11,062	13	8,725	1,339	10,077
Selling, general and administrative	64	8,184	897	9,145	51	7,218	684	7,953
Pre-tax stock-based compensation expense	$77	$19,534	$3,209	$22,820	$99	$17,946	$2,560	$20,605
Less: income tax effect				1,946				2,053
Net stock-based compensation expense				$20,874				$18,552

	Nine Months Ended
	March 30, 2019				March 31, 2018
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$28	$5,597	$1,656	$7,281	$196	$5,783	$1,482	$7,461
Research and development	27	26,783	3,948	30,758	507	24,212	3,342	28,061
Selling, general and administrative	178	24,600	2,156	26,934	636	21,004	1,770	23,410
Pre-tax stock-based compensation expense	$233	$56,980	$7,760	$64,973	$1,339	$50,999	$6,594	$58,932
Less: income tax effect				6,214				6,830
Net stock-based compensation expense				$58,759				$52,102

The expenses included in the Condensed Consolidated Statements of Income for RSUs include expenses related to MSUs of $3.0 million and $2.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and $8.3 million and $5.8 million for the nine months ended March 30, 2019 and March 31, 2018, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three and nine months ended March 30, 2019 and March 31, 2018.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 30, 2019 and related activity for the nine months ended March 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 30, 2018	1,688,253	$27.72
Options Granted	—	—
Options Exercised	(699,416)	27.13
Options Cancelled	(3,439)	28.08
Balance at March 30, 2019	985,398	$28.14	1.3	$25,692,173
Exercisable, March 30, 2019	985,398	$28.14	1.3	$25,692,173
Vested and expected to vest, March 30, 2019	985,398	$28.14	1.3	$25,692,173

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on March 29, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 30, 2019.

As of March 30, 2019, there was no unrecognized stock compensation from unvested stock options.

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

The weighted-average fair value of RSUs and other awards granted was $51.01 and $54.81 per share for the three months ended March 30, 2019 and March 31, 2018, respectively, and $54.04 and $44.49 per share for the nine months ended March 30, 2019 and March 31, 2018, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of March 30, 2019 and related activity during the nine months ended March 30, 2019:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 30, 2018	5,524,432
Restricted stock units and other awards granted	1,614,379
Restricted stock units and other awards released	(1,377,399)
Restricted stock units and other awards cancelled	(458,762)
Balance at March 30, 2019	5,302,650	2.7	$287,456,657
Outstanding and expected to vest, March 30, 2019	4,439,502	2.7	$240,665,404

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on March 29, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 30, 2019.

The Company withheld shares totaling $23.0 million in value as a result of employee withholding taxes based on the value of RSUs on vesting date for the nine months ended March 30, 2019. Total payments for employees’ tax obligations to taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 30, 2019, there was $162.6 million of unrecognized compensation expense related to 5.3 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

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

The weighted-average fair value of MSUs granted was $75.48 and $51.03 per share for the nine months ended March 30, 2019 and March 31, 2018, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of March 30, 2019 and their activity during the nine months ended March 30, 2019:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 30, 2018	1,079,064
Market stock units granted	247,804
Market stock units released	(13,594)
Market stock units cancelled	(264,742)
Balance at March 30, 2019	1,048,532	2.7	$56,840,920
Outstanding and expected to vest, March 30, 2019	976,524	2.7	$52,937,345

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on March 29, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of March 30, 2019.

As of March 30, 2019, there was $31.3 million of unrecognized compensation expense related to 1.0 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of 2008 ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Expected holding period (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	2.4% - 2.6%	1.1% - 1.5%	1.6% - 2.6%	0.8% - 1.5%
Expected stock price volatility	27.5% - 28.9%	20.5% - 20.7%	19.6% - 32.7%	19.1% - 24.7%
Dividend yield	2.8% - 3.1%	3.0% - 3.1%	2.8% - 3.1%	3.0% - 3.4%

As of March 30, 2019, there was $5.3 million of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$130,613	$193,627	$459,928	$273,146

Denominator for basic earnings per share	273,221	280,850	275,831	281,525
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	3,389	5,031	3,849	4,696
Denominator for diluted earnings per share	276,610	285,881	279,680	286,221

Earnings per share
Basic	$0.48	$0.69	$1.67	$0.97
Diluted	$0.47	$0.68	$1.64	$0.95

For the three months ended March 30, 2019 and March 31, 2018, and the nine months ended March 30, 2019 and March 31, 2018, no stock awards were determined to be anti-dilutive. Therefore, none were excluded from the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(in thousands)
United States	$63,970	$75,760	$200,944	$223,021
China	183,753	219,160	611,768	662,114
Rest of Asia	176,396	222,207	583,616	586,109
Europe	104,124	114,254	316,155	329,939
Rest of World	14,140	17,218	45,301	45,730
	$542,383	$648,599	$1,757,784	$1,846,913

Net long-lived assets by geographic region were as follows:

	March 30, 2019	June 30, 2018
	(in thousands)
United States	$359,743	$361,432
Philippines	110,214	120,657
Rest of World	101,998	97,275
	$571,955	$579,364

NOTE 9: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the nine months ended March 30, 2019 and March 31, 2018 were as follows:

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 30, 2018	$(6,280)	$(2,516)	$(1,136)	$(1,383)	$(3,670)	$(14,985)
Other comprehensive income (loss) before reclassifications	—	—	—	(783)	3,247	2,464
Amounts reclassified out of accumulated other comprehensive loss (income)	—	292	—	2,191	—	2,483
Tax effects	—	(60)		(241)	(131)	(432)
Other comprehensive income, net	—	232	—	1,167	3,116	4,515
March 30, 2019	$(6,280)	$(2,284)	$(1,136)	$(216)	$(554)	$(10,470)

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 24, 2017	$(6,280)	$(1,258)	$(1,136)	$18	$(1,234)	$(9,890)
Other comprehensive income (loss) before reclassifications	—	—	—	2,012	(3,707)	(1,695)
Amounts reclassified out of accumulated other comprehensive loss (income)	—	154	—	(1,834)	—	(1,680)
Tax effects	—	(168)	—	(45)	274	61
Other comprehensive income (loss), net	—	(14)	—	133	(3,433)	(3,314)
March 31, 2018	$(6,280)	$(1,272)	$(1,136)	$151	$(4,667)	$(13,204)

NOTE 10: INCOME TAXES

In the three and nine months ended March 30, 2019, the Company recorded an income tax provision of $29.8 million and $116.8 million, respectively, compared to $28.7 million and $328.0 million for the three and nine months ended March 31, 2018, respectively. The Company’s effective tax rate for the three and nine months ended March 30, 2019 was 18.6% and 20.3%, respectively, compared to the 12.9% and 54.6% for the three and nine months ended March 31, 2018, respectively.
On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a discrete $236.9 million provisional Transition Tax charge. During the measurement period, the Company gathered information and analyzed available guidance to more precisely compute the amount of the Transition Tax. In the second quarter of fiscal year 2019 the Company completed this work and recorded a discrete $22.1 million measurement period adjustment for the Transition Tax, which increased the Company’s effective tax rate for the nine months ended March 30, 2019 by 3.8%. As of the end of the second quarter of fiscal year 2019, the accounting for income tax effects of the Act has been completed.

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
The Act included Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. The Company has elected to treat tax generated by the GILTI provisions as a period expense.

The Company’s federal statutory tax rate for fiscal year 2019 is 21%. The Company’s effective tax rate for the three months ended March 30, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by tax generated by the GILTI provisions, a $4.1 million discrete charge for differences between the Company's fiscal year 2018 tax returns and the tax provision originally recorded, and $5.7 million of discrete interest accruals for unrecognized tax benefits.

The Company’s effective tax rate for the nine months ended March 30, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by $21.0 million of discrete charges for the Transition Tax, tax generated by the GILTI provisions, $15.1 million of discrete interest accruals for unrecognized tax benefits, and $4.8 million of discrete charges for differences between the Company's fiscal year 2018 tax returns and the tax provision originally recorded.

The Company’s federal statutory tax rate for fiscal year 2018 was 28.1%. The Company’s effective tax rate for the three months ended March 31, 2018, was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, and $4.6 million of discrete excess tax benefits generated by the settlement of share-based awards, partially offset by $5.1 million of discrete interest accruals for unrecognized tax benefits.

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

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that gross unrecognized tax benefits, including accrued interest and penalties, could decrease up to $448 million within the next twelve months, primarily due to the completion of federal tax audits, including any administrative appeals. The $448 million primarily relates to matters involving federal taxation of cross-border transactions.

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

During the nine months ended March 30, 2019, the Company repurchased approximately 8.0 million shares of its common stock for $437.0 million. As of March 30, 2019, the Company had remaining authorization of $1.2 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: ACQUISITION

On January 26, 2018, the Company acquired a privately-held corporation specializing in the development of high-performance USB and video extension technology. Total cash consideration paid in connection with this acquisition was $57.8 million, net of cash acquired. The Company also agreed to pay up to an additional $16.0 million if the acquired business achieves certain financial milestones for the annual period ended August 31, 2018 and annual period ending August 31, 2019. Out of the $16.0 million, $8.0 million was paid during the nine months ended March 30, 2019. The acquired assets included $26.0 million of developed technology and $10.5 million of other intangible assets. The Company also recorded $41.9 million of goodwill in connection with this acquisition. The goodwill is not deductible for tax purposes.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

There were no changes to goodwill for the nine months ended March 30, 2019.

No indicators or instances of impairment were identified in the nine months and fiscal year ended March 30, 2019 and June 30, 2018, respectively.

Intangible assets consisted of the following:

	March 30, 2019			June 30, 2018
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$488,846	$443,020	$45,826	$485,465	$423,869	$61,596
Customer relationships	116,505	105,229	11,276	116,294	103,217	13,077
Trade name	9,974	8,830	1,144	9,340	8,588	752
Patents	2,500	2,500	—	2,500	2,469	31
Total amortizable purchased intangible assets	617,825	559,579	58,246	613,599	538,143	75,456
In-process research & development (IPR&D)	2,790	—	2,790	2,790	—	2,790
Total purchased intangible assets	$620,615	$559,579	$61,036	$616,389	$538,143	$78,246

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(in thousands)
Cost of goods sold	$5,368	$12,101	$19,151	$34,305
Intangible asset amortization	756	876	2,285	3,623
Total intangible asset amortization expenses	$6,124	$12,977	$21,436	$37,928

The following table represents the estimated future amortization expense of intangible assets as of March 30, 2019:

Fiscal Year	Amount
(in thousands)
Remaining three months of 2019	$4,793
2020	15,068
2021	13,368
2022	7,689
2023	7,205
Thereafter	10,123
Total intangible assets	$58,246

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

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements - Note 2, there have been no material changes during the nine months ended March 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.2%	34.6%	34.9%	34.6%
Gross margin	62.8%	65.4%	65.1%	65.4%
Operating expenses:
Research and development	19.7%	17.6%	18.8%	18.3%
Selling, general and administrative	13.7%	12.5%	13.3%	13.0%
Intangible asset amortization	0.1%	0.1%	0.1%	0.2%
Impairment of long-lived assets	—%	—%	—%	—%
Severance and restructuring expenses	0.3%	0.4%	0.2%	0.8%
Other operating expenses (income), net	—%	—%	—%	(0.1)%
Total operating expenses	33.8%	30.6%	32.4%	32.2%
Operating income	29.0%	34.7%	32.6%	33.2%
Interest and other income (expense), net	0.6%	(0.4)%	0.2%	(0.5)%
Income before provision for income taxes	29.6%	34.3%	32.8%	32.7%
Income tax provision (benefit)	5.5%	4.4%	6.6%	17.8%
Net income	24.1%	29.9%	26.2%	14.9%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of goods sold	0.5%	0.4%	0.4%	0.4%
Research and development	2.0%	1.6%	1.7%	1.5%
Selling, general and administrative	1.7%	1.2%	1.5%	1.3%
	4.2%	3.2%	3.6%	3.2%

Net Revenues

Net revenues were $542.4 million and $648.6 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Revenue from consumer products was down by 27%, mainly due to lower shipments in cell phone and home entertainment products, partially offset by higher shipments in wearable products. Revenue from industrial products was down by 18%, mainly due to a decline in shipments of control, automation and automatic test equipment products. Revenue from communications and data center products was down by 22%, due to generally lower shipments of server, network and data center products. These declines were partially offset by an increase in revenue from automotive products. Revenue from automotive products was up by 5%, driven by higher demand for battery management systems and driver assistance content.

Net revenues were $1.8 billion for both the nine months ended March 30, 2019 and March 31, 2018. Revenue from automotive products was up by 7%, driven by higher demand for battery management systems and driver assistance content. Revenue from communications and data center products was down by 12% due to generally lower shipments of network, server, and data center products. Revenue from industrial products was down by 7%, driven by lower demand for control, automation, security and other industrial products, partially offset by higher demand for USB extension products. Revenue from consumer products was down by 6%, driven by lower demand for cell phone and home entertainment products, partially offset by higher demand for wearable and handheld computing products. The decrease in revenues in these markets was partially driven by the 13-week second quarter of fiscal year 2019, compared to the 14-week second quarter of fiscal year 2018. In addition, there was a one-time incremental $22.0 million of revenue recognized as a result of the sell-in accounting revenue transition during the second quarter of fiscal 2018.

During both the three months ended March 30, 2019 and March 31, 2018, approximately 88% of net revenues, were derived from customers outside of the United States. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended March 30, 2019 and March 31, 2018 was immaterial.

Gross Margin

Our gross margin percentages were 62.8% and 65.4% for the three months ended March 30, 2019 and March 31, 2018, respectively. Our gross margin decreased by 2.6 percentage points, primarily due to higher inventory reserves.

Our gross margin percentages were 65.1% and 65.4% for the nine months ended March 30, 2019 and March 31, 2018, respectively. Our gross margin decreased by 0.3 percentage points, primarily due to higher inventory reserves.

Research and Development

Research and development expenses were $107.1 million and $114.4 million for the three months ended March 30, 2019 and March 31, 2018, respectively, which represented 19.7% and 17.6% of net revenues for each respective period. The $7.3 million decrease was due to lower salaries and related personnel expenses.

Research and development expenses were $330.1 million and $338.9 million for the nine months ended March 30, 2019 and March 31, 2018, respectively, which represented 18.8% and 18.3% of net revenues for each respective period. The $8.8 million decrease was due to lower salaries and related personnel expenses.

Selling, General and Administrative

Selling, general and administrative expenses were $74.1 million and $81.3 million for the three months ended March 30, 2019 and March 31, 2018, respectively, which represented 13.7% and 12.5% of net revenues for each respective period. The $7.2 million decrease was due to lower salaries and related personnel expenses.

Selling, general and administrative expenses were $233.5 million and $240.3 million for the nine months ended March 30, 2019 and March 31, 2018, respectively, which represented 13.3% and 13.0% of net revenues for each respective period. The $6.8 million decrease was due to lower salaries and related personnel expenses.

Severance and Restructuring Expenses

Severance and restructuring expenses were $1.7 million and $2.3 million for the three months ended March 30, 2019 and March 31, 2018, respectively, which represented 0.3% and 0.4% of net revenues for each respective period. The $0.5 million decrease was primarily due to a decrease in restructuring activities.

Severance and restructuring expenses were $3.9 million and $14.2 million for the nine months ended March 30, 2019 and March 31, 2018, respectively, which represented 0.2% and 0.8% of net revenues for each respective period. The $10.3 million decrease was primarily due to a decrease in restructuring activities.

Provision for Income Taxes

In the three and nine months ended March 30, 2019, the Company recorded an income tax provision of $29.8 million and $116.8 million, respectively, compared to $28.7 million and $328.0 million for the three and nine months ended March 31, 2018, respectively. The Company’s effective tax rate for the three and nine months ended March 30, 2019 was 18.6% and 20.3%, respectively, compared to 12.9% and 54.6% for the three and nine months ended March 31, 2018, respectively.

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin

No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a discrete $236.9 million provisional Transition Tax charge. During the measurement period the Company gathered information and analyzed available guidance to more precisely compute the amount of the Transition Tax. In the second quarter of fiscal year 2019 the Company completed this work and recorded a discrete $22.1 million measurement period adjustment for the Transition Tax, which increased the Company’s effective tax rate for the nine months ended March 30, 2019 by 3.8%. As of the end of the second quarter of fiscal year 2019 accounting for the income tax effects of the Act were completed.

The Act reduced the federal statutory tax rate from 35% to 21%, effective January 1, 2018, which resulted in a fiscal year 2018 federal statutory tax rate of 28.1% for the Company (average of a 35% rate for the first half of fiscal year 2018 and a 21% rate for the second half of fiscal year 2018). The Company’s federal statutory tax rate for fiscal year 2019 is 21%. In the second quarter of fiscal year 2018 the Company recorded a $13.7 million discrete charge to remeasure deferred tax assets and liabilities as of the enactment date of the Act to reflect the federal statutory tax rate reductions.

The Act included Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. The Company has elected to treat tax generated by the GILTI provisions as a period expense.

The Company’s federal statutory tax rate for fiscal year 2019 is 21%. The Company’s effective tax rate for the three months ended March 30, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by tax generated by the GILTI provisions, a $4.1 million discrete charge for differences between our fiscal year 2018 tax returns and the tax provision originally recorded, and $5.7 million of discrete interest accruals for unrecognized tax benefits.

The Company’s effective tax rate for the nine months ended March 30, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by $21.0 million of discrete charges for the Transition Tax , tax generated by GILTI provisions, $15.1 million of discrete interest accruals for unrecognized tax benefits, and $4.8 million of discrete charges for differences between our fiscal year 2018 tax returns and the tax provision originally recorded.

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

BACKLOG

As of March 30, 2019 and June 30, 2018, our current quarter backlog was approximately $398.8 million and $441.1 million, respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Nine Months Ended
	March 30, 2019	March 31, 2018
	(in thousands)
Net cash provided by (used in) operating activities	$638,373	$672,805
Net cash provided by (used in) investing activities	785,387	(708,819)
Net cash provided by (used in) financing activities	(1,312,681)	(580,514)
Net increase (decrease) in cash and cash equivalents	$111,079	$(616,528)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $638.4 million in the nine months ended March 30, 2019, a decrease of $34.4 million compared with the nine months ended March 31, 2018. This decrease was due to changes in working capital and adjustments for non-cash items, partially offset by higher net income.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities, and capital expenditures.

Cash provided by investing activities was $785.4 million for the nine months ended March 30, 2019, compared with cash used in investing activities of $708.8 million for the nine months ended March 31, 2018, a change of $1.5 billion. The change was due to lower purchases of and higher proceeds from maturity of available-for-sale securities.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock, and payment of dividends to stockholders.

Net cash used in financing activities increased by approximately $732.2 million for the nine months ended March 30, 2019 compared to the nine months ended March 31, 2018. The increase was due to the repayment of the November 2018 Notes and repurchases of our common stock.

Liquidity and Capital Resources

As of March 30, 2019, our available funds consisted of $1.9 billion in cash, cash equivalents and short-term investments. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

In November 2018, the Company repaid $500.0 million of principal and related outstanding interest of the Company's 2.5% coupon notes.

In January 2019, the Company terminated its $350.0 million revolving credit facility with certain institutional lenders.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the three and nine months ended March 30, 2019, we repurchased an aggregate of $117.0 million and $437.0 million, respectively, of the Company's common stock.

During the three and nine months ended March 30, 2019, we paid cash dividends of $0.46 and $1.38 per common share totaling $125.6 million and $380.2 million, respectively.

Off-Balance-Sheet Arrangements

As of March 30, 2019, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three and nine months ended March 30, 2019 and March 31, 2018 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 30, 2019. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2019. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table summarizes the activity related to stock repurchases for the three months ended March 30, 2019:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Dec 30, 2018 - Jan 26, 2019	1,076	$51.03	1,076	$1,279,163
Jan 27, 2019 - Feb 23, 2019	769	55.05	769	1,236,842
Feb 24, 2019 - Mar 30, 2019	365	54.18	365	1,217,087
Total for the quarter	2,210	$52.95	2,210	$1,217,087

In the fiscal quarter ended March 30, 2019, the Company repurchased approximately 2.2 million shares of its common stock for approximately $117.0 million. As of March 30, 2019, the Company had remaining authorization of $1.2 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)
EX-101.INS	XBRL INSTANCE DOCUMENT (1)
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (1)
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT (1)
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT (1)
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT (1)
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT (1)

(1) Filed or furnished herewith.

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

May 1, 2019	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Senior Vice President, Chief Financial Officer and Chief Accounting Officer