Form 10-K
period 2019-06-29
MAXIM INTEGRATED PRODUCTS INC
filed 2019-08-21
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34192
MAXIM INTEGRATED PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-2896096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Rio Robles
San Jose, California 95134
(Address of Principal Executive Offices) (Zip Code)
Registrant's telephone number, including area code: (408) 601-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, $0.001 par value	Trading Symbol MXIM	Name of each exchange on which registered The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 29, 2018 as reported by The NASDAQ Global Select Market was $8,902,453,605. Shares of voting stock held by executive officers, directors and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of August 8, 2019: 271,272,841.
Documents Incorporated By Reference:

(1)	Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this report.

MAXIM INTEGRATED PRODUCTS, INC.

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

PART I

ITEM 1. BUSINESS

Overview

Maxim Integrated Products, Inc. (“Maxim Integrated” or the “Company” and also referred to as “we,” “our” or “us”) designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. We are a global company with a wafer manufacturing facility in the U.S., test facilities in the Philippines and Thailand, and sales and circuit design offices around the world. We also utilize third parties for manufacturing and assembly of our products. The major end-markets in which our products are sold are the Automotive, Communications and Data Center, Computing, Consumer, and Industrial markets.

We are a Delaware corporation originally incorporated in California in 1983. The mailing address for our headquarters is 160 Rio Robles, San Jose, California 95134, and our telephone number is (408) 601-1000. Additional information about us is available on our website at www.maximintegrated.com. The contents of our website are not incorporated into this Annual Report.

We have a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2019 was a 52-week fiscal year. Fiscal year 2018 was a 53-week fiscal year. Fiscal year 2017 was a 52-week fiscal year. Fiscal year 2020 will be a 52-week fiscal year.

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports or statements filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site at www.sec.gov that contains such reports and statements filed electronically with the SEC by the Company. We also use our Investor Relations website at investor.maximintegrated.com as a routine channel for distribution of other important information, such as news releases, analyst presentations and financial information. We assume no obligation to update or revise any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, unless we are required to do so by applicable laws. A copy of this Annual Report is available without charge and can be accessed at our website at investor.maximintegrated.com.

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

Manufacturing

We primarily utilize third party foundries as well as our own wafer fabrication facility for the production of our wafers. The broad range of products demanded by the analog integrated circuit market requires multiple manufacturing process technologies. As a result, many different process technologies are currently used for wafer fabrication of our products. The majority of processed wafers are also subject to parametric and functional testing at either our facilities or third-party vendors.

In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation (“Epson”). In fiscal year 2010, we entered into a supply agreement with Powerchip Semiconductor Manufacturing Corp. (“Powerchip”) to provide 300mm wafer capacity. In fiscal year 2014, we entered into a supply agreement with UMC Corporation (“UMC”). In fiscal year 2016, we entered into a supply agreement with TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.) ("TowerJazz"), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. In fiscal year 2018, we ramped production at our most recently added partner foundry, Fujitsu Ltd. ("Fujitsu"). Epson and Fujitsu in Japan and UMC and Powerchip in Taiwan manufacture products for us under rights and licenses using our proprietary technology. In fiscal years 2019, 2018 and 2017, wafers manufactured by our partner foundries and merchant foundries (e.g., Taiwan Semiconductor Manufacturing Company Limited) represented 65%, 73% and 75% respectively, of our total wafer manufacturing.

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

We process wafers for products that utilize chip scale packaging (“CSP”), also known as wafer level packaging (“WLP”). CSP, or WLP, enables integrated circuits to be attached directly to a printed circuit board without the use of a traditional plastic package. Historically, we utilized internal manufacturing resources as well as independent subcontractors to perform WLP manufacturing. In fiscal year 2016, we announced our intent to shut down our WLP manufacturing facility located in Dallas, Texas and completed this shutdown in fiscal year 2017. The manufacturing operations of the Dallas manufacturing facility were transferred to our Beaverton, Oregon factory and assembly subcontractors, which is also part of our manufacturing transformation. Currently, all WLP processes are done externally.

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

We derived approximately 46% of our fiscal year 2019 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. Our primary distributor is Avnet Electronics ("Avnet") which accounted for 22%, 25% and 22% of our revenues in fiscal years 2019, 2018 and 2017, respectively. Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of our products. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 10% of net revenues in fiscal years 2019, 2018 and 2017. No single customer (other than Avnet and Samsung) nor single product accounted for 10% or more of net revenues in fiscal years 2019, 2018 and 2017. Based on customers’ ship-to locations, international sales accounted for approximately 89%, 88% and 88% of our net revenues in fiscal years 2019, 2018 and 2017, respectively. See Note 10: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

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

Backlog

At June 29, 2019 and June 30, 2018, our current quarter backlog was approximately $391.3 million and $441.1 million, respectively. Our current quarter backlog includes customer request dates to be filled within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure for predicting future revenues. All backlog amounts have been adjusted for estimated future distribution ship and debit pricing adjustments.

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

Our research and development plans require engineering talent and tools for product definition, electronic design automation (“EDA”), circuit design, process technologies, test development, test technology, packaging development, software development and applications support. Research and development expenses were $435.2 million, $450.9 million and $454.0 million in fiscal years 2019, 2018 and 2017, respectively. See “Research and Development” under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

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

Our principal competitors include, but are not limited to, ams AG, Analog Devices, Inc., Cirrus Logic, Inc., Monolithic Power Systems, Inc., NXP Semiconductors N.V., Semtech Corporation, Silicon Laboratories, and Texas Instruments Inc. We expect increased competition in the future from other emerging and established companies as well as through consolidation of our competitors within the semiconductor industry.

Patents, Licenses and Other Intellectual Property Rights

We rely upon both know-how and patents to develop and maintain our competitive position.

It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered by us to be more advantageous. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984, as amended. We hold a number of patents worldwide with expiration dates ranging from calendar year 2019 to 2038. We have also registered several of our trademarks and copyrights in the United States and other countries.

Employees

As of June 29, 2019, we employed 7,131 persons.

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

A reduction in demand or loss of one or more of our large customers may adversely affect our business. For example, sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 10% of net revenues in fiscal years 2019, 2018 and 2017. The delay, significant reduction in, or loss of, orders from any one or more of our large customers (including curtailments of purchases due to a change in the design, manufacturing or sourcing policies or practices of these customers or the timing of customer inventory adjustments) or demands of price concessions from any one or more of our large customers could have a material adverse effect on our net revenues and results of operations.

Our global operations subject us to risks associated with changes in trade policies, including international trade disputes, and domestic or international political, social, economic or other conditions.

We are subject to the political and legal risks inherent in international operations. Exposure to political instabilities, different business policies and varying legal or regulatory standards, including, but not limited to, international trade disputes, could result in the imposition of tariffs, sanctions, restrictions on the U.S. import and export controls and other trade restrictions or barriers, which could negatively impact economic activity and lead to a contraction of customer demand. For example, in 2018, the U.S. and China began to impose partial tariffs on each other's products, and the trade tension between the two countries has escalated in 2019. In addition, the U.S. has and may continue to focus on the business practices of specific foreign companies, including large technology companies based in China, which may result in future U.S. government actions impacting our ability to do business with such companies. The possibility of a deteriorating trade relationship may put us at a disadvantage in competition with non-U.S. companies and lead to a decreased customer demand for our products in the long-term due to the growing economic risks and geopolitical uncertainty between the U.S. and China. International trade disputes could also result in various forms of protectionist trade legislation and other protectionist measures that could limit the Company’s ability to operate its business and have a negative effect on end-market demand, which could have a material adverse impact on our results of operations and financial condition. Additionally, political and economic changes or volatility, political unrest, civil strife, public corruption and other economic or political uncertainties in certain countries, such as the Philippines, could interrupt and negatively affect our business operations. We have been impacted by these problems in the past, but none have materially affected our results of operations. Problems in the future or not-yet-materialized consequences of past problems could affect deliveries of our products to our customers, possibly resulting in business interruptions, substantially delayed or lost sales and/or increased expenses that cannot be passed on to our customers, any of which could ultimately have a material adverse effect on our business.

Incorrect forecasts, reductions, cancellations or delays in orders for our products and volatility in customer demand could adversely affect our results of operations.

As is customary in the semiconductor industry, customer orders may be canceled in most cases without penalty to the customers. Some customers place orders that require us to manufacture products and have them available for shipment, even though the customer may be unwilling to make a binding commitment to purchase all, or even any, of the products. In other cases, we manufacture products based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders, potentially leading to an initial inflation of backlog followed by a sharp reduction. Because of the possibility of order cancellation, backlog should not be used as a measure of future revenues. Furthermore, canceled or unrealized orders, especially for products meeting unique customer requirements, may also result in an inventory of unsaleable products, causing potential inventory write-downs, some of which could be substantial and could have a material adverse effect on our gross margins and results of operations.

We may experience difficulties implementing our new global execution system, which may adversely affect our ability to effectively supply products to our customers.

We have been implementing a new global execution system (“GES”) as part of our efforts to integrate inventory movement with our financial reporting system. This implementation is a major undertaking and requires significant employee time and financial resources. While we have invested significant resources in planning and project management, implementation issues may arise. For example, we may experience staff turnover, which may delay the implementation of GES. Additionally, unforeseen issues may arise, which could disrupt the implementation of GES. Any disruptions, delays or deficiencies in the design and the implementation or operation of GES could disrupt or reduce our supply chain execution and operational efficiency which may lead to our inability to effectively supply products to our customers and may impact the accuracy of our financial reporting. Our inability to successfully manage the implementation of GES could materially adversely affect our business, results of operations and financial condition.

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

Our critical information systems are subject to cyber-attacks, data breaches, interruptions, and failures.

We rely on several information technology systems to provide products and services, process orders, manage inventory, process shipments to customers, keep financial, employee, and other records, and operate other critical functions. Maintaining the security of our information technology systems is important to our business and reputation. These information technology systems are subject to damage or interruption from a number of potential sources. Security breaches, including cyber-attacks, phishing attacks, denial-of-service attacks, or attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise information technology systems, are becoming increasingly frequent and more sophisticated. We currently have developed, and are in the process of developing more systems and procedures that include, among other things, ongoing internal risk assessments to identify vulnerabilities, an internal group dedicated to reviewing cybersecurity threats, and the adoption of an information security policy. Although we take steps to detect and investigate security incidents and implement protections to prevent their recurrence, in some cases, we might be unable to anticipate or prevent all attacks because the techniques used to obtain unauthorized access to or sabotage networks and systems are constantly evolving. Despite our efforts to mitigate risks associated with cybersecurity events, our information technology systems may still be susceptible to adaptive persistent threats, catastrophic cybersecurity attacks, damage, disruptions, or shutdowns due to power outages, hardware failures, computer malware and viruses, telecommunication failures, user errors, or other events. Risks associated with these threats include, but are not limited to, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems, and increased costs to prevent, respond to or mitigate catastrophic cybersecurity events. A prolonged systemic disruption in the information technology systems could result in the loss of sales and customers and significant consequential costs, which could adversely affect our business. In addition, cybersecurity breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of sensitive or confidential information belonging to us or to our customers, partners, suppliers, or employees. Our business and reputation could be harmed, and we could be subject to legal and regulatory claims which could result in significant financial or reputational damage.

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

A portion of our sales is realized through independent electronics distributors that are not under our direct control. These independent sales organizations generally represent product lines offered by several companies and thus could underperform for various reasons, including as a result of reducing their sales efforts applied to our products, or terminate their distribution relationship with us. In fiscal 2019, 46% of our revenues were generated from distributors, the largest of which was Avnet, our primary world-wide distributor, which accounted for 22% of our revenues. We require certain foreign distributors to provide a letter of credit to us in an amount up to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not contractually protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, or the general underperformance of a significant distributor could be disruptive and harmful to our current business. Additional factors that could adversely affect us include the difficulties of managing independent sales organizations due to any matter involving fraud or dishonesty on the part of the independent distributors and sales representatives. It is often difficult to anticipate or immediately detect such misconduct of an independent third party.

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

We believe these arrangements will continue to grow in terms of number of customers and products and will increase in proportion to consolidated net revenues. Should we be unable or unwilling to enter into such agreements as requested by OEMs or EMS partners, our results of operations may be materially adversely impacted. In addition, should we be unable to supply the specific product in the quantity needed by the OEM or EMS partner as reflected in their forecast, we may be liable for damages, including, but not limited to, lost revenues and increased production costs which could have a material adverse impact on our results of operations and financial condition. Should we supply product in excess of the OEM or EMS partners' actual usage, any inventory not consumed may become excess or obsolete, which would result in an inventory write-down that could materially adversely affect our results of operations.

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

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under Internal Revenue Code (“IRC”) Section 245A (“Section 245A”), as enacted by the Tax Cuts and Jobs Act, and IRC Section 954(c)(6) (the “Temporary Regulations”), which apply retroactively to intercompany dividends occurring after December 31, 2017. The Temporary Regulations limit the applicability of the foreign personal holding company income (“FPHCI”) look-through exception for certain intercompany dividends received by a controlled foreign corporation. Before application of the retroactive Temporary Regulations, the Company benefited in fiscal years 2018 and 2019 from the FPHCI look-through exception. The Company has analyzed the relevant Temporary Regulations and concluded that they were not validly issued. Therefore, the Company has not accounted for the effects of the retroactive Temporary Regulations in its results of operations for fiscal year 2019. The Company believes it has strong arguments in favor of its position and that it has met the more likely than not recognition threshold that its position will be sustained. The Company intends to vigorously defend its position, however, due to the uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated, modified or that a court of law will rule in favor of the Company. An unfavorable resolution of this issue could have a material adverse impact on our results of operations and financial condition.

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

The semiconductor industry has experienced significant consolidation in recent years. As a result, we experience intense competition from a number of companies, some of which have significantly greater financial, manufacturing and marketing resources than us, as well as greater technical resources and proprietary intellectual property rights than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line, and sale of integrated system solutions which combine the functionality of multiple chips on one chip for a price as part of a complete system solution and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to companies with broader product lines, greater technical service and support capabilities and larger research and development budgets. We may be unable to compete successfully in the future against existing or new competitors and our operating results may be adversely affected by increased competition or our inability to timely develop new products to meet the needs of our customers. In addition, our competitors may become more aggressive in their pricing practices which may adversely impact our gross margins and market share. For example, our competitors may offer lower prices than us, or they may price multiple products or services in a bundle to provide additional incentives that we may not be able to match. We may be unable to mitigate the negative effects of such price competition, which may adversely affect our operating results.

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

Among other laws and regulations, we are subject to the General Data Protection Regulation (“GDPR”) effective in the European Union (“EU”), which created a data protection compliance regime that imposed substantial obligations on companies collecting, processing and transferring personal data and may impose significant penalties for non-compliance. Similarly, certain jurisdictions in the United States and some countries in which we operate may consider or have passed legislation implementing data protection requirements that could require us to change our business practices and increase the cost and complexity of compliance. In addition to GDPR, we are subject to the U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business, and the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business.

While our Company’s policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. If we fail to comply or if we become subject to enforcement activity, we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to operate our business, which could have a material adverse impact on our results of operations and financial condition. Our failure or inability to comply with existing or future laws, rules or regulations, or changes to existing laws, rules or regulations could subject us to fines, penalties or other legal liability.

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

Various foreign and domestic federal, state, and local government agencies impose a variety of environmental, safety and health laws and regulations on the storage, handling, use, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process as well as the health and safety regulations related to our employees. Historically, compliance with these regulations has not had a material adverse effect on our capital expenditures, earnings, or competitive or financial position. There can be no assurance, however, that interpretation and enforcement of current or future environmental, safety and health laws and regulations will not impose costly requirements upon us. Any failure by us to adequately control the storage, handling, use, discharge or disposal of regulated substances could result in fines, sales limitations, suspension of production, alteration of wafer fabrication processes and legal liability, which may materially adversely impact our financial condition, results of operations or liquidity.

In addition, some of our customers and potential customers may require that we implement operating practices that are more stringent than applicable legal requirements with respect to health regulations, environmental matters or other items. As a result, these requirements may increase our own costs regarding developing, administering, monitoring and auditing these customer-requested practices at our own sites and those in our supply chain.

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

We are required to comply with the covenants set forth in our debt indentures. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to cure periods, any outstanding indebtedness may be declared immediately due and payable.

Business interruptions from natural disasters could harm our ability to produce products.

We operate our business in worldwide locations. Some of our facilities and those of our subcontractors are located in areas of the world that are susceptible to damage from natural disasters and other significant disruptions, including earthquakes, typhoons, hurricanes, tsunamis, floods, fires, water shortages and other natural catastrophic events. In the event of a natural disaster, we may suffer a disruption in our operations that could adversely affect our results of operations.

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

We may be materially adversely affected by currency fluctuations.

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 89%, 88% and 88% of our net revenues in fiscal years 2019, 2018 and 2017, respectively, were from international sales. Currency exchange fluctuations could decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products produced by our foreign competitors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters is in San Jose, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal offices and manufacturing facilities at June 29, 2019:

Principal Properties	Use(s)	Approximate Floor Space (sq. ft.)
Cavite, the Philippines	Manufacturing, engineering, and administrative	489,000

San Jose, California	Corporate headquarters, engineering, sales, and administrative	435,000

Beaverton, Oregon	Wafer fabrication, engineering, and administrative	312,000

Chonburi Province, Thailand	Manufacturing, engineering, and administrative	144,000

Dallas, Texas†	Engineering, sales, and administrative	82,000

Chandler, Arizona	Engineering, sales, and administrative	65,000

Bangalore, India†	Engineering and administrative	49,000

Colorado Springs, Colorado†	Engineering and administrative	28,000

Dublin, Ireland†	Administrative and sales	20,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol MXIM. As of August 8, 2019, there were approximately 650 stockholders of record of our common stock.

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 29, 2019:

	Issuer Purchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Mar 31, 2019 - Apr. 27, 2019	436	$57.46	436	$1,192,002
Apr. 28, 2019 - May 25, 2019	574	$56.42	574	$1,159,633
May 26, 2019 - Jun. 29, 2019	797	$56.02	797	$1,114,982
Total	1,807	$56.50	1,807	$1,114,982

On July 20, 2017, the Board of Directors of the Company authorized the repurchase of up to $1.0 billion of the Company's common stock.

On October 30, 2018, the Board of Directors of the Company authorized the repurchase of up to $1.5 billion of the Company’s common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The prior repurchase authorization by the Company’s Board of Directors for the repurchase of common stock was cancelled and superseded by this repurchase authorization.

During fiscal year 2019, we repurchased approximately 9.8 million shares of our common stock for $539.2 million. As of June 29, 2019, we had a remaining authorization of $1.1 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index, the Standard & Poor's (S&P) 500 Index, and the Philadelphia Semiconductor Index for the five years ended June 29, 2019. The graph and table assume that $100 was invested on June 27, 2014 (the last day of trading for the fiscal year ended June 28, 2014) in each of our common stock, the NASDAQ Composite Index, the S&P 500 Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative returns shown on the graph are based on our fiscal year.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The returns shown are based on historical results and are not intended to suggest or predict future performance.

	Base Year	Fiscal Year Ended
	June 28, 2014	June 27, 2015	June 25, 2016	June 24, 2017	June 30, 2018	June 29, 2019
Maxim Integrated Products, Inc.	$100.00	$106.10	$110.89	$149.60	$196.71	$207.26
NASDAQ Composite	$100.00	$116.85	$109.63	$147.61	$178.85	$192.77
S&P 500	$100.00	$109.37	$108.37	$132.43	$150.59	$166.27
Philadelphia Semiconductor	$100.00	$112.86	$111.38	$182.66	$224.57	$254.46

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The following selected financial data as of June 29, 2019 and June 30, 2018 and for the years ended June 29, 2019, June 30, 2018 and June 24, 2017 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in Part IV, Item 15(a) of this Annual Report. The following selected financial data as of June 24, 2017, June 25, 2016, and June 27, 2015 and for the years ended June 25, 2016 and June 27, 2015 have been derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period. We adopted Accounting Standards Codification Topic 606 (Topic 606), effective July 1, 2018, using the modified retrospective method. The reported results for fiscal year 2019 reflect the application of Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under Topic 605.

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands, except percentages and per share data)
Consolidated Statement of Income Data:
Net revenues	$2,314,329	$2,480,066	$2,295,615	$2,194,719	$2,306,864
Cost of goods sold	813,823	853,945	849,135	950,331	1,034,997
Gross margin	$1,500,506	$1,626,121	$1,446,480	$1,244,388	$1,271,867
Gross margin %	64.8%	65.6%	63.0%	56.7%	55.1%

Operating income	$747,098	$833,448	$694,777	$313,849	$237,280
% of net revenues	32.3%	33.6%	30.3%	14.3%	10.3%

Net income	$827,486	$467,318	$571,613	$227,475	$206,038

Earnings per share
Basic net income per share	$3.01	$1.66	$2.02	$0.80	$0.73
Diluted net income per share	$2.97	$1.64	$1.98	$0.79	$0.71

Weighted-average shares used in the calculation of earnings per share:
Basic	274,966	280,979	283,147	285,081	283,675
Diluted	278,777	285,674	287,974	289,479	288,949

Dividends declared and paid per share	$1.84	$1.56	$1.32	$1.20	$1.12

	As of
	June 29, 2019	June 30, 2018	June 24, 2017	June 25, 2016	June 27, 2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,898,332	$2,626,399	$2,744,839	$2,230,668	$1,626,119
Working capital	$2,168,333	$2,413,014	$3,026,597	$2,197,645	$1,936,226
Total assets	$3,743,982	$4,451,561	$4,570,233	$4,234,616	$4,216,071
Long-term debt, excluding current portion	$992,584	$991,147	$1,487,678	$990,090	$987,687
Total stockholders' equity	$1,845,276	$1,930,940	$2,202,694	$2,107,814	$2,290,020

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

Revenue Recognition

We recognize revenue for sales to direct customers and sales to distributors when a customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. The transaction price is calculated as selling price net of variable considerations, such as distributor price adjustments. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration that is expected to be realized. The transaction price does not include amounts collected on behalf of another party, such as sales taxes or value added tax. We elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. We estimate returns for sales to direct customers and distributors based on historical return rates applied against current period gross revenue. Specific customer returns and allowances are considered within this estimate.

Accounts receivable from direct customers and distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment, at which point we have a legally enforceable right to collection under normal terms. Accounts receivable related to consigned inventory is recognized when the customer takes title to such inventory from its consigned location, at which point inventory is relieved, title transfers, and we have a legally enforceable right to collection under the terms of the agreement with the related customers. Customers are generally required to pay for products and services within our standard terms, which is net 30 days from the date of invoice.

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

Our revenue arrangements do not contain significant financing components. Revenue is recognized over a period of time when it is assessed that performance obligations are satisfied over a period rather than at a point in time. When any of the following criteria is fulfilled, revenue is recognized over a period of time:

(a) The customer simultaneously receives and consumes the benefits provided by the performance completed.
(b) Performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced.
(c) Performance does not create an asset with an alternative use, and has an enforceable right to payment for performance completed to date.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) net realizable value. Our standard cost revision policy is to monitor manufacturing variances and revise standard costs on a quarterly basis. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted as we release these reserves upon the ultimate product shipment. During fiscal years 2019 and 2018, we had net inventory write-downs of $36.1 million and $21.4 million, respectively. When the Company records a write-down on inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.

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

Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	35.2%	34.4%	37.0%
Gross margin	64.8%	65.6%	63.0%
Operating expenses:
Research and development	18.8%	18.2%	19.8%
Selling, general and administrative	13.3%	13.0%	12.7%
Intangible asset amortization	0.1%	0.2%	0.4%
Impairment of long-lived assets	—%	—%	0.3%
Severance and restructuring expenses	0.2%	0.6%	0.5%
Other operating expenses (income), net	—%	(0.1)%	(1.0)%
Total operating expenses	32.6%	32.0%	32.7%
Operating income (loss)	32.3%	33.6%	30.3%
Interest and other income (expense), net	0.3%	(0.3)%	(0.7)%
Income before taxes	32.6%	33.3%	29.6%
Provision (benefit) for income taxes	(3.2)%	14.4%	4.7%
Net income	35.8%	18.8%	24.9%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017

Cost of goods sold	0.4%	0.4%	0.4%
Research and development	1.8%	1.5%	1.6%
Selling, general and administrative	1.5%	1.3%	1.1%
	3.7%	3.2%	3.1%

A review of our fiscal year 2019 performance compared to fiscal year 2018 performance appears below. A review of our fiscal year 2018 performance compared to fiscal year 2017 performance is set forth in Part II, Item 7 of the Form 10-K for the fiscal year ended June 30, 2018 under the caption "Results of Operations".

Net Revenues

We reported net revenues of $2.3 billion and $2.5 billion in fiscal years 2019 and 2018, respectively. Our net revenues in fiscal year 2019 decreased by 7% compared to our net revenues in fiscal year 2018.

Revenue from industrial products was down 11% due to lower demand for control and automation, automatic test equipment and security products, partially offset by higher demand for USB extension products. Revenue from communications and data center products was down 15% due to lower demand for network and datacom and server products. Revenue from consumer products was down 6% due to lower demand in smartphones and home entertainment products, partially offset by higher demand in handheld computers and wearable products. Revenue from automotive products was up 6%, driven by increased demand for powertrain and safety and security products.

The decrease in revenue was also partially driven by the 52-week fiscal year 2019 compared to the 53-week fiscal year 2018.

Approximately 89% and 88% of our net revenues in fiscal years 2019 and 2018, respectively, were derived from customers located outside the United States, primarily in Asia and Europe. Less than 1.0% of our sales are denominated in currencies other than U.S. dollars. The impact of changes in foreign exchange rates on net revenues and our results of operations for fiscal years 2019 and 2018 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 64.8% in fiscal year 2019 compared to 65.6% in fiscal year 2018. Our gross margin decreased by approximately 1 percentage point, primarily due to lower revenue.

Research and Development

Research and development expenses were $435.2 million and $450.9 million for fiscal years 2019 and 2018, respectively, which represented 18.8% and 18.2% of net revenues, respectively. The $15.7 million decrease in research and development expenses was due to lower salaries and other personnel related costs.

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

Selling, General and Administrative

Selling, general and administrative expenses were $308.6 million and $322.9 million in fiscal years 2019 and 2018, respectively, which represented 13.3% and 13.0% of net revenues, respectively. The $14.3 million decrease in selling, general and administrative expenses was due to lower salaries and other personnel related costs, and lower travel expenses.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues and our success in recruiting sales and administrative personnel needed to support our operations.

Severance and Restructuring Expenses

Severance and restructuring expenses were $5.6 million in fiscal year 2019 and $15.1 million in fiscal year 2018, which represented 0.2% and 0.6% of net revenues, respectively. The $9.4 million decrease was primarily due to fewer restructuring programs and activities during fiscal year 2019.

For further details on our restructuring plans and charges recorded, please refer to Note 16: “Restructuring Activities” in our consolidated financial statements included in Part IV, Item 15(a) to this Annual Report.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $7.3 million in fiscal year 2019 and $(8.6) million in fiscal year 2018, which represented 0.3% and (0.3)% of net revenues, respectively. The increase in interest and other income (expense) of $15.9 million was attributable to increased interest income from cash equivalents and short-term investments, and gains from long-term investments. In addition, interest expense was lower due to the repayment of $500.0 million of notes in November 2018.

Provision (Benefit) for Income Taxes

Our annual income tax expense (benefit) was ($73.1) million and $357.6 million fiscal years 2019 and 2018, respectively. The effective tax rate was (9.7)% and 43.3% for fiscal years 2019 and 2018, respectively.

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act reduced the federal statutory tax rate from 35% to 21%, effective January 1, 2018, which results in federal statutory tax rates for the Company of 21% and 28.1% (average of a 35% rate for the first half of fiscal year 2018 and a 21% rate for the second half of fiscal year 2018) for fiscal years 2019 and 2018, respectively.

The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a $236.9 million provisional Transition Tax charge. During the measurement period the Company gathered information and analyzed available guidance and in the second quarter of fiscal year 2019 recorded a $22.1 million Transition Tax charge, which increased the Company’s fiscal year 2019 tax rate by 2.9%. As of the end of the second quarter of fiscal year 2019 accounting for the income tax effects of the Act was completed.

The Act included Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. The Company has elected to treat tax generated by the GILTI provisions as a period expense.

In fiscal year 2019, the Company reversed $221.5 million of uncertain tax position reserves and $30.1 million of related interest reserves, net of federal and state benefits, primarily due to the fiscal fourth quarter settlement of an audit of the Company’s fiscal year 2009 through fiscal year 2011 federal corporate income tax returns, which also settled intercompany buy-in license payment issues for fiscal years 2012 through fiscal year 2019. $140.7 million of fiscal year 2009 through fiscal year 2018 advance tax payments made in June 2018 were applied to additional federal tax liabilities generated by the settlement. The reversal of uncertain tax position reserves for intercompany transfer pricing issues increased accumulated unremitted foreign earnings, which resulted in an additional Transition Tax charge of $47.7 million in the fiscal fourth quarter.

Our fiscal year 2019 effective tax rate was lower than the statutory tax rate primarily due to the $251.6 million reversal of uncertain tax position and related interest reserves, and earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates. These impacts were partially offset by tax generated by GILTI provisions and a $68.7 million Transition Tax charge.

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

We have various entities domiciled within and outside the United States. The following is a breakout of our U.S. and foreign income (loss) before income taxes:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Domestic pre-tax income	$103,016	$149,056	$154,628
Foreign pre-tax income	651,405	675,829	524,961
Total	$754,421	$824,885	$679,589

A relative increase in earnings in lower tax jurisdictions, such as Ireland, may lower our consolidated effective tax rate, while a relative increase in earnings in higher tax jurisdictions, such as the United States, may increase our consolidated effective tax rate.

In fiscal year 2019 the percentage of pre-tax income from our foreign operations increased, which was primarily due to lower foreign amortization and intercompany royalty expenses. The impact of pre-tax income from foreign operations reduced our effective tax rate by 15.8 percentage points in fiscal year 2019 as compared to 16.7 percentage points in fiscal year 2018. The rate reduction for foreign operations is the expected tax on foreign operations at the federal statutory tax rate less actual tax on foreign operations. The lower fiscal year 2019 tax rate benefit from foreign operations was primarily due to a reduction of the Company’s federal statutory tax rate from 28.1% to 21%, partially offset by lower intercompany royalty expenses.

In fiscal year 2018 the percentage of pre-tax income from our foreign operations increased, which was primarily due a fiscal year 2017 gain from the sale of the Company’s micro-electromechanical systems (MEMS) business line that increased domestic pre-tax income. The impact of pre-tax income from foreign operations reduced our effective tax rate by 16.7 percentage points in fiscal year 2018 as compared to 20.2 percentage points in fiscal year 2017. The rate reduction for foreign operations is the expected tax on foreign operations at the federal statutory tax rate less actual tax on foreign operations. The lower fiscal year 2018 tax rate benefit from foreign operations was primarily due to a reduction of the Company’s federal statutory tax rate from 35% to 28.1%.

Recently Issued Accounting Pronouncements

Refer to our discussion of recently issued accounting pronouncements as included in Part IV, Item 15. Exhibits and financial statement schedules, Note 2: “Summary of Significant Accounting Policies”.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Cash flows were as follows:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Net cash provided by operating activities	$875,840	$819,464	$773,657
Net cash provided by (used in) investing activities	856,911	(710,066)	(325,396)
Net cash provided by (used in) financing activities	(1,518,893)	(812,035)	(307,369)
Net increase (decrease) in cash and cash equivalents	$213,858	$(702,637)	$140,892

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $875.8 million in fiscal year 2019, an increase of $56.4 million compared with fiscal year 2018. This increase was primarily caused by an increase in net income of $360.2 million, and partially offset by changes in income tax liabilities.

Investing Activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities, and acquisitions.

Cash provided by investing activities was $856.9 million in fiscal year 2019, an increase of $1.6 billion compared with fiscal year 2018. The change was due to $377.3 million increase in maturities of available-for-sale securities and a $1.2 billion decrease in purchases of available-for-sale securities.

Financing Activities

Financing cash flows consist primarily of new borrowings, repurchases of common stock, issuance and repayment of notes payables, payment of dividends to stockholders, proceeds from stock option exercises and employee stock purchase plan and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities was $1.5 billion in fiscal year 2019, an increase of $706.9 million compared with fiscal year 2018. Changes in cash used in fiscal year 2019 included a payment of $500.0 million of debt, a $131.2 million increase in repurchases of common stock, and an increase of $67.5 million in dividend payments.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

As of June 29, 2019, our available funds consisted of $1.9 billion in cash, cash equivalents and short-term investments.

In November 2018, the Company repaid $500.0 million of principal and related outstanding interest of the Company's 2.5% coupon notes.

In January 2019, the Company terminated its $350.0 million revolving credit facility with certain institutional lenders.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the years ended June 29, 2019 and June 30, 2018, we repurchased an aggregate of $539.2 million and $408.0 million, respectively, of the Company's common stock.

We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 29, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$72,544	$11,162	$21,567	$17,602	$22,213
Outstanding debt obligations (2)	1,000,000	—	—	500,000	500,000
Interest payments associated with debt obligations (3)	200,562	34,125	68,250	47,156	51,031
Inventory related purchase obligations (4)	416,969	64,067	100,926	87,323	164,653
Transition Tax (5)	282,681	20,512	49,937	71,784	140,448
Total	$1,972,756	$129,866	$240,680	$723,865	$878,345

(1) We lease some facilities under non-cancelable operating lease agreements that expire at various dates through 2030.
(2) Outstanding debt represents amounts primarily due for our long-term notes.
(3) Interest payments calculated based on contractual payment requirements under the debt agreements.
(4) We order some materials and supplies in advance or with minimum purchase quantities. We are obligated to pay for the materials and supplies when received. We also entered into a long-term supply agreement with a semiconductor foundry, TowerJazz, to supply finished wafers on our existing processes and products, which contains minimum purchase requirements.
(5) Transition tax on accumulated unremitted earnings of foreign subsidiaries at December 31, 2017, paid in eight interest-free installments beginning in September 2018.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included above. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

As of June 29, 2019, our gross unrecognized income tax benefits were $220.4 million which excludes $31.7 million of accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 29, 2019, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, short-term investments and notes payable. See Note 5: “Financial Instruments” in the Notes to Consolidated Financial Statements included in this Annual

Report. We do not use derivative financial instruments to hedge the ongoing risk of interest rate volatility. At June 29, 2019, we maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are generally invested only in U.S. government or agency securities and are all available on a daily basis. Our short-term investments are in U.S. government, corporate and bank debt securities. Our long-term notes payable are all fixed rate securities and as such, we have no financial statement risk associated with changes in interest rates related to these notes.

To assess the interest rate risk associated with our outstanding long-term debt portfolio, we performed sensitivity analysis for our long-term notes as of June 29, 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 100 basis points increase in the levels of interest rates across the entire yield curve, with all other variables held constant. The discount rates used were based on the market interest rates in effect at June 29, 2019. The sensitivity analysis indicated that a hypothetical 100 basis points increase in interest rates would result in a reduction in the fair values of our long-term notes of $50.7 million.

Foreign Currency Risk

We generate less than 1.0% of our revenues in various global markets based on orders obtained in currencies other than the U.S. Dollar. We incur expenditures denominated in non-U.S. currencies, primarily the Philippine Peso and the Thai Baht associated with our manufacturing activities in the Philippines and Thailand, respectively, and expenditures for sales offices and research and development activities undertaken outside of the U.S. We are exposed to fluctuations in foreign currency exchange rates primarily on cash flows for expenditures, orders, and accounts receivable from sales in these foreign currencies. We have established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for speculative or trading purposes. We routinely hedge our exposure to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience financial losses.

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

As of June 29, 2019, we had outstanding foreign currency derivative contracts with a total notional amount of $89.2 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 10% against the U.S. dollar, our foreign currency derivative contracts outstanding as of June 29, 2019 would experience an approximately $4.7 million gain (loss).

Foreign Exchange Contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the fiscal years ended June 29, 2019 and June 30, 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 29, 2019. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2019.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 29, 2019. Management's assessment of internal control over financial reporting was conducted using the criteria in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of June 29, 2019, our internal control over financial reporting was effective, based on these criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting, as of June 29, 2019, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders under the headings “Audit Committee and Audit Committee Financial Expert,” “Proposal No. 1 - Election of Directors” and “Delinquent Section 16(a) Reports”,

Information About Our Executive Officers

The following is information regarding our executive officers, including their positions and ages as of July 29, 2019.

Name	Age	Position
Tunç Doluca	61	President and Chief Executive Officer
Bruce E. Kiddoo	58	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Vivek Jain	59	Senior Vice President, Technology and Manufacturing Group
Edwin B. Medlin	62	Senior Vice President, Chief Legal, Administrative, and Compliance Officer
Christopher J. Neil	53	Senior Vice President, New Ventures
Bryan J. Preeshl	57	Senior Vice President, Quality
David Loftus	58	Vice President, Worldwide Sales and Marketing

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

Bruce E. Kiddoo joined Maxim Integrated in September 2007 as Vice President of Finance. On October 1, 2008, Mr. Kiddoo was appointed Chief Financial Officer and Principal Accounting Officer of Maxim Integrated and was appointed Senior Vice President in September 2009. Prior to joining Maxim Integrated, Mr. Kiddoo held various positions at Broadcom Corporation, a global semiconductor company, beginning in December 1999. Mr. Kiddoo served as Broadcom’s Corporate Controller and Principal Accounting Officer from July 2002 and served as Vice President from January 2003. He also served as Broadcom’s Acting Chief Financial Officer from September 2006 to March 2007. Mr. Kiddoo holds a BS degree in Applied Science from the United States Naval Academy and an MBA degree from the College of William & Mary. In January 2019, Mr. Kiddoo informed the Company that he was planning to retire in the second half of calendar year 2019, subject to the identification of and transition to a new Chief Financial Officer.

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

Edwin B. Medlin joined Maxim Integrated in November 1999 as Director and Associate General Counsel. He was promoted to Vice President and Senior Counsel in April 2006, was appointed General Counsel in September 2010, and he was promoted to Senior Vice President and General Counsel in May 2015. In July 2019, Mr. Medlin was promoted to Chief Legal, Administrative, and Compliance Officer and remains a Senior Vice President of the Company. Prior to joining Maxim Integrated, he was with the law firm of Ropers, Majeski, Kohn and Bentley between 1987 and 1994 where he held various positions, including director. Between 1994 and 1997, he held the positions of General Counsel, and later, General Manager, at Fox Factory, Inc., a privately held manufacturing company. Between 1997 and 1999 he held the positions of General Counsel and later, Vice President of Global Sales and Marketing, at RockShox, Inc., a publicly traded corporation. Mr. Medlin holds a degree in Economics from the University of California, Santa Barbara, and a Juris Doctorate from Santa Clara University.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners, Directors and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors Matters” and “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements	37
	Consolidated Balance Sheets at June 29, 2019 and June 30, 2018	37
	Consolidated Statements of Income for each of the three years in the period ended June 29, 2019	38
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 29, 2019	39
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 29, 2019	40
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 29, 2019	41
	Notes to Consolidated Financial Statements	42
	Report of Independent Registered Public Accounting Firm	72
(2)	Financial Statement Schedule
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

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 29, 2019	June 30, 2018
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,757,342	$1,543,484
Short-term investments	140,990	1,082,915
Total cash, cash equivalents and short-term investments	1,898,332	2,626,399
Accounts receivable, net of allowances of $148 at June 29, 2019 and $140,296 at June 30, 2018	360,016	280,072
Inventories	246,512	282,390
Other current assets	34,640	21,548
Total current assets	2,539,500	3,210,409
Property, plant and equipment, net	577,722	579,364
Intangible assets, net	56,242	78,246
Goodwill	532,251	532,251
Other assets	38,267	51,291
TOTAL ASSETS	$3,743,982	$4,451,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,335	$92,572
Price adjustment and other revenue reserves	100,490	—
Income taxes payable	33,765	17,961
Accrued salary and related expenses	118,704	151,682
Accrued expenses	33,873	35,774
Deferred margin on shipments to distributors	—	—
Current portion of debt	—	499,406
Total current liabilities	371,167	797,395
Long-term debt	992,584	991,147
Income taxes payable	469,418	661,336
Other liabilities	65,537	70,743
Total liabilities	1,898,706	2,520,621

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 271,852 in 2019 and 278,664 in 2018	272	279
Additional paid-in capital	—	—
Retained earnings	1,856,358	1,945,646
Accumulated other comprehensive loss	(11,354)	(14,985)
Total stockholders' equity	1,845,276	1,930,940
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,743,982	$4,451,561

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands, except per share data)

Net revenues	$2,314,329	$2,480,066	$2,295,615
Cost of goods sold	813,823	853,945	849,135
Gross margin	1,500,506	1,626,121	1,446,480
Operating expenses:
Research and development	435,222	450,943	453,977
Selling, general and administrative	308,617	322,918	291,511
Intangible asset amortization	3,041	4,467	9,189
Impairment of long-lived assets	753	892	7,517
Severance and restructuring expenses	5,632	15,060	12,453
Other operating expenses (income), net	143	(1,607)	(22,944)
Total operating expenses	753,408	792,673	751,703
Operating income (loss)	747,098	833,448	694,777
Interest and other income (expense), net	7,323	(8,563)	(15,188)
Income (loss) before taxes	754,421	824,885	679,589
Provision (benefit) for income taxes	(73,065)	357,567	107,976
Net income (loss)	$827,486	$467,318	$571,613

Earnings (loss) per share:
Basic	$3.01	$1.66	$2.02
Diluted	$2.97	$1.64	$1.98

Weighted-average shares used in the calculation of earnings (loss) per share:
Basic	274,966	280,979	283,147
Diluted	278,777	285,674	287,974

Dividends declared and paid per share	$1.84	$1.56	$1.32

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Net income	$827,486	$467,318	$571,613
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and (losses) on available-for-sale securities, net of tax benefit (expense) of $(175) in 2019, $184 in 2018, and $0 in 2017	3,629	(2,436)	(1,723)
Change in net unrealized gains and (losses) on cash flow hedges, net of tax benefit (expense) of $(354) in 2019, $291 in 2018, and $(137) in 2017	1,808	(1,401)	510
Change in net unrealized gains and (losses) on postretirement benefits, net of tax benefit (expense) of $42 in 2019, $115 in 2018, and $(2,988) in 2017	(1,806)	(1,258)	5,542
Other comprehensive income (loss), net	3,631	(5,095)	4,329
Total comprehensive income	$831,117	$462,223	$575,942

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 25, 2016	283,909	$284	$—	$2,121,749	$(14,219)	$2,107,814
Net income	—	—	—	571,613	—	571,613
Other comprehensive income, net	—	—	—	—	4,329	4,329
Repurchase of common stock	(6,057)	(6)	(143,309)	(108,484)	—	(251,799)
Net issuance of restricted stock units	1,275	1	(25,184)	—	—	(25,183)
Stock options exercised	2,741	3	63,000	—	—	63,003
Stock-based compensation	—	—	71,225	—	—	71,225
Cumulative adjustment for adoption of ASU 2016-09	—	—	—	1,394	—	1,394
Common stock issued under Employee Stock Purchase Plan	1,044	1	34,268	—	—	34,269
Dividends paid, $1.32 per common share	—	—	—	(373,971)	—	(373,971)
Balance, June 24, 2017	282,912	$283	$—	$2,212,301	$(9,890)	$2,202,694
Net income	—	—	—	467,318	—	467,318
Other comprehensive (loss), net	—	—	—	—	(5,095)	(5,095)
Repurchase of common stock	(7,487)	(7)	(112,075)	(295,886)	—	(407,968)
Net issuance of restricted stock units	1,241	1	(30,311)	—	—	(30,310)
Stock options exercised	1,090	1	28,008	—	—	28,009
Stock-based compensation	—	—	78,058	—	—	78,058
Common stock issued under Employee Stock Purchase Plan	908	1	36,320	—	—	36,321
Dividends paid, $1.56 per common share	—	—	—	(438,087)	—	(438,087)
Balance, June 30, 2018	278,664	$279	$—	$1,945,646	$(14,985)	$1,930,940
Net income	—	—	—	827,486	—	827,486
Other comprehensive income, net	—	—	—	—	3,631	3,631
Repurchase of common stock	(9,839)	(9)	(125,457)	(413,685)	—	(539,151)
Cumulative effect-adjustment for adoption of ASU 2016-01	—	—	—	2,487	—	2,487
Net issuance of restricted stock units	1,259	1	(29,690)	—	—	(29,689)
Stock options exercised	893	1	24,399	—	—	24,400
Stock-based compensation	—	—	87,102	—	—	87,102
Modification of liability to equity instruments(1)	—	—	3,471	—	—	3,471
Common stock issued under Employee Stock Purchase Plan	875	—	40,175	—	—	40,175
Dividends paid, $1.84 per common share	—	—	—	(505,576)	—	(505,576)
Balance, June 29, 2019	271,852	$272	$—	$1,856,358	$(11,354)	$1,845,276

(1) In December 2018, $3.5 million was reclassified from accrued salaries to additional paid-in capital due to a settlement agreement relating to the expiration of stock options.

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Cash flows from operating activities:
Net income	$827,486	$467,318	$571,613
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	86,977	78,685	71,117
Depreciation and amortization	110,745	144,974	164,292
Deferred taxes	13,957	27,715	(7,895)
Loss on sale of property, plant and equipment	3,967	995	16,365
Impairment of long-lived assets	—	42	1,462
(Gain) loss on investments in privately-held companies, net	(3)	850	6,720
(Gain) on sale of business	—	—	(26,620)
Changes in assets and liabilities:
Accounts receivable	21,090	(19,714)	78
Inventories	36,003	(32,776)	(21,215)
Other current assets	(14,901)	32,368	(3,547)
Accounts payable	(10,272)	9,560	(6,205)
Income taxes payable	(176,114)	117,654	60,798
Deferred margin on shipments to distributors	—	(14,974)	(23,805)
All other accrued liabilities	(23,095)	6,767	(29,501)
Net cash provided by operating activities	875,840	819,464	773,657

Cash flows from investing activities:
Purchases of property, plant and equipment	(82,823)	(65,782)	(51,421)
Proceeds from sale of property, plant, and equipment	340	5,823	10,792
Proceeds from sale of available-for-sale securities	30,192	107,291	50,994
Proceeds from maturity of available-for-sale securities	1,130,514	753,249	75,000
Proceeds from sale of business	—	—	42,199
Payment in connection with business acquisition, net of cash acquired	(2,949)	(57,773)	—
Purchases of available-for-sale securities	(214,587)	(1,447,354)	(450,135)
Purchases of privately-held companies' securities	(3,176)	(5,520)	(2,825)
Other investing activities	(600)	—	—
Net cash provided by (used in) investing activities	856,911	(710,066)	(325,396)

Cash flows from financing activities
Contingent consideration paid	(9,052)	—	—
Repayment of notes payable	(500,000)	—	(250,000)
Issuance of debt	—	—	500,000
Debt issuance cost	—	—	(3,688)
Net issuance of restricted stock units	(29,689)	(30,310)	(25,183)
Proceeds from stock options exercised	24,400	28,009	63,003
Issuance of common stock under employee stock purchase program	40,175	36,321	34,269
Repurchase of common stock	(539,151)	(407,968)	(251,799)
Dividends paid	(505,576)	(438,087)	(373,971)
Net cash used in financing activities	(1,518,893)	(812,035)	(307,369)

Net increase (decrease) in cash and cash equivalents	213,858	(702,637)	140,892
Cash and cash equivalents:
Beginning of year	1,543,484	2,246,121	2,105,229
End of year	$1,757,342	$1,543,484	$2,246,121

Supplemental disclosures of cash flow information:
Cash paid, net, for income taxes	$98,104	$189,100	$76,243
Cash paid for interest	$40,376	$46,625	$29,375

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$12,090	$8,833	$3,853

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim Integrated”, the “Company,” “we,” “us” or “our”), incorporated in Delaware, designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The Company also provides a range of high-frequency process technologies and capabilities for use in custom designs. The analog market is fragmented and characterized by diverse applications and a great number of product variations with varying product life cycles. Maxim Integrated is a global company with a manufacturing facility in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. Integrated circuit assembly is performed by foreign assembly subcontractors, located in countries throughout Asia, where wafers are separated into individual integrated circuits and assembled into a variety of packages. The major end-markets in which the Company's products are sold are the automotive, communications and data center, computing, consumer and industrial markets.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal year 2019 was a 52-week fiscal year (ended on June 29, 2019). Fiscal years 2018 and 2017 were 53-week and 52-week fiscal years, respectively. Fiscal years 2018 and 2017 ended on June 30, 2018, and June 24, 2017, respectively.

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

Cash Equivalents and Investments

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

The Company's long-term equity investments consist of investments in privately-held companies without readily determinable fair values and are included in Other assets on the Consolidated Balance Sheets. Equity investments are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for identical or similar investments of the same issuer. The Company uses various inputs to evaluate equity investments including valuations of recent financing events as well as other information regarding the issuer’s historical and forecasted performance.

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

The Company uses currency forward contracts to hedge exposure to variability in anticipated non-U.S. dollar-denominated cash flows. These contracts are designated as cash flow hedges and recorded on the Consolidated Balance Sheets at their fair market value. The maturities of these instruments are generally less than six months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reported within the Consolidated Statements of Comprehensive Income. These amounts have been reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments that are not designated as hedging instruments, gains and losses are recognized immediately in “Interest income (expense) and other, net” in the Consolidated Statements of Income.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with ASC 350, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. In accordance with ASC 350-20-35-3, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the quantitative goodwill impairment test. This test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company recognizes an impairment of goodwill measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit.

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects in materials, workmanship and material non-conformance to the Company’s specifications. The general warranty policy provides for the repair or replacement of defective products or a credit to the customer’s account. In limited circumstances, the Company may consider extending its warranty for up to five years. It may also include limited financial responsibility, such as the payment of monetary compensation to reimburse a customer for its financial losses beyond repairing or replacing the product or crediting the customer’s account should the product not meet the Company’s specifications, or to reimburse a customer for losses or damages that result from the defective product.

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

Retirement Benefits

The Company provides medical benefits to certain former and current employees pursuant to certain retirement agreements. The Company also provides retirement benefits to employees located in the Philippines and in other countries. These benefits to individuals are accounted for pursuant to a documented plan under ASC No. 715, Compensation-Retirement Benefits (“ASC 715”). As of July 1, 2018, the Company adopted new accounting guidance that changed how postretirement benefit plans present net periodic benefit cost in their income statement. This new guidance required the Company to report only the service cost component as operating expense, while other components of net benefit costs are reported in other income, outside of income from operations. Unrecognized actuarial gains and losses and prior service cost are amortized on a straight-line basis over the remaining estimated service period of participants. The measurement date for the plan is fiscal year end.

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

Revenue Recognition

The Company recognizes revenue for sales to direct customers and distribution customers ("distributors") when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The transaction price is calculated as selling price net of variable considerations, such as distributor price adjustments. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it is expected to realize. The transaction price does not include amounts collected on behalf of another party, such as sales taxes or value added tax. The Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company estimates returns for sales to direct customers and distributors based on historical return rates applied against current period gross revenue. Specific customer returns and allowances are considered within this estimate.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The customer simultaneously receives and consumes the benefits provided by the performance completed. (b)Performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced. (c) Performance does not create an asset with an alternative use, and has an enforceable right to payment for performance completed to date.

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

Related Party Transactions

A member of the Company's Board of Directors is also a member of the Board of Directors of Flextronics International Ltd. During the fiscal years ended June 29, 2019, June 30, 2018, and June 24, 2017, the Company sold approximately $44.7 million, $61.6 million, and $70.4 million, respectively, in products to Flextronics International Ltd., a contract manufacturer, in the ordinary course of its business.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units and market stock units, and the assumed issuance of common stock under the stock purchase plan. The number of incremental shares from the assumed issuance of common stock under the stock purchase plan is calculated by applying the treasury stock method.

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

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company derived approximately 46% of its fiscal year 2019 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. The Company's primary distributor is Avnet Electronics (“Avnet”). Avnet, like the Company's other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Avnet accounted for 22%, 25% and 22% of revenues in fiscal years 2019, 2018 and 2017, respectively, and 21% and 22% of accounts receivable as of June 29, 2019 and June 30, 2018, respectively. Sales to Samsung, the Company's largest single end customer (through direct sales and distributors), accounted for 10% of net revenues in fiscal years 2019, 2018 and 2017, and 6% and 12% of accounts receivable as of June 29, 2019 and June 30, 2018, respectively. No other customer accounted for 10% or more of the Company's revenues in the fiscal years 2019, 2018, and 2017. One customer, WTMicroelectronics, accounted for 11% and 13% of accounts receivable as of June 29, 2019 and June 30, 2018, respectively. No other customer accounted for 10% or more of the Company's accounts receivable as of June 29, 2019 and June 30, 2018.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The cumulative effect of the changes to the Consolidated Balance Sheet from the adoption of Topic 606 was as follows (in thousands):

	As of June 30, 2018	Effect of Adoption of Topic 606	As of July 1, 2018
Accounts receivable, net	$280,072	$141,652	$421,724
Price adjustment and other revenue reserves	—	141,652	141,652

Balance Sheet Reclassification

Under Topic 605, the gross amount of accrued revenue reserves for price adjustments and other revenue reserves of $141.7 million was included within accounts receivable, net as of June 30, 2018. Subsequent to the adoption of Topic 606, such balances are presented on a gross basis as accrued price adjustments and other revenue reserves, which is presented in the price adjustment and other revenue reserves balance sheet caption.

The adoption of Topic 606 has no impact on the total cash flows from operating, investing, or financing activities on the Consolidated Statements of Cash Flows.

The following table summarizes the impacts of adopting Topic 606 on the Company’s Consolidated Balance Sheet as of June 29, 2019 (in thousands):

	As Reported	If Reported Under Topic 605	Effect of Adoption of Topic 606
Accounts receivable, net	$360,016	$259,526	$100,490
Price adjustment and other revenue reserves	100,490	—	100,490

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(ii) Recent Accounting Updates Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 states that lessees will recognize a lease liability for the commitment to make lease payments and right-of-use asset for the underlying asset, for the duration of the lease. In July of 2018, the FASB issued ASU 2018-10 and ASU 2018-11 which provides improvements to ASU 2016-02 and an additional transition method option, respectively. This transition method allows a company to apply the new lease accounting standard on adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. ASU 2016-02 will be effective for the Company starting in the first quarter of fiscal year 2020.

The Company does not expect to restate prior periods under the new standard following the transition relief provided by ASU 2018-11. The Company will elect multiple practical expedients permitted under the transition guidance, including the practical expedient package and the combining of lease and non-lease components practical expedient. The Company will also create an accounting policy to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term.

The Company has completed its preliminary impact evaluation of the new lease accounting standard on its Consolidated Financial Statements and expects to recognize new right-of-use-assets and lease liabilities of approximately $55.0 million to $70.0 million on the Consolidated Balance Sheet. The Company does not expect the change to have a material impact on the Consolidated Statements of Income and the Consolidated Statements of Cash Flows. Further, upon adoption, the Company will expand its financial statement disclosures to present additional details of its leasing arrangements.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	June 29, 2019	June 30, 2018
	(in thousands)
Raw materials	$16,121	$16,251
Work-in-process	160,273	173,859
Finished goods	70,118	92,280
Total inventories	$246,512	$282,390

Property, plant and equipment, net, consist of:

	June 29, 2019	June 30, 2018
	(in thousands)
Land	$17,720	$17,731
Buildings and building improvements	265,191	254,733
Machinery, equipment and software	1,367,606	1,309,487
Total	1,650,517	1,581,951
Less: accumulated depreciation and amortization	(1,072,795)	(1,002,587)
Total property, plant and equipment, net	$577,722	$579,364

The Company recorded $86.4 million, $94.4 million and $108.5 million of depreciation expense in fiscal years 2019, 2018 and 2017, respectively. There was no accelerated depreciation expense included in depreciation expense in fiscal years 2019 and 2018, and $4.2 million of accelerated depreciation expense in fiscal year 2017, resulting from the change in estimated useful lives of certain long-lived assets included in restructuring plans.

Accrued salary and related expenses consist of:

	June 29, 2019	June 30, 2018
	(in thousands)
Accrued bonus	$71,466	$92,288
Accrued vacation	30,251	30,695
Accrued salaries	8,329	8,210
Accrued fringe benefits	4,807	4,752
Other	3,851	15,737
Total accrued salary and related expenses	$118,704	$151,682

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Level 2 assets and liabilities consist of U.S. Treasury securities, agency securities, corporate debt securities, certificates of deposit, commercial paper and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of contingent consideration liabilities related to acquisitions.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 29, 2019				As of June 30, 2018
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Agency securities	$—	$—	$—	$—	$—	$13,946	$—	$13,946
Certificates of deposit	—	—	—	—	—	6,000	—	6,000
Commercial paper	—	—	—	—	—	45,063	—	45,063
Corporate debt securities	—	—	—	—	—	3,819	—	3,819
Money market funds	186,819	—	—	186,819	98,467	—	—	98,467
U.S. Treasury securities	—	—	—	—	—	30,988	—	30,988
Short term investments
Certificates of deposit	—	1,000	—	1,000	—	52,428	—	52,428
Commercial paper	—	—	—	—	—	64,354	—	64,354
Corporate debt securities	—	139,990	—	139,990	—	367,765	—	367,765
U.S. Treasury securities	—	—	—	—	—	598,368	—	598,368
Other current assets
Foreign currency forward contracts	—	651	—	651	—	235	—	235
Total	$186,819	$141,641	$—	$328,460	$98,467	$1,182,966	$—	$1,281,433

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$148	$—	$148	$—	$1,845	$—	$1,845
Contingent consideration	—	—	9,052	9,052	—	—	8,000	8,000
Other liabilities
Contingent consideration	—	—	—	—	—	—	8,000	8,000
Total	$—	$148	$9,052	$9,200	$—	$1,845	$16,000	$17,845

During the fiscal years ended June 29, 2019 and June 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 29, 2019 and June 30, 2018.

As of June 29, 2019 and June 30, 2018, equity investments amounted to $20.7 million and $14.1 million, respectively. During the fiscal years ended June 29, 2019, June 30, 2018 and June 24, 2017, the Company recorded $0.8 million, $0.9 million and $7.5 million, respectively, in impairment of equity investments in the Company's Consolidated Statements of Income.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	June 29, 2019				June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Certificates of deposit	$1,000	$—	$—	$1,000	$52,429	$—	$(1)	$52,428
Commercial paper	—	—	—	—	64,354	—	—	64,354
Corporate debt securities	140,031	68	(109)	139,990	369,734	39	(2,008)	367,765
U.S. Treasury securities	—	—	—	—	600,068	10	(1,710)	598,368
Total available-for-sale investments	$141,031	$68	$(109)	$140,990	$1,086,585	$49	$(3,719)	$1,082,915

In the fiscal years ended June 29, 2019 and June 30, 2018, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between April 1, 2019 and March 12, 2021.
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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to ASC No. 815, Derivatives and Hedging (“ASC 815”). As of June 29, 2019 and June 30, 2018, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $48.5 million and $49.7 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $0 million and $1.2 million, respectively.

Derivatives not designated as hedging instruments

As of June 29, 2019 and June 30, 2018, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $19.6 million and $21.1 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $21.1 million and $21.3 million, respectively. The fair values of outstanding foreign currency forward contracts and gain (loss) included in the Consolidated Statements of Income were not material for the fiscal years ended June 29, 2019 and June 30, 2018.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of hedge accounting on the Consolidated Statements of Income

The following table summarizes the gains and (losses) from hedging activities recognized in the Company's Consolidated Statements of Income:

	June 29, 2019			June 30, 2018
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)			(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$2,314,329	$813,823	$753,408	$2,480,066	$853,945	$792,673

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$49	$(430)	$(2,275)	$(54)	$(78)	$1,551

Outstanding debt obligations
The following table summarizes the Company's outstanding debt obligations:

	June 29, 2019	June 30, 2018
	(in thousands)
3.45% fixed rate notes due June 2027	$500,000	$500,000
2.50% fixed rate notes due November 2018	—	500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,000,000	1,500,000
Less: Current portion (included in “Current portion of debt”)	—	(499,406)
Less: Reduction for unamortized discount and debt issuance costs	(7,416)	(9,447)
Total long-term debt	$992,584	$991,147

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

On November 21, 2013, the Company completed a public offering of $500 million aggregate principal amount of the Company’s 2.5% coupon senior unsecured and unsubordinated notes due in November 2018 (“2018 Notes”), with an effective interest rate of 2.6%. Interest on the 2018 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The net proceeds of this offering were approximately $494.5 million, after issuing at a discount and deducting paid expenses. In November of 2018, the Company repaid the entire principal and any outstanding interest related to these outstanding notes.

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

The debt indentures that govern the 2027 and the 2023 Notes include covenants that limit the Company's ability to grant liens on its facilities and to enter into sale and leaseback transactions, which could limit the Company's ability to secure additional debt funding in the future. In circumstances involving a change of control of the Company followed by a downgrade of the rating of the 2027 Notes or the 2023 Notes, the Company would be required to make an offer to repurchase the affected notes at a purchase price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $41.4 million, $49.5 million and $31.7 million during the years ended June 29, 2019, June 30, 2018, and June 24, 2017, respectively.

The estimated fair value of the Company's outstanding debt obligations was approximately $1.0 billion as of June 29, 2019. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $43.5 million, $50.2 million, and $34.3 million during the fiscal years ended June 29, 2019, June 30, 2018, and June 24, 2017, respectively.

Credit facilities

In January 2019, the Company terminated its $350 million revolving credit facility with certain institutional lenders. As of June 30, 2018, the Company had not borrowed any amounts from this credit facility and was in compliance with all debt covenants.

Other financial instruments

For the balance of the Company's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At June 29, 2019, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

MSUs granted to employees typically vest over a four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap depending on the Company's performance. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted after August 2017, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD. These MSUs vest based upon annual performance subject to continued service through the end of the four-year cliff period. MSUs granted after August 2017 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Consolidated Statements of Income for fiscal years 2019, 2018 and 2017:

	For the year ended June 29, 2019
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$35	$7,728	$2,324	$10,087
Research and development	9	36,182	5,433	41,624
Selling, general and administrative	232	32,078	2,956	35,266
Pre-tax stock-based compensation expense	$276	$75,988	$10,713	$86,977
Less: income tax effect				8,443
Net stock-based compensation expense				$78,534

	For the year ended June 30, 2018
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$212	$8,131	$2,098	$10,441
Research and development	518	32,088	4,442	37,048
Selling, general and administrative	700	28,162	2,334	31,196
Pre-tax stock-based compensation expense	$1,430	$68,381	$8,874	$78,685
Less: income tax effect				9,342
Net stock-based compensation expense				$69,343

	For the year ended June 24, 2017
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$536	$6,630	$1,928	$9,094
Research and development	1,654	29,504	4,514	35,672
Selling, general and administrative	1,424	22,713	2,214	26,351
Pre-tax stock-based compensation expense	$3,614	$58,847	$8,656	$71,117
Less: income tax effect				12,934
Net stock-based compensation expense				$58,183

The expenses included in the Consolidated Statements of Income related to Restricted Stock Units and Other Awards include expenses related to MSUs of $11.1 million, $7.8 million and $3.6 million for fiscal years 2019, 2018 and 2017, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

The Company did not grant any stock options in fiscal years 2019, 2018 or 2017.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of June 29, 2019 and their activity during fiscal years 2019, 2018 and 2017:

	Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance, June 25, 2016	5,935,079	$25.11
Options Granted	—	—
Options Exercised	(2,741,659)	22.98
Options Cancelled	(393,413)	27.07
Balance, June 24, 2017	2,800,007	26.92
Options Granted	—	—
Options Exercised	(1,090,163)	25.69
Options Cancelled	(21,591)	26.47
Balance, June 30, 2018	1,688,253	27.72
Options Granted	—	—
Options Exercised	(907,401)	27.22
Options Cancelled	(3,439)	28.08
Balance, June 29, 2019	777,413	$28.30	1.2	$24,501,637
Exercisable as of June 29, 2019	777,413	$28.30	1.2	$24,501,637
Vested and expected to vest, June 29, 2019	777,413	$28.30	1.2	$24,501,637

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 28, 2019, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 29, 2019.

The total intrinsic value of options exercised during fiscal years 2019, 2018 and 2017 were $27.5 million, $30.7 million and $55.1 million, respectively.

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

The weighted average fair value of RSUs and other awards granted was $53.97, $44.95 and $37.33 per share for fiscal years 2019, 2018 and 2017, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes outstanding and expected to vest RSUs and other awards as of June 29, 2019 and their activity during fiscal years 2019, 2018 and 2017:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance, June 25, 2016	6,620,813
Restricted stock units and other awards granted	2,237,679
Restricted stock units and other awards released	(1,876,050)
Restricted stock units and other awards cancelled	(1,040,319)
Balance, June 24, 2017	5,942,123
Restricted stock units and other awards granted	1,989,959
Restricted stock units and other awards released	(1,794,029)
Restricted stock units and other awards cancelled	(613,621)
Balance, June 30, 2018	5,524,432
Restricted stock units and other awards granted	1,694,294
Restricted stock units and other awards released	(1,779,317)
Restricted stock units and other awards cancelled	(521,103)
Balance, June 29, 2019	4,918,306	2.6	$294,213,065
Expected to vest as of June 29, 2019	4,173,396	2.5	$249,652,544

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company's common stock on June 28, 2019, the last business day preceding the fiscal year end, multiplied by the number of RSUs and other awards outstanding, or expected to vest as of June 29, 2019.

The Company withheld shares totaling $29.7 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the fiscal year ended June 29, 2019. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

As of June 29, 2019, there was $147.9 million of unrecognized compensation cost related to 4.9 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Market Stock Units

The Company uses the Monte Carlo simulation model to measure the fair value of its market stock units on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

The weighted-average fair value of MSUs granted was $75.48, $51.03 and $37.29 per share for fiscal years 2019, 2018 and 2017, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of MSUs outstanding and expected to vest as of June 29, 2019 and their activity during fiscal years 2019, 2018 and 2017:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance, June 25, 2016	673,532
Market stock units granted	308,432
Market stock units released	—
Market stock units cancelled	(163,936)
Balance, June 24, 2017	818,028
Market stock units granted	292,336
Market stock units released	—
Market stock units cancelled	(31,300)
Balance, June 30, 2018	1,079,064
Market stock units granted	247,804
Market stock units released	(13,594)
Market stock units cancelled	(264,742)
Balance, June 29, 2019	1,048,532	2.6	$62,723,184
Expected to vest as of June 29, 2019	890,205	2.5	$53,252,070

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on June 28, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of June 29, 2019.

As of June 29, 2019, there was $28.2 million of unrecognized compensation cost related to 1.0 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

At June 29, 2019, the Company had 19.8 million shares of its common stock available for issuance to employees and other recipients under the 1996 Plan.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The Company issued 0.9 million shares of its common stock for total consideration of $40.2 million related to the 2008 ESPP during the fiscal year ended June 29, 2019. As of June 29, 2019, the Company had 6.3 million shares of its common stock reserved and available for future issuance under the 2008 ESPP.

The fair value of shares granted to employees under the 2008 ESPP in fiscal years 2019, 2018 and 2017 has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
Expected holding period (in years)	0.5	0.5	0.5
Risk-free interest rate	1.6% - 2.6%	0.8% - 2.1%	0.5% - 1.1%
Expected stock price volatility	19.6% - 32.7%	19.1% - 32.7%	19.1% - 30.4%
Dividend yield	2.8% - 3.4%	2.8% - 3.4%	3.0% - 3.6%

As of June 29, 2019, there was $6.9 million of unrecognized compensation expense related to the 2008 ESPP.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$827,486	$467,318	$571,613

Denominator for basic earnings per share	274,966	280,979	283,147
Effect of dilutive securities:
Stock options, ESPP, RSUs and MSUs	3,811	4,695	4,827
Denominator for diluted earnings per share	278,777	285,674	287,974

Earnings per share:
Basic	$3.01	$1.66	$2.02
Diluted	$2.97	$1.64	$1.98

For the fiscal years ended June 29, 2019, June 30, 2018 and June 24, 2017 no stock options were excluded from the calculation of diluted earnings per share.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

In fiscal years 2019 and 2018, the Company elected to perform a qualitative analysis to assess impairment of goodwill rather than to perform the quantitative goodwill impairment test. The key qualitative factors considered in the assessment included the change in the industry and competitive environment, market capitalization, and overall financial performance. Based on the results of this qualitative analysis, the Company determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value. The Company concluded that goodwill was not impaired in fiscal years 2019 and 2018.

Activity and goodwill balances for the fiscal years ended June 29, 2019 and June 30, 2018 were as follows:

Goodwill
(in thousands)
Balance, June 24, 2017	$491,015
Acquisitions	41,889
Adjustments	(653)
Balance, June 30, 2018	532,251
Acquisitions	—
Adjustments	—
Balance, June 29, 2019	$532,251

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended June 29, 2019 and June 30, 2018, the Company recorded $0 and $41.9 million, respectively, of goodwill in connection with acquisitions. Please refer to Note 9: "Acquisitions".

Intangible Assets

The useful lives of amortizing intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	June 29, 2019			June 30, 2018
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$487,346	$445,558	$41,788	$485,465	$423,869	$61,596
Customer relationships	116,505	105,901	10,604	116,294	103,217	13,077
Trade name	9,974	8,914	1,060	9,340	8,588	752
Patent	2,500	2,500	—	2,500	2,469	31
Total amortizable intangible assets	616,325	562,873	53,452	613,599	538,143	75,456
In-process Research and Development (IPR&D)	2,790	—	2,790	2,790	—	2,790
Total intangible assets	$619,115	$562,873	$56,242	$616,389	$538,143	$78,246

During the fiscal year ended June 30, 2018, $5.8 million of IPR&D, that was acquired during the fiscal year, was completed and reclassified to amortizable Intellectual Property.

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Cost of goods sold	$21,689	$46,063	$46,484
Intangible asset amortization	3,041	4,467	9,189
Total intangible asset amortization expenses	$24,730	$50,530	$55,673

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the estimated future amortization expense of intangible assets as of June 29, 2019:

Amount
Fiscal Year	(in thousands)
2020	$15,068
2021	13,368
2022	7,689
2023	7,205
2024	4,229
Thereafter	5,893
Total amortizable intangible assets	$53,452

NOTE 9: ACQUISITIONS

On January 26, 2018, the Company acquired a privately-held corporation specializing in the development of high performance USB and video extension technology. Total cash consideration paid in connection with this acquisition was $57.8 million, net of cash acquired. The Company also agreed to pay up to an additional $16.0 million if the acquired business achieves certain financial milestones for the annual periods ending August 31, 2018 and August 31, 2019. Out of the $16.0 million contingent consideration, $8 million was paid during the year ended June 29, 2019. The acquired assets included $26.0 million of developed technology and $10.5 million of other intangible assets. The Company also recorded $41.9 million of goodwill in connection with this acquisition. The goodwill is not deductible for tax purposes.

There were no material acquisitions completed during fiscal years 2019 and 2017.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
United States	$257,350	$306,453	$286,732
China	812,686	885,319	843,371
Rest of Asia	756,928	786,814	718,540
Europe	428,750	440,658	390,488
Rest of World	58,615	60,822	56,484
Total	$2,314,329	$2,480,066	$2,295,615

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net property, plant, and equipment by geographic region were as follows:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018
	(in thousands)
United States	$379,308	$361,432
Philippines	102,634	120,657
Rest of World	95,780	97,275
Total	$577,722	$579,364

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

Future annual minimum payments for all commitments are as follows:

	Payment due by period
	Total	Fiscal year 2020	Fiscal year 2021	Fiscal year 2022	Fiscal year 2023	Fiscal year 2024	Thereafter
	(in thousands)
Operating lease obligations (1)	$72,544	$11,162	$11,073	$10,494	$9,931	$7,671	$22,213
Inventory related purchase obligations (2)	416,969	64,067	54,148	46,778	44,821	42,502	164,653
Total	$489,513	$75,229	$65,221	$57,272	$54,752	$50,173	$186,866

(1)	The Company leases some facilities under non-cancelable operating lease agreements that expire at various dates through 2030.

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

Rental expense amounted to approximately $10.2 million, $10.2 million, and $12.0 million in fiscal years 2019, 2018 and 2017, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the fiscal years ended June 29, 2019 and June 30, 2018 were as follows:

	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on postretirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance, June 24, 2017	$(6,280)	$(1,258)	$(1,136)	$18	$(1,234)	$(9,890)
Other comprehensive income (loss) before reclassifications	—	(1,510)	—	(273)	(2,620)	(4,403)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	137	—	(1,419)	—	(1,282)
Tax effects	—	115	—	291	184	590
Other comprehensive income (loss)	—	(1,258)	—	(1,401)	(2,436)	(5,095)
Balance, June 30, 2018	$(6,280)	$(2,516)	$(1,136)	$(1,383)	$(3,670)	$(14,985)
Other comprehensive income (loss) before reclassifications	—	—	—	(494)	3,804	3,310
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1,848)	—	2,656	—	808
Tax effects	—	42	—	(354)	(175)	(487)
Other comprehensive income (loss)	—	(1,806)	—	1,808	3,629	3,631
Balance, June 29, 2019	$(6,280)	$(4,322)	$(1,136)	$425	$(41)	$(11,354)

Amounts reclassified out of Unrealized gain (loss) on postretirement benefits were included in Selling, general and administrative in the Consolidated Statements of Income. Amounts reclassified out of Unrealized gain (loss) on cash flow hedges were included in Net revenues, Cost of goods sold and Other operating expenses (income), net in the Consolidated Statements of Income.

NOTE 13: COMMON STOCK REPURCHASES

On July 20, 2017, the Board of Directors of the Company authorized the repurchase of up to $1.0 billion of the Company's common stock. The stock repurchase authorization did not have an expiration date and the pace of repurchase activity depended on factors

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The prior authorization by the Company’s Board of Directors for repurchase of common stock was cancelled and superseded by this repurchase authorization.

On October 30, 2018, the Board of Directors of the Company authorized the repurchase of up to $1.5 billion of the Company’s common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generation from operations, cash requirements, and other factors. The prior authorization by the Company’s Board of Directors for repurchase of common stock was cancelled and superseded by this repurchase authorization.

During fiscal years 2019, 2018 and 2017, the Company repurchased approximately 9.8 million, 7.5 million and 6.1 million shares of its common stock for $539.2 million, $408.0 million and $251.8 million, respectively. As of June 29, 2019, the Company had a remaining authorization of $1.1 billion for future share repurchases.

NOTE 14: INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was as follows:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Interest and other income (expense):
Interest (expense)	$(43,543)	$(50,215)	$(34,274)
Interest income	47,844	38,292	11,568
Other income (expense), net	3,022	3,360	7,518
Total	$7,323	$(8,563)	$(15,188)

As discussed in Note 5, Interest expense consists primarily of interest expense associated with long-term notes. Interest expense associated with the notes was $41.4 million, $49.5 million and $31.7 million during the years ended June 29, 2019, June 30, 2018 and June 24, 2017, respectively. Interest expense associated with debt discounts and issuance fees was $2.0 million, $2.9 million and $2.7 million during the fiscal years ended June 29, 2019, June 30, 2018 and June 24, 2017, respectively. Interest income consists of interest earned on cash, cash equivalents, and short-term investments.

NOTE 15: INCOME TAXES

Pretax income were as follows:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Domestic pre-tax income	$103,016	$149,056	$154,628
Foreign pre-tax income	651,405	675,829	524,961
Total	$754,421	$824,885	$679,589

The provision (benefit) for income taxes consisted of the following:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Federal
Current	$(114,494)	$318,288	$107,303
Deferred	12,874	25,769	(8,171)
State
Current	9,842	117	(361)
Deferred	2,196	1,325	(436)
Foreign
Current	17,562	11,450	8,930
Deferred	(1,045)	618	711
Total provision (benefit) for income taxes	$(73,065)	$357,567	$107,976

A reconciliation of the Company's Federal statutory tax rate to the Company's effective tax rate is as follows:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
Federal statutory rate	21.0%	28.1%	35.0%
State tax, net of federal benefit	1.4	0.2	(0.2)
General business credits	(0.9)	(0.8)	(1.3)
Effect of foreign operations	(15.8)	(16.7)	(20.2)
Stock-based compensation	0.7	0.4	0.1
Interest accrual for uncertain tax positions	1.1	2.1	2.1
Transition Tax	9.0	28.7	—
Global intangible low taxed income	7.4	—	—
Deferred tax remeasurement	—	1.6	—
Settlement of uncertain tax positions	(33.4)	—	—
Other	(0.2)	(0.3)	0.4
Effective tax rate	(9.7)%	43.3%	15.9%

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act reduced the federal statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which results in federal statutory tax rates for the Company of 21.0%, 28.1% (average of a 35.0% rate for the first half of fiscal year 2018 and a 21.0% rate for the second half of fiscal year 2018) and 35.0% for fiscal years 2019, 2018 and 2017, respectively. In fiscal year 2018 the Company recorded a $13.7 million charge to remeasure deferred taxes as of the enactment date of the Act to reflect the federal statutory rate reduction.

The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a $236.9 million provisional Transition Tax charge. During the measurement period the Company gathered information and analyzed available guidance and in the second quarter of fiscal year 2019 recorded a $22.1 million Transition Tax charge, which increased the Company’s fiscal year 2019 tax rate by 2.9%. As of the end of the second quarter of fiscal year 2019 accounting for the income tax effects of the Act was completed.

The Act included Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. The Company has elected to treat tax generated by the GILTI provisions as a period expense.

In fiscal year 2019, the Company reversed $221.5 million of uncertain tax position reserves and $30.1 million of related interest reserves, net of federal and state benefits, primarily due to the fiscal fourth quarter settlement of an audit of the Company’s fiscal

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year 2009 through fiscal year 2011 federal corporate income tax returns, which also settled intercompany buy-in license payment issues for fiscal years 2012 through 2019. $140.7 million of fiscal year 2009 through fiscal year 2018 advance tax payments made in June 2018 were applied to additional federal tax liabilities generated by the settlement. The reversal of uncertain tax position reserves for intercompany transfer pricing issues increased accumulated unremitted foreign earnings, which resulted in an additional Transition Tax charge of $47.7 million in the fiscal fourth quarter.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under Internal Revenue Code (“IRC”) Section 245A (“Section 245A”), as enacted by the Act, and IRC Section 954(c)(6) (the “Temporary Regulations”), which apply retroactively to intercompany dividends occurring after December 31, 2017. The Temporary Regulations limit the applicability of the foreign personal holding company income (“FPHCI”) look-through exception for certain intercompany dividends received by a controlled foreign corporation. Before application of the retroactive intercompany Temporary Regulations, the Company benefited in fiscal years 2018 and 2019 from the FPHCI look-through exception. The Company has analyzed the relevant Temporary Regulations and concluded that they were not validly issued. Therefore, the Company has not accounted for the effects of the retroactive Temporary Regulations in its results of operations for fiscal year 2019. The Company believes it has strong arguments in favor of its position and that it has met the more likely than not recognition threshold that its position will be sustained. The Company intends to vigorously defend its position, however, due to the uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated, modified or that a court of law will rule in favor of the Company. An unfavorable resolution of this issue could have a material adverse impact on the Company's results of operations and financial condition.

As of June 29, 2019, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $368.0 million that are intended to be indefinitely reinvested outside the U.S. No deferred tax liability has been recognized for the repatriation of these earnings. At June 29, 2019 the unrecognized deferred tax liability on these earnings was $26.4 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities were as follows:

	June 29, 2019	June 30, 2018
	(in thousands)
Deferred tax assets:
Accrued compensation	$7,990	$8,361
Stock-based compensation	9,788	10,071
Net operating loss carryovers	40,067	40,989
Tax credit carryovers	93,269	90,968
Other reserves and accruals not currently deductible for tax purposes	21,584	29,903
Other	11,500	8,562
Total deferred tax assets	184,198	188,854

Deferred tax liabilities:
Fixed assets and intangible assets cost recovery, net	(52,567)	(52,704)
Unremitted earnings of foreign subsidiaries	(7,428)	(1,532)
Other	(3,712)	(2,553)
Total deferred tax liabilities	(63,707)	(56,789)

Net deferred tax assets before valuation allowance	120,491	132,065
Valuation allowance	(131,798)	(128,128)
Net deferred tax assets (liabilities)	$(11,307)	$3,937

The valuation allowance as of June 29, 2019 and June 30, 2018 primarily relates to certain state and foreign net operating loss carryforwards and certain state tax credit carryforwards. The valuation allowance increased by $3.7 million in fiscal year 2019.

As of June 29, 2019, the Company has $16.7 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2022 and 2033, $37.0 million of state net operating loss carryforwards expiring at various dates through fiscal year

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2033, $132.2 million of foreign net operating loss carryforwards with no expiration date, $111.4 million of state tax credit carryforwards with no expiration date, and $6.6 million of state tax credit carryforwards expiring at various dates through fiscal year 2034.

The Company classifies unrecognized tax benefits as (i) a current liability to the extent that payment is anticipated within one year; (ii) a non-current liability to the extent that payment is not anticipated within one year; or (iii) a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets such as operating loss or tax credit carryforwards or to the extent that operating loss or tax credit carryforwards would be able to offset the additional tax liability generated by unrecognized tax benefits.

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

	For the Year Ended
	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Balance as of beginning of year	$591,458	$539,569	$482,745
Tax positions related to current year:
Addition	6,974	48,646	57,791
Tax positions related to prior year:
Addition	20,851	3,806	1,059
Reduction	(236,705)	—	(1,410)
Settlements	(161,847)	—	—
Lapses in statutes of limitations	(334)	(563)	(616)
Balance as of end of year	$220,397	$591,458	$539,569

Prior year tax position activity in fiscal year 2019 includes the reversal of $221.5 million of tax reserves, primarily due to the settlement of an audit of the Company’s fiscal year 2009 through fiscal year 2011 federal corporate income tax returns, which also settled intercompany buy-in license payment issues for fiscal years 2012 through fiscal year 2019. Fiscal year 2019 settlements include $140.7 million of fiscal year 2009 through fiscal year 2018 advance tax payments made in June 2018 that were applied to additional federal tax liabilities generated by the federal tax audit settlement.

The total amount of gross unrecognized tax benefits as of June 29, 2019 that, if recognized, would affect the effective tax rate is $168.1 million. $52.3 million of unrecognized tax benefits would be offset by an increase in the valuation allowance for deferred tax assets and thus would not affect the effective tax rate.

The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount, before the federal and state benefit, of interest and penalties recognized in income tax expense during the fiscal years ended June 29, 2019, June 30, 2018, and June 24, 2017 was $(30.2) million, $27.8 million and $22.4 million, respectively, and the total amount of interest and penalties accrued as of June 29, 2019, June 30, 2018, and June 24, 2017 was $31.7 million, $61.9 million, and $71.4 million, respectively.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). In fiscal year 2017, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2012 through 2014, which is ongoing. The Company expects that in fiscal year 2020 the IRS will commence an audit of the Company's federal corporate income tax returns for fiscal years 2015 through 2017.

A summary of the fiscal tax years that remain subject to examination, as of June 29, 2019, for the Company's major tax jurisdictions are as follows:

United States - Federal	2012	-	Forward
Ireland	2015	-	Forward

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: RESTRUCTURING ACTIVITIES

During the fiscal year ended June 29, 2019, the Company recorded $5.6 million in “Severance and restructuring expenses" in the Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions, which impacted multiple job classifications and locations, as well as employee enrollments in voluntary separation programs.

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

During the fiscal year ended June 24, 2017, the Company recorded $12.5 million in “Severance and restructuring expenses" in the Consolidated Statements of Income related to various restructuring plans designed to reduce costs. These charges were primarily associated with continued reorganization of certain business units and functions and the closure of the Dallas, Texas campus, including ceasing operations of its wafer level packaging (“WLP”) manufacturing facilities. Multiple job classifications and locations were impacted by these activities. In connection with the WLP closure, the Company recorded accelerated depreciation charges of $3.5 million in “Cost of goods sold” and $0.8 million in "Operating expenses" in the Consolidated Statements of Income.

Restructuring Accruals

The Company has accruals for severance and restructuring payments within Accrued salary and related expenses in the accompanying Consolidated Balance Sheets. The following table summarizes changes in the accruals associated with these restructuring activities during the fiscal years ended June 29, 2019 and June 30, 2018:

	Balance, June 24, 2017	Fiscal Year 2018			Balance, June 30, 2018	Fiscal Year 2019			Balance, June 29, 2019
		Charges	Cash Payments	Change in Estimates		Charges	Cash Payments	Change in Estimates
	(in thousands)
Severance - All plans	$526	$15,464	$(12,617)	$(404)	$2,969	$5,632	$(7,446)	$(28)	$1,127

Charges and changes in estimates are included in Severance and restructuring expenses in the accompanying Consolidated Statements of Income.

Change in estimate
Due to the above-mentioned restructuring activities, the Company recorded accelerated depreciation resulting from the change in estimated useful lives of certain long-lived assets included in restructuring plans. This change in estimate resulted in additional expense and therefore impacted operating income, net income and earnings per share during the year ended June 24, 2017. Specifically, operating income decreased by $4.2 million; net income decreased by $3.9 million; basic earnings per share decreased by $0.01; and diluted earnings per share decreased by $0.02. The change in estimate had no material impact to the Company’s financial statements during the fiscal years ended June 29, 2019 and June 30, 2018.

NOTE 17: BENEFITS

Defined contribution plan

U.S. employees are automatically enrolled in the Maxim Integrated 401(k) Plan (the "Plan") when they meet eligibility requirements, unless they decline participation. Under the terms of the Plan, the Company matches 100% of the employee contributions for the first 3% of employee eligible compensation and an additional 50% match for the next 2% of employee eligible compensation, up to the IRS Annual Compensation Limits. Total defined contribution expense was $11.6 million, $12.6 million and $12.4 million in fiscal years 2019, 2018 and 2017, respectively.

Non-U.S. Pension Benefits

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sponsors defined-benefit pension plans in certain countries. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, with third party trustees, or into government-managed accounts, and accrues for the unfunded portion of the obligation.

The Company sponsors retirement plans for employees in the Philippines and certain other countries. These plans are non-contributory and defined benefit types that provide retirement to employees equal to one-month salary for every year of credited service. The benefits are paid in a lump sum amount upon retirement or separation from the Company. Total defined benefit liability was $12.6 million and $11.2 million as of June 29, 2019 and June 30, 2018, respectively. Total accumulated other comprehensive loss related to this retirement plan was $3.0 million, $1.0 million and $0.6 million for the fiscal years 2019, 2018, and 2017, respectively.

U.S. Employees Postretirement Medical Expense & Funded Status Reconciliation

The Company provides postretirement medical expenses to certain former employees of Dallas Semiconductor and to certain Maxim Integrated executives. The Company adopted the postretirement medical plan as a result of the Company's acquisition of Dallas Semiconductor in 2001. A reconciliation of the funded status of these postretirement benefits, is as follows:

	June 29, 2019	Estimated Fiscal Year 2020 Expense	June 30, 2018	Fiscal Year 2019 Expense
	(in thousands, except percentages)
Accumulated postretirement benefit obligation (APBO):
Retirees and beneficiaries	$(18,241)		$(18,023)
Active participants	(1,437)		(1,367)
Funded status	$(19,678)		$(19,390)

Actuarial gain (loss)	$118		$1,279
Prior service cost	—		—

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$1,172		$1,054
Prior service cost	606		962
Total	$1,778		$2,016

Net periodic postretirement benefit cost:
Interest cost		$695		$741
Amortization:
Prior service cost		356		356
Total net periodic postretirement benefit cost		$1,051		$1,097

Employer contributions		$747		$571

Economic assumptions:
Discount rate	3.6%		3.9%
Medical trend	7.25% - 5.0%		7.5%-5.0%

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following benefit payments are expected to be paid:

Non-Pension Benefits
Fiscal Year	(in thousands)
2020	$747
2021	819
2022	877
2023	893
2024	948
Thereafter	15,394
Total	$19,678

Dallas Semiconductor Split-Dollar Life Insurance

As a result of the Company's acquisition of Dallas Semiconductor in 2001, the Company assumed responsibility associated with a split-dollar life insurance policy held by a former Dallas Semiconductor director. The policy is owned by the individual with the Company retaining a limited collateral assignment.

The Company had $6.9 million and $5.5 million included in Other assets in the Consolidated Balance Sheets as of June 29, 2019 and June 30, 2018, respectively, associated with the limited collateral assignment to the policy. The Company had a $8.2 million and $6.3 million obligation included in Other Liabilities in the Consolidated Balance Sheets as of June 29, 2019 and June 30, 2018, respectively, related to the anticipated continued funding associated with the policy.

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2019	June 29, 2019	March 30, 2019	December 29, 2018	September 29, 2018
	(in thousands, except percentages and per share data)
Net revenues	$556,545	$542,383	$576,906	$638,495
Cost of goods sold	200,154	201,552	203,858	208,259
Gross margin	$356,391	$340,831	$373,048	$430,236
Gross margin %	64.0%	62.8%	64.7%	67.4%
Operating income	$173,571	$157,140	$182,204	$234,183
% of net revenues	31.2%	29.0%	31.6%	36.7%
Net income (1)	$367,558	$130,613	$131,892	$197,423

Earnings per share:
Basic	$1.35	$0.48	$0.48	$0.71
Diluted	$1.33	$0.47	$0.47	$0.70

Shares used in the calculation of earnings per share:
Basic	272,382	273,221	276,252	278,045
Diluted	275,834	276,610	280,008	282,454

Dividends declared and paid per share	$0.46	$0.46	$0.46	$0.46

(1)
The fiscal quarter ended June 29, 2019 includes $251.6 million of net income from the release of uncertain tax position and related interest reserves and a $47.7 million Transition Tax charge. The fiscal quarter ended December 29, 2018 includes a $22.1 million Transition Tax charge. For details, refer to Note 15: “Income Taxes”.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2018	June 30, 2018	March 31, 2018	December 30, 2017	September 23, 2017
	(in thousands, except percentages and per share data)
Net revenues (1)	$633,154	$648,599	$622,637	$575,676
Cost of goods sold	214,486	224,653	212,961	201,845
Gross margin	$418,668	$423,946	$409,676	$373,831
Gross margin %	66.1%	65.4%	65.8%	64.9%
Operating income	$222,395	$224,838	$201,048	$185,166
% of net revenues	35.1%	34.7%	32.3%	32.2%
Net income (loss) (2)	$194,172	$193,627	$(75,015)	$154,533

Earnings (loss) per share:
Basic	$0.70	$0.69	$(0.27)	$0.55
Diluted	$0.68	$0.68	$(0.27)	$0.54

Weighted-average shares used in the calculation of earnings (loss) per share:
Basic	279,304	280,850	281,560	282,170
Diluted	283,934	285,881	281,560	286,437

Dividends declared and paid per share	$0.42	$0.42	$0.36	$0.36

(1)
The fiscal quarter ended December 30, 2017, includes an incremental $22.0 million of revenue from beginning to recognize revenue with a certain distributor (less its estimate of future price adjustments and returns) upon shipment to the distributor (also referred to as the sell-in basis of revenue recognition). It also includes a $236.9 million provisional Transition Tax charge.  For details, refer to Note 15: “Income Taxes”.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and its subsidiaries (the “Company”) as of June 29, 2019 and June 30, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 29, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 29, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in fiscal year 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California

August 21, 2019

We have served as the Company’s auditor since 2016.

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Price adjustments and other revenue reserves
Year ended June 29, 2019 (1)	$—	$568,550	$(468,061)	$100,489

Returns and allowances
Year ended June 29, 2019 (1)	$140,115	$698	$(140,664)	$148
Year ended June 30, 2018	$46,575	$659,023	$(565,483)	$140,115
Year ended June 24, 2017	$31,461	$143,950	$(128,836)	$46,575

(1)
Subsequent to the adoption of Topic 606 on July 1, 2018, the revenue reserve allowances are presented on a gross basis as accrued Price adjustments and other revenue reserves in the Consolidated Balance Sheet. See Note 2 - Summary of Significant Accounting Policies.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Underwriting Agreement, dated June 8, 2017, between Maxim Integrated Products, Inc. and Merrill Lynch.	8-K	1.1	6/13/2017

3.1	Restated Certificate of Incorporation of the Company.	10-K	3.1	9/26/1995

3.2	Amendments to Restated Certificate of Incorporation of the Company.	10-K 10-K 10-Q 10-Q 8-K	3.3 3.3 3.3 3.3 3.1	9/29/1997 9/24/1998 2/08/2000 2/09/2001 11/17/2015

3.3	Amended and Restated Bylaws.	10-Q	3.1	1/27/2017

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1 (A)	The Company's Forms of Indemnity Agreement.	10-K	10.8	9/8/2005

10.2 (A)	Amended and Restated 1996 Stock Incentive Plan, as amended and restated.	Proxy Statement	Appendix B	9/30/2016

10.3 (A)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.26	9/24/2001

10.4 (A)	Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.28	9/24/2001

10.5 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees.	10-Q	10.30	11/5/2009

10.6 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders.	10-Q	10.31	11/5/2009

10.7 (A)	Employment Agreement between the Company and Tunç Doluca dated as of September 30, 1993.	10-K	10.33	9/30/2008

10.8 (A)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007.	10-Q	10.40	9/30/2008

10.9 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees.	10-Q	10.41	11/6/2008

10.10 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders.	10-Q	10.42	11/6/2008

10.11 (A)	2008 Employee Stock Purchase Plan, as amended.	Proxy Statement	Appendix A	9/30/2016

10.12 (A)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.45	8/26/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13 (A)	Change In Control Employee Severance Plan for U.S. Based Employees.	10-Q	10.4	10/20/2017

10.14 (A)	Change In Control Employee Severance Plan for Non-U.S. Based Employees.	10-Q	10.5	10/20/2017

10.15 (A)	Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.	10-Q	10.6	10/20/2017

10.16	Credit Agreement, dated October 13, 2011, and amended on June 27, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”).	10-Q	10.52	10/26/2011

10.17	Underwriting Agreement, dated March 11, 2013, between the Company and J.P. Morgan Securities LLC.	8-K	1.1	3/14/2013

10.18	Underwriting Agreement, dated June 8, 2017, between the Company and Merrill Lynch.	8-K	1.1	6/13/2017

10.19	Third Supplemental Indenture, dated as of November 21, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	11/21/2013

10.20	Indenture, dated June 10, 2010, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3	4.4	6/10/2010

10.21	Second Supplemental Indenture, dated as of March 18, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	3/21/2013

10.22	Fourth Supplemental Indenture, dated as of June 15, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	6/20/2017

10.23 (A)	Form of Global Performance Share Agreement.	10-Q	10.1	10/20/2017

10.24 (A)	Form of Global Restricted Stock Unit Agreement.	10-Q	10.2	10/20/2017

10.25 (A)	Form of Global Employee Stock Purchase Plan Agreement.	10-Q	10.3	10/20/2017

10.26	Second Amendment to Credit Agreement, dated July 21, 2015.	10-K	10.23	8/18/2015

10.27	Third Amendment to Credit Agreement, dated June 13, 2016.	10-K	10.25	8/12/2016

10.28 †	Supply Agreement between the Company and TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), a Delaware corporation and indirect wholly-owned subsidiary of Tower Semiconductor Ltd., an Israeli corporation, executed as of November 18, 2015.	10-Q/A	10.1	5/10/2016

10.29	Credit Agreement by and between Maxim Holding Company Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.1	6/24/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.30	Guaranty by Maxim Integrated Products, Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.2	6/24/2016

12.1	Statement of Ratio of Income to Fixed Charges.	Filed herewith

21.1	Subsidiaries of the Company.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________
(A) Management contract or compensatory plan or arrangement.
† Portions of the exhibit (indicated by bracketed asterisks) have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
160 Rio Robles
San Jose, California 95134
(408) 601-1000

Stock Listing

At August 8, 2019, there were approximately 650 stockholders of record of the Company's common stock as reported by Computershare. Maxim Integrated common stock is traded on the Nasdaq Global Select Market under the symbol “MXIM”.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 21, 2019	MAXIM INTEGRATED PRODUCTS, INC.

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

Signature	Title	Date

/s/ Tunç Doluca	President, Director and Chief Executive Officer	August 21, 2019
Tunç Doluca	(Principal Executive Officer)

/s/ Bruce E. Kiddoo	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	August 21, 2019
Bruce E. Kiddoo	(Principal Financial and Accounting Officer)

/s/ William P. Sullivan	Director and Chairman of the Board	August 21, 2019
William P. Sullivan

/s/ Tracy C. Accardi	Director	August 21, 2019
Tracy C. Accardi

/s/ James R. Bergman	Director	August 21, 2019
James R. Bergman

/s/ Joseph R. Bronson	Director	August 21, 2019
Joseph R. Bronson

	Director	August 21, 2019
Robert E. Grady

/s/ William D. Watkins	Director	August 21, 2019
William D. Watkins

/s/ MaryAnn Wright	Director	August 21, 2019
MaryAnn Wright