Form 10-Q
period 2019-09-28
MAXIM INTEGRATED PRODUCTS INC
filed 2019-10-30
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 1-34192
MAXIM INTEGRATED PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2896096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I. D. No.)

160 Rio Robles
San Jose, California 95134
(Address of Principal Executive Offices including Zip Code)

(408) 601-1000
(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	MXIM	The NASDAQ Global Select Market

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

As of October 15, 2019, there were 270,609,296 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2019	June 29, 2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,695,191	$1,757,342
Short-term investments	98,176	140,990
Total cash, cash equivalents and short-term investments	1,793,367	1,898,332
Accounts receivable, net of allowances of $99 at September 28, 2019 and $148 at June 29, 2019	370,316	360,016
Inventories	235,959	246,512
Other current assets	24,982	34,640
Total current assets	2,424,624	2,539,500
Property, plant and equipment, net	574,097	577,722
Intangible assets, net	52,376	56,242
Goodwill	532,251	532,251
Other assets	97,439	38,267
TOTAL ASSETS	$3,680,787	$3,743,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,794	$84,335
Price adjustment and other revenue reserves	90,206	100,490
Income taxes payable	31,704	33,765
Accrued salary and related expenses	96,168	118,704
Accrued expenses	42,644	33,873
Total current liabilities	342,516	371,167
Long-term debt	992,944	992,584
Income taxes payable	446,138	469,418
Other liabilities	117,903	65,537
Total liabilities	1,899,501	1,898,706

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	271	272
Retained earnings	1,793,012	1,856,358
Accumulated other comprehensive loss	(11,997)	(11,354)
Total stockholders’ equity	1,781,286	1,845,276
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,680,787	$3,743,982

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
	(in thousands, except per share data)

Net revenues	$533,040	$638,495
Cost of goods sold	189,717	208,259
Gross margin	343,323	430,236
Operating expenses:
Research and development	108,989	112,708
Selling, general and administrative	76,115	81,518
Intangible asset amortization	756	773
Severance and restructuring expenses	1,434	994
Other operating expenses (income), net	25	60
Total operating expenses	187,319	196,053
Operating income	156,004	234,183
Interest and other income (expense), net	1,829	(546)
Income before provision for income taxes	157,833	233,637
Income tax provision	17,677	36,214
Net income	$140,156	$197,423

Earnings per share:
Basic	$0.52	$0.71
Diluted	$0.51	$0.70

Shares used in the calculation of earnings per share:
Basic	271,388	278,045
Diluted	274,436	282,454

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Net income	$140,156	$197,423
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $(14) and $(27), respectively	118	1,092
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $165 and $(214), respectively	(859)	1,095
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(22) and $(19), respectively	98	78
Other comprehensive income (loss), net	(643)	2,265
Total comprehensive income	$139,513	$199,688

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 28, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 29, 2019	271,852	$272	$—	$1,856,358	$(11,354)	$1,845,276
Net income	—	—	—	140,156	—	140,156
Other comprehensive income (loss), net	—	—	—	—	(643)	(643)
Repurchase of common stock	(1,622)	(1)	(22,235)	(71,316)	—	(93,552)
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	(1,964)	—	(1,964)
Net issuance of restricted stock units	387	—	(9,943)	—	—	(9,943)
Stock options exercised	266	—	7,482	—	—	7,482
Stock-based compensation	—	—	24,696	—	—	24,696
Dividends paid, $0.48 per common share	—	—	—	(130,222)	—	(130,222)
Balance, September 28, 2019	270,883	$271	$—	$1,793,012	$(11,997)	$1,781,286

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 29, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 30, 2018	278,664	$279	$—	$1,945,646	$(14,985)	$1,930,940
Net income	—	—	—	197,423	—	197,423
Other comprehensive income (loss), net	—	—	—	—	2,265	2,265
Repurchase of common stock	(1,862)	—	(19,563)	(92,935)	—	(112,498)
Cumulative-effect adjustment for adoption of ASU 2016-01	—	—	—	2,487	—	2,487
Net issuance of restricted stock units	297	—	(7,528)	—	—	(7,528)
Stock options exercised	331	—	6,608	—	—	6,608
Stock-based compensation	—	—	20,483	—	—	20,483
Dividends paid, $0.46 per common share	—	—	—	(127,857)	—	(127,857)
Balance, September 29, 2018	277,430	$279	$—	$1,924,764	$(12,720)	$1,912,323

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$140,156	$197,423
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	24,671	20,497
Depreciation and amortization	23,921	31,191
Deferred taxes	453	(3,032)
Loss (gain) on disposal of property, plant and equipment	376	621
Other adjustments	27	(117)
Changes in assets and liabilities:
Accounts receivable	(20,584)	(23,604)
Inventories	10,578	7,002
Other current assets	(52,443)	(12,625)
Accounts payable	1,242	(5,263)
Income taxes payable	(25,341)	33,743
Accrued salary and related expenses	(22,536)	(45,408)
All other accrued liabilities	60,750	6,757
Net cash provided by (used in) operating activities	141,270	207,185
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,631)	(18,316)
Proceeds from sale of property, plant and equipment	43	1
Proceeds from sale of available-for-sale securities	—	8,438
Proceeds from maturity of available-for-sale securities	42,921	301,834
Payment in connection with business acquisition, net of cash acquired	—	(2,949)
Purchases of available-for-sale securities	—	(190,880)
Purchases of private company investments	—	(750)
Proceeds from private company investments	516	—
Other investing activities	(35)	—
Net cash provided by (used in) investing activities	22,814	97,378
Cash flows from financing activities:
Contingent consideration paid	—	(8,000)
Net issuance of restricted stock units	(9,943)	(7,528)
Proceeds from stock options exercised	7,482	6,608
Repurchase of common stock	(93,552)	(112,498)
Dividends paid	(130,222)	(127,857)
Net cash provided by (used in) financing activities	(226,235)	(249,275)
Net increase (decrease) in cash and cash equivalents	(62,151)	55,288
Cash and cash equivalents:
Beginning of period	$1,757,342	$1,543,484
End of period	$1,695,191	$1,598,772
Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$32,156	$10,988
Cash paid for interest	$8,438	$8,438
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$8,307	$5,590

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 28, 2019 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2019 and 2020 are 52-week fiscal years.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). Topic 842 states that lessees will recognize a lease liability for the commitment to make lease payments and a right-of-use asset for the underlying asset, for the duration of the lease. The FASB also issued ASU 2018-10 and ASU 2018-11 which provide improvements to ASU 2016-02 and an additional transition method option, respectively. This transition method allows a Company to apply the new lease accounting standard on adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted ASU 2016-02 in the first quarter of fiscal year 2020.

The Company adopted the new standard using the modified retrospective method and electing the optional transition method practical expedient. Under the optional transition method, the Company recognized a cumulative-effect adjustment to the consolidated balance sheet and did not adjust comparative prior period information.

The Company elected multiple practical expedients permitted:

•	the hindsight practical expedient, in which the Company elected to use hindsight up until the effective date in determining the lease term and assessing impairment of right-of-use assets;

•
the practical expedient package that allows the Company to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard; and

•	the practical expedient to combine lease and non-lease components.

The Company also elected an accounting policy in which it will not apply the recognition requirements to leases with an initial term of 12 months or less.

Effective June 30, 2019, the first day of adoption, the Company recognized $61.0 million of operating lease right-of-use assets and $65.2 million of operating lease liabilities on its Consolidated Balance Sheet. The adoption of the standard had an immaterial impact on retained earnings.

Updated Lease Accounting Policy

The Company determines if an arrangement is, or contains, a lease at inception. Lease right-of-use (ROU) assets are recorded as other assets, short-term lease obligations are recorded as accrued expenses and long-term lease obligations are recorded as other liabilities on the Company's Consolidated Balance Sheet. The Company’s classes of assets include real estate leases, equipment leases, and vehicle leases.

Lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When discount rates implicit in leases cannot be readily determined, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of future payments.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. Lease expense is recognized on a straight-line basis over the lease term. The Company elected to combine lease and non-lease components for all asset classes. In addition, the Company does not apply the recognition requirements to leases with lease terms of 12 months or less.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	September 28, 2019	June 29, 2019
	(in thousands)
Raw materials	$17,085	$16,121
Work-in-process	148,350	160,273
Finished goods	70,524	70,118
Total inventories	$235,959	$246,512

Property, plant and equipment, net, consist of:

	September 28, 2019	June 29, 2019
	(in thousands)
Land	$17,720	$17,720
Buildings and building improvements	287,437	265,191
Machinery, equipment and software	1,360,956	1,367,606
Total	1,666,113	1,650,517
Less: accumulated depreciation	(1,092,016)	(1,072,795)
Total property, plant and equipment, net	$574,097	$577,722

Accrued salary and related expenses consist of:

	September 28, 2019	June 29, 2019
	(in thousands)
Accrued vacation	$29,958	$30,251
Accrued bonus	20,078	71,466
Accrued salaries	16,209	8,329
Accrued fringe benefits	5,222	4,807
Other	24,701	3,851
Total accrued salary and related expenses	$96,168	$118,704

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of acquisition-related contingent consideration liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 28, 2019				June 29, 2019
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$176,919	$—	$—	$176,919	$186,819	$—	$—	$186,819
Short-term investments
Certificates of deposit	—	—	—	—	—	1,000	—	1,000
Corporate debt securities	—	98,176	—	98,176	—	139,990	—	139,990
Other current assets
Foreign currency forward contracts	—	104	—	104	—	651	—	651
Total assets	$176,919	$98,280	$—	$275,199	$186,819	$141,641	$—	$328,460

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$638	$—	$638	$—	$148	$—	$148
Contingent consideration	—	—	9,052	9,052	—	—	9,052	9,052
Total Liabilities	$—	$638	$9,052	$9,690	$—	$148	$9,052	$9,200

During the three months ended September 28, 2019 and the year ended June 29, 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 28, 2019 and June 29, 2019 other than impairments of long-lived assets.

As of September 28, 2019 and June 29, 2019, the fair market value of private company investments amounted to $20.2 million and $20.7 million, respectively. The aggregate amount of unrealized losses recognized from these investments were $3.6 million and $3.6 million, respectively, as of September 28, 2019 and June 29, 2019.

Unrealized gains (losses) on private company investments were not material during the three months ended September 28, 2019 and September 29, 2018.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	September 28, 2019				June 29, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Certificates of deposit	$—	$—	$—	$—	$1,000	$—	$—	$1,000
Corporate debt securities	98,099	83	(6)	98,176	140,031	68	(109)	139,990
Total available-for-sale investments	$98,099	$83	$(6)	$98,176	$141,031	$68	$(109)	$140,990

In the three months ended September 28, 2019 and September 29, 2018, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between September 29, 2019 and March 12, 2021.

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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). As of September 28, 2019 and June 29, 2019, the notional amounts of the forward contracts the Company held to purchase international currencies were $43.0 million and $48.5 million, respectively. As of September 28, 2019 and June 29, 2019, the Company did not hold any forward contracts to sell international currencies.

Derivatives not designated as hedging instruments

As of September 28, 2019 and June 29, 2019, the notional amounts of the forward contracts the Company held to purchase international currencies were $21.7 million and $19.6 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $21.9 million and $21.1 million, respectively. The Company's foreign currency forward contract gains or losses included in the Condensed Consolidated Statements of Income were not material for the three months ended September 28, 2019 and September 29, 2018.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following tables summarize the gains (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended			Three Months Ended
	September 28, 2019			September 29, 2018
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$533,040	$189,717	$187,319	$638,495	$208,259	$196,053

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$120	$(370)	$39	$(514)	$(1,225)

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	September 28, 2019	June 29, 2019
	(in thousands)
3.45% fixed rate notes due June 2027	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,000,000	1,000,000
Less: Reduction for unamortized discount and debt issuance costs	(7,056)	(7,416)
Total long-term debt	$992,944	$992,584

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $8.9 million and $12.4 million during the three months ended September 28, 2019 and September 29, 2018, respectively.

The estimated fair value of the Company’s outstanding debt obligations was approximately $1.03 billion as of September 28, 2019. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $9.3 million and $12.6 million during the three months ended September 28, 2019, and September 29, 2018, respectively.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At September 28, 2019, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 28, 2019 and September 29, 2018, respectively:

	Three Months Ended				Three Months Ended
	September 28, 2019				September 29, 2018
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$9	$2,280	$669	$2,958	$10	$1,761	$507	$2,278
Research and development	4	9,485	1,395	10,884	11	8,692	1,155	9,858
Selling, general and administrative	67	9,953	810	10,830	56	7,645	661	8,362
Pre-tax stock-based compensation expense	$80	$21,718	$2,874	$24,672	$77	$18,098	$2,323	$20,498
Less: income tax effect				2,888				1,964
Net stock-based compensation expense				$21,784				$18,534

The expenses included in the Condensed Consolidated Statements of Income for RSUs include expenses related to MSUs of $4.4 million and $2.4 million for the three months ended September 28, 2019 and September 29, 2018, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three months ended September 28, 2019 and September 29, 2018.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 28, 2019 and related activity for the three months ended September 28, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2019	777,413	$28.30
Options Granted	—	—
Options Exercised	(253,017)	27.99
Options Cancelled	(16,575)	27.30
Balance at September 28, 2019	507,821	$28.34	1.0	$14,665,580
Exercisable, September 28, 2019	507,821	$28.34	1.0	$14,665,580
Vested and expected to vest, September 28, 2019	507,821	$28.34	1.0	$14,665,580

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on September 27, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 28, 2019.

As of September 28, 2019, there was no unrecognized stock compensation from unvested stock options.

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

The weighted-average fair value of RSUs and other awards granted was $47.61 and $54.98 per share for the three months ended September 28, 2019 and September 29, 2018, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of September 28, 2019 and related activity during the three months ended September 28, 2019:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2019	4,918,306
Restricted stock units and other awards granted	1,427,637
Restricted stock units and other awards released	(393,643)
Restricted stock units and other awards cancelled	(124,175)
Balance at September 28, 2019	5,828,125	3.0	$333,485,313
Outstanding and expected to vest, September 28, 2019	4,806,421	2.9	$275,023,419

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on September 27, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of September 28, 2019.

The Company withheld shares totaling $9.9 million in value as a result of employee withholding taxes based on the value of RSUs on their vesting date for the three months ended September 28, 2019. Total payments for employees’ tax obligations to taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 28, 2019, there was $193.4 million of unrecognized compensation expense related to 5.8 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Market Stock Units (MSUs)

The Company grants MSUs to senior members of management in lieu of granting stock options. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017 and after, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD or the TSR of the companies included in the XSD, as applicable. Vesting for MSUs is contingent upon both service and market conditions and has a four-year vesting cliff period. MSUs granted after August 2017 vest based upon annual performance and are subject to continued service through the end of the four-year period but will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

The weighted-average fair value of MSUs granted was $54.70 and $75.48 per share for the three months ended September 28, 2019 and September 29, 2018, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of September 28, 2019 and their activity during the three months ended September 28, 2019:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2019	1,048,532
Market stock units granted	259,984
Market stock units released	(183,974)
Market stock units cancelled	(98,418)
Balance at September 28, 2019	1,026,124	3.0	$58,714,815
Outstanding and expected to vest, September 28, 2019	404,928	2.9	$23,169,973

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on September 27, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of September 28, 2019.

As of September 28, 2019, there was $37.1 million of unrecognized compensation expense related to 1.0 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of 2008 ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

Three Months Ended
	September 28, 2019	September 29, 2018
Expected holding period (in years)	0.5 years	0.5 years
Risk-free interest rate	2.3% - 2.7%	1.6% - 2.1%
Expected stock price volatility	29.5% - 31.3%	19.6% - 32.7%
Dividend yield	3.1% - 3.4%	2.8% - 3.1%

As of September 28, 2019, there was $4.0 million of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	September 28, 2019	September 29, 2018
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$140,156	$197,423

Denominator for basic earnings per share	271,388	278,045
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	3,048	4,409
Denominator for diluted earnings per share	274,436	282,454

Earnings per share
Basic	$0.52	$0.71
Diluted	$0.51	$0.70

For the three months ended September 28, 2019 and September 29, 2018 no stock awards were determined to be anti-dilutive. Therefore, none were excluded from the calculation of diluted earnings per share.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 28, 2019	September 29, 2018
	(in thousands)
United States	$55,799	$72,129
China	197,299	219,298
Rest of Asia	169,914	220,381
Europe	95,940	111,369
Rest of World	14,088	15,318
	$533,040	$638,495

Net long-lived assets by geographic region were as follows:

	September 28, 2019	June 29, 2019
	(in thousands)
United States	$379,053	$379,308
Philippines	99,518	102,634
Rest of World	95,526	95,780
	$574,097	$577,722

NOTE 9: COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the three months ended September 28, 2019 and September 29, 2018 were as follows:

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 29, 2019	$(6,280)	$(4,322)	$(1,136)	$425	$(41)	$(11,354)
Other comprehensive income (loss) before reclassifications	—	—	—	(1,274)	132	(1,142)
Amounts reclassified out of accumulated other comprehensive (income) loss	—	120	—	250	—	370
Tax effects	—	(22)	—	165	(14)	129
Other comprehensive income (loss), net	—	98	—	(859)	118	(643)
September 28, 2019	$(6,280)	$(4,224)	$(1,136)	$(434)	$77	$(11,997)

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 30, 2018	$(6,280)	$(2,516)	$(1,136)	$(1,383)	$(3,670)	$(14,985)
Other comprehensive income (loss) before reclassifications	—	—	—	(391)	1,119	728
Amounts reclassified out of accumulated other comprehensive (income) loss	—	97	—	1,700	—	1,797
Tax effects	—	(19)	—	(214)	(27)	(260)
Other comprehensive income (loss), net	—	78	—	1,095	1,092	2,265
September 29, 2018	$(6,280)	$(2,438)	$(1,136)	$(288)	$(2,578)	$(12,720)

NOTE 10: INCOME TAXES

In the three months ended September 28, 2019 and September 29, 2018, the Company recorded an income tax provision of $17.7 million and $36.2 million, respectively. The Company’s effective tax rate for the three months ended September 28, 2019 and September 29, 2018 was 11.2% and 15.5%, respectively.
The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three months ended September 28, 2019 and September 29, 2018 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense related to Global Intangible Low-Taxed Income.

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

During the three months ended September 28, 2019, the Company repurchased approximately 1.6 million shares of its common stock for $93.6 million. As of September 28, 2019, the Company had remaining authorization of $1.0 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: LEASES

The Company's lease obligations consist of operating leases for domestic and international office facilities, data centers, and equipment. These leases expire at various dates through fiscal year 2031. For the three months ended September 28, 2019, the Company recorded operating lease expense of $2.9 million.

Leases are included in the following Condensed Consolidated Balance Sheet lines:

September 28, 2019
(in thousands)
Other assets	$58,881

Accrued expenses	$10,024
Other liabilities	$53,099

Future minimum lease payments under non-cancelable operating leases as of September 28, 2019 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2020	$9,051
2021	11,647
2022	10,665
2023	9,549
2024	8,215
Thereafter	22,064
Total	71,191
Less imputed interest	8,204
Total	$62,987

Other information related to leases as of September 28, 2019 are as follows:

Three Months Ended
September 28, 2019
Supplemental cash flow information	(in thousands)
Operating cash flows used for operating leases	$2,863
Weighted-average remaining lease term - operating leases, in years	7
Weighted-average discount rate - operating leases	3.45%

The incremental borrowing rate used by the Company is based on the most recent June 2017 debt offering of the Company's 3.450% senior unsecured and unsubordinated notes.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

There were no changes to goodwill for the three months ended September 28, 2019.

No indicators or instances of impairment were identified in the three months and fiscal year ended September 28, 2019 and June 29, 2019, respectively.

Intangible Assets

Intangible assets consisted of the following:

	September 28, 2019			June 29, 2019
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$490,136	$448,668	$41,468	$487,346	$445,558	$41,788
Customer relationships	116,505	106,573	9,932	116,505	105,901	10,604
Trade name	9,974	8,998	976	9,974	8,914	1,060
Patents	2,500	2,500	—	2,500	2,500	—
Total amortizable purchased intangible assets	619,115	566,739	52,376	616,325	562,873	53,452
In-process research & development (IPR&D)	—	—	—	2,790	—	2,790
Total purchased intangible assets	$619,115	$566,739	$52,376	$619,115	$562,873	$56,242

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Cost of goods sold	$3,111	$6,915
Intangible asset amortization	756	773
Total intangible asset amortization expenses	$3,867	$7,688

The following table represents the estimated future amortization expense of intangible assets as of September 28, 2019:

Amount
Fiscal Year	(in thousands)
Remaining nine months of 2020	$11,600
2021	13,767
2022	8,088
2023	7,604
2024	4,628
Thereafter	6,689
Total intangible assets	$52,376

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

At the beginning of fiscal year 2020, we combined our Computing Major End-Market category with our Communications and Data Center Major End-Market category. Our former Computing Major End-Market category focused on Desktop Computers, Notebook Computers, and Peripherals and Other Computer markets.

Our linear and mixed-signal products now serve four major end-markets: (i) Automotive, (ii) Communications and Data Center, (iii) Consumer and (iv) Industrial. These major end-markets and their corresponding markets are noted in the table below:

MAJOR END-MARKET	MARKET

AUTOMOTIVE	Infotainment
Powertrain
Body Electronics
Safety and Security

COMMUNICATIONS & DATA CENTER	Base Stations
Data Center
Data Storage
Desktop Computers
Network & Datacom
Notebook Computers
Peripherals & Other Computer
Server
Telecom
Other Communications

CONSUMER	Smartphones
Digital Cameras
Handheld Computers
Home Entertainment & Appliances
Wearables
Other Consumer

INDUSTRIAL	Automatic Test Equipment
Control & Automation
Electrical Instrumentation
Financial Terminals
Medical
Security
USB Extension
Other Industrial

CRITICAL ACCOUNTING POLICIES

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenues; valuation of inventories, which impacts costs of goods sold and gross margins; the assessment of recoverability of long-lived assets, which impacts impairment of long-lived assets; assessment of recoverability of intangible assets and goodwill, which impacts impairment of goodwill and intangible assets; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further in the Management’s Discussion and Analysis of Financial Condition in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements - Note 2, there have been no material changes during the three months ended September 28, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 28, 2019	September 29, 2018

Net revenues	100.0%	100.0%
Cost of goods sold	35.6%	32.6%
Gross margin	64.4%	67.4%
Operating expenses:
Research and development	20.4%	17.7%
Selling, general and administrative	14.3%	12.8%
Intangible asset amortization	0.1%	0.1%
Severance and restructuring expenses	0.3%	0.2%
Other operating expenses (income), net	—%	—%
Total operating expenses	35.1%	30.7%
Operating income	29.3%	36.7%
Interest and other income (expense), net	0.3%	(0.1)%
Income before provision for income taxes	29.6%	36.6%
Income tax provision (benefit)	3.3%	5.7%
Net income	26.3%	30.9%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 28, 2019	September 29, 2018
Cost of goods sold	0.6%	0.5%
Research and development	2.0%	1.4%
Selling, general and administrative	2.0%	1.2%
	4.6%	3.1%

Net Revenues

Net revenues were $533.0 million and $638.5 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Revenue from industrial products was down by 21% due to lower shipments in control and automation and automatic test equipment products. Revenue from communication and data center products was down by 25% due to lower shipments in network and data communications, data center and other communications products. These results include net revenues for the three months ended September 29, 2018 that align with our revised end-market categories.

During the three months ended September 28, 2019 and September 29, 2018, approximately 90% and 89% of net revenues, respectively, were derived from customers outside of the United States. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 28, 2019 and September 29, 2018 was immaterial.

Gross Margin

Our gross margin percentages were 64.4% and 67.4% for the three months ended September 28, 2019 and September 29, 2018, respectively. Our gross margin decreased by 3.0 percentage points, primarily due to lower revenues.

Research and Development

Research and development expenses were $109.0 million and $112.7 million for the three months ended September 28, 2019 and September 29, 2018, respectively, which represented 20.4% and 17.7% of net revenues for each respective period. The $3.7 million decrease was due to lower salaries and related personnel costs.

Selling, General and Administrative

Selling, general and administrative expenses were $76.1 million and $81.5 million for the three months ended September 28, 2019 and September 29, 2018, respectively, which represented 14.3% and 12.8% of net revenues for each respective period. The $5.4 million decrease was due to lower salaries and related personnel costs, and lower depreciation expense.

Provision for Income Taxes

In the three months ended September 28, 2019 and September 29, 2018, the Company recorded an income tax provision of $17.7 million and $36.2 million, respectively. The Company’s effective tax rate for the three months ended September 28, 2019 and September 29, 2018 was 11.2% and 15.5%, respectively.

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three months ended September 28, 2019 and September 29, 2018 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated primarily by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense related to Global Intangible Low-Taxed Income.

BACKLOG

As of September 28, 2019 and June 29, 2019, our current quarter backlog was approximately $401.8 million and $391.3 million respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Three Months Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Net cash provided by (used in) operating activities	$141,270	$207,185
Net cash provided by (used in) investing activities	22,814	97,378
Net cash provided by (used in) financing activities	(226,235)	(249,275)
Net increase (decrease) in cash and cash equivalents	$(62,151)	$55,288
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities decreased by $65.9 million for the three months ended September 28, 2019 compared with the three months ended September 29, 2018 due to lower net income, partially offset by changes in working capital.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities, and capital expenditures.

Cash provided by investing activities decreased by $74.6 million for the three months ended September 28, 2019 compared with the three months ended September 29, 2018. The decrease was due to lower proceeds from maturity of available-for-sale securities and lower purchases of available-for-sale securities.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock, and payment of dividends to stockholders.

Cash used in financing activities decreased by $23.0 million for the three months ended September 28, 2019 compared with the three months ended September 29, 2018 due to lower share repurchases.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

As of September 28, 2019, our available funds consisted of $1.8 billion in cash, cash equivalents and short-term investments.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the three months ended September 28, 2019, we repurchased an aggregate of $93.6 million of the Company's common stock.

During the three months ended September 28, 2019, we paid cash dividends of $0.48 per common share totaling $130.2 million.

We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of September 28, 2019, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended September 28, 2019 and September 29, 2018 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 28, 2019. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2019. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019, which is incorporated herein by reference.

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

The following table summarizes the activity related to stock repurchases for the three months ended September 28, 2019:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jun 30, 2019 - Jul 27, 2019	436	$61.35	436	$1,088,234
Jul 28, 2019 - Aug 24, 2019	531	56.22	531	1,058,397
Aug 25, 2019 - Sep 28, 2019	655	56.45	655	1,021,431
Total for the quarter	1,622	$57.69	1,622	$1,021,431

In the three months ended September 28, 2019, the Company repurchased approximately 1.6 million shares of its common stock for approximately $93.6 million. As of September 28, 2019, the Company had remaining authorization of $1.0 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits

10.1	Form of Global Performance Share Agreement for FY2020
10.2	Form of Global Restricted Stock Unit Agreement
10.3	Form of Global Employee Stock Purchase Plan Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

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

October 30, 2019	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Brian C. White
Brian C. White
Senior Vice President, Chief Financial Officer