Form 10-Q
period 2019-12-28
MAXIM INTEGRATED PRODUCTS INC
filed 2020-01-29
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of January 17, 2020, there were 269,394,184 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28, 2019	June 29, 2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,720,194	$1,757,342
Short-term investments	63,006	140,990
Total cash, cash equivalents and short-term investments	1,783,200	1,898,332
Accounts receivable, net of allowances of $723 at December 28, 2019 and $148 at June 29, 2019	348,342	360,016
Inventories	223,958	246,512
Other current assets	23,797	34,640
Total current assets	2,379,297	2,539,500
Property, plant and equipment, net	571,359	577,722
Intangible assets, net	48,509	56,242
Goodwill	532,251	532,251
Other assets	95,413	38,267
TOTAL ASSETS	$3,626,829	$3,743,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,449	$84,335
Price adjustment and other revenue reserves	105,237	100,490
Income taxes payable	38,307	33,765
Accrued salary and related expenses	94,739	118,704
Accrued expenses	32,739	33,873
Total current liabilities	360,471	371,167
Long-term debt	993,303	992,584
Income taxes payable	433,743	469,418
Other liabilities	112,803	65,537
Total liabilities	1,900,320	1,898,706

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock and capital in excess of par value	270	272
Retained earnings	1,737,528	1,856,358
Accumulated other comprehensive loss	(11,289)	(11,354)
Total stockholders’ equity	1,726,509	1,845,276
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,626,829	$3,743,982

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(in thousands, except per share data)

Net revenues	$551,070	$576,906	$1,084,110	$1,215,401
Cost of goods sold	190,546	203,858	380,263	412,117
Gross margin	360,524	373,048	703,847	803,284
Operating expenses:
Research and development	111,914	110,303	220,903	223,011
Selling, general and administrative	76,071	77,853	152,186	159,372
Intangible asset amortization	756	756	1,512	1,529
Impairment of long-lived assets	—	753	—	753
Severance and restructuring expenses	2,728	1,179	4,162	2,173
Other operating expenses (income), net	(1)	—	24	60
Total operating expenses	191,468	190,844	378,787	386,898
Operating income	169,056	182,204	325,060	416,386
Interest and other income (expense), net	(17)	472	1,812	(74)
Income before provision for income taxes	169,039	182,676	326,872	416,312
Income tax provision	22,989	50,784	40,666	86,997
Net income	$146,050	$131,892	$286,206	$329,315

Earnings per share:
Basic	$0.54	$0.48	$1.06	$1.19
Diluted	$0.53	$0.47	$1.04	$1.17

Shares used in the calculation of earnings per share:
Basic	270,330	276,252	270,859	277,144
Diluted	273,269	280,008	273,884	281,414

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
			(in thousands)
Net income	$146,050	$131,892	$286,206	$329,315
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $(3), $(201), $(17) and $(228), respectively	—	885	118	1,977
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(117), $(96), $48 and $(310), respectively	610	423	(249)	1,518
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(20), $(18), $(42) and $(37), respectively	98	76	196	154
Other comprehensive income (loss), net	708	1,384	65	3,649
Total comprehensive income	$146,758	$133,276	$286,271	$332,964

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 28, 2019	December 29, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$286,206	$329,315
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	48,738	42,153
Depreciation and amortization	48,008	57,994
Deferred taxes	(2,231)	(8,206)
Loss (gain) on disposal of property, plant and equipment	489	2,896
Other adjustments	5,961	636
Changes in assets and liabilities:
Accounts receivable	16,421	19,798
Inventories	22,583	3,497
Other assets	(55,820)	(6,587)
Accounts payable	4,844	2,401
Income taxes payable	(31,133)	33,261
Accrued salary and related expenses	(23,965)	(45,783)
Other liabilities	58,634	60
Net cash provided by (used in) operating activities	378,735	431,435
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,301)	(30,913)
Proceeds from sale of property, plant and equipment	171	2
Proceeds from sale of available-for-sale securities	—	27,253
Proceeds from maturity of available-for-sale securities	78,067	718,554
Payment in connection with business acquisition, net of cash acquired	—	(2,949)
Purchases of available-for-sale securities	—	(214,587)
Purchases of private company investments	—	(906)
Other investing activities	(68)	—
Net cash provided by (used in) investing activities	43,869	496,454
Cash flows from financing activities:
Repayment of debt	—	(500,000)
Contingent consideration paid	(8,000)	(8,000)
Net issuance of restricted stock units	(17,566)	(13,444)
Proceeds from stock options exercised	8,820	13,843
Issuance of common stock under employee stock purchase program	18,535	17,689
Repurchase of common stock	(201,509)	(320,056)
Dividends paid	(260,032)	(254,665)
Net cash provided by (used in) financing activities	(459,752)	(1,064,633)
Net increase (decrease) in cash and cash equivalents	(37,148)	(136,744)
Cash and cash equivalents:
Beginning of period	$1,757,342	$1,543,484
End of period	$1,720,194	$1,406,740
Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$63,692	$60,946
Cash paid for interest	$17,063	$23,313
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$12,360	$14,660

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 28, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, September 28, 2019	270,883	$271	$—	$1,793,012	$(11,997)	$1,781,286
Net income	—	—	—	146,050	—	146,050
Other comprehensive income (loss), net	—	—	—	—	708	708
Repurchase of common stock	(1,862)	(1)	(36,321)	(71,635)	—	(107,957)
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	(89)	—	(89)
Net issuance of restricted stock units	270	—	(7,623)	—	—	(7,623)
Stock options exercised	50	—	1,338	—	—	1,338
Stock-based compensation	—	—	24,071	—	—	24,071
Common stock issued under Employee Stock Purchase Plan	402	—	18,535	—	—	18,535
Dividends paid, $0.48 per common share	—	—	—	(129,810)	—	(129,810)
Balance, December 28, 2019	269,743	$270	$—	$1,737,528	$(11,289)	$1,726,509

	Six Months Ended December 28, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 29, 2019	271,852	$272	$—	$1,856,358	$(11,354)	$1,845,276
Net income	—	—	—	286,206	—	286,206
Other comprehensive income (loss), net	—	—	—	—	65	65
Repurchase of common stock	(3,484)	(2)	(58,556)	(142,951)	—	(201,509)
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	(2,053)	—	(2,053)
Net issuance of restricted stock units	657	—	(17,566)	—	—	(17,566)
Stock options exercised	316	—	8,820	—	—	8,820
Stock-based compensation	—	—	48,767	—	—	48,767
Common stock issued under Employee Stock Purchase Plan	402	—	18,535	—	—	18,535
Dividends paid, $0.96 per common share	—	—	—	(260,032)	—	(260,032)
Balance, December 28, 2019	269,743	$270	$—	$1,737,528	$(11,289)	$1,726,509

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 29, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, September 29, 2018	277,430	$279	$—	$1,924,764	$(12,720)	$1,912,323
Net income	—	—	—	131,892	—	131,892
Other comprehensive income (loss), net	—	—	—	—	1,384	1,384
Repurchase of common stock	(3,960)	—	(44,181)	(163,377)	—	(207,558)
Net issuance of restricted stock units	281	—	(5,916)	—	—	(5,916)
Stock options exercised	191	—	7,235	—	—	7,235
Stock-based compensation	—	—	21,702	—	—	21,702
Modification of liability to equity instruments (1)	—	—	3,471	—	—	3,471
Common stock issued under Employee Stock Purchase Plan	384	—	17,689	—	—	17,689
Dividends paid, $0.46 per common share	—	—	—	(126,808)	—	(126,808)
Balance, December 29, 2018	274,326	$279	$—	$1,766,471	$(11,336)	$1,755,414

	Six Months Ended December 29, 2018
	Common Stock			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares		Par Value
	(in thousands)

Balance, June 30, 2018	278,664		$279	$—	$1,945,646	$(14,985)	$1,930,940
Net income	—		—	—	329,315	—	329,315
Other comprehensive income (loss), net	—		—	—	—	3,649	3,649
Repurchase of common stock	(5,822)		—	(63,744)	(256,312)	—	(320,056)
Cumulative-effect adjustment for adoption of ASU 2016-01	—	—	—	—	2,487	—	2,487
Net issuance of restricted stock units	578		—	(13,444)	—	—	(13,444)
Stock options exercised	522		—	13,843	—	—	13,843
Stock-based compensation	—		—	42,185	—	—	42,185
Modification of liability to equity instruments (1)	—		—	3,471	—	—	3,471
Common stock issued under Employee Stock Purchase Plan	384		—	17,689	—	—	17,689
Dividends paid, $0.92 per common share	—		—	—	(254,665)	—	(254,665)
Balance, December 29, 2018	274,326		$279	$—	$1,766,471	$(11,336)	$1,755,414

________________
(1) In December 2018, $3.5 million was reclassified from accrued salaries to additional paid-in capital due to a settlement agreement relating to the expiration of stock options.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 28, 2019 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

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

Effective June 30, 2019, the first day of adoption, the Company recognized $61.0 million of operating lease right-of-use assets and $65.2 million of operating lease liabilities on its Consolidated Balance Sheet. The difference of $4.2 million was primarily due to deferred rent, partially offset by prepaid rent for leases that existed as of the date of adoption, which decreased the opening balance of lease right-of-use (ROU) assets.

Updated Lease Accounting Policy

The Company determines if an arrangement is, or contains, a lease at inception. ROU assets are recorded as other assets, short-term lease obligations are recorded as accrued expenses and long-term lease obligations are recorded as other liabilities on the Company's Consolidated Balance Sheet. The Company’s classes of assets include real estate leases, equipment leases, and vehicle leases.

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

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	December 28, 2019	June 29, 2019
	(in thousands)
Raw materials	$13,222	$16,121
Work-in-process	142,551	160,273
Finished goods	68,185	70,118
Total inventories	$223,958	$246,512

Property, plant and equipment, net, consist of:

	December 28, 2019	June 29, 2019
	(in thousands)
Land	$17,720	$17,720
Buildings and building improvements	306,052	265,191
Machinery, equipment and software	1,338,349	1,367,606
Total	1,662,121	1,650,517
Less: accumulated depreciation	(1,090,762)	(1,072,795)
Total property, plant and equipment, net	$571,359	$577,722

Accrued salary and related expenses consist of:

	December 28, 2019	June 29, 2019
	(in thousands)
Accrued vacation	$31,223	$30,251
Accrued bonus	35,182	71,466
Accrued salaries	8,886	8,329
Accrued fringe benefits	6,397	4,807
Other	13,051	3,851
Total accrued salary and related expenses	$94,739	$118,704

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of acquisition-related contingent consideration liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 28, 2019				June 29, 2019
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$175,298	$—	$—	$175,298	$186,819	$—	$—	$186,819
Short-term investments
Certificates of deposit	—	—	—	—	—	1,000	—	1,000
Corporate debt securities	—	63,006	—	63,006	—	139,990	—	139,990
Other current assets
Foreign currency forward contracts	—	361	—	361	—	651	—	651
Total assets	$175,298	$63,367	$—	$238,665	$186,819	$141,641	$—	$328,460

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$186	$—	$186	$—	$148	$—	$148
Contingent consideration	—	—	—	—	—	—	9,052	9,052
Total Liabilities	$—	$186	$—	$186	$—	$148	$9,052	$9,200

During the six months ended December 28, 2019 and the year ended June 29, 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 28, 2019 and June 29, 2019 other than impairments of long-lived assets.

As of December 28, 2019 and June 29, 2019, the fair value of private company investments amounted to $20.9 million and $20.7 million, respectively. The aggregate amount of unrealized losses recognized from these investments were $3.0 million and $3.6 million, respectively, as of December 28, 2019 and June 29, 2019.

The Company recorded $0.6 million and $(0.8) million of unrealized gains (losses) on private company investments, during the three months ended December 28, 2019 and December 29, 2018, respectively. The Company recorded $0.6 million and $(0.7) million, of unrealized gains (losses) on private company investments during the six months ended December 28, 2019 and December 29, 2018, respectively. Unrealized gains (losses) on private company investments are recorded in Interest and other income (expense), net in the Company's Condensed Consolidated Statements of Income.

NOTE 5: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 28, 2019				June 29, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Certificates of deposit	$—	$—	$—	$—	$1,000	$—	$—	$1,000
Corporate debt securities	62,929	86	(9)	63,006	140,031	68	(109)	139,990
Total available-for-sale investments	$62,929	$86	$(9)	$63,006	$141,031	$68	$(109)	$140,990

In the three and six months ended December 28, 2019 and December 29, 2018, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between January 15, 2020 and March 12, 2021.

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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). As of December 28, 2019 and June 29, 2019, the notional amounts of the forward contracts the Company held to purchase international currencies were $41.4 million and $48.5 million, respectively. As of December 28, 2019 and June 29, 2019, the Company did not hold any forward contracts to sell international currencies.

Derivatives not designated as hedging instruments

As of December 28, 2019 and June 29, 2019, the notional amounts of the forward contracts the Company held to purchase international currencies were $50.3 million and $19.6 million, respectively, and the notional amounts of forward contracts the

Company held to sell international currencies were $20.7 million and $21.1 million, respectively. The increase in forward contracts held to purchase international currencies from fiscal year 2019 to fiscal year 2020 was primarily due to the addition of operating lease liabilities, which were recorded on the Company’s Consolidated Balance Sheet upon adoption of the new lease accounting standard, Topic 842. The Company's foreign currency forward contract gains or losses included in the Condensed Consolidated Statements of Income were not material for the three and six months ended December 28, 2019 and December 29, 2018, respectively.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following tables summarize the gains (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended			Three Months Ended
	December 28, 2019			December 29, 2018
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$551,070	$190,546	$191,468	$576,906	$203,858	$190,844

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$10	$(404)	$5	$(82)	$(602)

	Six Months Ended			Six Months Ended
	December 28, 2019			December 29, 2018
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$1,084,110	$380,263	$378,787	$1,215,401	$412,117	$386,898

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$130	$(774)	$44	$(596)	$(1,827)

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	December 28, 2019	June 29, 2019
	(in thousands)
3.45% fixed rate notes due June 2027	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,000,000	1,000,000
Less: Reduction for unamortized discount and debt issuance costs	(6,697)	(7,416)
Total long-term debt	$993,303	$992,584

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $8.9 million and $11.2 million during the three months ended December 28, 2019 and December 29, 2018, respectively. Amortized discount and expenses, as well as interest expense associated with the notes, were $17.8 million and $23.6 million, respectively, during the six months ended December 28, 2019 and December 29, 2018.

The estimated fair value of the Company’s outstanding debt obligations was approximately $1.03 billion as of December 28, 2019. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $9.3 million and $11.7 million during the three months ended December 28, 2019, and December 29, 2018, respectively. The Company recorded interest expense of $18.6 million and $24.6 million during the six months ended December 28, 2019, and December 29, 2018, respectively.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 6: STOCK-BASED COMPENSATION

At December 28, 2019, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 28, 2019 and December 29, 2018, respectively:

	Three Months Ended				Three Months Ended
	December 28, 2019				December 29, 2018
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$5	$2,269	$699	$2,973	$9	$1,884	$495	$2,388
Research and development	4	9,918	1,514	11,436	11	8,693	1,135	9,839
Selling, general and administrative	55	8,753	849	9,657	58	8,773	598	9,429
Pre-tax stock-based compensation expense	$64	$20,940	$3,062	$24,066	$78	$19,350	$2,228	$21,656
Less: income tax effect				2,193				2,304
Net stock-based compensation expense				$21,873				$19,352

	Six Months Ended				Six Months Ended
	December 28, 2019				December 29, 2018
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$14	$4,549	$1,368	$5,931	$19	$3,646	$1,002	$4,667
Research and development	8	19,403	2,909	22,320	22	17,384	2,290	19,696
Selling, general and administrative	122	18,706	1,659	20,487	114	16,417	1,259	17,790
Pre-tax stock-based compensation expense	$144	$42,658	$5,936	$48,738	$155	$37,447	$4,551	$42,153
Less: income tax effect				5,081				4,268
Net stock-based compensation expense				$43,657				$37,885

The expense included in the Condensed Consolidated Statements of Income for RSUs include expenses related to MSUs of $2.4 million and $2.9 million for the three months ended December 28, 2019 and December 29, 2018, respectively, and $6.8 million and $5.3 million for the six months ended December 28, 2019 and December 29, 2018, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three and six months ended December 28, 2019 and December 29, 2018.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 28, 2019 and related activity for the six months ended December 28, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2019	777,413	$28.30
Options Granted	—	—
Options Exercised	(302,708)	27.82
Options Cancelled	(16,575)	27.30
Balance at December 28, 2019	458,130	$28.49	1.0	$15,139,460
Exercisable, December 28, 2019	458,130	$28.49	1.0	$15,139,460
Vested and expected to vest, December 28, 2019	458,130	$28.49	1.0	$15,139,460

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on December 27, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 28, 2019.

As of December 28, 2019, there was no unrecognized stock compensation from unvested stock options.

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

The weighted-average fair value of RSUs and other awards granted was $56.21 and $50.90 per share for the three months ended December 28, 2019 and December 29, 2018, respectively, and $48.30 and $54.71 per share for the six months ended December 28, 2019 and December 29, 2018, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of December 28, 2019 and related activity during the six months ended December 28, 2019:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2019	4,918,306
Restricted stock units and other awards granted	1,550,765
Restricted stock units and other awards released	(795,156)
Restricted stock units and other awards cancelled	(269,743)
Balance at December 28, 2019	5,404,172	2.8	$332,572,745
Outstanding and expected to vest, December 28, 2019	4,513,314	2.8	$277,749,319

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on December 27, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of December 28, 2019.

The Company withheld shares totaling $7.6 million and $17.6 million in value as a result of employee withholding taxes based on the value of RSUs on their vesting date for the three and six months ended December 28, 2019. Total payments for employees’ tax obligations to taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 28, 2019, there was $175.2 million of unrecognized compensation expense related to 5.4 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.

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

The weighted-average fair value of MSUs granted was $54.70 and $75.48 per share for the six months ended December 28, 2019 and December 29, 2018, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of December 28, 2019 and their activity during the six months ended December 28, 2019:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2019	1,048,532
Market stock units granted	259,984
Market stock units released	(183,974)
Market stock units cancelled	(140,290)
Balance at December 28, 2019	984,252	2.8	$60,570,868
Outstanding and expected to vest, December 28, 2019	350,417	2.7	$21,564,655

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on December 27, 2019, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of December 28, 2019.

As of December 28, 2019, there was $32.4 million of unrecognized compensation expense related to 1.0 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of 2008 ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Expected holding period (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	1.6% - 2.7%	1.6% - 2.6%	1.6% - 2.7%	1.6% - 2.6%
Expected stock price volatility	28.4% - 31.3%	19.6% - 32.7%	28.4% - 31.3%	19.6% - 32.7%
Dividend yield	3.1% - 3.4%	2.1% - 3.1%	3.1% - 3.4%	2.1% - 3.1%

As of December 28, 2019 and December 29, 2018, there was $10.1 million and $8.6 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$146,050	$131,892	$286,206	$329,315

Denominator for basic earnings per share	270,330	276,252	270,859	277,144
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	2,939	3,756	3,025	4,270
Denominator for diluted earnings per share	273,269	280,008	273,884	281,414

Earnings per share
Basic	$0.54	$0.48	$1.06	$1.19
Diluted	$0.53	$0.47	$1.04	$1.17

For the three and six months ended December 28, 2019 and December 29, 2018 no stock awards were determined to be anti-dilutive. Securities which would have been anti-dilutive are insignificant and were excluded from the computation of diluted earnings per share in all periods.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(in thousands)
United States	$58,909	$64,845	$114,707	$136,974
China	217,099	208,717	414,398	428,015
Rest of Asia	163,563	186,840	333,478	407,221
Europe	98,254	100,662	194,194	212,030
Rest of World	13,245	15,842	27,333	31,161
	$551,070	$576,906	$1,084,110	$1,215,401

Net long-lived assets by geographic region were as follows:

	December 28, 2019	June 29, 2019
	(in thousands)
United States	$375,860	$379,308
Philippines	97,784	102,634
Rest of World	97,715	95,780
	$571,359	$577,722

NOTE 9: COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the six months ended December 28, 2019 and December 29, 2018 were as follows:

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 29, 2019	$(6,280)	$(4,322)	$(1,136)	$425	$(41)	$(11,354)
Other comprehensive income (loss) before reclassifications	—	—	—	(941)	135	(806)
Amounts reclassified out of accumulated other comprehensive (income) loss	—	238	—	644	—	882
Tax effects	—	(42)	—	48	(17)	(11)
Other comprehensive income (loss), net	—	196	—	(249)	118	65
December 28, 2019	$(6,280)	$(4,126)	$(1,136)	$176	$77	$(11,289)

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 30, 2018	$(6,280)	$(2,516)	$(1,136)	$(1,383)	$(3,670)	$(14,985)
Other comprehensive income (loss) before reclassifications	—	—	—	(551)	2,205	1,654
Amounts reclassified out of accumulated other comprehensive (income) loss	—	191	—	2,379	—	2,570
Tax effects	—	(37)	—	(310)	(228)	(575)
Other comprehensive income (loss), net	—	154	—	1,518	1,977	3,649
December 29, 2018	$(6,280)	$(2,362)	$(1,136)	$135	$(1,693)	$(11,336)

NOTE 10: INCOME TAXES

In the three and six months ended December 28, 2019 the Company recorded an income tax provision of $23.0 million and $40.7 million, respectively, compared to $50.8 million and $87.0 million for the three and six months ended December 29, 2018, respectively. The Company’s effective tax rate for the three and six months ended December 28, 2019 was 13.6% and 12.4%, respectively, compared to 27.8% and 20.9% for the three and six months ended December 29, 2018, respectively.

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of the Company's foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a discrete $236.9 million provisional Transition Tax charge. During the measurement period, the Company gathered additional information and analyzed available guidance to more precisely compute the amount of the Transition Tax. In the second quarter of fiscal year 2019, the Company completed this work and recorded a discrete $22.1 million measurement period adjustment for the Transition Tax, which increased the Company’s effective tax rate for the three and six months ended December 29, 2018 by 12.1% and 5.3%, respectively. As of the end of the second quarter of fiscal year 2019, the accounting for income tax effects of the Act was completed.

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three and six months ended December 28, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense related to Global Intangible Low-Taxed Income (“GILTI”).

The Company’s effective tax rate for the three months ended December 29, 2018 was higher than the statutory rate primarily due to a $22.1 million discrete charge for the Transition Tax, U.S. tax expense related to GILTI, and a $4.9 million discrete charge for interest accruals for unrecognized tax benefits, partially offset by earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates.

The Company’s effective tax rate for the six months ended December 29, 2018 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by a $22.1 million discrete charge for the Transition Tax, U.S. tax expense related to GILTI, and a $9.4 million discrete charge for interest accruals for unrecognized tax benefits.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits, including accrued interest and penalties, could decrease up to $56.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $56.0 million primarily relates to matters involving federal taxation of cross-border transactions.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). In fiscal year 2017, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2012 through 2014, which is ongoing. In fiscal year 2020 the IRS commenced an audit of the Company's federal corporate income tax returns for fiscal years 2015 through 2017, which is ongoing.

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

NOTE 12: COMMON STOCK REPURCHASES

On October 30, 2018, the Board of Directors of the Company authorized the repurchase of up to $1.5 billion of the Company’s common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generated from operations, cash requirements, and other factors. All prior repurchase authorizations by the Company’s Board of Directors for the repurchase of common stock were cancelled and superseded by this repurchase authorization.

During the six months ended December 28, 2019, the Company repurchased approximately 3.5 million shares of its common stock for $201.5 million. As of December 28, 2019, the Company had remaining authorization of $0.9 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 13: LEASES

The Company's lease obligations consist of operating leases for domestic and international office facilities, data centers, and equipment. These leases expire at various dates through fiscal year 2031. For the three and six months ended December 28, 2019, the Company recorded operating lease expense of $2.9 million and $5.9 million, respectively.

Leases are included in the following Condensed Consolidated Balance Sheet lines:

December 28, 2019
(in thousands)
Other assets	$56,170

Accrued expenses	$10,028
Other liabilities	$50,784

Future minimum lease payments under non-cancelable operating leases as of December 28, 2019 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2020	$5,969
2021	11,818
2022	10,847
2023	9,599
2024	8,202
Thereafter	21,904
Total	68,339
Less imputed interest	7,657
Total	$60,682

Other information related to leases as of December 28, 2019 are as follows:

Six Months Ended
December 28, 2019
Supplemental cash flow information	(in thousands)
Operating cash flows used for operating leases	$5,911
Weighted-average remaining lease term - operating leases, in years	7
Weighted-average discount rate - operating leases	3.45%

Since most of our operating leases do not provide an implicit interest rate, the Company used a portfolio approach to determine a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability.

NOTE 14: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

There were no changes to goodwill during the six months ended December 28, 2019.

No indicators or instances of impairment were identified during the six months and fiscal year ended December 28, 2019 and June 29, 2019, respectively.

Intangible Assets

Intangible assets consisted of the following:

	December 28, 2019			June 29, 2019
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$490,136	$451,780	$38,356	$487,346	$445,558	$41,788
Customer relationships	116,505	107,244	9,261	116,505	105,901	10,604
Trade name	9,974	9,082	892	9,974	8,914	1,060
Patents	2,500	2,500	—	2,500	2,500	—
Total amortizable purchased intangible assets	619,115	570,606	48,509	616,325	562,873	53,452
In-process research & development (IPR&D)	—	—	—	2,790	—	2,790
Total purchased intangible assets	$619,115	$570,606	$48,509	$619,115	$562,873	$56,242

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(in thousands)
Cost of goods sold	$3,111	$6,868	$6,221	$13,783
Intangible asset amortization	756	756	1,512	1,529
Total intangible asset amortization expenses	$3,867	$7,624	$7,733	$15,312

The following table represents the estimated future amortization expense of intangible assets as of December 28, 2019:

Amount
Fiscal Year	(in thousands)
Remainder of 2020	$7,733
2021	13,767
2022	8,088
2023	7,604
2024	4,628
Thereafter	6,689
Total intangible assets	$48,509

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

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements - Note 2, there have been no material changes during the six months ended December 28, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.6%	35.3%	35.1%	33.9%
Gross margin	65.4%	64.7%	64.9%	66.1%
Operating expenses:
Research and development	20.3%	19.1%	20.4%	18.3%
Selling, general and administrative	13.8%	13.5%	14.0%	13.1%
Intangible asset amortization	0.1%	0.1%	0.1%	0.1%
Impairment of long-lived assets	—%	0.1%	—%	0.1%
Severance and restructuring expenses	0.5%	0.2%	0.4%	0.2%
Other operating expenses (income), net	—%	—%	—%	—%
Total operating expenses	34.7%	33.1%	34.9%	31.8%
Operating income	30.7%	31.6%	30.0%	34.3%
Interest and other income (expense), net	—%	0.1%	0.2%	—%
Income before provision for income taxes	30.7%	31.7%	30.2%	34.3%
Income tax provision (benefit)	4.2%	8.8%	3.8%	7.2%
Net income	26.5%	22.9%	26.4%	27.1%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Cost of goods sold	0.5%	0.4%	0.5%	0.4%
Research and development	2.1%	1.7%	2.1%	1.6%
Selling, general and administrative	1.8%	1.6%	1.9%	1.5%
	4.4%	3.7%	4.5%	3.5%

Net Revenues

Net revenues were $551.1 million and $576.9 million for the three months ended December 28, 2019 and December 29, 2018, respectively. Revenue from consumer products was down by 22% primarily due to lower demand in smartphone products. Revenue from communications and data center products was up by 12% driven by an increased demand for base station, data center, and data storage products. These results include net revenues for the three months ended December 29, 2018 that align with our revised end-market categories.

Net revenues were $1.1 billion and $1.2 billion for the six months ended December 28, 2019 and December 29, 2018, respectively. Revenue from consumer products was down by 21% primarily due to lower demand in smartphone products. Revenue from industrial products was down by 11% primarily due to lower demand in control and automation products. These results include net revenues for the six months ended December 29, 2018 that align with our revised end-market categories.

During each of the three months ended December 28, 2019 and December 29, 2018, approximately 89% of net revenues, were derived from customers outside of the United States. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and six months ended December 28, 2019 and December 29, 2018 was immaterial.

Gross Margin

Our gross margin percentages were 65.4% and 64.7% for the three months ended December 28, 2019 and December 29, 2018, respectively. Our gross margin increased by 0.7 percentage points, primarily due to lower inventory reserve requirements.

Our gross margin percentages were 64.9% and 66.1% for the six months ended December 28, 2019 and December 29, 2018, respectively. Our gross margin decreased by 1.2 percentage points, primarily due to lower revenues.

Research and Development

Research and development expenses were $111.9 million and $110.3 million for the three months ended December 28, 2019 and December 29, 2018, respectively, which represented 20.3% and 19.1% of net revenues for each respective period. The $1.6 million increase was due to higher salaries and related personnel costs.

Research and development expenses were $220.9 million and $223.0 million for the six months ended December 28, 2019 and December 29, 2018, respectively, which represented 20.4% and 18.3% of net revenues for each respective period. The $2.1 million decrease was due to lower salaries and travel expenses.

Selling, General and Administrative

Selling, general and administrative expenses were $76.1 million and $77.9 million for the three months ended December 28, 2019 and December 29, 2018, respectively, which represented 13.8% and 13.5% of net revenues for each respective period. The $1.8 million decrease was due to lower travel and marketing expenses.

Selling, general and administrative expenses were $152.2 million and $159.4 million for the six months ended December 28, 2019 and December 29, 2018, respectively, which represented 14.0% and 13.1% of net revenues for each respective period. The $7.2 million decrease was due to lower salaries and related personnel costs, and lower depreciation and travel expenses.

Provision for Income Taxes

In the three and six months ended December 28, 2019, the Company recorded an income tax provision of $23.0 million and $40.7 million, respectively, compared to $50.8 million and $87.0 million for the three and six months ended December 29, 2018, respectively. The Company’s effective tax rate for the three and six months ended December 28, 2019 was 13.6% and 12.4%, respectively, compared to 27.8% and 20.9% for the three and six months ended December 29, 2018, respectively.

On December 22, 2017, legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of the Company's foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a discrete $236.9 million provisional Transition Tax charge. During the measurement period, the Company gathered additional information and analyzed available guidance to more precisely compute the amount of the Transition Tax. In the second quarter of fiscal year 2019 the Company completed this work and recorded a discrete $22.1 million measurement period adjustment for the Transition Tax, which increased the Company’s effective tax rate for the three and six months ended December 29, 2018 by 12.1% and 5.3%, respectively. As of the end of the second quarter of fiscal year 2019, the accounting for income tax effects of the Act was completed.

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three and six months ended December 28, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense related to Global Intangible Low-Taxed Income (“GILTI”).

The Company’s effective tax rate for the three months ended December 29, 2018 was higher than the statutory rate primarily due to a $22.1 million discrete charge for the Transition Tax, U.S. tax expense related to GILTI, and a $4.9 million discrete charge for interest accruals for unrecognized tax benefits, partially offset by earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates.

The Company’s effective tax rate for the six months ended December 29, 2018 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by a $22.1 million discrete charge for the Transition Tax, U.S. tax expense related to GILTI, and a $9.4 million discrete charge for interest accruals for unrecognized tax benefits.

BACKLOG

As of December 28, 2019 and June 29, 2019, our current quarter backlog was approximately $455.6 million and $391.3 million respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Six Months Ended
	December 28, 2019	December 29, 2018
	(in thousands)
Net cash provided by (used in) operating activities	$378,735	$431,435
Net cash provided by (used in) investing activities	43,869	496,454
Net cash provided by (used in) financing activities	(459,752)	(1,064,633)
Net increase (decrease) in cash and cash equivalents	$(37,148)	$(136,744)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities decreased by $52.7 million for the six months ended December 28, 2019 compared with the six months ended December 29, 2018 due mainly to lower net income and changes in working capital. Changes in working capital were driven by changes in income tax payable, partially offset by changes in accrued expenses and inventories.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities, and capital expenditures.

Cash provided by investing activities decreased by $452.6 million for the six months ended December 28, 2019 compared with the six months ended December 29, 2018. The decrease was due to lower proceeds from maturity of available-for-sale securities offset by lower purchases of available-for-sale securities.

Financing activities

Financing cash flows consist primarily of debt issuance, repurchases of common stock, and payment of dividends to stockholders.

Cash used in financing activities decreased by $604.9 million for the six months ended December 28, 2019 compared with the six months ended December 29, 2018. The decrease was due to a $500.0 million debt repayment we made in November 2018 and lower repurchases of common stock.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

As of December 28, 2019, our available funds consisted of $1.8 billion in cash, cash equivalents and short-term investments.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the three and six months ended December 28, 2019, we repurchased an aggregate of $108.0 million and $201.5 million of the Company's common stock, respectively.

During the three and six months ended December 28, 2019, we paid cash dividends of $0.48 and $0.96 per common share totaling $129.8 million and $260.0 million, respectively.

We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, common stock repurchases, debt repayments and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of December 28, 2019, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three and six months ended December 28, 2019 and December 29, 2018 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 28, 2019. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2019. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 30, 2018, the Board of Directors of the Company authorized the repurchase of up to $1.5 billion of the Company’s common stock. This stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as current stock price, levels of cash generated from operations, cash requirements, and other factors. The Company’s prior repurchase authorization was cancelled and superseded by this new repurchase authorization.

The following table summarizes the activity related to stock repurchases for the three months ended December 28, 2019:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Sep 29, 2019 - Oct 26, 2019	515	$57.45	515	$991,836
Oct 27, 2019 - Nov 23, 2019	520	58.29	520	961,551
Nov 24, 2019 - Dec 28, 2019	827	58.14	827	913,473
Total for the quarter	1,862	$57.99	1,862	$913,473

In the three months ended December 28, 2019, the Company repurchased approximately 1.9 million shares of its common stock for approximately $108.0 million. As of December 28, 2019, the Company had remaining authorization of $0.9 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

January 29, 2020	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Brian C. White
Brian C. White
Senior Vice President, Chief Financial Officer