Form 10-Q
period 2020-03-28
MAXIM INTEGRATED PRODUCTS INC
filed 2020-04-29
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 28, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 1-34192
MAXIM INTEGRATED PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2896096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I. D. No.)

160 Rio Robles
San Jose, CA 95134
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

As of April 17, 2020, there were 266,625,382 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28, 2020	June 29, 2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,638,667	$1,757,342
Short-term investments	47,109	140,990
Total cash, cash equivalents and short-term investments	1,685,776	1,898,332
Accounts receivable, net of allowances of $617 at March 28, 2020 and $148 at June 29, 2019	378,273	360,016
Inventories	220,686	246,512
Other current assets	25,288	34,640
Total current assets	2,310,023	2,539,500
Property, plant and equipment, net	564,636	577,722
Intangible assets, net	44,642	56,242
Goodwill	532,251	532,251
Other assets	97,383	38,267
TOTAL ASSETS	$3,548,935	$3,743,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,519	$84,335
Price adjustment and other revenue reserves	111,235	100,490
Income taxes payable	39,809	33,765
Accrued salary and related expenses	122,220	118,634
Accrued expenses	31,143	33,943
Total current liabilities	387,926	371,167
Long-term debt	993,663	992,584
Income taxes payable	434,415	469,418
Other liabilities	112,988	65,537
Total liabilities	1,928,992	1,898,706

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock and capital in excess of par value	267	272
Retained earnings	1,632,325	1,856,358
Accumulated other comprehensive loss	(12,649)	(11,354)
Total stockholders’ equity	1,619,943	1,845,276
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,548,935	$3,743,982

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(in thousands, except per share data)

Net revenues	$561,916	$542,383	$1,646,026	$1,757,784
Cost of goods sold	195,479	201,552	575,742	613,669
Gross margin	366,437	340,831	1,070,284	1,144,115
Operating expenses:
Research and development	109,091	107,075	329,994	330,086
Selling, general and administrative	71,643	74,116	223,829	233,487
Intangible asset amortization	756	756	2,268	2,285
Impairment of long-lived assets	—	—	—	753
Severance and restructuring expenses	523	1,744	4,685	3,917
Other operating expenses (income), net	1,077	—	1,101	60
Total operating expenses	183,090	183,691	561,877	570,588
Operating income	183,347	157,140	508,407	573,527
Interest and other income (expense), net	(1,622)	3,318	190	3,244
Income before provision for income taxes	181,725	160,458	508,597	576,771
Income tax provision	20,535	29,845	61,201	116,843
Net income	$161,190	$130,613	$447,396	$459,928

Earnings per share:
Basic	$0.60	$0.48	$1.66	$1.67
Diluted	$0.59	$0.47	$1.64	$1.64

Shares used in the calculation of earnings per share:
Basic	269,003	273,221	270,241	275,831
Diluted	271,579	276,610	273,187	279,680

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(in thousands)
Net income	$161,190	$130,613	$447,396	$459,928
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $27, $97, $10 and $(131), respectively	(376)	1,139	(258)	3,116
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $216, $69, $264 and $(241), respectively	(1,083)	(351)	(1,332)	1,167
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $(20), $(23), $(62) and $(60), respectively	99	78	295	232
Other comprehensive income (loss), net	(1,360)	866	(1,295)	4,515
Total comprehensive income	$159,830	$131,479	$446,101	$464,443

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Cash flows from operating activities:
Net income	$447,396	$459,928
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	72,141	64,973
Depreciation and amortization	72,149	85,176
Deferred taxes	(5,392)	(12,161)
Loss (gain) on disposal of property, plant and equipment	634	3,324
Other adjustments	9,226	265
Changes in assets and liabilities:
Accounts receivable	(7,512)	5,475
Inventories	25,891	9,620
Other assets	(60,530)	(3,026)
Accounts payable	2,189	(10,971)
Income taxes payable	(28,959)	53,662
Accrued salary and related expenses	3,516	(19,845)
Other liabilities	57,777	1,953
Net cash provided by (used in) operating activities	588,526	638,373
Cash flows from investing activities:
Purchases of property, plant and equipment	(51,369)	(52,170)
Proceeds from sale of property, plant and equipment	268	34
Proceeds from sale of available-for-sale securities	—	30,192
Proceeds from maturity of available-for-sale securities	93,552	1,027,083
Payment in connection with business acquisition, net of cash acquired	—	(2,949)
Purchases of available-for-sale securities	—	(214,587)
Purchases of private company investments	(120)	(1,676)
Proceeds from sale of private company investments	173	—
Other investing activities	(118)	(540)
Net cash provided by (used in) investing activities	42,386	785,387
Cash flows from financing activities:
Repayment of debt	—	(500,000)
Contingent consideration paid	(8,000)	(9,052)
Net issuance of restricted stock units	(29,136)	(23,026)
Proceeds from stock options exercised	16,630	18,986
Issuance of common stock under employee stock purchase program	18,535	17,689
Repurchase of common stock	(358,512)	(437,047)
Dividends paid	(389,104)	(380,231)
Net cash provided by (used in) financing activities	(749,587)	(1,312,681)
Net increase (decrease) in cash and cash equivalents	(118,675)	111,079
Cash and cash equivalents:
Beginning of period	$1,757,342	$1,543,484
End of period	$1,638,667	$1,654,563
Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$84,948	$74,385
Cash paid for interest	$25,501	$31,751
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$9,085	$15,252

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, December 28, 2019	269,743	$270	$—	$1,737,528	$(11,289)	$1,726,509
Net income	—	—	—	161,190	—	161,190
Other comprehensive income (loss), net	—	—	—	—	(1,360)	(1,360)
Repurchase of common stock	(2,812)	(3)	(19,679)	(137,321)	—	(157,003)
Net issuance of restricted stock units	360	—	(11,570)	—	—	(11,570)
Stock options exercised	272	—	7,810	—	—	7,810
Stock-based compensation	—	—	23,439	—	—	23,439
Dividends paid, $0.48 per common share	—	—	—	(129,072)	—	(129,072)
Balance, March 28, 2020	267,563	$267	$—	$1,632,325	$(12,649)	$1,619,943

	Nine Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 29, 2019	271,852	$272	$—	$1,856,358	$(11,354)	$1,845,276
Net income	—	—	—	447,396	—	447,396
Other comprehensive income (loss), net	—	—	—	—	(1,295)	(1,295)
Repurchase of common stock	(6,296)	(5)	(78,235)	(280,272)	—	(358,512)
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	(2,053)	—	(2,053)
Net issuance of restricted stock units	1,017	—	(29,136)	—	—	(29,136)
Stock options exercised	588	—	16,630	—	—	16,630
Stock-based compensation	—	—	72,206	—	—	72,206
Common stock issued under Employee Stock Purchase Plan	402	—	18,535	—	—	18,535
Dividends paid, $1.44 per common share	—	—	—	(389,104)	—	(389,104)
Balance, March 28, 2020	267,563	$267	$—	$1,632,325	$(12,649)	$1,619,943

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, December 29, 2018	274,326	$279	$—	$1,766,471	$(11,336)	$1,755,414
Net income	—	—	—	130,613	—	130,613
Other comprehensive income (loss), net	—	—	—	—	866	866
Repurchase of common stock	(2,210)	—	(18,411)	(98,580)	—	(116,991)
Net issuance of restricted stock units	402	—	(9,582)	—	—	(9,582)
Stock options exercised	177	—	5,143	—	—	5,143
Stock-based compensation	—	—	22,850	—	—	22,850
Dividends paid, $0.46 per common share	—	—	—	(125,566)	—	(125,566)
Balance, March 30, 2019	272,695	$279	$—	$1,672,938	$(10,470)	$1,662,747

	Nine Months Ended March 30, 2019
	Common Stock			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares		Par Value
	(in thousands)

Balance, June 30, 2018	278,664		$279	$—	$1,945,646	$(14,985)	$1,930,940
Net income	—		—	—	459,928	—	459,928
Other comprehensive income (loss), net	—		—	—	—	4,515	4,515
Repurchase of common stock	(8,032)		—	(82,155)	(354,892)	—	(437,047)
Cumulative-effect adjustment for adoption of ASU 2016-01	—	—	—	—	2,487	—	2,487
Net issuance of restricted stock units	980		—	(23,026)	—	—	(23,026)
Stock options exercised	699		—	18,986	—	—	18,986
Stock-based compensation	—		—	65,035	—	—	65,035
Modification of liability to equity instruments (1)	—		—	3,471	—	—	3,471
Common stock issued under Employee Stock Purchase Plan	384		—	17,689	—	—	17,689
Dividends paid, $1.38 per common share	—		—	—	(380,231)	—	(380,231)
Balance, March 30, 2019	272,695		$279	$—	$1,672,938	$(10,470)	$1,662,747

________________
(1) In December 2018, $3.5 million was reclassified from accrued salaries to additional paid-in capital due to a settlement agreement relating to the expiration of stock options.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 28, 2020 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

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

The recent coronavirus (COVID-19) pandemic and the mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The Company is not aware of events or circumstances that would require an update to its estimates, judgments, or adjustments to the carrying values of its assets or liabilities as of April 29, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as developments occur and as the Company obtains additional information. These future developments are highly uncertain, and the outcomes, unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Recently Issued Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). Topic 842 states that lessees will recognize a lease liability for the commitment to make lease payments and a right-of-use asset for the underlying asset, for the duration of the lease. The FASB also issued ASU 2018-10 and ASU 2018-11 which provide improvements to ASU 2016-02 and an additional transition method option, respectively. This transition method allows companies to apply the new lease accounting standard on adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted ASU 2016-02 in the first quarter of fiscal year 2020.

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

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	March 28, 2020	June 29, 2019
	(in thousands)
Raw materials	$14,525	$16,121
Work-in-process	148,670	160,273
Finished goods	57,491	70,118
Total inventories	$220,686	$246,512

Property, plant and equipment, net, consist of:

	March 28, 2020	June 29, 2019
	(in thousands)
Land	$17,720	$17,720
Buildings and building improvements	314,323	265,191
Machinery, equipment and software	1,334,875	1,367,606
Total	1,666,918	1,650,517
Less: accumulated depreciation	(1,102,282)	(1,072,795)
Total property, plant and equipment, net	$564,636	$577,722

Accrued salary and related expenses consist of:

	March 28, 2020	June 29, 2019
	(in thousands)
Accrued vacation	$28,449	$30,250
Accrued bonus	51,565	71,466
Accrued salaries	14,161	8,329
Accrued fringe benefits	5,262	4,807
Other	22,783	3,782
Total accrued salary and related expenses	$122,220	$118,634

NOTE 4: DISAGGREGATION OF REVENUE

The following table summarizes net revenue disaggregated by end market. The Company classifies end market revenue by using estimates and assumptions based on historical experience and knowledge of current conditions, given available information.

	Three Months Ended				Nine Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Automotive	$157,336	28%	$151,867	28%	$444,535	27%	$448,717	26%
Communications and Data Center	134,860	24%	103,053	19%	368,394	22%	352,518	20%
Consumer	101,145	18%	124,748	23%	339,289	21%	422,829	24%
Industrial	168,575	30%	162,715	30%	493,808	30%	533,720	30%
	$561,916		$542,383		$1,646,026		$1,757,784

The following table summarizes net revenue disaggregated by sales channel:

	Three Months Ended				Nine Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Distributors	$290,848	52%	$234,561	43%	$838,676	51%	$784,652	45%
Direct customers	271,068	48%	307,822	57%	807,350	49%	973,132	55%
	$561,916		$542,383		$1,646,026		$1,757,784

NOTE 5: FAIR VALUE MEASUREMENTS

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of acquisition-related contingent consideration liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 28, 2020				June 29, 2019
	Fair Value Measurements Using			Total Balance	Fair Value Measurements Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$245,470	$—	$—	$245,470	$186,819	$—	$—	$186,819
Short-term investments
Certificates of deposit	—	—	—	—	—	1,000	—	1,000
Corporate debt securities	—	47,109	—	47,109	—	139,990	—	139,990
Other current assets
Foreign currency forward contracts	—	580	—	580	—	651	—	651
Total assets	$245,470	$47,689	$—	$293,159	$186,819	$141,641	$—	$328,460

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$1,297	$—	$1,297	$—	$148	$—	$148
Contingent consideration	—	—	—	—	—	—	9,052	9,052
Total Liabilities	$—	$1,297	$—	$1,297	$—	$148	$9,052	$9,200

During the nine months ended March 28, 2020 and the year ended June 29, 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 28, 2020 and June 29, 2019 other than impairments of long-lived assets.

As of March 28, 2020 and June 29, 2019, the fair value of private company investments amounted to $20.5 million and $20.7 million, respectively. The aggregate amount of unrealized losses recognized from these investments were $3.4 million and $3.6 million, respectively, as of March 28, 2020 and June 29, 2019.

The Company recorded $(0.4) million and $0.5 million of unrealized gains (losses) on private company investments, during the three months ended March 28, 2020 and March 30, 2019, respectively. The Company recorded $0.2 million and $(0.2) million, of unrealized gains (losses) on private company investments during the nine months ended March 28, 2020 and March 30, 2019, respectively. Unrealized gains (losses) on private company investments are recorded in Interest and other income (expense), net in the Company's Condensed Consolidated Statements of Income.

NOTE 6: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 28, 2020				June 29, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Certificates of deposit	$—	$—	$—	$—	$1,000	$—	$—	$1,000
Corporate debt securities	47,408	31	(330)	47,109	140,031	68	(109)	139,990
Total available-for-sale investments	$47,408	$31	$(330)	$47,109	$141,031	$68	$(109)	$140,990

In the three and nine months ended March 28, 2020 and March 30, 2019, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between April 6, 2020 and March 12, 2021.

The Company invests in various financial instruments including corporate debt securities, commercial paper, and certificates of deposit which include instruments issued or managed by industrial, financial, and utility institutions and U.S. Treasury securities which include U.S. government Treasury bills and Treasury notes.

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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). As of March 28, 2020 and June 29, 2019, the notional amounts of the forward contracts the Company held to purchase international currencies were $41.4 million and $48.5 million, respectively. As of March 28, 2020 and June 29, 2019, the Company did not hold any forward contracts to sell international currencies.

Derivatives not designated as hedging instruments

As of March 28, 2020 and June 29, 2019, the notional amounts of the forward contracts the Company held to purchase international currencies were $39.7 million and $19.6 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $11.8 million and $21.1 million, respectively. The increase in forward contracts held to purchase international currencies from fiscal year 2019 to fiscal year 2020 was primarily due to the addition of operating lease liabilities, which were recorded on the Company’s Consolidated Balance Sheet upon adoption of the new lease accounting standard, Topic 842. The Company's foreign currency forward contract gains or losses included in the Condensed Consolidated Statements of Income were not material for the three and nine months ended March 28, 2020 and March 30, 2019, respectively.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following tables summarize the gains (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended			Three Months Ended
	March 28, 2020			March 30, 2019
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$561,916	$195,479	$183,090	$542,383	$201,552	$183,691

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$76	$(94)	$6	$261	$(79)

	Nine Months Ended			Nine Months Ended
	March 28, 2020			March 30, 2019
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$1,646,026	$575,742	$561,877	$1,757,784	$613,669	$570,588

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$206	$(868)	$50	$(335)	$(1,906)

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	March 28, 2020	June 29, 2019
	(in thousands)
3.45% fixed rate notes due June 2027	$500,000	$500,000
3.375% fixed rate notes due March 2023	500,000	500,000
Total outstanding debt	1,000,000	1,000,000
Less: Reduction for unamortized discount and debt issuance costs	(6,337)	(7,416)
Total long-term debt	$993,663	$992,584

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $8.9 million and $8.9 million during the three months ended March 28, 2020 and March 30, 2019, respectively. Amortized discount and expenses, as well as interest expense associated with the notes, were $26.7 million and $32.5 million, respectively, during the nine months ended March 28, 2020 and March 30, 2019.

The estimated fair value of the Company’s outstanding debt obligations was approximately $1.0 billion as of March 28, 2020. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $9.3 million and $9.3 million during the three months ended March 28, 2020, and March 30, 2019, respectively. The Company recorded interest expense of $27.9 million and $33.9 million during the nine months ended March 28, 2020, and March 30, 2019, respectively.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 7: STOCK-BASED COMPENSATION

At March 28, 2020, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 28, 2020 and March 30, 2019, respectively:

	Three Months Ended				Three Months Ended
	March 28, 2020				March 30, 2019
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$10	$2,363	$726	$3,099	$8	$1,951	$654	$2,613
Research and development	4	9,719	1,628	11,351	5	9,399	1,658	11,062
Selling, general and administrative	72	8,037	844	8,953	64	8,184	897	9,145
Pre-tax stock-based compensation expense	$86	$20,119	$3,198	$23,403	$77	$19,534	$3,209	$22,820
Less: income tax effect				1,969				1,946
Net stock-based compensation expense				$21,434				$20,874

	Nine Months Ended				Nine Months Ended
	March 28, 2020				March 30, 2019
	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$23	$6,912	$2,094	$9,029	$28	$5,597	$1,656	$7,281
Research and development	12	29,122	4,537	33,671	27	26,783	3,948	30,758
Selling, general and administrative	194	26,744	2,503	29,441	178	24,600	2,156	26,934
Pre-tax stock-based compensation expense	$229	$62,778	$9,134	$72,141	$233	$56,980	$7,760	$64,973
Less: income tax effect				7,050				6,214
Net stock-based compensation expense				$65,091				$58,759

The expense included in the Condensed Consolidated Statements of Income for RSUs include expenses related to MSUs of $2.8 million and $3.0 million for the three months ended March 28, 2020 and March 30, 2019, respectively, and $9.6 million and $8.3 million for the nine months ended March 28, 2020 and March 30, 2019, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three and nine months ended March 28, 2020 and March 30, 2019.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 28, 2020 and related activity for the nine months ended March 28, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2019	777,413	$28.30
Options Granted	—	—
Options Exercised	(574,949)	27.42
Options Cancelled	(16,575)	27.30
Balance at March 28, 2020	185,889	$28.21	1.0	$3,596,648
Exercisable, March 28, 2020	185,889	$28.21	1.0	$3,596,648
Vested and expected to vest, March 28, 2020	185,889	$28.21	1.0	$3,596,648

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on March 27, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 28, 2020.

As of March 28, 2020, there was no unrecognized stock compensation from unvested stock options.

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

The weighted-average fair value of RSUs and other awards granted was $58.04 and $51.01 per share for the three months ended March 28, 2020 and March 30, 2019, respectively, and $49.55 and $54.04 per share for the nine months ended March 28, 2020 and March 30, 2019, respectively.

The following table summarizes the outstanding and expected to vest RSUs and other awards as of March 28, 2020 and related activity during the nine months ended March 28, 2020:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2019	4,918,306
Restricted stock units and other awards granted	1,780,422
Restricted stock units and other awards released	(1,337,151)
Restricted stock units and other awards cancelled	(386,970)
Balance at March 28, 2020	4,974,607	2.7	$236,592,309
Outstanding and expected to vest, March 28, 2020	4,176,812	2.6	$198,649,169

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company’s common stock on March 27, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs outstanding or expected to vest as of March 28, 2020.

The Company withheld shares totaling $11.6 million and $29.1 million in value as a result of employee withholding taxes based on the value of RSUs on their vesting date for the three and nine months ended March 28, 2020. Total payments for employees’ tax obligations to taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 28, 2020, there was $165.8 million of unrecognized compensation expense related to 5.0 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

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

The weighted-average fair value of MSUs granted was $54.70 and $75.48 per share for the nine months ended March 28, 2020 and March 30, 2019, respectively.

The following table summarizes the number of MSUs outstanding and expected to vest as of March 28, 2020 and their activity during the nine months ended March 28, 2020:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 29, 2019	1,048,532
Market stock units granted	259,984
Market stock units released	(183,974)
Market stock units cancelled	(150,970)
Balance at March 28, 2020	973,572	2.6	$46,303,084
Outstanding and expected to vest, March 28, 2020	338,860	2.5	$16,116.163

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on March 27, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of March 28, 2020.

As of March 28, 2020, there was $29.0 million of unrecognized compensation expense related to 1.0 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of 2008 ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Expected holding period (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	1.6% - 2.3%	2.4% - 2.6%	1.6% - 2.7%	1.6% - 2.6%
Expected stock price volatility	28.4% - 29.5%	27.5% - 28.9%	28.4% - 31.3%	19.6% - 32.7%
Dividend yield	3.3% - 3.4%	2.8% - 3.1%	3.1% - 3.4%	2.8% - 3.1%

As of March 28, 2020 and March 30, 2019, there was $6.9 million and $5.3 million, respectively, of unrecognized compensation expense related to the 2008 ESPP.

NOTE 8: EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$161,190	$130,613	$447,396	$459,928

Denominator for basic earnings per share	269,003	273,221	270,241	275,831
Effect of dilutive securities:
Stock options, ESPP, RSUs, and MSUs	2,576	3,389	2,946	3,849
Denominator for diluted earnings per share	271,579	276,610	273,187	279,680

Earnings per share
Basic	$0.60	$0.48	$1.66	$1.67
Diluted	$0.59	$0.47	$1.64	$1.64

For the three and nine months ended March 28, 2020 and March 30, 2019 no stock awards were determined to be anti-dilutive. Securities which would have been anti-dilutive are insignificant and were excluded from the computation of diluted earnings per share in all periods.

NOTE 9: SEGMENT INFORMATION

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(in thousands)
United States	$61,681	$63,970	$176,388	$200,944
China	195,560	183,753	609,958	611,768
Rest of Asia	184,635	176,396	518,114	583,616
Europe	105,535	104,124	299,728	316,155
Rest of World	14,505	14,140	41,838	45,301
	$561,916	$542,383	$1,646,026	$1,757,784

Net long-lived assets by geographic region were as follows:

	March 28, 2020	June 29, 2019
	(in thousands)
United States	$368,813	$379,308
Philippines	96,013	102,634
Rest of World	99,810	95,780
	$564,636	$577,722

NOTE 10: COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the nine months ended March 28, 2020 and March 30, 2019 were as follows:

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 29, 2019	$(6,280)	$(4,322)	$(1,136)	$425	$(41)	$(11,354)
Other comprehensive income (loss) before reclassifications	—	—	—	(2,258)	(268)	(2,526)
Amounts reclassified out of accumulated other comprehensive (income) loss	—	357	—	662	—	1,019
Tax effects	—	(62)	—	264	10	212
Other comprehensive income (loss), net	—	295	—	(1,332)	(258)	(1,295)
March 28, 2020	$(6,280)	$(4,027)	$(1,136)	$(907)	$(299)	$(12,649)

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 30, 2018	$(6,280)	$(2,516)	$(1,136)	$(1,383)	$(3,670)	$(14,985)
Other comprehensive income (loss) before reclassifications	—	—	—	(783)	3,247	2,464
Amounts reclassified out of accumulated other comprehensive (income) loss	—	292	—	2,191	—	2,483
Tax effects	—	(60)	—	(241)	(131)	(432)
Other comprehensive income (loss), net	—	232	—	1,167	3,116	4,515
March 30, 2019	$(6,280)	$(2,284)	$(1,136)	$(216)	$(554)	$(10,470)

NOTE 11: INCOME TAXES

In the three and nine months ended March 28, 2020 the Company recorded an income tax provision of $20.5 million and $61.2 million, respectively, compared to $29.8 million and $116.8 million for the three and nine months ended March 30, 2019, respectively. The Company’s effective tax rate for the three and nine months ended March 28, 2020 was 11.3% and 12.0%, respectively, compared to 18.6% and 20.3% for the three and nine months ended March 30, 2019, respectively.

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

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three and nine months ended March 28, 2020 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense related to Global Intangible Low-Taxed Income (“GILTI”).

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

The Company’s effective tax rate for the nine months ended March 30, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by a $21.0 million discrete charge for the Transition Tax, tax generated by the GILTI provisions, $15.1 million of discrete interest accruals for unrecognized tax benefits, and $4.8 million of discrete charges for differences between the Company's fiscal year 2018 tax returns and the tax provision originally recorded.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits, including accrued interest and penalties, could decrease up to $57.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $57.0 million primarily relates to matters involving federal taxation of cross-border transactions.

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

During the nine months ended March 28, 2020, the Company repurchased approximately 6.3 million shares of its common stock for $358.5 million. As of March 28, 2020, the Company had remaining authorization of $0.8 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

NOTE 14: LEASES

The Company's lease obligations consist of operating leases for domestic and international office facilities, data centers, and equipment. These leases expire at various dates through fiscal year 2031. For the three and nine months ended March 28, 2020, the Company recorded operating lease expense of $2.3 million and $7.0 million, respectively.

Leases are included in the following Condensed Consolidated Balance Sheet lines:

March 28, 2020
(in thousands)
Other assets	$54,355

Accrued expenses	$10,233
Other liabilities	$48,101

Future minimum lease payments under non-cancelable operating leases as of March 28, 2020 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2020	$3,190
2021	11,805
2022	10,693
2023	9,444
2024	8,231
Thereafter	21,935
Total	65,298
Less imputed interest	7,102
Total	$58,196

Future minimum lease payments under non-cancelable operating leases as of March 30, 2019, based on the previous lease standard, are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2019	$2,664
2020	9,544
2021	9,003
2022	8,433
2023	7,262
Thereafter	20,484
Total	$57,390

Other information related to leases as of March 28, 2020 are as follows:

Nine Months Ended
March 28, 2020
Supplemental cash flow information
Operating cash flows used for operating leases, in thousands	$8,759
Weighted-average remaining lease term - operating leases, in years	7
Weighted-average discount rate - operating leases	3.43%

Since most of our operating leases do not provide an implicit interest rate, the Company used a portfolio approach to determine a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability.

NOTE 15: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

There were no changes to goodwill during the nine months ended March 28, 2020.

No indicators or instances of impairment were identified during the nine months and fiscal year ended March 28, 2020 and June 29, 2019, respectively.

Intangible Assets

Intangible assets consisted of the following:

	March 28, 2020			June 29, 2019
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$490,136	$454,890	$35,246	$487,346	$445,558	$41,788
Customer relationships	116,505	107,916	8,589	116,505	105,901	10,604
Trade name	9,974	9,167	807	9,974	8,914	1,060
Patents	2,500	2,500	—	2,500	2,500	—
Total amortizable purchased intangible assets	619,115	574,473	44,642	616,325	562,873	53,452
In-process research & development (IPR&D)	—	—	—	2,790	—	2,790
Total purchased intangible assets	$619,115	$574,473	$44,642	$619,115	$562,873	$56,242

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(in thousands)
Cost of goods sold	$3,111	$5,368	$9,332	$19,151
Intangible asset amortization	756	756	2,268	2,285
Total intangible asset amortization expenses	$3,867	$6,124	$11,600	$21,436

The following table represents the estimated future amortization expense of intangible assets as of March 28, 2020:

Amount
Fiscal Year	(in thousands)
Remainder of 2020	$3,866
2021	13,767
2022	8,088
2023	7,604
2024	4,628
Thereafter	6,689
Total intangible assets	$44,642

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim Integrated” or the “Company” and also referred to as “we,” “our” or “us”) disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise, including the impact of the recent coronavirus (COVID-19) pandemic and the responses to it, or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, including the impact of the COVID-19 pandemic and the responses to it, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files with or furnishes to the SEC from time to time, such as its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Impact of COVID-19

The recent coronavirus (COVID-19) pandemic and the mitigation efforts by governments to attempt to control its spread are impacting and will likely continue to impact our operations, customers, and suppliers for an indefinite period of time. While we have implemented safeguards and procedures to counter the impact of the COVID-19 pandemic, the full extent to which the COVID-19 pandemic has and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted, including the further mitigation efforts taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

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

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements - Note 2, there have been no material changes during the nine months ended March 28, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

RESULTS OF OPERATIONS

Impact of COVID-19 on Our Business
The COVID-19 pandemic has impacted and will continue to impact the Company’s operations, employees, customers, and suppliers, due to shelter-in-place orders, mandated quarantines, reduced facility operations, and travel bans and restrictions. While the operating results for the fourth quarter of fiscal year 2020 and thereafter may be impacted by COVID-19, the extent and form of such impact to our business is uncertain and cannot be estimated with any degree of certainty.
Employee Health and Safety
During the last month of the fiscal quarter, the Company's facilities and offices were either operating at reduced capacity or temporarily closed for non-essential operations. In an effort to protect the health and safety of our employees, we implemented safety measures such as work-from-home practices, travel restrictions, extensive cleaning protocols, and social distancing when engaging in essential activities.
Focus on Customers
We continue to work with our sales, supplier, and customer design and engineering teams to meet current demand. Teams meet remotely, through telephonic or video conferences and by leveraging available technology, to continue the design and engineering process that would normally take place at physical customer locations.
Manufacturing and Operations
We will continue to actively monitor this rapidly-evolving situation and are working to adopt and implement government-placed orders, in addition to our own actions, in all our locations. While supply chain disruptions outside of our operations have impacted the way we conduct business, we continuously implement alternative procedures to counter the negative effects of such disruptions.
The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.8%	37.2%	35.0%	34.9%
Gross margin	65.2%	62.8%	65.0%	65.1%
Operating expenses:
Research and development	19.4%	19.7%	20.0%	18.8%
Selling, general and administrative	12.7%	13.7%	13.6%	13.3%
Intangible asset amortization	0.1%	0.1%	0.1%	0.1%
Impairment of long-lived assets	—%	—%	—%	—%
Severance and restructuring expenses	0.1%	0.3%	0.3%	0.2%
Other operating expenses (income), net	0.2%	—%	0.1%	—%
Total operating expenses	32.6%	33.9%	34.1%	32.5%
Operating income	32.6%	29.0%	30.9%	32.6%
Interest and other income (expense), net	(0.3)%	0.6%	—%	0.2%
Income before provision for income taxes	32.3%	29.6%	30.9%	32.8%
Income tax provision (benefit)	3.7%	5.5%	3.7%	6.6%
Net income	28.7%	24.1%	27.2%	26.2%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of goods sold	0.6%	0.5%	0.5%	0.4%
Research and development	2.0%	2.0%	2.0%	1.7%
Selling, general and administrative	1.6%	1.7%	1.8%	1.5%
	4.2%	4.2%	4.3%	3.6%

Net Revenues

Net revenues were $561.9 million and $542.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively.
Revenue from communications and data center products was up by 26% driven by an increased demand for base station and data center products. Revenue from consumer products was down by 18% primarily due to lower demand in smartphone products. These results include net revenues for the three months ended March 30, 2019 that align with our revised end-market categories.

Net revenues were $1.6 billion and $1.8 billion for the nine months ended March 28, 2020 and March 30, 2019, respectively. Revenue from consumer products was down by 20% primarily due to lower demand in smartphone products. Revenue from industrial products was down by 7% primarily due to lower demand in control and automation, and medical products. These results include net revenues for the nine months ended March 30, 2019 that align with our revised end-market categories.

During each of the three months ended March 28, 2020 and March 30, 2019, approximately 89% of net revenues were derived from customers outside of the United States. While less than 1.0% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three and nine months ended March 28, 2020 and March 30, 2019 was immaterial.

Gross Margin

Our gross margin percentages were 65.2% and 62.8% for the three months ended March 28, 2020 and March 30, 2019, respectively. Our gross margin increased by 2.4 percentage points, primarily due to lower inventory reserve requirements.

Our gross margin percentages were 65.0% and 65.1% for the nine months ended March 28, 2020 and March 30, 2019, respectively. Our gross margin decreased by 0.1 percentage point, remaining flat compared to the same period last year.

Research and Development

Research and development expenses were $109.1 million and $107.1 million for the three months ended March 28, 2020 and March 30, 2019, respectively, which represented 19.4% and 19.7% of net revenues for each respective period. The $2.0 million increase was primarily due to higher employee compensation expense.

Research and development expenses were $330.0 million and $330.1 million for the nine months ended March 28, 2020 and March 30, 2019, respectively, which represented 20.0% and 18.8% of net revenues for each respective period. Research and development expenses remained flat compared to the same period last year.

Selling, General and Administrative

Selling, general and administrative expenses were $71.6 million and $74.1 million for the three months ended March 28, 2020 and March 30, 2019, respectively, which represented 12.7% and 13.7% of net revenues for each respective period. The $2.5 million decrease was mainly due to lower depreciation expenses.

Selling, general and administrative expenses were $223.8 million and $233.5 million for the nine months ended March 28, 2020 and March 30, 2019, respectively, which represented 13.6% and 13.3% of net revenues for each respective period. The $9.7 million decrease was due to lower depreciation, professional fees, and travel expenses.

Provision for Income Taxes

In the three and nine months ended March 28, 2020, the Company recorded an income tax provision of $20.5 million and $61.2 million, respectively, compared to $29.8 million and $116.8 million for the three and nine months ended March 30, 2019, respectively. The Company’s effective tax rate for the three and nine months ended March 28, 2020 was 11.3% and 12.0%, respectively, compared to 18.6% and 20.3% for the three and nine months ended March 30, 2019, respectively.

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three and nine months ended March 28, 2020 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense related to Global Intangible Low-Taxed Income (“GILTI”).

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

BACKLOG

As of March 28, 2020 and June 29, 2019, our current quarter backlog was approximately $508.5 million and $391.3 million, respectively. In backlog, we include orders with customer request dates within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure of future revenues. All backlog numbers have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Nine Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Net cash provided by (used in) operating activities	$588,526	$638,373
Net cash provided by (used in) investing activities	42,386	785,387
Net cash provided by (used in) financing activities	(749,587)	(1,312,681)
Net increase (decrease) in cash and cash equivalents	$(118,675)	$111,079
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities decreased by $49.8 million for the nine months ended March 28, 2020 compared with the nine months ended March 30, 2019 due mainly to lower net income and changes in working capital. Changes in working capital were driven by a decrease in income tax payable and an increase in accounts receivable, partially offset by a decrease in inventory and an increase in accrued expenses.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities, and capital expenditures.

Cash provided by investing activities decreased by $743.0 million for the nine months ended March 28, 2020 compared with the nine months ended March 30, 2019. The decrease was due to lower proceeds from maturity of available-for-sale securities partially offset by lower purchases of available-for-sale securities.

Financing activities

Financing cash flows consist primarily of payment of debt, dividends to stockholders, and repurchases of common stock.

Cash used in financing activities decreased by $563.1 million for the nine months ended March 28, 2020 compared with the nine months ended March 30, 2019. The decrease was due to a $500.0 million debt repayment we made in November 2018 and lower repurchases of common stock.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

As of March 28, 2020, our available funds consisted of $1.7 billion in cash, cash equivalents and short-term investments.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the three and nine months ended March 28, 2020, we repurchased an aggregate of $157.0 million and $358.5 million of the Company's common stock, respectively.

During the three and nine months ended March 28, 2020, we paid cash dividends of $0.48 and $1.44 per common share totaling $129.1 million and $389.1 million, respectively.

We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, debt repayments and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of March 28, 2020, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three and nine months ended March 28, 2020 and March 30, 2019 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 28, 2020. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2020. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth above under Part I, Item 1, Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A: RISK FACTORS

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

The recent coronavirus (COVID-19) pandemic and the mitigation efforts by governments to attempt to control its spread have negatively impacted and could have a material adverse effect on our business, financial condition, and results of operations.

As a result of the recent coronavirus (COVID-19) pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, shelter-in-place orders, quarantines, and business limitations and shutdowns. The COVID-19 pandemic and resulting mitigation efforts have impacted and will likely continue to impact our business, results of operations, and financial condition for an indefinite period of time. While we are unable to accurately predict the full extent to which the COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread will have on our results from operations and financial condition due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers for an indefinite period of time.

We operate our business in worldwide locations. The potential risks and effects of this pandemic and economic crisis, including potential global or regional recessions or depressions, that could have a material adverse effect on our business, financial condition, and results of operations include, but not limited to:

•	Adverse impact on our customers and supply channels;

•	Decrease in product demand and pricing as a result of this pandemic and unfavorable economic and market conditions;

•	Disruption in our global operations, including our internal and compliance processes;

•	Restrictions on our manufacturing, support operations or workforce, or similar limitations for our customers, vendors, and suppliers, could limit our ability to meet customer demand;

•	Potential increased credit risk if customers, distributors, and resellers are unable to pay us, or must delay paying their obligations to us;

•	Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures could result in delays; and

•	Impact on our workforce/employees due to the ease with which the virus spreads and the current shelter-in-place orders.

The COVID-19 pandemic, and the various responses to it, may also have the effect of heightening many of the other risks disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019, which is incorporated herein by reference.

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

The following table summarizes the activity related to stock repurchases for the three months ended March 28, 2020:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Dec 29, 2019 - Jan 25, 2020	499	$61.68	499	$882,689
Jan 26, 2020 - Feb 22, 2020	714	62.82	714	837,842
Feb 23, 2020 - Mar 28, 2020	1,599	50.90	1,599	756,470
Total for the quarter	2,812	$55.84	2,812	$756,470

In the three months ended March 28, 2020, the Company repurchased approximately 2.8 million shares of its common stock for approximately $157.0 million. As of March 28, 2020, the Company had remaining authorization of $0.8 billion for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company’s common stock and general market and business conditions.

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

April 29, 2020	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Brian C. White
Brian C. White
Senior Vice President, Chief Financial Officer