Form 10-K
period 2020-06-27
MAXIM INTEGRATED PRODUCTS INC
filed 2020-08-19
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 28, 2019 as reported by The NASDAQ Global Select Market was $11,337,494,384. Shares of voting stock held by executive officers, directors, and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of August 10, 2020: 266,695,209.
Documents Incorporated By Reference:
Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this report.

MAXIM INTEGRATED PRODUCTS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item I - Business, Part I, Item 1A - Risk Factors and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, potential growth opportunities, manufacturing plans, pending litigation, effective tax rates and tax reserves for uncertain tax positions, the uncertainties as to the timing of the completion of our pending merger with Analog Devices, Inc. and the ability of each party to complete the merger, and the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “forecast,” “estimate,” “believe,” “should,” “could,” “intend,” “potential,” “will,” “may,” “might,” “plan,” “seek,” “predict,” “project” and variations of such words and similar words or expressions and the negatives of those terms. These statements involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this Annual Report and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our beliefs and assumptions only as of the date of this Annual Report. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

PART I

ITEM 1. BUSINESS

Overview

Maxim Integrated Products, Inc. (“Maxim Integrated” or the “Company” and also referred to as “we,” “our” or “us”) designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The analog market is fragmented and characterized by many diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. We are a global company with a wafer manufacturing facility in the U.S., test facilities in the Philippines and Thailand, and sales and circuit design offices around the world. We also utilize third parties for manufacturing and assembly of our products. The major end-markets in which our products are sold are the Automotive, Communications & Data Center, Consumer, and Industrial markets.

We are a Delaware corporation originally incorporated in California in 1983. The mailing address for our headquarters is 160 Rio Robles, San Jose, California 95134, and our telephone number is (408) 601-1000. Additional information about us is available on our website at www.maximintegrated.com. The contents of our website are not incorporated into this Annual Report.

We have a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2020 and 2019 were 52-week fiscal years. Fiscal year 2018 was a 53-week fiscal year. Fiscal year 2021 will be a 52-week fiscal year.

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

Impact of COVID-19

The ongoing novel coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread are impacting and will likely continue to impact our operations, customers, and suppliers for an indefinite period of time. While we have implemented safeguards and procedures to counter the impact of the COVID-19 pandemic, the full extent to which the COVID-19 pandemic has and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted, including the further mitigation efforts taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

For additional information regarding the impact of COVID-19 on the Company’s business, results of operations, financial condition and other associated risks and uncertainties see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1A - Risk Factors in this Annual Report.

Recent Developments

On July 13, 2020, the Company announced that it had entered into an Agreement and Plan of Merger, dated July 12, 2020 (as it may be amended from time to time, the “ADI Merger Agreement”) with Analog Devices, Inc., a Massachusetts corporation (“Analog Devices” or "ADI"), and Magneto Corp., a wholly-owned subsidiary of Analog Devices (“Acquisition Sub”), under which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Acquisition Sub will merge with and into the Company, and the Company will survive the merger as a wholly-owned subsidiary of Analog Devices (the “ADI Merger”). Under the terms of the ADI Merger Agreement, at the effective time of the ADI Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of Company Common Stock held by Analog Devices or Acquisition Sub) will be converted into the right to receive 0.6300 of a fully paid and non-assessable share of common stock, par value $0.16 2/3 per share, of Analog Devices (with cash being paid (without interest and less applicable withholding taxes) in lieu of any fraction of a share of Analog Devices common stock). Analog Devices shareholders will continue to own their existing Analog Devices shares, and the combined company will be named Analog Devices.

The ADI Merger has been approved by both the Company’s Board of Directors and the Board of Directors of Analog Devices. The completion of the ADI Merger is subject to customary closing conditions, including, among others, the required approvals of Maxim Integrated’s stockholders, the approval of ADI’s shareholders and the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the transaction is expected to close in the summer of 2021. For additional information on the ADI Merger Agreement and the ADI Merger, please refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2020. The Company cannot guarantee that the ADI Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the ADI Merger Agreement.

For additional information regarding the ADI Merger, including associated risks and uncertainties, see Part I, Item 1A - Risk Factors, Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 “Subsequent Events” in in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) this Annual Report.

The Linear and Mixed-Signal Analog Integrated Circuit Market

All electronic signals generally fall into one of two categories, linear or digital. Linear or analog signals represent real world phenomena, such as temperature, pressure, sound or speed, and are continuously variable over a wide range of values. Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off.

Three general classes of semiconductor products arise from this distinction between linear and digital signals:

•	digital devices, such as memories and microprocessors that operate primarily in the digital domain;

•	linear devices, such as amplifiers, references, analog multiplexers, and switches that operate primarily in the analog domain; and

•	mixed-signal devices such as data converter devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital domains.

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

Our linear and mixed-signal products now serve four major end-markets: (i) Automotive, (ii) Communications & Data Center, (iii) Consumer and (iv) Industrial. These major end-markets and their corresponding markets are noted in the table below:

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

In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation (“Epson”). In fiscal year 2010, we entered into a supply agreement with Powerchip Semiconductor Manufacturing Corp. (“Powerchip”) to provide 300mm wafer capacity. In fiscal year 2014, we entered into a supply agreement with UMC Corporation (“UMC”). In fiscal year 2016, we entered into a supply agreement with TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.) ("TowerJazz"), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. In fiscal year 2018, we ramped production at our most recently added partner foundry, Mie Fujitsu Semiconductor Limited (“MIFS”). MIFS was a joint venture between Fujitsu Semiconductor Ltd. and UMC that was wholly acquired by UMC and renamed United Semiconductor Japan Co., Ltd. (“USJC”) in 2019. Epson and USJC in Japan and UMC and Powerchip in Taiwan manufacture products for us under rights and licenses using our proprietary technology. In fiscal years 2020, 2019 and 2018, wafers manufactured by our partner foundries and merchant foundries (e.g., Taiwan Semiconductor Manufacturing Company Limited) represented 70%, 65% and 73% respectively, of our total wafer manufacturing.

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

Integrated circuit assembly is performed by foreign assembly subcontractors, located in China, Japan, Malaysia, the Philippines, Taiwan, Thailand, Singapore, and South Korea, where wafers are separated into individual integrated circuits and assembled into a variety of packages.

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

We derived approximately 52% of our fiscal year 2020 revenue from sales made through distributors which includes distribution sales to Samsung and catalog distributors. Our primary distributor is Avnet Electronics ("Avnet") which accounted for 22%, 22% and 25% of our revenues in fiscal years 2020, 2019 and 2018, respectively. Avnet, like our other distributors, is not an end customer, but rather serves as a channel of sale to many end users of our products. Sales to Samsung, our largest single end customer (through direct sales and distributors), accounted for approximately 10% of net revenues in fiscal years 2019 and 2018. No single customer (other than Avnet and Samsung) nor single product accounted for 10% or more of net revenues in fiscal years 2020, 2019 and 2018. Based on customers’ ship-to locations, international sales accounted for approximately 89%, 89% and 88% of our net revenues in fiscal years 2020, 2019 and 2018, respectively. See Note 12: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

Seasonality

Our revenue is generally influenced on a quarterly basis by customer demand patterns and new product introductions. A large number of our products have been incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.

Foreign Operations

We conduct business in numerous countries outside of the United States (“U.S.”). Our international business is subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies, and regulations of foreign governments. Refer to our discussion of risks related to our foreign operations as included in Item 1A, Risk Factors and our discussion of foreign income included in Item 7 under “Results of Operations” included in this Annual Report. Refer to net revenues from unaffiliated customers by geographic region included in Note 12: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

Backlog

On June 27, 2020 and June 29, 2019, our current quarter backlog was approximately $496.4 million and $391.3 million, respectively. Our current quarter backlog includes customer request dates to be filled within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure for predicting future revenues. All backlog amounts have been adjusted for estimated future distribution ship and debit pricing adjustments.

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

Our research and development plans require engineering talent and tools for product definition, electronic design automation (“EDA”), circuit design, process technologies, test development, test technology, packaging development, software development and applications support. Research and development expenses were $440.2 million, $435.2 million and $450.9 million in fiscal years 2020, 2019 and 2018, respectively. See “Research and Development” under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

Competition

The linear and mixed-signal analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some portion of our business.

We believe the principal elements of competition include:

•	technical innovation;

•	service and support;

•	time to market;

•	business, operational, marketing, and financial strategy;

•	differentiated product performance and features;

•	quality and reliability;

•	product pricing and delivery capabilities;

•	customized design and applications;

•	business relationship with customers;

•	experience, skill and productivity of employees and management; and

•	manufacturing competence and inventory management.

Our principal competitors include, but are not limited to, Analog Devices, Inc., Cirrus Logic, Inc., Monolithic Power Systems, Inc., NXP Semiconductors N.V., Semtech Corporation, Silicon Laboratories, and Texas Instruments Inc. We expect increased competition in the future from other emerging and established companies as well as through consolidation of our competitors within the semiconductor industry.

Patents, Licenses and Other Intellectual Property Rights

We rely upon both know-how and patents to develop and maintain our competitive position.

It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered by us to be more advantageous. We hold a number of patents worldwide with expiration dates ranging from calendar year 2020 to 2039. We have also registered several of our trademarks and copyrights in the United States and other countries.

Employees

As of June 27, 2020, we employed 7,115 persons.

Environmental Regulations

Our compliance with foreign, federal, state, and local laws and regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive or financial position.

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

The announcement and pending agreement to merge with Analog Devices may adversely affect our business, financial condition, results of operations, and stock price.

Uncertainty relating to the pending ADI Merger could have an adverse effect on our employees, customers, partners, and other third parties that may materially disrupt key business activities and may adversely impact our financial condition, results of operations, and stock price. Moreover, we are subject to various additional risks in connection with the announcement and pendency of the ADI Merger, including:

•	the fact that the conditions to the closing of the ADI Merger may not be satisfied or waived, including that the required approval of Maxim stockholders or ADI shareholders may not be obtained;

•	uncertainty relating to the pending Merger may cause current and prospective customers to consider alternatives, and potentially change suppliers;

•	potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles following the ADI Merger;

•	the significant diversion of internal resources and key employees’ and management’s attention due to the pending ADI Merger;

•
legal proceedings that may arise challenging the ADI Merger and the related transactions contemplated by the ADI Merger Agreement may require us to incur significant legal fees and expenses, and may result in unfavorable outcomes that could delay or prevent the completion of the Merger;

•
the restrictions imposed on our business and operations under the ADI Merger Agreement may prevent us from pursuing opportunities without Analog Devices’ approval or taking other actions that we might have undertaken in the absence of the proposed ADI Merger, such as dividend payments, stock repurchases, and restructurings, which may interfere with our ability to effectively respond to competitive pressures, execute business strategies, and meet financial goals;

•
the ADI Merger Agreement contains customary provisions that restrict our ability to pursue alternative transaction to the ADI Merger and that may discourage potential competing acquirers from considering or proposing an alternative transaction that may provide a higher value to our stockholders; and

•
the required regulatory approvals from governmental entities (U.S. and non-U.S.) may delay the completion of the ADI Merger or result in the imposition of conditions that would allow Analog Devices to terminate the ADI Merger Agreement in certain circumstances and be obligated to pay us the termination fee specified in the ADI Merger Agreement.

Any failure of the pending ADI Merger to be completed may adversely affect our business, financial condition, results of operations, and stock price.

Each of our and Analog Devices’ obligations to complete the ADI Merger is subject to a number of conditions specified in the ADI Merger Agreement, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock; (ii) the approval by Analog Devices shareholders of the issuance of ADI common stock to Maxim Integrated stockholders in the ADI Merger; (iii) the absence of certain laws, orders, judgments, and injunctions that restrain, enjoin, or otherwise prohibit the completion of the Merger; (iv) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of specified non-U.S. regulatory approvals; and (v) subject to certain materiality standards, the accuracy of representations and warranties with respect to the Company and Analog Devices and compliance in all material respects by the Company and Analog Devices with their respective covenants contained in the ADI Merger Agreement. There can be no assurance that these conditions to the completion of the Merger will be satisfied within the timeframe specified in the Merger Agreement or at all.

Regulatory and governmental authorities may impose conditions on the granting of the required regulatory approvals, including divestitures of certain assets or businesses, which may result in extended negotiations among these entities, Analog Devices and us, which may delay the completion of the ADI Merger and increase the risk that the ADI Merger may not be completed.

If the ADI Merger is not completed, our stock price could decline to the extent that our current share price reflects an assumption that the ADI Merger will be completed. Furthermore, if the ADI Merger is not completed, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, including the following:

•
we have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs in connection with the ADI Merger, and many of these fees and costs are payable by us regardless of whether the ADI Merger is completed;

•
we could be required to pay a termination fee of up to $725 million to Analog Devices under circumstances as described in the ADI Merger Agreement, including a circumstance in which our Board of Directors changes its recommendation concerning the approval of the ADI Merger or if the Company were to receive an alternative proposal;

•
the failure to complete the ADI Merger may result in adverse publicity, negatively impact the reputation of the Company in the capital markets and investment community, and result in critical responses from our customers, partners, and other third parties;

•	legal proceedings may be instituted against us, our directors and others relating to the ADI Merger and related transactions;

•
any disruptions to our business resulting from the announcement and pendency of the ADI Merger, including any adverse changes to our relationships with customers, vendors, and employees, may continue or intensify in the event the ADI Merger is not completed;

•	we may experience employee departures; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

The ongoing novel coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread have negatively impacted and could have a material adverse effect on our business, financial condition, and results of operations.

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, shelter-in-place orders, quarantines, and business limitations and shutdowns. The COVID-19 pandemic and resulting mitigation efforts have impacted and will likely continue to impact our business, results of operations, and financial condition for an indefinite period of time. While we are unable to accurately predict the full extent to which the COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread will have on our results from operations and financial condition due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers for an indefinite period of time.

We operate our business in worldwide locations. The potential risks and effects of this pandemic and economic crisis, including potential global or regional recessions or depressions, that could have a material adverse effect on our business, financial condition, and results of operations include, but not limited to:

•	Adverse impact on our customers and supply channels;

•	Decrease in product demand and pricing as a result of this pandemic and unfavorable economic and market conditions;

•	Disruption in our global operations, including our internal and compliance processes;

•	Restrictions on our manufacturing, support operations or workforce, or similar limitations for our customers, vendors, and suppliers, could limit our ability to meet customer demand;

•	Potential increased credit risk if customers, distributors, and resellers are unable to pay us, or must delay paying their obligations to us;

•	Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures could result in delays;

•	Impact on our workforce/employees due to the ease with which the virus spreads; and

•	Potential failure of our computer systems or communication systems as well as increased cyber-related risks due to our employees working from home.

Any or all of these items may occur, which individually or in the aggregate, may have a material adverse effect on our business, financial condition, and results of operations. These risks could accelerate or intensify depending on the severity and length of the pandemic. The COVID-19 pandemic has in the short-term, and may in the long-term, adversely impact the global economy, potentially leading to an economic downturn and increased unemployment. Moreover, even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business due to its global economic impact.

The COVID-19 pandemic, and the various responses to it, may also have the effect of heightening many of the other risks disclosed herein.

The sale of our products and our results of operations are dependent upon demand from the end markets of our customers, which is cyclical.

Our products are sold in the following major end-markets: (i) Automotive, (ii) Communications & Data Center, (iii) Consumer, and (iv) Industrial. The demand for our products is subject to the strength of these four major end-markets that we serve and to some extent the overall economic climate. We often experience decreases and increases in demand for our products primarily due to the end-market demand of our customers. Our business and results of operations may be adversely affected if demand for our products decreases or if we are unable to meet an increase in demand without significantly increasing the lead-time for the delivery of our products. The semiconductor market historically has been cyclical with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction and subject to significant and often rapid increases and decreases in product demand. As a result, changes could have adverse effects on our results of operation.

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

We are subject to the political and legal risks inherent in international operations. Exposure to political instabilities, different business policies and varying legal or regulatory standards, including, but not limited to, international trade disputes, could result in the imposition of tariffs, sanctions, restrictions on the U.S. import and export controls and other trade restrictions or barriers, which could negatively impact economic activity and lead to a contraction of customer demand. For example, in 2018, the U.S. and China began to impose partial tariffs on each other's products, and the trade tension between the two countries has escalated in 2019 through 2020. In addition, the U.S. has and may continue to focus on the business practices of specific foreign companies, including large technology companies based in China, which may result in future U.S. government actions impacting our ability to do business with such companies. The possibility of a deteriorating trade relationship may put us at a disadvantage in competition with non-U.S. companies and lead to a decreased customer demand for our products in the long-term due to the growing economic risks and geopolitical uncertainty between the U.S. and China. International trade disputes could also result in various forms of protectionist trade legislation and other protectionist measures that could limit the Company’s ability to operate its business and have a negative effect on end-market demand, which could have a material adverse impact on our results of operations and financial condition. Additionally, political and economic changes or volatility, political unrest, civil strife, public corruption and other economic or political uncertainties in certain countries, such as the Philippines, could interrupt and negatively affect our business operations. We have been impacted by these problems in the past, but none have materially affected our results of operations. Problems in the future or not-yet-materialized consequences of past problems could affect deliveries of our products to our customers, possibly resulting in business interruptions, substantially delayed or lost sales and/or increased expenses that cannot be passed on to our customers, any of which could ultimately have a material adverse effect on our business.

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

If our internal fabrication facilities become unavailable to us, it would be time consuming, difficult, and costly to arrange for new manufacturing facilities to supply our products given the nature of our products. In addition, our third parties' manufacturing facilities may not be available to us due to natural or man-made disasters, labor unrest, political conditions, social unrest, civil strife, or other causes. To the extent we experience disruptions at our wafer fabrication facilities, or we do not achieve acceptable manufacturing yields, our results of operations could be adversely affected.

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

We rely on several information technology systems to provide products and services, process orders, manage inventory, process shipments to customers, keep financial, employee, and other records, and operate other critical functions. Maintaining the security of our information technology systems is important to our business and reputation. These information technology systems are subject to damage or interruption from a number of potential sources. Security breaches, including cyber-attacks, phishing attacks, denial-of-service attacks, or attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise information technology systems, are becoming increasingly frequent and more sophisticated. We currently have developed, and are in the process of developing more systems and procedures that include, among other things, ongoing internal risk assessments to identify vulnerabilities, an internal group dedicated to reviewing cybersecurity threats, and the adoption of an information security policy. Due to the evolving threat landscape, cyber-based attacks will continue and we may experience them going forward, potentially with more frequency. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our intellectual property, technology, operations, customer data and proprietary information from potential cyber-attacks. However, although we take steps to detect and investigate security incidents and implement protections to prevent their recurrence, in some cases, we might be unable to anticipate or prevent all attacks because the techniques used to obtain unauthorized access to or sabotage networks and systems are constantly evolving. There can be no assurance that any future system improvements will be effective in preventing attacks or limiting the damage from any future cyber-attacks or disruptions.

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

We rely on subcontractors located in various parts of the world for assembly and CSP packaging services, freight and logistic services, wafer fabrication, and sorting and testing services. For example, in connection with the sale of our semiconductor wafer fabrication facility in San Antonio, Texas to TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.) ("TowerJazz"), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. (“Tower”), we entered into a long-term supply agreement with TowerJazz, pursuant to which we procure from TowerJazz certain quantities of silicon wafers upon which integrated circuits are made that are designed by us. None of the subcontractors we currently use is affiliated with us. Reliability problems experienced by our subcontractors or the inability to promptly replace any subcontractor could cause serious problems in delivery and quality resulting in potential product liability to us. Such problems could impair our ability to meet our revenue plan in the fiscal year period impacted by the disruption. Failure to meet the revenue plan may materially adversely impact our results of operations.

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

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under Internal Revenue Code (“IRC”) Section 245A (“Section 245A”), as enacted by the Tax Cuts and Jobs Act, and IRC Section 954(c)(6) (the “Temporary Regulations”), which apply retroactively to intercompany dividends occurring after December 31, 2017. The Temporary Regulations limit the applicability of the foreign personal holding company income (“FPHCI”) look-through exception for certain intercompany dividends received by a controlled foreign corporation. Before application of the retroactive Temporary Regulations, the Company benefited in fiscal years 2018 and 2019 from the FPHCI look-through exception. The Company has analyzed the relevant Temporary Regulations and concluded that they were not validly issued. Therefore, the Company has not accounted for the effects of the retroactive Temporary Regulations in its results of operations for fiscal year 2019 or fiscal year 2020. The

Company believes it has strong arguments in favor of its position and that it has met the more likely than not recognition threshold that its position will be sustained. The Company intends to vigorously defend its position, however, due to the uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurance that the relevant Temporary Regulations will be invalidated, modified or that a court of law will rule in favor of the Company. An unfavorable resolution of this issue could have a material adverse impact on our results of operations and financial condition.

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

A portion of our sales is realized through independent electronics distributors that are not under our direct control. These independent sales organizations generally represent product lines offered by several companies and thus could underperform for various reasons, including as a result of reducing their sales efforts applied to our products, or terminating their distribution relationship with us. In fiscal 2020, 52% of our revenues were generated from distributors, the largest of which was Avnet, our primary world-wide distributor, which accounted for 22% of our revenues. We require certain foreign distributors to provide a letter of credit to us in an amount up to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not contractually protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, or the general underperformance of a significant distributor could be disruptive and harmful to our current business. Additional factors that could adversely affect us include the difficulties of managing independent sales organizations due to any matter involving fraud or dishonesty on the part of the independent distributors and sales representatives. It is often difficult to anticipate or immediately detect such misconduct of an independent third party.

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

Our stock price may be volatile.

The market price of our common stock may be volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, including the pending ADI Merger, many of which are beyond our control.

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

Due to the nature of our compensation programs, some of our executive officers sell shares of our common stock each quarter or otherwise periodically, including pursuant to trading plans established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Regardless of the reasons for such sales, analysts and investors could view such actions in a negative light and the market price of our common stock could be adversely affected as a result of such periodic sales.

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

Material impairments of our goodwill and intangible assets could adversely affect our results of operations.

We have a significant amount of goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment annually or more frequently if certain impairment indicators arise or circumstances change that indicate fair value of a reporting unit or intangible asset may be below its carrying amount. Determination of fair values require considerable judgment and is sensitive to inherent uncertainties and changes in estimates and assumptions. Declines in market conditions, weak trends in anticipated financial performance of reporting units or declines in revenue projections are examples of indicators that carrying values of goodwill or intangible assets may not be recoverable. We may be required to record an impairment that, when incurred, could have a material adverse effect on our financial statements.

Business interruptions from natural disasters could harm our ability to produce products.

We operate our business in worldwide locations. Some of our facilities and those of our subcontractors are located in areas of the world that are susceptible to damage from natural disasters and other significant disruptions, including earthquakes, typhoons, hurricanes, tsunamis, volcano eruptions, floods, fires, water shortages, and other natural or man-made catastrophic events. In the event of a natural disaster, we may suffer a disruption in our operations that could adversely affect our results of operations.

Our financial condition, operations and liquidity may be materially adversely affected in the event of a catastrophic loss for which we are self-insured.

We are primarily self-insured with respect to many of our commercial risks and exposures. Based on management's assessment and judgment, we have determined that it is generally more cost effective to self-insure these risks. The risks and exposures we self-insure include, but are not limited to, fire, property and casualty, natural disasters, product defects, political risk, social unrest, general liability, theft, counterfeits, patent infringement, certain employment practice matters and medical benefits for many of our U.S. employees. Should there be catastrophic loss from events such as fires, explosions, volcano eruptions, earthquakes, or man-made and other natural disasters, among many other risks, or adverse court or similar decisions in any area in which we are self-insured, our financial condition, results of operations, and liquidity may be materially adversely affected.

We may be materially adversely affected by currency fluctuations.

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 89%, 89% and 88% of our net revenues in fiscal years 2020, 2019 and 2018, respectively, were from shipments to customers located outside the United States. Currency exchange fluctuations could decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products produced by our foreign competitors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters is in San Jose, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal offices and manufacturing facilities as of June 27, 2020:

Principal Properties	Use(s)	Approximate Floor Space (sq. ft.)
Cavite, the Philippines	Manufacturing, engineering, and administrative	489,000
San Jose, California	Corporate headquarters, engineering, sales, and administrative	435,000
Beaverton, Oregon	Wafer fabrication, engineering, and administrative	312,000
Chonburi Province, Thailand	Manufacturing, engineering, and administrative	194,000
Dallas, Texas†	Engineering, sales, and administrative	82,000
Chandler, Arizona	Engineering, sales, and administrative	65,000
Bangalore, India†	Engineering and administrative	49,000
Colorado Springs, Colorado†	Engineering and administrative	28,000
Hamburg, Germany†	Engineering, sales, and administrative	22,000
Dublin, Ireland†	Engineering, administrative and sales	20,000

† Leased.

In addition to the property listed in the above table, we also lease sales, engineering, administration and manufacturing offices and other premises at various locations in the United States and internationally under operating leases, none of which are material to our future cash flows. These leases expire at various dates through fiscal year 2031. We anticipate no difficulty in retaining occupancy of any of our other manufacturing, office, or sales facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol MXIM. As of August 10, 2020, there were approximately 600 stockholders of record of our common stock.

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the three months ended June 27, 2020:

	Issuer Purchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Mar 29, 2020 - Apr. 25, 2020	1,216	$50.45	1,216	$695,134
Apr. 26, 2020 - May 23, 2020	339	$54.63	339	$676,571
May 24, 2020 - Jun. 27, 2020	41	$59.16	41	$674,171
Total	1,596	$51.56	1,596	$674,171

On October 30, 2018, the Board of Directors of the Company authorized the repurchase of up to $1.5 billion of the Company’s common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

During fiscal year 2020, we repurchased approximately 7.9 million shares of our common stock for $440.8 million. As of June 27, 2020, we had a remaining authorization of $0.7 billion for future share repurchases. Pursuant to the terms of the ADI Merger Agreement, the Company suspended its repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

Dividend Policy

A cash dividend of $0.48 per share will be paid on September 11, 2020, to stockholders of record on August 27, 2020. The Company will neither declare nor pay a dividend in any of the next succeeding four fiscal quarters as the ADI Merger Agreement restricts the Company's ability to declare or pay dividends during that period.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index, the Standard & Poor's ("S&P") 500 Index, and the Philadelphia Semiconductor Index for the five years ended June 27, 2020. The graph and table assume that $100 was invested on June 26, 2015 (the last day of trading for the fiscal year ended June 27, 2015) in each of our common stock, the NASDAQ Composite Index, the S&P 500 Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative returns shown on the graph are based on our fiscal year.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The returns shown are based on historical results and are not intended to suggest or predict future performance.

	Base Year	Fiscal Year Ended
	June 27, 2015	June 25, 2016	June 24, 2017	June 30, 2018	June 29, 2019	June 27, 2020
Maxim Integrated Products, Inc.	$100.00	$104.51	$141.00	$185.39	$195.34	$200.01
NASDAQ Composite	$100.00	$93.82	$126.32	$153.05	$164.96	$203.10
S&P 500	$100.00	$99.09	$121.09	$137.69	$152.03	$158.60
Philadelphia Semiconductor	$100.00	$98.69	$161.85	$198.98	$225.47	$302.42

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The following selected financial data as of June 27, 2020 and June 29, 2019 and for the years ended June 27, 2020, June 29, 2019 and June 30, 2018 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in Part IV, Item 15(a) of this Annual Report. The following selected financial data as of June 30, 2018, June 24, 2017, and June 25, 2016 and for the years ended June 24, 2017 and June 25, 2016 have been derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period. We adopted Accounting Standards Codification Topic 606 (Topic 606), effective July 1, 2018, using the modified retrospective method. The reported results for fiscal years starting 2019 reflect the application of Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under Topic 605. We adopted Accounting Standards Codification Topic 842 (Topic 842), effective June 30, 2019, using the modified retrospective method. The reported consolidated balance sheet data for fiscal year 2020 reflects the application of Topic 842, while the consolidated balance sheet data for prior fiscal years are not adjusted and continue to be reported under Topic 840.

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,191,395	$2,314,329	$2,480,066	$2,295,615	$2,194,719
Cost of goods sold	758,743	813,823	853,945	849,135	950,331
Gross margin	$1,432,652	$1,500,506	$1,626,121	$1,446,480	$1,244,388
Gross margin %	65.4%	64.8%	65.6%	63.0%	56.7%

Operating income	$686,394	$747,098	$833,448	$694,777	$313,849
% of net revenues	31.3%	32.3%	33.6%	30.3%	14.3%

Net income	$654,694	$827,486	$467,318	$571,613	$227,475

Earnings per share
Basic net income per share	$2.43	$3.01	$1.66	$2.02	$0.80
Diluted net income per share	$2.41	$2.97	$1.64	$1.98	$0.79

Weighted-average shares used in the calculation of earnings per share:
Basic	269,341	274,966	280,979	283,147	285,081
Diluted	272,028	278,777	285,674	287,974	289,479

Dividends declared and paid per share	$1.92	$1.84	$1.56	$1.32	$1.20

	As of
	June 27, 2020	June 29, 2019	June 30, 2018	June 24, 2017	June 25, 2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,614,206	$1,898,332	$2,626,399	$2,744,839	$2,230,668
Working capital	$1,864,495	$2,168,333	$2,413,014	$3,026,597	$2,197,645
Total assets	$3,629,303	$3,743,982	$4,451,561	$4,570,233	$4,234,616
Long-term debt, excluding current portion	$994,022	$992,584	$991,147	$1,487,678	$990,090
Total stockholders' equity	$1,657,457	$1,845,276	$1,930,940	$2,202,694	$2,107,814

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

The ADI Merger

The completion of the ADI Merger under the ADI Merger Agreement is subject to customary closing conditions, including, among others, the approval of Maxim Integrated’s stockholders, the approval of Analog Devices’ shareholders and the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the ADI Merger is expected to close in the summer of 2021. For additional information on the ADI Merger Agreement and the ADI Merger, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2020. The Company cannot guarantee that the ADI Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the ADI Merger Agreement.

Overview

We are a global company with manufacturing facilities in the United States, the Philippines and Thailand, and sales offices and design centers throughout the world. We design, develop, manufacture and market linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The analog market is fragmented and characterized by diverse applications, a great number of product variations and, with respect to many circuit types, relatively long product life cycles. The major end-markets in which we sell our products are the automotive, communications and data center, consumer, and industrial markets. We are incorporated in the State of Delaware.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include valuation of inventories, accounting for income taxes, and assessment of litigation and contingencies. These policies and the estimates and judgments involved are discussed further below. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Annual Report.

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) net realizable value. Our standard cost revision policy is to monitor manufacturing variances and revise standard costs on a periodic basis. At each reporting period, we assess our ending inventories for excess quantities and obsolescence based on our projected sales outlook. This assessment includes analysis of projections of future demand. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on this forecasted product demand analysis. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted as we release these reserves upon the ultimate product shipment. During fiscal years 2020 and 2019, we had net inventory write-downs of $16.5 million and $36.1 million, respectively.

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

ASC No. 740-10, Income Taxes (“ASC 740-10”), prescribes a recognition threshold and measurement framework for financial statement reporting and disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. Although we believe that our computation of tax benefits to be recognized and realized are reasonable, no assurance can be given that the final outcome will not be different from what was reflected in our income tax provisions and accruals. Such differences could have a material impact on our net income and operating results in the period in which such determination is made. See Note 17: "Income Taxes" in the Notes to Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report for further information related to ASC 740-10.

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

Litigation and Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or other intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against us. We periodically assess each matter in order to determine if a contingent liability in accordance with ASC No. 450, Contingencies (“ASC 450”), should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. We expense legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained, combined with management's judgment regarding all of the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss. In determining the amount of a contingent loss, we take into consideration advice received from experts in the specific matter, the current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed, thereby favorably impacting our results of operations.

Impact of COVID-19 on Our Business
The ongoing COVID-19 pandemic has impacted and will continue to impact the Company’s operations, employees, customers, and suppliers, due to shelter-in-place orders, mandated quarantines, reduced facility operations, and travel bans and restrictions. While the operating results for the first quarter of fiscal year 2021 and thereafter may be impacted by COVID-19, the extent and form of such impact to our business is uncertain and cannot be estimated with any degree of certainty.
Employee Health and Safety
During the third and fourth quarters of fiscal year 2020, the Company's facilities and offices were either operating at reduced capacity or temporarily closed for non-essential operations. In an effort to protect the health and safety of our employees, we implemented safety measures such as work-from-home practices, travel restrictions, extensive cleaning protocols, and social distancing when engaging in essential activities.
Focus on Customers
We continue to work with our sales, supplier, and customer design and engineering teams to meet current demand. Teams meet remotely, through telephonic or video conferences and by leveraging available technology, to continue the design and engineering process that would normally take place at physical customer locations.
Manufacturing and Operations

We will continue to actively monitor this evolving situation and implement changes to protect employee health.  In addition to our actions, we will continue to implement government-placed orders in all our locations. While COVID-19 related disruptions have impacted our manufacturing operations, we continue to leverage our manufacturing flexibility to reduce the negative effects of such disruptions.
For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part I, Item 1A - Risk Factors of this Annual Report.
Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	34.6%	35.2%	34.4%
Gross margin	65.4%	64.8%	65.6%
Operating expenses:
Research and development	20.1%	18.8%	18.2%
Selling, general and administrative	13.5%	13.3%	13.0%
Intangible asset amortization	0.1%	0.1%	0.2%
Impairment of long-lived assets	—%	—%	—%
Severance and restructuring expenses	0.2%	0.2%	0.6%
Other operating expenses (income), net	—%	—%	(0.1)%
Total operating expenses	34.1%	32.6%	32.0%
Operating income	31.3%	32.3%	33.6%
Interest and other income (expense), net	(0.4)%	0.3%	(0.3)%
Income before taxes	30.9%	32.6%	33.3%
Provision (benefit) for income taxes	1.1%	(3.2)%	14.4%
Net income	29.9%	35.8%	18.8%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Cost of goods sold	0.6%	0.4%	0.4%
Research and development	2.0%	1.8%	1.5%
Selling, general and administrative	1.8%	1.5%	1.3%
	4.3%	3.7%	3.2%

A review of our fiscal year 2020 performance compared to fiscal year 2019 performance appears below. A review of our fiscal year 2019 performance compared to fiscal year 2018 performance is set forth in Part II, Item 7 of the Form 10-K for the fiscal year ended June 29, 2019 under the caption "Results of Operations".

Net Revenues

We reported net revenues of $2.2 billion and $2.3 billion in fiscal years 2020 and 2019, respectively. Our net revenues in fiscal year 2020 decreased by 5% compared to our net revenues in fiscal year 2019.

Revenue from consumer products was down 21% due to lower demand in cell phone products, partially offset by a higher demand in wearable products. Revenue from communications and data center products was up 11% due to higher demand for base station and data center products, partially offset by lower demand in network and datacom products. Revenue from automotive products was down 5% due to lower demand in auto body electronics and infotainment products, partially offset by higher demand in safety and security products. These results include net revenues for the fiscal year 2019 that align with our revised end-market categories.

Approximately 89% of our net revenues in fiscal years 2020 and 2019, were derived from shipments to customers located outside the United States, primarily in Asia and Europe. Less than 1% of our sales are denominated in currencies other than U.S. dollars. The impact of changes in foreign exchange rates on net revenues and our results of operations for fiscal years 2020 and 2019 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 65.4% in fiscal year 2020 compared to 64.8% in fiscal year 2019. Despite the decrease in net revenue in fiscal year 2020 compared to fiscal year 2019, gross margins as a percentage of net revenue was higher due to lower inventory reserves and lower amortization expenses recognized in cost of goods sold in fiscal year 2020 compared to fiscal year 2019.

Research and Development

Research and development expenses were $440.2 million and $435.2 million for fiscal years 2020 and 2019, respectively, which represented 20.1% and 18.8% of net revenues, respectively. The $4.9 million increase in research and development expenses was due to higher salaries and other personnel related costs.

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

Selling, General and Administrative

Selling, general and administrative expenses were $296.7 million and $308.6 million in fiscal years 2020 and 2019, respectively, which represented 13.5% and 13.3% of net revenues, respectively. The $11.9 million decrease in selling, general and administrative expenses was due to lower depreciation and travel expenses.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues and our success in recruiting sales and administrative personnel needed to support our operations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $(8.3) million in fiscal year 2020 and $7.3 million in fiscal year 2019, which represented (0.4)% and 0.3% of net revenues, respectively. The change in interest income (expense) is due to lower interest income, partially offset by lower interest expense. Interest income is lower by $17.6 million due to lower investment yields from cash equivalents and short-term investments. Interest expense is lower by $7.7 million due to repayment of $500.0 million of notes in November 2018.

Provision (Benefit) for Income Taxes

Our annual income tax expense (benefit) was $23.4 million and ($73.1) million for fiscal years 2020 and 2019, respectively. The effective tax rate was 3.5% and (9.7)% for fiscal years 2020 and 2019, respectively.

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a $236.9 million provisional Transition Tax charge. During the measurement period we gathered information and analyzed available guidance and in the second quarter of fiscal year 2019 recorded a $22.1 million Transition Tax charge, which increased the Company’s fiscal year 2019 tax rate by 2.9%. As of the end of the second quarter of fiscal year 2019 accounting for income tax effects of the Act was completed.

The Act included Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact us in fiscal year 2019. The GILTI provisions effectively subject income earned by our foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. We elected to treat tax generated by the GILTI provisions as a period expense.

In fiscal year 2019, we reversed $221.5 million of uncertain tax position reserves and $30.1 million of related interest reserves, net of federal and state benefits, primarily due to the fiscal fourth quarter settlement of an audit of our fiscal year 2009 through fiscal year 2011 federal corporate income tax returns, which also settled intercompany buy-in license payment issues for fiscal year 2012 through fiscal year 2019. Fiscal year 2009 through fiscal year 2018 advance tax payments made in June 2018 of $140.7 million were applied to additional federal tax liabilities generated by the settlement. The reversal of uncertain tax position reserves for intercompany transfer pricing issues increased accumulated unremitted foreign earnings, which resulted in an additional Transition Tax charge of $47.7 million in the fiscal fourth quarter.

In fiscal year 2020, we reversed $40.5 million of uncertain tax position reserves and $10.7 million of related interest reserves, net of federal and state benefits, primarily due to the fiscal fourth quarter settlement of an audit of our fiscal year 2012 through fiscal year 2014 federal corporate income tax returns. The reversal of uncertain tax position reserves for intercompany transfer pricing issues increased accumulated unremitted foreign earnings, which resulted in an additional Transition Tax charge of $6.5 million in the fiscal fourth quarter.

Our federal statutory tax rate is 21%. Our fiscal year 2020 effective tax rate was lower than the statutory tax rate primarily due to the $51.2 million reversal of uncertain tax position and related interest reserves, and earnings of foreign subsidiaries, generated primarily by our international operations managed in Ireland, that were taxed at lower rates. These impacts were partially offset by tax generated by GILTI provisions and a $6.5 million Transition Tax charge.

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

We have various entities domiciled within and outside the United States. The following is a breakout of our U.S. and foreign income (loss) before income taxes:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Domestic pre-tax income	$72,854	$103,016	$149,056
Foreign pre-tax income	605,242	651,405	675,829
Total	$678,096	$754,421	$824,885

A relative increase in earnings in lower tax jurisdictions, such as Ireland, may lower our consolidated effective tax rate, while a relative increase in earnings in higher tax jurisdictions, such as the United States, may increase our consolidated effective tax rate. However, after fiscal year 2018 the consolidated effective tax rate impact of earnings changes in various tax jurisdictions is not as significant due to the reduction of the federal statutory tax rate from 35% to 21% by the Act and the GILTI provisions, which effectively subject income earned by our foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits.

Recently Issued Accounting Pronouncements

Refer to our discussion of recently issued accounting pronouncements as included in Part IV, Item 15. Exhibits and financial statement schedules, Note 2: “Summary of Significant Accounting Policies”.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Cash flows were as follows:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Net cash provided by operating activities	$800,855	$875,840	$819,464
Net cash provided by (used in) investing activities	(32,049)	856,911	(710,066)
Net cash provided by (used in) financing activities	(940,720)	(1,518,893)	(812,035)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(171,914)	$213,858	$(702,637)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $800.9 million in fiscal year 2020, a decrease of $75.0 million compared with fiscal year 2019. This decrease was primarily caused by a decrease in net income of $172.8 million and changes in working capital. Changes in working capital were driven by a decrease in changes in income tax payable, accrued salary and related expenses, and other liabilities, partially offset by a decrease in changes in accounts receivable, inventory and other assets.

Investing Activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities, and acquisitions.

Cash used in investing activities was $32.0 million in fiscal year 2020, a decrease of $889.0 million compared with fiscal year 2019. The change was due to a $1.0 billion decrease in maturities of available-for-sale securities, partially offset by a $214.6 million decrease in purchases of available-for-sale securities. The Company also paid $69.3 million, net of cash acquired, for an acquisition during fiscal year 2020.

Financing Activities

Financing cash flows consist primarily of new borrowings, repurchases of common stock, issuance and repayment of notes payables, payment of dividends to stockholders, proceeds from stock option exercises and employee stock purchase plan and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities was $940.7 million in fiscal year 2020, a decrease of $578.2 million compared with fiscal year 2019. Cash used in financing activities was lower due to a payment of $500.0 million of debt in fiscal year 2019 and a decrease in repurchases of common stock of $98.3 million, partially offset by an increase in dividend payments of $11.6 million.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

As of June 27, 2020, our available funds consisted of $1.6 billion in cash, cash equivalents and short-term investments.

In January 2019, the Company terminated its $350.0 million revolving credit facility with certain institutional lenders.

In November 2018, the Company repaid $500.0 million of principal and related outstanding interest of the Company's 2.5% coupon notes.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the years ended June 27, 2020 and June 29, 2019, we repurchased an aggregate of $440.8 million and $539.2 million, respectively, of the Company's common stock. Pursuant to the terms of the ADI Merger Agreement, the Company suspended its repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures and debt repayments for at least the next twelve months.

A cash dividend of $0.48 per share will be paid on September 11, 2020, to stockholders of record on August 27, 2020. The Company will neither declare nor pay a dividend in any of the next succeeding four fiscal quarters, as provided in the ADI Merger Agreement..

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 27, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Outstanding debt obligations (1)	$1,000,000	$—	$500,000	$—	$500,000
Inventory-related purchase obligations (2)	352,960	54,206	91,599	83,152	124,003
Transition tax (3)	264,088	26,927	53,855	117,807	65,499
Interest payments associated with debt obligations (4)	166,437	34,125	64,031	34,500	33,781
Operating lease obligations (5)	65,545	12,144	20,730	15,588	17,083
Contingent liability	14,165	10,000	4,165	—	—
Total	$1,783,485	$115,258	$709,485	$235,459	$723,283

(1) Outstanding debt represents amounts due for our long-term notes.
(2) We order materials and supplies in advance or with minimum purchase quantities. We are obligated to pay for the materials and supplies when received.
(3) Transition tax on accumulated unremitted earnings of foreign subsidiaries at December 31, 2017, paid in eight interest-free installments beginning in September 2018.
(4) Interest payments calculated based on contractual payment requirements under the debt agreements.
(5) We lease facilities under non-cancelable operating lease agreements that expire at various dates through fiscal year 2031.

Purchase orders for the purchase of the majority of our raw materials and other goods and services are not included above. Our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

As of June 27, 2020, our gross unrecognized income tax benefits were $174.3 million which excludes $24.6 million of accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 27, 2020, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, short-term investments and notes payable. See Note 6: “Financial Instruments” in the Notes to Consolidated Financial Statements included in this Annual Report. We do not use derivative financial instruments to hedge the ongoing risk of interest rate volatility. At June 27, 2020, we maintained a significant portfolio of money market fund investments, which are included in cash and cash equivalents. These money market funds are generally invested only in U.S. government or agency securities and are all available on a daily basis. Our short-term investments are in U.S. government, corporate and bank debt securities. Our long-term notes payable are all fixed rate securities and as such, we have no financial statement risk associated with changes in interest rates related to these notes.

To assess the interest rate risk associated with our outstanding long-term debt portfolio, we performed sensitivity analysis for our long-term notes as of June 27, 2020, using a modeling technique that measures the change in the fair values arising from a hypothetical 100 basis points increase in the levels of interest rates across the entire yield curve, with all other variables held constant. The discount rates used were based on the market interest rates in effect at June 27, 2020. The sensitivity analysis indicated that a hypothetical 100 basis points increase in interest rates would result in a reduction in the fair values of our long-term notes of $46.1 million.

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

As of June 27, 2020, we had outstanding foreign currency derivative contracts with a total notional amount of $105.8 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 10% against the U.S. dollar, our foreign currency derivative contracts outstanding as of June 27, 2020 would experience an approximately $8.2 million gain (loss).

Foreign Exchange Contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the fiscal years ended June 27, 2020 and June 29, 2019.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as

of June 27, 2020. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2020.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 27, 2020. Management's assessment of internal control over financial reporting was conducted using the criteria in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of June 27, 2020, our internal control over financial reporting was effective, based on these criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting, as of June 27, 2020, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees are working remotely, and the Company is striving to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Audit Committee and Audit Committee Financial Expert,” “Proposal No. 1 - Election of Directors” and “Delinquent Section 16(a) Reports.”

Information About Our Executive Officers

The following is information regarding our executive officers, including their positions and ages as of July 27, 2020.

Name	Age	Position
Tunç Doluca	62	President and Chief Executive Officer
Brian C. White	55	Senior Vice President and Chief Financial Officer
Vivek Jain	60	Senior Vice President, Technology and Manufacturing Group
Edwin B. Medlin	63	Senior Vice President, Chief Legal, Administrative and Compliance Officer
Jon Imperato	48	Vice President, Worldwide Sales and Marketing

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

Brian C. White joined Maxim Integrated in August 2019 as Senior Vice President and Chief Financial Officer. Mr. White most recently served as Chief Financial Officer of Integrated Device Technology, Inc. ("IDT") from September 2013 to March 2019. Mr. White joined IDT in February 2007, and prior to becoming Chief Financial Officer, Mr. White served as Vice President of Finance and Treasurer of IDT. Before joining IDT, Mr. White held a variety of financial and operational management positions at companies, including Nvidia, Hitachi GST, IBM and Deloitte. Mr. White holds a BA in Business Administration from Seattle University and an MBA from the University of Notre Dame.

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

Jon Imperato joined Maxim Integrated in 1996 as an Account Manager and held various senior management roles in sales and marketing before being promoted to Vice President of Worldwide Sales and Marketing in October 2019. He is responsible for the Company’s customer-facing organizations, which include Sales, Customer Operations, Field Applications Engineering, Distribution and Marketing. Mr. Imperato has over 20 years of sales experience in the semiconductor industry and has held various positions, including senior account executive, sales director for Maxim Integrated’s partner accounts, and vice president of North America sales. Mr. Imperato earned a bachelor's degree in Business Administration from Texas Christian University.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners, Directors and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors Matters” and “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements	38
	Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019	38
	Consolidated Statements of Income for each of the three years in the period ended June 27, 2020	39
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 27, 2020	40
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 27, 2020	41
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 27, 2020	42
	Notes to Consolidated Financial Statements	43
	Report of Independent Registered Public Accounting Firm	73
(2)	Financial Statement Schedule
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

(b) Exhibits.

See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 27, 2020	June 29, 2019
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,578,670	$1,757,342
Short-term investments	35,536	140,990
Total cash, cash equivalents and short-term investments	1,614,206	1,898,332
Accounts receivable, net of allowances of $645 and $148	404,778	360,016
Inventories	259,626	246,512
Other current assets	39,219	34,640
Total current assets	2,317,829	2,539,500
Property, plant and equipment, net	550,406	577,722
Intangible assets, net	87,959	56,242
Goodwill	562,540	532,251
Other assets	110,569	38,267
TOTAL ASSETS	$3,629,303	$3,743,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$91,982	$84,335
Price adjustment and other revenue reserves	148,916	100,490
Income taxes payable	43,457	33,765
Accrued salary and related expenses	126,751	118,704
Accrued expenses	42,228	33,873
Total current liabilities	453,334	371,167
Long-term debt	994,022	992,584
Income taxes payable	385,072	469,418
Other liabilities	139,418	65,537
Total liabilities	1,971,846	1,898,706

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 266,797 in 2020 and 271,852 in 2019	266	272
Additional paid-in capital	—	—
Retained earnings	1,671,786	1,856,358
Accumulated other comprehensive loss	(14,595)	(11,354)
Total stockholders' equity	1,657,457	1,845,276
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,629,303	$3,743,982

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands, except per share data)

Net revenues	$2,191,395	$2,314,329	$2,480,066
Cost of goods sold	758,743	813,823	853,945
Gross margin	1,432,652	1,500,506	1,626,121
Operating expenses:
Research and development	440,166	435,222	450,943
Selling, general and administrative	296,722	308,617	322,918
Intangible asset amortization	3,078	3,041	4,467
Impairment of long-lived assets	—	753	892
Severance and restructuring expenses	5,363	5,632	15,060
Other operating expenses (income), net	929	143	(1,607)
Total operating expenses	746,258	753,408	792,673
Operating income	686,394	747,098	833,448
Interest and other income (expense), net	(8,298)	7,323	(8,563)
Income before taxes	678,096	754,421	824,885
Provision (benefit) for income taxes	23,402	(73,065)	357,567
Net income	$654,694	$827,486	$467,318

Earnings per share:
Basic	$2.43	$3.01	$1.66
Diluted	$2.41	$2.97	$1.64

Weighted-average shares used in the calculation of earnings per share:
Basic	269,341	274,966	280,979
Diluted	272,028	278,777	285,674

Dividends declared and paid per share	$1.92	$1.84	$1.56

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Net income	$654,694	$827,486	$467,318
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and (losses) on available-for-sale securities, net of tax benefit (expense) of $(25) in 2020, $(175) in 2019, and $184 in 2018	160	3,629	(2,436)
Change in net unrealized gains and (losses) on cash flow hedges, net of tax benefit (expense) of $(51) in 2020, $(354) in 2019, and $291 in 2018	265	1,808	(1,401)
Change in net unrealized gains and (losses) on postretirement benefits, net of tax benefit (expense) of $284 in 2020, $42 in 2019, and $115 in 2018	(3,666)	(1,806)	(1,258)
Other comprehensive income (loss), net	(3,241)	3,631	(5,095)
Total comprehensive income	$651,453	$831,117	$462,223

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 24, 2017	282,912	$283	$—	$2,212,301	$(9,890)	$2,202,694
Net income	—	—	—	467,318	—	467,318
Other comprehensive income (loss), net	—	—	—	—	(5,095)	(5,095)
Repurchase of common stock	(7,487)	(7)	(112,075)	(295,886)	—	(407,968)
Net issuance of restricted stock units	1,241	1	(30,311)	—	—	(30,310)
Stock options exercised	1,090	1	28,008	—	—	28,009
Stock-based compensation	—	—	78,058	—	—	78,058
Common stock issued under Employee Stock Purchase Plan	908	1	36,320	—	—	36,321
Dividends paid, $1.56 per common share	—	—	—	(438,087)	—	(438,087)
Balance, June 30, 2018	278,664	$279	$—	$1,945,646	$(14,985)	$1,930,940
Net income	—	—	—	827,486	—	827,486
Other comprehensive income (loss), net	—	—	—	—	3,631	3,631
Repurchase of common stock	(9,839)	(9)	(125,457)	(413,685)	—	(539,151)
Cumulative effect-adjustment for adoption of ASU 2016-01	—	—	—	2,487	—	2,487
Net issuance of restricted stock units	1,259	1	(29,690)	—	—	(29,689)
Stock options exercised	893	1	24,399	—	—	24,400
Stock-based compensation	—	—	87,102	—	—	87,102
Modification of liability to equity instruments(1)	—	—	3,471	—	—	3,471
Common stock issued under Employee Stock Purchase Plan	875	—	40,175	—	—	40,175
Dividends paid, $1.84 per common share	—	—	—	(505,576)	—	(505,576)
Balance, June 29, 2019	271,852	$272	$—	$1,856,358	$(11,354)	$1,845,276
Net income	—	—	—	654,694	—	654,694
Other comprehensive income (loss), net	—	—	—	—	(3,241)	(3,241)
Repurchase of common stock	(7,892)	(6)	(120,754)	(320,051)	—	(440,811)
Cumulative effect-adjustment for adoption of ASU 2016-02	—	—	—	(2,053)	—	(2,053)
Net issuance of restricted stock units	1,254	—	(35,877)	—	—	(35,877)
Stock options exercised	670	—	18,870	—	—	18,870
Stock-based compensation	—	—	95,501	—	—	95,501
Common stock issued under Employee Stock Purchase Plan	913	—	42,260	—	—	42,260
Dividends paid, $1.92 per common share	—	—	—	(517,162)	—	(517,162)
Balance, June 27, 2020	266,797	$266	$—	$1,671,786	$(14,595)	$1,657,457

(1) In December 2018, $3.5 million was reclassified from accrued salaries to additional paid-in capital due to a settlement agreement relating to the expiration of stock options.

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$654,694	$827,486	$467,318
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	95,431	86,977	78,685
Depreciation and amortization	108,533	110,745	144,974
Deferred taxes	8,994	13,957	27,715
Loss on sale or disposal of property, plant and equipment	1,191	3,967	995
Others	11,353	(3)	892
Changes in assets and liabilities:
Accounts receivable	(42,335)	62,252	(19,714)
Inventories	(8,671)	36,003	(32,776)
Other assets	(86,299)	(14,901)	32,368
Accounts payable	7,594	(10,272)	9,560
Price adjustment and other revenue reserves	48,426	(41,162)	—
Income taxes payable	(74,814)	(176,114)	117,654
Deferred margin on shipments to distributors	—	—	(14,974)
All other accrued liabilities	76,758	(23,095)	6,767
Net cash provided by operating activities	800,855	875,840	819,464

Cash flows from investing activities:
Purchases of property, plant and equipment	(67,049)	(82,823)	(65,782)
Proceeds from sale of property, plant, and equipment	392	340	5,823
Proceeds from sale of available-for-sale securities	1,290	30,192	107,291
Proceeds from maturity of available-for-sale securities	104,286	1,130,514	753,249
Payment in connection with business acquisition, net of cash acquired	(69,270)	(2,949)	(57,773)
Purchases of available-for-sale securities	—	(214,587)	(1,447,354)
Purchases of investments in privately-held companies	(1,960)	(3,176)	(5,520)
Proceeds from sale of investments in privately-held companies	378	—	—
Other investing activities	(116)	(600)	—
Net cash provided by (used in) investing activities	(32,049)	856,911	(710,066)

Cash flows from financing activities
Contingent consideration paid	(8,000)	(9,052)	—
Repayment of notes payable	—	(500,000)	—
Net issuance of restricted stock units	(35,877)	(29,689)	(30,310)
Proceeds from stock options exercised	18,870	24,400	28,009
Issuance of common stock under employee stock purchase program	42,260	40,175	36,321
Repurchase of common stock	(440,811)	(539,151)	(407,968)
Dividends paid	(517,162)	(505,576)	(438,087)
Net cash used in financing activities	(940,720)	(1,518,893)	(812,035)

Net increase (decrease) in cash, cash equivalents and restricted cash	(171,914)	213,858	(702,637)
Cash, cash equivalents and restricted cash:
Beginning of year	1,757,342	1,543,484	2,246,121
End of year	$1,585,428	$1,757,342	$1,543,484

Supplemental disclosures of cash flow information:
Cash paid, net, for income taxes	$98,211	$98,104	$189,100
Cash paid for interest	$34,126	$40,376	$46,625

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$11,586	$12,090	$8,833

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,578,670	$1,757,342	$1,543,484
Restricted cash in Other assets	6,758	—	—
Total cash, cash equivalents and restricted cash	$1,585,428	$1,757,342	$1,543,484

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim Integrated," the “Company,” “we,” “us” or “our”), incorporated in Delaware, designs, develops, manufactures, and markets a broad range of linear and mixed-signal integrated circuits, commonly referred to as analog circuits, for a large number of customers in diverse geographical locations. The Company also provides a range of high-frequency process technologies and capabilities for use in custom designs. The analog market is fragmented and characterized by diverse applications and a great number of product variations with varying product life cycles. Maxim Integrated is a global company with a manufacturing facility in the United States, testing facilities in the Philippines and Thailand, and sales and circuit design offices throughout the world. Integrated circuit assembly is performed by foreign assembly subcontractors, located in countries throughout Asia, where wafers are separated into individual integrated circuits and assembled into a variety of packages. The major end-markets in which the Company's products are sold are the automotive, communications and data center, consumer, and industrial markets.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The fiscal year ended June 27, 2020 was a 52-week fiscal year. Fiscal years 2019 and 2018 were 52-week and 53-week fiscal years, respectively. Fiscal years 2019 and 2018 ended on June 29, 2019, and June 30, 2018, respectively.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, valuation allowance for deferred tax assets, reserves relating to uncertain tax positions, allowance for distributor credits, inventory valuation, reserves relating to litigation matters, assumptions about the fair value of reporting units and asset groups, accrued liabilities and reserves, and the value of intangibles acquired associated with business combinations. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

The ongoing novel coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The Company is not aware of events or circumstances that would require an update to its estimates, judgments, or adjustments to the carrying values of its assets or liabilities as of August 19, 2020, the date of issuance of this Annual Report on Form 10-K. These estimates may change as developments occur and as the Company obtains additional information. These future developments are highly uncertain, and the outcomes, unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Investments

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents may consist of demand accounts, money market funds, U.S. Treasury securities, agency securities, corporate debt securities, certificates of deposit, and commercial paper. Short-term investments may consist of U.S. treasury debt securities, agency securities, corporate debt securities, certificates of deposit, and commercial paper with original maturities beyond three months at the date of purchase.

The Company's short-term investments are considered available-for-sale and classified as short-term as these investments generally consist of highly marketable securities that are available to meet near-term cash requirements. Such securities are carried at fair market value based on market quotes and other observable inputs. Unrealized gains and losses, net of tax, on securities in this category are reported in the Consolidated Statements of Comprehensive Income. Realized gains and losses on sales of investment

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities are determined based on the specific identification method and are included in Interest and other income (expense), net in the Consolidated Statements of Income.

The Company's long-term equity investments consist of investments in privately-held companies without readily determinable fair values and are included in Other assets on the Consolidated Balance Sheets. Equity investments are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. The Company uses various inputs to evaluate equity investments including valuations of recent financing events as well as other information regarding the issuer’s historical and forecasted performance.

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

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. The Company typically enters into currency forward contracts to hedge exposures associated with its expenditures denominated in European Euro, Philippine Peso, Thai Baht and South Korean Won. The Company also hedges smaller expense exposures in several other foreign currencies. The Company enters into currency forward contracts to hedge its accounts receivable and backlog denominated in European Euro, Japanese Yen and British Pound. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related currency forward contract.

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

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) net realizable value. The Company's standard cost revision policy is to monitor manufacturing variances and revise standard costs on a periodic basis. A write-down to net realizable value is recorded if excess quantities or obsolescence is identified. At each reporting period, we assess our ending inventories for excess quantities and obsolescence based on our projected sales outlook. This assessment, which requires significant judgment by management, includes analysis of projections of future demand. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on forecasted product demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years for machinery, equipment, and software and up to 40 years for buildings and building improvements. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Income. The classification is based mainly on whether the asset is operating or not.

Goodwill and Intangible Assets

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews goodwill and intangible assets for impairment annually in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

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

Acquisition-related in-process research and development assets ("IPR&D") represent the fair value of incomplete projects that have not yet reached technological feasibility. IPR&D assets are subject to amortization when the research and development projects are completed. The Company amortizes all other intangible assets over their estimated useful lives.

Impairment of Long-lived Assets

The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of long-lived assets are not recoverable and exceed their fair values. If facts and circumstances indicate that the carrying amounts of long-lived assets might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on their expected discounted future cash flows attributable to those assets.

Leases

The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use ("ROU") assets are recorded as other assets, short-term lease obligations are recorded as accrued expenses and long-term lease obligations are recorded as other liabilities on the Company's Consolidated Balance Sheets. The Company’s classes of assets include real estate leases, equipment leases, and vehicle leases.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. The short-term and long-term portions of the product warranty liability are included within the balance sheet captions Accrued expenses and Other liabilities, respectively, in the accompanying Consolidated Balance Sheets.

Revenue Recognition

The Company recognizes revenue for sales to direct customers and distribution customers ("distributors") when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The transaction price is calculated as selling price net of variable considerations, such as distributor price adjustments. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration it is expected to realize. The transaction price does not include amounts collected on behalf of another party, such as sales taxes or value added taxes. The Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company estimates returns for sales to direct customers and distributors based on historical return rates applied against current period gross revenue. Specific customer returns and allowances are considered within this estimate.

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

The Company's revenue arrangements do not contain significant financing components. Revenue is recognized at the time control of the products transfer to the customer or when it is assessed that performance obligations are satisfied. When any of the following criteria is fulfilled, revenue is recognized:

(a) The customer simultaneously receives and consumes the benefits provided by the performance completed. (b) Performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced. (c) Performance does not create an asset with an alternative use and has an enforceable right to payment for performance completed to date.

Related Party Transactions

A member of the Company's Board of Directors is also a member of the Board of Directors of Flextronics International Ltd. During the fiscal years ended June 27, 2020, June 29, 2019, and June 30, 2018, the Company sold approximately $58.0 million, $44.7 million, and $61.6 million, respectively, in products to Flextronics International Ltd., a contract manufacturer, in the ordinary course of its business.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. ASC No. 718, Compensation-Stock Compensation, allows forfeitures to be either expensed as incurred or estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures or vesting differ from those estimates. The Company has elected to estimate forfeitures at the time of grant and update if necessary. Such updates could have a material effect on the Company's operating results.

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

Litigation and Contingencies

From time to time, the Company receives notices that its products or manufacturing processes may be infringing the patent or other intellectual property rights of others, notices of stockholder litigation or other lawsuits or claims against the Company. The Company periodically assesses each matter in order to determine if a contingent liability in accordance with ASC No. 450, Contingencies ("ASC 450") should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. The Company expenses legal fees associated with consultations and defense of lawsuits as incurred. Based on the information obtained, combined with management's judgment regarding all of the facts and circumstances of each matter, the Company determines whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, the Company records a contingent loss in accordance with ASC 450. In determining the amount of a contingent loss, the Company takes into consideration advice

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received from experts in the specific matter, current status of legal proceedings, settlement negotiations which may be ongoing, prior case history and other factors. Should the judgments and estimates made by management be incorrect, the Company may need to record additional contingent losses that could materially adversely impact its results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed, thereby favorably impacting the Company's results of operations.

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

Concentration of Credit Risk

Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. The Company derived approximately 52% of its fiscal year 2020 revenue from sales made through distributors which includes distribution sales to catalog distributors. The Company's primary distributor is Avnet Electronics (“Avnet”). Avnet, like the Company's other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products. Avnet accounted for 22%, 22% and 25% of revenues in fiscal years 2020, 2019 and 2018, respectively, and 28% and 21% of accounts receivable as of June 27, 2020 and June 29, 2019, respectively. Sales (through direct sales and distributors) to Samsung, the Company's largest single end customer in 2019 and 2018, accounted for 10% of net revenues in fiscal years 2019 and 2018, and 4% and 6% of accounts receivable as of June 27, 2020 and June 29, 2019, respectively. No other customer accounted for 10% or more of the Company's revenues in the fiscal years 2020, 2019, and 2018. One customer, WT Microelectronics, accounted for 22% and 11% of accounts receivable as of June 27, 2020 and June 29, 2019, respectively. No other customer accounted for 10% or more of the Company's accounts receivable as of June 27, 2020 and June 29, 2019.

The Company maintains cash, cash equivalents, and short-term investments with various high credit quality financial institutions, limits the amount of credit exposure to any one financial institution or instrument, and is exposed to credit risk in the event of default by these institutions to the extent of amounts recorded at the balance sheet date.

Reclassification

Certain items in prior financial statements were reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

(i) New Accounting Update Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). Topic 842 states that lessees will recognize a lease liability for the commitment to make lease payments and a right-of-use asset for the underlying asset, for the duration of the lease. The FASB also issued ASU 2018-10 and ASU 2018-11 which provide improvements to ASU 2016-02 and an additional transition method option, respectively. This transition method allows companies to apply the new lease accounting standard on adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted ASU 2016-02 in the first quarter of fiscal year 2020.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also elected an accounting policy in which it will not apply the recognition requirements to leases with an initial term of 12 months or less.

Effective June 30, 2019, the first day of adoption, the Company recognized $61.0 million of operating lease right-of-use assets and $65.2 million of operating lease liabilities on its Consolidated Balance Sheets. The difference of $4.2 million was primarily due to deferred rent, partially offset by prepaid rent for leases that existed as of the date of adoption, which decreased the opening balance of ROU assets.

(ii) Recent Accounting Update Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 beginning in the first quarter of fiscal year 2021. The effect on our consolidated financial statements and related disclosures is not expected to be material.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	June 27, 2020	June 29, 2019
	(in thousands)
Raw materials	$18,287	$16,121
Work-in-process	164,061	160,273
Finished goods	77,278	70,118
Total inventories	$259,626	$246,512

Property, plant and equipment, net, consist of:

	June 27, 2020	June 29, 2019
	(in thousands)
Land	$17,720	$17,720
Buildings and building improvements	312,999	265,191
Machinery, equipment and software	1,323,791	1,367,606
Total	1,654,510	1,650,517
Less: accumulated depreciation and amortization	(1,104,104)	(1,072,795)
Total property, plant and equipment, net	$550,406	$577,722

The Company recorded $92.6 million, $86.4 million and $94.4 million of depreciation expense in fiscal years 2020, 2019 and 2018, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued salary and related expenses consist of:

	June 27, 2020	June 29, 2019
	(in thousands)
Accrued bonus	$66,662	$71,466
Accrued vacation	33,992	30,251
Accrued salaries	12,153	10,667
Accrued fringe benefits	4,077	4,807
Other	9,867	1,513
Total accrued salary and related expenses	$126,751	$118,704

NOTE 4: DISAGGREGATION OF REVENUE

The following table summarizes net revenue disaggregated by end market. The Company classifies end market revenue by using estimates and assumptions based on historical experience and knowledge of current conditions, given available information.

	For the Year Ended
	June 27, 2020		June 29, 2019		June 30, 2018
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Automotive	$560,856	26%	$590,402	25%	$567,474	23%
Communications and Data Center	482,642	22%	436,674	19%	510,098	21%
Consumer	441,407	20%	555,409	24%	575,095	23%
Industrial	706,490	32%	731,844	32%	827,399	33%
	$2,191,395		$2,314,329		$2,480,066

The following table summarizes net revenue disaggregated by sales channel:

	For the Year Ended
	June 27, 2020		June 29, 2019		June 30, 2018
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Distributors	$1,147,387	52%	$1,062,818	46%	$1,173,719	47%
Direct customer	1,044,008	48%	1,251,511	54%	1,306,347	53%
	$2,191,395		$2,314,329		$2,480,066

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Level 2 assets and liabilities consist of corporate debt securities, certificates of deposit, and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of contingent consideration liabilities related to acquisitions.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 27, 2020				As of June 29, 2019
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$61,814	$—	$—	$61,814	$186,819	$—	$—	$186,819
Short term investments
Certificates of deposit	—	—	—	—	—	1,000	—	1,000
Corporate debt securities	—	35,536	—	35,536	—	139,990	—	139,990
Other current assets
Foreign currency forward contracts	—	1,151	—	1,151	—	651	—	651
Total	$61,814	$36,687	$—	$98,501	$186,819	$141,641	$—	$328,460

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$341	$—	$341	$—	$148	$—	$148
Contingent consideration	—	—	10,000	10,000	—	—	9,052	9,052
Other liabilities
Contingent consideration	—	—	4,165	4,165	—	—	—	—
Total	$—	$341	$14,165	$14,506	$—	$148	$9,052	$9,200

Changes in contingent consideration liability:

(in thousands)
Balance, June 30, 2018	$16,000
Addition	2,104
Payment	(9,052)
Adjustment	—
Balance, June 29, 2019	9,052
Addition	14,165
Payment	(8,000)
Adjustment	(1,052)
Balance, June 27, 2020	$14,165

During the fiscal years ended June 27, 2020 and June 29, 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 27, 2020 and June 29, 2019.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 27, 2020 and June 29, 2019, private company investments amounted to $20.6 million and $20.7 million, respectively. The aggregate amount of unrealized losses recognized from these investments were $4.9 million and $3.6 million, respectively, as of June 27, 2020 and June 29, 2019.

The Company recorded $(1.3) million, $0 million and $(0.9) million of unrealized gains (losses) on private company investments, during the fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018, respectively. Unrealized gains (losses) on private company investments are recorded in Interest and other income (expense), net in the Company's Consolidated Statements of Income.

NOTE 6: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	June 27, 2020				June 29, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
Certificates of deposit	$—	$—	$—	$—	$1,000	$—	$—	$1,000
Corporate debt securities	35,417	137	(18)	35,536	140,031	68	(109)	139,990
Total available-for-sale investments	$35,417	$137	$(18)	$35,536	$141,031	$68	$(109)	$140,990

In the fiscal years ended June 27, 2020 and June 29, 2019, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have maturity dates between July 14, 2020 and March 12, 2021.
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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to ASC No. 815, Derivatives and Hedging (“ASC 815”). As of June 27, 2020 and June 29, 2019, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $61.6 million and $48.5 million, respectively.

Derivatives not designated as hedging instruments

As of June 27, 2020 and June 29, 2019, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $32.3 million and $19.6 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $12.0 million and $21.1 million, respectively. The fair values of outstanding foreign currency forward contracts and gain (loss) included in the Consolidated Statements of Income were not material for the fiscal years ended June 27, 2020 and June 29, 2019.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of hedge accounting on the Consolidated Statements of Income

The following table summarizes the gains and (losses) from hedging activities recognized in the Company's Consolidated Statements of Income:

	June 27, 2020			June 29, 2019
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$2,191,395	$758,743	$746,258	$2,314,329	$813,823	$753,408

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$(42)	$(1,535)	$49	$(430)	$(2,275)

Outstanding debt obligations
The following table summarizes the Company's outstanding debt obligations:

	June 27, 2020	June 29, 2019
	(in thousands)
3.375% fixed rate notes due March 2023	$500,000	$500,000
3.45% fixed rate notes due June 2027	500,000	500,000
Total outstanding debt	1,000,000	1,000,000
Less: Reduction for unamortized discount and debt issuance costs	(5,978)	(7,416)
Total long-term debt	$994,022	$992,584

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Consolidated Statements of Income over the life of the notes. The interest expense

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is recorded in Interest and other income (expense), net in the Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $35.6 million, $41.4 million and $49.5 million during the years ended June 27, 2020, June 29, 2019, and June 30, 2018, respectively.

The estimated fair value of the Company's outstanding debt obligations was approximately $1.1 billion as of June 27, 2020. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $38.0 million, $43.5 million, and $50.2 million during the fiscal years ended June 27, 2020, June 29, 2019, and June 30, 2018, respectively.

Credit facilities

In January 2019, the Company terminated its $350 million revolving credit facility with certain institutional lenders. As of June 27, 2020, the Company does not have a credit facility in place.

Other financial instruments

For the balance of the Company's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 7: STOCK-BASED COMPENSATION

At June 27, 2020, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), and market stock units (“MSUs”) to employees, directors, and consultants.

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

RSUs granted to employees typically vest ratably over a four-year period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. RSUs granted from September 2017 to July 2020 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

MSUs granted to employees typically vest over a four-year cliff period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. The number of shares that are released at the end of the performance period can range from zero to a maximum cap depending on the Company's performance. MSUs granted in September 2017, September 2018, and September 2019 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Consolidated Statements of Income for fiscal years 2020, 2019 and 2018:

	For the year ended June 27, 2020
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$31	$9,295	$2,851	$12,177
Research and development	14	38,452	6,236	44,702
Selling, general and administrative	254	34,877	3,421	38,552
Pre-tax stock-based compensation expense	$299	$82,624	$12,508	$95,431
Less: income tax effect				9,415
Net stock-based compensation expense				$86,016

	For the year ended June 29, 2019
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$35	$7,728	$2,324	$10,087
Research and development	9	36,182	5,433	41,624
Selling, general and administrative	232	32,078	2,956	35,266
Pre-tax stock-based compensation expense	$276	$75,988	$10,713	$86,977
Less: income tax effect				8,443
Net stock-based compensation expense				$78,534

	For the year ended June 30, 2018
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$212	$8,131	$2,098	$10,441
Research and development	518	32,088	4,442	37,048
Selling, general and administrative	700	28,162	2,334	31,196
Pre-tax stock-based compensation expense	$1,430	$68,381	$8,874	$78,685
Less: income tax effect				9,342
Net stock-based compensation expense				$69,343

The expenses included in the Consolidated Statements of Income related to Restricted Stock Units and Other Awards include expenses related to MSUs of $12.7 million, $11.1 million and $7.8 million for fiscal years 2020, 2019 and 2018, respectively.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

The Company did not grant any stock options in fiscal years 2020, 2019 or 2018.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of June 27, 2020 and their activity during fiscal years 2020, 2019 and 2018:

	Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	Number of Shares	Weighted Average Exercise Price
Balance, June 24, 2017	2,800,007	$26.92
Options Granted	—	—
Options Exercised	(1,090,163)	25.69
Options Cancelled	(21,591)	26.47
Balance, June 30, 2018	1,688,253	27.72
Options Granted	—	—
Options Exercised	(907,401)	27.22
Options Cancelled	(3,439)	28.08
Balance, June 29, 2019	777,413	28.30
Options Granted	—	—
Options Exercised	(656,391)	28.26
Options Cancelled	(16,575)	27.30
Balance, June 27, 2020	104,447	$28.76	0.4	$3,179,074
Exercisable as of June 27, 2020	104,447	$28.76	0.4	$3,179,074
Vested and expected to vest, June 27, 2020	104,447	$28.76	0.4	$3,179,074

(1)
Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company's common stock on June 26, 2020, the last business day preceding the fiscal year end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of June 27, 2020.

The total intrinsic value of options exercised during fiscal years 2020, 2019 and 2018 were $20.1 million, $27.5 million and $30.7 million, respectively.

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

The weighted average fair value of RSUs and other awards granted was $49.57, $53.97 and $44.95 per share for fiscal years 2020, 2019 and 2018, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes outstanding and expected to vest RSUs and other awards as of June 27, 2020 and their activity during fiscal years 2020, 2019 and 2018:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance, June 24, 2017	5,942,123
Restricted stock units and other awards granted	1,989,959
Restricted stock units and other awards released	(1,794,029)
Restricted stock units and other awards cancelled	(613,621)
Balance, June 30, 2018	5,524,432
Restricted stock units and other awards granted	1,694,294
Restricted stock units and other awards released	(1,779,317)
Restricted stock units and other awards cancelled	(521,103)
Balance, June 29, 2019	4,918,306
Restricted stock units and other awards granted	1,834,828
Restricted stock units and other awards released	(1,700,518)
Restricted stock units and other awards cancelled	(446,024)
Balance, June 27, 2020	4,606,592	2.6	$272,710,246
Expected to vest as of June 27, 2020	3,918,834	2.5	$231,994,987

(1)
Aggregate intrinsic value for RSUs and other awards represents the closing price per share of the Company's common stock on June 26, 2020, the last business day preceding the fiscal year end, multiplied by the number of RSUs and other awards outstanding, or expected to vest as of June 27, 2020.

The Company withheld shares totaling $35.9 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for the fiscal year ended June 27, 2020. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

As of June 27, 2020, there was $148.8 million of unrecognized compensation cost related to 4.6 million unvested RSUs and other awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Market Stock Units

The Company grants MSUs to senior members of management in lieu of granting stock options. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017, September 2018, and September 2019, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD or the TSR of the companies included in the XSD, as applicable. Vesting for MSUs is contingent upon both service and market conditions and has a four-year vesting cliff period. MSUs granted in September 2017, September 2018, and September 2019 vest based upon annual performance and are subject to continued service through the end of the four-year period but will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements. Pursuant to the terms of the ADI Merger Agreement, the Company will grant RSUs in lieu of MSUs (or restricted stock awards (“RSAs”) in lieu of MSUs for any potential “disqualified individuals” within the meaning of Section 280G of the Internal Revenue Code, which RSAs will not be eligible for dividends or dividend equivalent rights) from the date of the ADI Merger Agreement through the date that the transaction closes.

The weighted-average fair value of MSUs granted was $54.70, $75.48 and $51.03 per share for fiscal years 2020, 2019 and 2018, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of MSUs outstanding and expected to vest as of June 27, 2020 and their activity during fiscal years 2020, 2019 and 2018:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance, June 24, 2017	818,028
Market stock units granted	292,336
Market stock units released	—
Market stock units cancelled	(31,300)
Balance, June 30, 2018	1,079,064
Market stock units granted	247,804
Market stock units released	(13,594)
Market stock units cancelled	(264,742)
Balance, June 29, 2019	1,048,532
Market stock units granted	259,984
Market stock units released	(183,974)
Market stock units cancelled	(153,322)
Balance, June 27, 2020	971,220	2.6	$57,496,224
Expected to vest as of June 27, 2020	383,568	2.5	$22,707,207

(1)
Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on June 26, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of June 27, 2020.

As of June 27, 2020, there was $29.0 million of unrecognized compensation cost related to 1.0 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

At June 27, 2020, the Company had 16.8 million shares of its common stock available for issuance to employees and other recipients under the 1996 Plan.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The Company issued 0.9 million shares of its common stock for total consideration of $42.3 million related to the 2008 ESPP during the fiscal year ended June 27, 2020. As of June 27, 2020, the Company had 5.4 million shares of its common stock reserved and available for future issuance under the 2008 ESPP.

The fair value of shares granted to employees under the 2008 ESPP in fiscal years 2020, 2019 and 2018 has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Expected holding period (in years)	0.5	0.5	0.5
Risk-free interest rate	0.2% - 2.7%	1.6% - 2.6%	0.8% - 2.1%
Expected stock price volatility	28.4% - 55.2%	19.6% - 32.7%	19.1% - 32.7%
Dividend yield	3.1% - 3.4%	2.8% - 3.4%	2.8% - 3.4%

As of June 27, 2020, there was $8.8 million of unrecognized compensation expense related to the 2008 ESPP. At the end of the current offering period in November 2020, the Company will suspend the 2008 ESPP program pursuant to the terms of the ADI Merger Agreement.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$654,694	$827,486	$467,318

Denominator for basic earnings per share	269,341	274,966	280,979
Effect of dilutive securities:
Stock options, ESPP, RSUs and MSUs	2,687	3,811	4,695
Denominator for diluted earnings per share	272,028	278,777	285,674

Earnings per share:
Basic	$2.43	$3.01	$1.66
Diluted	$2.41	$2.97	$1.64

For the fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018, no stock awards were determined to be anti-dilutive. Securities which would have been anti-dilutive are insignificant and were excluded from the computation of diluted earnings per share in all periods.

NOTE 9: LEASES

The Company's lease obligations consist of operating leases for domestic and international office facilities, data centers, and equipment. These leases expire at various dates through fiscal year 2031. For the year ended June 27, 2020, the Company recorded operating lease expense of $12.3 million. For each of the years ended June 29, 2019 and June 30, 2018, the Company recorded rent expense of $10.2 million.

Leases are included in the following Consolidated Balance Sheet lines:

June 27, 2020
(in thousands)
Other assets	$54,610

Accrued expenses	$10,445
Other liabilities	$48,314

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of June 27, 2020 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
2021	$12,144
2022	10,971
2023	9,759
2024	8,697
2025	6,891
Thereafter	17,083
Total	65,545
Less imputed interest	6,786
Total	$58,759

Future minimum lease payments under non-cancelable operating leases as of June 29, 2019, based on the previous lease standard, are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
2021	$15,068
2022	13,368
2023	7,689
2024	7,205
2025	4,229
Thereafter	5,893
Total	$53,452

Other information related to leases as of June 27, 2020 are as follows:

Supplemental cash flow information:
Operating cash flows used for operating leases, in thousands	$12,020

Weighted-average remaining lease term - operating leases, in years	7
Weighted-average discount rate - operating leases	3.36%

NOTE 10: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

In fiscal years 2020 and 2019, the Company elected to perform a qualitative analysis to assess impairment of goodwill rather than to perform the quantitative goodwill impairment test. The key qualitative factors considered in the assessment included the change in the industry and competitive environment, market capitalization, and overall financial performance. Based on the results of this qualitative analysis, the Company determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value. The Company concluded that goodwill was not impaired in fiscal years 2020 and 2019.

Activity and goodwill balances for the fiscal years ended June 27, 2020 and June 29, 2019 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
(in thousands)
Balance, June 30, 2018	$532,251
Balance, June 29, 2019	532,251
Acquisitions	30,289
Balance, June 27, 2020	$562,540

Intangible Assets

The useful lives of amortizing intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	June 27, 2020			June 29, 2019
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$525,196	$458,418	$66,778	$487,346	$445,558	$41,788
Customer relationships	118,335	108,603	9,732	116,505	105,901	10,604
Trade name	11,374	9,265	2,109	9,974	8,914	1,060
Backlogs	170	25	145	—	—	—
Patent	2,500	2,500	—	2,500	2,500	—
Total amortizable intangible assets	657,575	578,811	78,764	616,325	562,873	53,452
In-process Research and Development	9,195	—	9,195	2,790	—	2,790
Total intangible assets	$666,770	$578,811	$87,959	$619,115	$562,873	$56,242

During the fiscal year ended June 27, 2020, $2.8 million of IPR&D was completed and reclassified to amortizable Intellectual Property.

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Cost of goods sold	$12,860	$21,689	$46,063
Intangible asset amortization	3,078	3,041	4,467
Total intangible asset amortization expenses	$15,938	$24,730	$50,530

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the estimated future amortization expense of intangible assets as of June 27, 2020:

Amount
Fiscal Year	(in thousands)
2021	$19,279
2022	13,454
2023	12,970
2024	9,995
2025	9,716
Thereafter	13,350
Total amortizable intangible assets	$78,764

NOTE 11: ACQUISITIONS

On May 11, 2020, the Company acquired a privately-held corporation specializing in motor and motion control technology. The aggregate purchase price of $87.0 million included cash consideration of $72.8 million and contingent consideration with an estimated fair value of $14.2 million. The contingent consideration is payable if the acquired company achieves certain financial milestones for the annual periods ending December 31, 2020 and December 31, 2021. The acquired assets included $2.7 million of cash, $35.1 million of developed technology, $12.6 million of other intangible assets, and $6.3 million of other net assets. In connection with this acquisition, the Company also recorded $30.3 million of goodwill, which is expected to be deductible for tax purposes.

There were no material acquisitions completed during the fiscal year 2019.

NOTE 12: SEGMENT INFORMATION

The Company designs, develops, manufactures and markets a broad range of linear and mixed-signal integrated circuits. The Company's products are designed through a centralized R&D function, are manufactured using centralized internal and external manufacturing, and sold through a centralized sales force and shared wholesale distributors.

The Company currently has one operating segment. The Company considers operating segments to be components of the Company’s business for which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. The CODM of the Company is the Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

Geographical revenue information is based on customers’ ship-to location. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
United States	$237,579	$257,350	$306,453
China	813,227	812,686	885,319
Rest of Asia	698,175	756,928	786,814
Europe	387,368	428,750	440,658
Rest of World	55,046	58,615	60,822
Total	$2,191,395	$2,314,329	$2,480,066

Net property, plant, and equipment by geographic region were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
	June 27, 2020	June 29, 2019
	(in thousands)
United States	$362,093	$379,308
Philippines	88,660	102,634
Rest of World	99,653	95,780
Total	$550,406	$577,722

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

Commitments

Future annual minimum payments for purchase commitments are as follows:

	Payment due by period
	Total	Fiscal year 2021	Fiscal year 2022	Fiscal year 2023	Fiscal year 2024	Fiscal year 2025	Thereafter
	(in thousands)
Inventory-related purchase obligations (1)	$352,960	$54,206	$46,778	$44,821	$42,502	$40,650	$124,003

(1)	The Company orders materials and supplies in advance or with minimum purchase quantities. The Company is obligated to pay for the materials and supplies when received.

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

NOTE 14: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the fiscal years ended June 27, 2020 and June 29, 2019 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on postretirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance, June 30, 2018	$(6,280)	$(2,516)	$(1,136)	$(1,383)	$(3,670)	$(14,985)
Other comprehensive income (loss) before reclassifications	—	—	—	(494)	3,804	3,310
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1,848)	—	2,656	—	808
Tax effects	—	42	—	(354)	(175)	(487)
Other comprehensive income (loss)	—	(1,806)	—	1,808	3,629	3,631
Balance, June 29, 2019	$(6,280)	$(4,322)	$(1,136)	$425	$(41)	$(11,354)
Other comprehensive income (loss) before reclassifications	—	—	—	(1,262)	185	(1,077)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(3,950)	—	1,578	—	(2,372)
Tax effects	—	284	—	(51)	(25)	208
Other comprehensive income (loss)	—	(3,666)	—	265	160	(3,241)
Balance, June 27, 2020	$(6,280)	$(7,988)	$(1,136)	$690	$119	$(14,595)

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

During fiscal years 2020, 2019 and 2018, the Company repurchased approximately 7.9 million, 9.8 million and 7.5 million shares of its common stock for $440.8 million, $539.2 million and $408.0 million, respectively. As of June 27, 2020, the Company had a remaining authorization of $0.7 billion for future share repurchases. The Company suspended its repurchase program on July 13, 2020, the date the Company announced its planned merger with ADI.

NOTE 16: INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Interest and other income (expense):
Interest (expense)	$(35,797)	$(43,543)	$(50,215)
Interest income	30,220	47,844	38,292
Other income (expense), net	(2,721)	3,022	3,360
Total	$(8,298)	$7,323	$(8,563)

As discussed in Note 6: "Financial Instruments", Interest expense consists primarily of interest expense associated with long-term notes. Interest expense associated with the notes was $35.6 million, $41.4 million and $49.5 million during the fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018, respectively. Interest expense associated with debt discounts and issuance fees was $1.4 million, $2.0 million and $2.9 million during the fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018, respectively. Interest income consists of interest earned on cash, cash equivalents, and short-term investments.

NOTE 17: INCOME TAXES

Pretax income was as follows:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Domestic pre-tax income	$72,854	$103,016	$149,056
Foreign pre-tax income	605,242	651,405	675,829
Total	$678,096	$754,421	$824,885

The provision (benefit) for income taxes consisted of the following:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Federal
Current	$1,893	$(114,494)	$318,288
Deferred	9,828	12,874	25,769
State
Current	(3,880)	9,842	117
Deferred	552	2,196	1,325
Foreign
Current	15,683	17,562	11,450
Deferred	(674)	(1,045)	618
Total provision (benefit) for income taxes	$23,402	$(73,065)	$357,567

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company's Federal statutory tax rate to the Company's effective tax rate is as follows:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Federal statutory rate	21.0%	21.0%	28.1%
State tax, net of federal benefit	(0.5)	1.4	0.2
General business credits	(1.8)	(0.9)	(0.8)
Effect of foreign operations	(17.1)	(15.8)	(16.7)
Stock-based compensation	1.0	0.7	0.4
Interest accrual for uncertain tax positions	0.9	1.1	2.1
Transition Tax	1.0	9.0	28.7
Global intangible low taxed income	7.9	7.4	—
Deferred tax remeasurement	—	—	1.6
Settlement of uncertain tax positions	(7.5)	(33.4)	—
Other	(1.4)	(0.2)	(0.3)
Effective tax rate	3.5%	(9.7)%	43.3%

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act reduced the federal statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which results in federal statutory tax rates for the Company of 21.0%, 21.0% and 28.1% (average of a 35.0% rate for the first half of fiscal year 2018 and a 21.0% rate for the second half of fiscal year 2018) for fiscal years 2020, 2019 and 2018, respectively. In fiscal year 2018 the Company recorded a $13.7 million charge to remeasure deferred taxes as of the enactment date of the Act to reflect the federal statutory rate reduction.

The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts must be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a $236.9 million provisional Transition Tax charge. During the measurement period the Company gathered information and analyzed available guidance and in the second quarter of fiscal year 2019 recorded a $22.1 million Transition Tax charge, which increased the Company’s fiscal year 2019 tax rate by 2.9%. As of the end of the second quarter of fiscal year 2019 accounting for income tax effects of the Act was completed.

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

In fiscal year 2020, the Company reversed $40.5 million of uncertain tax position reserves and $10.7 million of related interest reserves, net of federal and state benefits, primarily due to the fiscal fourth quarter settlement of an audit of the Company’s fiscal year 2012 through fiscal year 2014 federal corporate income tax returns. The reversal of uncertain tax position reserves for intercompany transfer pricing issues increased accumulated unremitted foreign earnings, which resulted in an additional Transition Tax charge of $6.5 million in the fiscal fourth quarter.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under Internal Revenue Code (“IRC”) Section 245A (“Section 245A”), as enacted by the Act, and IRC Section 954(c)(6) (the “Temporary Regulations”), which apply retroactively to intercompany dividends occurring after December 31, 2017. The Temporary Regulations limit the applicability of the foreign personal holding company income (“FPHCI”) look-through exception for certain intercompany dividends received by a controlled foreign corporation. Before application of the retroactive intercompany Temporary Regulations, the Company benefited in fiscal years 2018 and 2019 from the FPHCI look-through exception. The Company has analyzed the

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relevant Temporary Regulations and concluded that they were not validly issued. Therefore, the Company has not accounted for the effects of the retroactive Temporary Regulations in its results of operations for fiscal year 2019 or fiscal year 2020. The Company believes it has strong arguments in favor of its position and that it has met the more likely than not recognition threshold that its position will be sustained. The Company intends to vigorously defend its position, however, due to the uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurance that the relevant Temporary Regulations will be invalidated, modified or that a court of law will rule in favor of the Company. An unfavorable resolution of this issue could have a material adverse impact on the Company's results of operations and financial condition.

As of June 27, 2020, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $306.2 million that are intended to be indefinitely reinvested outside the U.S. No deferred tax liability has been recognized for the repatriation of these earnings. At June 27, 2020, the unrecognized deferred tax liability on these earnings was $27.2 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities were as follows:

	June 27, 2020	June 29, 2019
	(in thousands)
Deferred tax assets:
Accrued compensation	$8,750	$7,990
Stock-based compensation	10,476	9,788
Net operating loss carryovers	40,933	40,067
Tax credit carryovers	97,870	93,269
Other reserves and accruals not currently deductible for tax purposes	17,580	21,584
Other	11,626	11,500
Total deferred tax assets	187,235	184,198

Deferred tax liabilities:
Fixed assets and intangible assets cost recovery, net	(58,293)	(52,567)
Unremitted earnings of foreign subsidiaries	(9,968)	(7,428)
Other	(3,080)	(3,712)
Total deferred tax liabilities	(71,341)	(63,707)

Net deferred tax assets before valuation allowance	115,894	120,491
Valuation allowance	(135,751)	(131,798)
Net deferred tax assets (liabilities)	$(19,857)	$(11,307)

The valuation allowance as of June 27, 2020 and June 29, 2019 primarily relates to certain state and foreign net operating loss carryforwards and certain state tax credit carryforwards. The valuation allowance increased by $4.0 million in fiscal year 2020.

As of June 27, 2020, the Company has $15.0 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2022 and 2033, $39.4 million of state net operating loss carryforwards expiring at various dates through fiscal year 2033, $140.2 million of foreign net operating loss carryforwards with no expiration date, $115.4 million of state tax credit carryforwards with no expiration date, and $6.6 million of state tax credit carryforwards expiring at various dates through fiscal year 2035.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

	For the Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Balance as of beginning of year	$220,397	$591,458	$539,569
Tax positions related to current year:
Addition	3,459	6,974	48,646
Tax positions related to prior year:
Addition	5,626	20,851	3,806
Reduction	(48,944)	(236,705)	—
Settlements	(6,263)	(161,847)	—
Lapses in statutes of limitations	—	(334)	(563)
Balance as of end of year	$174,275	$220,397	$591,458

Prior year tax position activity in fiscal year 2019 includes the reversal of $221.5 million of tax reserves, primarily due to the settlement of an audit of the Company’s fiscal year 2009 through fiscal year 2011 federal corporate income tax returns, which also settled intercompany buy-in license payment issues for fiscal year 2012 through fiscal year 2019. Fiscal year 2019 settlements include $140.7 million of fiscal year 2009 through fiscal year 2018 advance tax payments made in June 2018 that were applied to additional federal tax liabilities generated by the federal tax audit settlement. Prior year tax position activity in fiscal year 2020 includes the reversal of $40.5 million of tax reserves, primarily due to the settlement of an audit of the Company’s fiscal year 2012 through fiscal year 2014 federal corporate income tax returns.

The total amount of gross unrecognized tax benefits as of June 27, 2020 that, if recognized, would affect the effective tax rate is $122.7 million. $51.6 million of unrecognized tax benefits would be offset by an increase in the valuation allowance for deferred tax assets and thus would not affect the effective tax rate.

The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount, before the federal and state benefit, of interest and penalties recognized in income tax expense during the fiscal years ended June 27, 2020, June 29, 2019, and June 30, 2018 was $(5.9) million, $(30.2) million and $27.8 million, respectively, and the total amount of interest and penalties accrued as of June 27, 2020, June 29, 2019, and June 30, 2018 was $24.6 million, $31.7 million, and $61.9 million, respectively.

The Company’s federal corporate income tax returns are audited on a recurring basis by the Internal Revenue Service (“IRS”). In fiscal year 2020, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2015 through 2017, which is ongoing.

A summary of the fiscal tax years that remain subject to examination, as of June 27, 2020, for the Company's major tax jurisdictions are as follows:

United States - Federal	2015	-	Forward
Ireland	2015	-	Forward

NOTE 18: BENEFITS

Defined contribution plan

U.S. employees are automatically enrolled in the Maxim Integrated 401(k) Plan (the "Plan") when they meet eligibility requirements unless they decline participation. Under the terms of the Plan, the Company matches 100% of the employee contributions for the first 3% of employee eligible compensation and an additional 50% match for the next 2% of employee eligible compensation, up to the IRS Annual Compensation Limits. Total defined contribution expense was $11.2 million, $11.6 million and $12.6 million in fiscal years 2020, 2019 and 2018, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. Pension Benefits

The Company sponsors defined-benefit pension plans in certain countries. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, with third party trustees, or into government-managed accounts, and accrues for the unfunded portion of the obligation.

The Company sponsors retirement plans for employees in the Philippines and certain other countries. These plans are non-contributory and defined benefit types that provide retirement to employees equal to one-month salary for every year of credited service. The benefits are paid in a lump sum amount upon retirement or separation from the Company. Total defined benefit liability was $18.0 million and $12.6 million as of June 27, 2020 and June 29, 2019, respectively. Total accumulated other comprehensive loss related to this retirement plan was $6.3 million, $3.0 million and $1.0 million for the fiscal years 2020, 2019, and 2018, respectively.

U.S. Employees Postretirement Medical Expense & Funded Status Reconciliation

The Company provides postretirement medical expenses to certain former employees of Dallas Semiconductor and to certain Maxim Integrated executives. The Company adopted the postretirement medical plan as a result of the Company's acquisition of Dallas Semiconductor in 2001. A reconciliation of the funded status of these postretirement benefits, is as follows:

	June 27, 2020	Estimated Fiscal Year 2021 Expense	June 29, 2019	Fiscal Year 2020 Expense
	(in thousands, except percentages)
Accumulated postretirement benefit obligation:
Retirees and beneficiaries	$(19,115)		$(18,241)
Active participants	(1,413)		(1,437)
Funded status	$(20,528)		$(19,678)

Actuarial gain (loss)	$705		$118
Prior service cost	—		—

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$1,877		$1,172
Prior service cost	249		606
Total	$2,126		$1,778

Net periodic postretirement benefit cost:
Interest cost		$524		$695
Amortization:
Prior service cost		249		356
Total net periodic postretirement benefit cost		$773		$1,051

Employer contributions		$740		$550

Economic assumptions:
Discount rate	2.6%		3.6%
Medical trend	7.00%-5.00%		7.25%-5.00%

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following benefit payments are expected to be paid:

Non-Pension Benefits
Fiscal Year	(in thousands)
2021	$739
2022	789
2023	817
2024	867
2025	916
Thereafter	16,400
Total	$20,528

Dallas Semiconductor Split-Dollar Life Insurance

As a result of the Company's acquisition of Dallas Semiconductor in 2001, the Company assumed responsibility associated with a split-dollar life insurance policy held by a former Dallas Semiconductor director. The policy is owned by the individual with the Company retaining a limited collateral assignment.

The Company had $8.5 million and $6.9 million included in Other assets in the Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019, respectively, associated with the limited collateral assignment to the policy. The Company had a $9.7 million and $8.2 million obligation included in Other Liabilities in the Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019, respectively, related to the anticipated continued funding associated with the policy.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2020	June 27, 2020	March 28, 2020	December 28, 2019	September 28, 2019
	(in thousands, except percentages and per share data)
Net revenues	$545,369	$561,916	$551,070	$533,040
Cost of goods sold	183,001	195,479	190,546	189,717
Gross margin	$362,368	$366,437	$360,524	$343,323
Gross margin %	66.4%	65.2%	65.4%	64.4%
Operating income	$177,987	$183,347	$169,056	$156,004
% of net revenues	32.6%	32.6%	30.7%	29.3%
Net income (1)	$207,298	$161,190	$146,050	$140,156

Earnings per share:
Basic	$0.78	$0.60	$0.54	$0.52
Diluted	$0.77	$0.59	$0.53	$0.51

Shares used in the calculation of earnings per share:
Basic	266,639	269,003	270,330	271,388
Diluted	268,777	271,579	273,269	274,436

Dividends declared and paid per share	$0.48	$0.48	$0.48	$0.48

(1)
The fiscal quarter ended June 27, 2020 includes $51.2 million of net income from the release of uncertain tax position and related interest reserves and a $6.5 million Transition Tax charge. For details, refer to Note 17: "Income Taxes".

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

Weighted-average shares used in the calculation of earnings per share:
Basic	272,382	273,221	276,252	278,045
Diluted	275,834	276,610	280,008	282,454

Dividends declared and paid per share	$0.46	$0.46	$0.46	$0.46

(1)
The fiscal quarter ended June 29, 2019 includes $251.6 million of net income from the release of uncertain tax position and related interest reserves and a $47.7 million Transition Tax charge. The fiscal quarter ended December 29, 2018 includes a $22.1 million Transition Tax charge. For details, refer to Note 17: "Income Taxes".

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: SUBSEQUENT EVENT

Merger with Analog Devices

On July 13, 2020, the Company announced that it had entered into the ADI Merger Agreement with Analog Devices, and Magneto Corp., a wholly owned subsidiary of Analog Devices (“Acquisition Sub”), under which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Acquisition Sub will merge with and into the Company, and the Company will survive the merger as a wholly-owned subsidiary of Analog Devices (the “ADI Merger”). Under the terms of the ADI Merger Agreement, at the effective time of the ADI Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of Company Common Stock held by Analog Devices or Acquisition Sub) will be converted into the right to receive 0.6300 of a fully paid and non-assessable share of common stock, par value $0.16 2/3 per share, of Analog Devices (with cash being paid (without interest and less applicable withholding taxes) in lieu of any fraction of a share of Analog Devices common stock). Analog Devices shareholders will continue to own their existing Analog Devices shares, and the combined company will be named Analog Devices.

The ADI Merger has been approved by both the Company’s Board of Directors and the Board of Directors of Analog Devices, and the completion of the ADI Merger is subject to customary closing conditions, including, among others, the required approvals of Maxim Integrated’s stockholders, the approval of ADI’s shareholders and the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the transaction is expected to close in the summer of 2021. For additional information on the ADI Merger Agreement and the ADI Merger, please refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2020. The Company cannot guarantee that the ADI Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the ADI Merger Agreement.

A cash dividend of $0.48 per share will be paid on September 11, 2020, to Maxim Integrated stockholders of record on August 27, 2020. The Company will neither declare nor pay a dividend in any of the next succeeding four fiscal quarters and has suspended its open market stock repurchase program as the ADI Merger Agreement restricts the Company's ability to declare dividends and repurchase shares of the Company's common stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and its subsidiaries (the “Company”) as of June 27, 2020 and June 29, 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 27, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 27, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2020 and June 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Write-down for Excess or Obsolete Inventories

As described in Note 2 to the consolidated financial statements, the total inventories balance was $259.6 million as of June 27, 2020. Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) net realizable value. A write-down to net realizable value is recorded if excess quantities or obsolescence is identified. At each reporting period, management assesses the Company’s ending inventories for excess quantities and obsolescence based on the projected sales outlook. This assessment, which requires significant judgment by management, includes analysis of projections of future demand. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, management generally writes down inventories to net realizable value based on forecasted product demand. As disclosed by management, the Company had net inventory write-downs of $16.5 million during fiscal year 2020.

The principal considerations for our determination that performing procedures relating to the write-down of excess or obsolete inventories is a critical audit matter are the significant amount of judgment by management in developing the assumptions of the forecasted product demand, which in turn led to significant auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence relating to the forecasted product demand.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s write-down for excess or obsolete inventories, including controls over the development of assumptions related to forecasted product demand. The procedures also included, among others, testing management’s process for developing the estimate of the write-down for excess or obsolete inventories, testing the completeness and accuracy of underlying data used in the estimate, and evaluating management’s assumptions of forecasted product demand. Evaluating management’s demand forecast for reasonableness involved considering historical sales by product, comparing prior period estimates to actual results of the same period, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
San Jose, California

August 19, 2020

We have served as the Company’s auditor since 2016.

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Price adjustments and other revenue reserves:
Year ended June 27, 2020	$100,489	$767,781	$(719,354)	$148,916
Year ended June 29, 2019 (1)	$—	$568,550	$(468,061)	$100,489

Returns and allowances:
Year ended June 27, 2020	$148	$625	$(128)	$645
Year ended June 29, 2019 (1)	$140,115	$697	$(140,664)	$148
Year ended June 30, 2018	$46,575	$659,023	$(565,483)	$140,115

(1)
Subsequent to the adoption of Topic 606 on July 1, 2018, revenue reserve allowances are presented on a gross basis as Price adjustment and other revenue reserves in the Consolidated Balance Sheets. Revenue reserve allowances for prior fiscal years are not adjusted and continue to be reported under Topic 605.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Underwriting Agreement, dated June 8, 2017, between Maxim Integrated Products, Inc. and Merrill Lynch.	8-K	1.1	6/13/2017

2.1	Agreement and Plan of Merger, dated as of July 12, 2020, by and among Analog Devices, Inc., a Massachusetts corporation (“Parent”), Magneto Corp, a Delaware corporation and wholly owned subsidiary of Parent and Maxim Integrated Products, Inc.	8-K	2.1	7/13/2020

3.1	Restated Certificate of Incorporation of the Company.	10-K	3.1	9/26/1995

3.2	Amendments to Restated Certificate of Incorporation of the Company.	10-K 10-K 10-Q 10-Q 8-K	3.3 3.3 3.3 3.3 3.1	9/29/1997 9/24/1998 2/08/2000 2/09/2001 11/17/2015

3.3	Amended and Restated Bylaws.	10-Q	3.1	1/27/2017

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	8/21/2019

10.1 (A)	The Company's Forms of Indemnity Agreement.	10-K	10.8	9/8/2005

10.2 (A)	Amended and Restated 1996 Stock Incentive Plan, as amended and restated.	Proxy Statement	Appendix B	9/30/2016

10.3 (A)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.26	9/24/2001

10.4 (A)	Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.28	9/24/2001

10.5 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees.	10-Q	10.30	11/5/2009

10.6 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders.	10-Q	10.31	11/5/2009

10.7 (A)	Employment Agreement between the Company and Tunç Doluca dated as of September 30, 1993.	10-K	10.33	9/30/2008

10.8 (A)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007.	10-Q	10.40	9/30/2008

10.9 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees.	10-Q	10.41	11/6/2008

10.10 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders.	10-Q	10.42	11/6/2008

10.11 (A)	2008 Employee Stock Purchase Plan, as amended.	Proxy Statement	Appendix A	9/30/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.12 (A)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.45	8/26/2009

10.13 (A)	Amended and Restated Change In Control Employee Severance Plan for U.S. Based Employees.	8-K	10.1	7/13/2020

10.14 (A)	Amended and Restated Change In Control Employee Severance Plan for Non-U.S. Based Employees.	8-K	10.2	7/13/2020

10.15 (A)	Amended and Restated Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.	8-K	10.3	7/13/2020

10.16	Credit Agreement, dated October 13, 2011, and amended on June 27, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”).	10-Q	10.52	10/26/2011

10.17	Underwriting Agreement, dated March 11, 2013, between the Company and J.P. Morgan Securities LLC.	8-K	1.1	3/14/2013

10.18	Underwriting Agreement, dated June 8, 2017, between the Company and Merrill Lynch.	8-K	1.1	6/13/2017

10.19	Third Supplemental Indenture, dated as of November 21, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	11/21/2013

10.20	Indenture, dated June 10, 2010, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3	4.4	6/10/2010

10.21	Second Supplemental Indenture, dated as of March 18, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	3/21/2013

10.22	Fourth Supplemental Indenture, dated as of June 15, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	6/20/2017

10.23 (A)	Form of Global Performance Share Agreement for September 2017 Grants.	10-Q	10.1	10/20/2017

10.24 (A)	Form of Global Performance Share Agreement for September 2018 Grants.	10-Q	10.1	11/1/2018

10.25 (A)	Form of Global Performance Share Agreement for September 2019 Grants.	10-Q	10.1	10/30/2019

10.26 (A)	Form of Global Restricted Stock Unit Agreement.	10-Q	10.2	10/20/2017

10.27 (A)	Form of Global Restricted Stock Unit Agreement.	10-Q	10.2	10/30/2019

10.28 (A)	Form of Global Restricted Stock Unit Agreement effective July 12, 2020.	Filed herewith

10.29 (A)	Form of Global Employee Stock Purchase Plan Agreement.	10-Q	10.3	10/30/2019

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.30	Second Amendment to Credit Agreement, dated July 21, 2015.	10-K	10.23	8/18/2015

10.31	Third Amendment to Credit Agreement, dated June 13, 2016.	10-K	10.25	8/12/2016

10.32 †	Supply Agreement between the Company and TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), a Delaware corporation and indirect wholly-owned subsidiary of Tower Semiconductor Ltd., an Israeli corporation, executed as of November 18, 2015.	10-Q/A	10.1	5/10/2016

10.33	Credit Agreement by and between Maxim Holding Company Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.1	6/24/2016

10.34	Guaranty by Maxim Integrated Products, Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.2	6/24/2016

21.1	Subsidiaries of the Company.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
____________________
(A) Management contract or compensatory plan or arrangement.
† Portions of the exhibit (indicated by bracketed asterisks) have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
(1) Filed or furnished herewith.

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
160 Rio Robles
San Jose, California 95134
(408) 601-1000

Stock Listing

At August 10, 2020, there were approximately 600 stockholders of record of the Company's common stock as reported by Computershare. Maxim Integrated common stock is traded on the Nasdaq Global Select Market under the symbol “MXIM”.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2020	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Brian C. White

Brian C. White
Senior Vice President, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tunç Doluca and Brian C. White, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tunç Doluca	President, Director and Chief Executive Officer	August 19, 2020
Tunç Doluca	(Principal Executive Officer)

/s/ Brian C. White	Senior Vice President, Chief Financial Officer	August 19, 2020
Brian C. White	(Principal Financial and Accounting Officer)

/s/ William P. Sullivan	Director and Chairman of the Board	August 19, 2020
William P. Sullivan

/s/ Tracy C. Accardi	Director	August 19, 2020
Tracy C. Accardi

/s/ James R. Bergman	Director	August 19, 2020
James R. Bergman

/s/ Joseph R. Bronson	Director	August 19, 2020
Joseph R. Bronson

/s/ Robert E. Grady	Director	August 19, 2020
Robert E. Grady

/s/ Mercedes Johnson	Director	August 19, 2020
Mercedes Johnson

/s/ William D. Watkins	Director	August 19, 2020
William D. Watkins

/s/ MaryAnn Wright	Director	August 19, 2020
MaryAnn Wright