Form 10-Q
period 2020-09-26
MAXIM INTEGRATED PRODUCTS INC
filed 2020-10-28
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 26, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of October 15, 2020, there were 267,301,195 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2020	June 27, 2020
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,595,089	$1,578,670
Short-term investments	17,022	35,536
Total cash, cash equivalents and short-term investments	1,612,111	1,614,206
Accounts receivable, net of allowances of $636 at September 26, 2020 and $645 at June 27, 2020	449,376	404,778
Inventories	265,664	259,626
Other current assets	29,816	39,219
Total current assets	2,356,967	2,317,829
Property, plant and equipment, net	542,421	550,406
Intangible assets, net	82,679	87,959
Goodwill	562,540	562,540
Other assets	108,920	110,569
TOTAL ASSETS	$3,653,527	$3,629,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,831	$91,982
Price adjustment and other revenue reserves	144,255	148,916
Income taxes payable	53,655	43,457
Accrued salary and related expenses	115,460	126,751
Accrued expenses	46,119	42,228
Total current liabilities	446,320	453,334
Long-term debt	994,381	994,022
Income taxes payable	360,164	385,072
Other liabilities	141,643	139,418
Total liabilities	1,942,508	1,971,846

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock and capital in excess of par value	12,461	266
Retained earnings	1,713,153	1,671,786
Accumulated other comprehensive loss	(14,595)	(14,595)
Total stockholders’ equity	1,711,019	1,657,457
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,653,527	$3,629,303

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 26, 2020	September 28, 2019
	(in thousands, except per share data)

Net revenues	$619,357	$533,040
Cost of goods sold	202,343	189,717
Gross margin	417,014	343,323
Operating expenses:
Research and development	115,466	108,989
Selling, general and administrative	82,954	76,115
Intangible asset amortization	919	756
Severance and restructuring expenses	8,813	1,434
Other operating expenses (income), net	7,428	25
Total operating expenses	215,580	187,319
Operating income	201,434	156,004
Interest and other income (expense), net	(7,037)	1,829
Income before provision for income taxes	194,397	157,833
Income tax provision	24,883	17,677
Net income	$169,514	$140,156

Earnings per share:
Basic	$0.64	$0.52
Diluted	$0.63	$0.51

Shares used in the calculation of earnings per share:
Basic	266,831	271,388
Diluted	269,529	274,436

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 26, 2020	September 28, 2019
	(in thousands)
Net income	$169,514	$140,156
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $9 and $(14), respectively	(80)	118
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(23) and $165, respectively	63	(859)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $11 and $(22), respectively	17	98
Other comprehensive income (loss), net	—	(643)
Total comprehensive income	$169,514	$139,513

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 26, 2020	September 28, 2019
	(in thousands)
Cash flows from operating activities:
Net income	$169,514	$140,156
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	35,730	24,671
Depreciation and amortization	24,199	23,921
Deferred taxes	(1,103)	453
Loss on disposal of property, plant and equipment	63	376
Other adjustments	1,867	27
Changes in assets and liabilities:
Accounts receivable	(44,798)	(10,300)
Inventories	(5,986)	10,578
Other assets	4,159	(52,443)
Accounts payable	(3,423)	1,242
Price adjustment and other revenue reserves	(4,461)	(10,284)
Income taxes payable	(14,710)	(25,341)
All other accrued liabilities	1,460	38,214
Net cash provided by (used in) operating activities	162,511	141,270
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,728)	(20,631)
Proceeds from sale of property, plant and equipment	4	43
Proceeds from maturity of available-for-sale securities	18,425	42,921
Purchases of investments in privately-held companies	(84)	—
Proceeds from sale of investments in privately-held companies	25	516
Other investing activities	—	(35)
Net cash provided by (used in) investing activities	5,642	22,814
Cash flows from financing activities:
Net issuance of restricted stock units and awards	(17,018)	(9,943)
Proceeds from stock options exercised	2,632	7,482
Repurchase of common stock	(9,201)	(93,552)
Dividends paid	(128,147)	(130,222)
Net cash provided by (used in) financing activities	(151,734)	(226,235)
Net increase (decrease) in cash and cash equivalents	16,419	(62,151)
Cash, cash equivalents and restricted cash:
Beginning of period	$1,585,428	$1,757,342
End of period	$1,601,847	$1,695,191

Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$29,124	$32,156
Cash paid for interest	$8,438	$8,438
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$9,858	$8,307

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	1,595,089	1,695,191
Restricted cash in Other assets	6,758	—
Total cash, cash equivalents and restricted cash	1,601,847	1,695,191

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 26, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 27, 2020	266,797	$266	$—	$1,671,786	$(14,595)	$1,657,457
Net income	—	—	—	169,514	—	169,514
Repurchase of common stock	(150)	—	(9,201)	—	—	(9,201)
Net issuance of restricted stock units and awards	563	—	(17,018)	—	—	(17,018)
Stock options exercised	94	—	2,631	—	—	2,631
Stock-based compensation	—	1	35,782	—	—	35,783
Dividends paid, $0.48 per common share	—	—	—	(128,147)	—	(128,147)
Balance, September 26, 2020	267,304	$267	$12,194	$1,713,153	$(14,595)	$1,711,019

	Three Months Ended September 28, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 29, 2019	271,852	$272	$—	$1,856,358	$(11,354)	$1,845,276
Net income	—	—	—	140,156	—	140,156
Other comprehensive income (loss), net	—	—	—	—	(643)	(643)
Repurchase of common stock	(1,622)	(1)	(22,235)	(71,316)	—	(93,552)
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	(1,964)	—	(1,964)
Net issuance of restricted stock units	387	—	(9,943)	—	—	(9,943)
Stock options exercised	266	—	7,482	—	—	7,482
Stock-based compensation	—	—	24,696	—	—	24,696
Dividends paid, $0.48 per common share	—	—	—	(130,222)	—	(130,222)
Balance, September 28, 2019	270,883	$271	$—	$1,793,012	$(11,997)	$1,781,286

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 26, 2020 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

The Company has a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2021 and 2020 are 52-week fiscal years.

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

As of October 8, 2020, stockholder approval for the ADI Merger has been obtained from Maxim Integrated's stockholders and ADI's shareholders. In addition, the proposed transaction has received antitrust clearance from the United States Federal Trade Commission.

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

The ongoing novel coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The Company is not aware of events or circumstances that would require an update to its estimates, judgments, or adjustments to the carrying values of its assets or liabilities as of October 28, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as developments occur and as the Company obtains additional information. These future developments are highly uncertain, and the outcomes, unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.

(i) New Accounting Update Recently Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes resulted in earlier recognition of credit losses. We adopted ASU 2016-13 beginning in the first quarter of fiscal year 2021 using the modified retrospective approach. The effect on our consolidated financial statements and related disclosures was not material.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	September 26, 2020	June 27, 2020
	(in thousands)
Raw materials	$20,397	$18,287
Work-in-process	172,267	164,061
Finished goods	73,000	77,278
Total inventories	$265,664	$259,626

Property, plant and equipment, net, consist of:

	September 26, 2020	June 27, 2020
	(in thousands)
Land	$17,720	$17,720
Buildings and building improvements	314,043	312,999
Machinery, equipment and software	1,333,793	1,323,791
Total	1,665,556	1,654,510
Less: accumulated depreciation	(1,123,135)	(1,104,104)
Total property, plant and equipment, net	$542,421	$550,406

Accrued salary and related expenses consist of:

	September 26, 2020	June 27, 2020
	(in thousands)
Accrued vacation	$36,061	$33,992
Accrued bonus	29,213	66,662
Accrued salaries	21,244	12,153
ESPP Withholding	16,898	5,986
Accrued fringe benefits	4,228	4,077
Other	7,816	3,881
Total accrued salary and related expenses	$115,460	$126,751

NOTE 4: DISAGGREGATION OF REVENUE

The following table summarizes net revenue disaggregated by end market. The Company classifies end market revenue by using estimates and assumptions based on historical experience and knowledge of current conditions, given available information.

	Three Months Ended
	September 26, 2020		September 28, 2019
	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Automotive	$158,068	26%	$139,769	26%
Communications and Data Center	131,293	21%	96,071	18%
Consumer	136,390	22%	133,338	25%
Industrial	193,606	31%	163,862	31%
	$619,357		$533,040

The following table summarizes net revenue disaggregated by sales channel:

	Three Months Ended
	September 26, 2020		September 28, 2019
	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Distributors	$324,550	52%	$266,586	50%
Direct customers	294,807	48%	266,454	50%
	$619,357		$533,040

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

The Company’s Level 2 assets and liabilities consist of corporate debt securities and foreign currency forward contracts that are valued using quoted market prices or are determined using a yield curve model based on current market rates.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of acquisition-related contingent consideration liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 26, 2020				As of June 27, 2020
	Fair Value Measurements Using			Total	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$26,629	$—	$—	$26,629	$61,814	$—	$—	$61,814
Short-term investments
Corporate debt securities	—	17,022	—	17,022	—	35,536	—	35,536
Other current assets
Foreign currency forward contracts	—	1,228	—	1,228	—	1,151	—	1,151
Total assets	$26,629	$18,250	$—	$44,879	$61,814	$36,687	$—	$98,501

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$596	$—	$596	$—	$341	$—	$341
Contingent consideration	—	—	10,000	10,000	—	—	10,000	10,000
Other liabilities
Contingent consideration	—	—	4,165	4,165	—	—	4,165	4,165
Total Liabilities	$—	$596	$14,165	$14,761	$—	$341	$14,165	$14,506

During the three months ended September 26, 2020 and the year ended June 27, 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 26, 2020 and June 27, 2020 other than impairments of long-lived assets.

As of September 26, 2020 and June 27, 2020, the fair value of private company investments amounted to $21.2 million and $20.6 million, respectively. The aggregate amount of unrealized losses recognized from these investments were $3.8 million and $4.3 million, respectively, as of September 26, 2020 and June 27, 2020.

The Company recorded $0.5 million of unrealized gains on private company investments, during the three months ended September 26, 2020. Unrealized gains (loss) on private company investments was not material during the three months ended September 28, 2019. Unrealized gains (losses) on private company investments are recorded in Interest and other income (expense), net in the Company's Condensed Consolidated Statements of Income.

NOTE 6: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	September 26, 2020				June 27, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Corporate debt securities	$16,983	$47	$(8)	$17,022	$35,417	$137	$(18)	$35,536
Total available-for-sale investments	$16,983	$47	$(8)	$17,022	$35,417	$137	$(18)	$35,536

In the three months ended September 26, 2020 and September 28, 2019, the Company did not recognize impairment charges on short-term investments. All available-for-sale investments have maturity dates between October 2, 2020 and March 12, 2021.

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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). As of September 26, 2020 and June 27, 2020, the notional amounts of the forward contracts the Company held to purchase international currencies were $57.0 million and $61.6 million, respectively.

Derivatives not designated as hedging instruments

As of September 26, 2020 and June 27, 2020, the notional amounts of the forward contracts the Company held to purchase international currencies were $49.5 million and $32.3 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $11.2 million and $12.0 million, respectively.

The Company's foreign currency forward contract gains or losses included in the Condensed Consolidated Statements of Income were not material for the three months ended September 26, 2020 and September 28, 2019, respectively.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following tables summarize the gains (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended			Three Months Ended
	September 26, 2020			September 28, 2019
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$619,357	$202,343	$215,580	$533,040	$189,717	$187,319

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$435	$670	$—	$120	$(370)

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	September 26, 2020	June 27, 2020
	(in thousands)
3.375% fixed rate notes due March 2023	$500,000	$500,000
3.45% fixed rate notes due June 2027	500,000	500,000
Total outstanding debt	1,000,000	1,000,000
Less: Reduction for unamortized discount and debt issuance costs	(5,619)	(5,978)
Total long-term debt	$994,381	$994,022

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $8.9 million and $8.9 million during the three months ended September 26, 2020 and September 28, 2019, respectively.

The estimated fair value of the Company’s outstanding debt obligations was approximately $1.0 billion as of September 26, 2020. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $9.4 million and $9.3 million during the three months ended September 26, 2020, and September 28, 2019, respectively.

Other Financial Instruments
For the balance of the Company’s financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 7: STOCK-BASED COMPENSATION

At September 26, 2020, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), restricted stock awards ("RSAs") and market stock units (“MSUs”) to employees, directors, and consultants.

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

RSUs granted to employees typically vest ratably over a four-year period and are released or converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. RSUs granted from September 2017 to July 2020 will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements.

RSAs granted to employees typically vest over a four-year cliff period and are converted into shares of the Company's common stock upon vesting, subject to the employee's continued service to the Company over that period. RSAs have certain shareholder rights, such as voting rights, but are not eligible for dividends or dividend equivalents.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three months ended September 26, 2020 and September 28, 2019, respectively:

	Three Months Ended				Three Months Ended
	September 26, 2020				September 28, 2019
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$11	$3,794	$864	$4,669	$9	$2,280	$669	$2,958
Research and development	3	12,267	2,106	14,376	4	9,485	1,395	10,884
Selling, general and administrative	75	15,483	1,127	16,685	67	9,953	810	10,830
Pre-tax stock-based compensation expense	$89	$31,544	$4,097	$35,730	$80	$21,718	$2,874	$24,672
Less: income tax effect				2,531				2,888
Net stock-based compensation expense				$33,199				$21,784

The expense included in the Condensed Consolidated Statements of Income for RSUs and other awards include expenses related to MSUs of $3.6 million and $4.4 million for the three months ended September 26, 2020 and September 28, 2019, respectively. In connection with the proposed ADI Merger, on September 1, 2020, the Company’s Board of Directors granted RSAs to certain employees. For employees who made IRS Section 83(b) elections, Maxim accelerated a portion of the RSAs to satisfy tax withholding requirements. The Company recorded $7.9 million of stock-based compensation expense related to the accelerated RSAs in the three months ended September 26, 2020.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the three months ended September 26, 2020 and September 28, 2019.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of September 26, 2020 and related activity for the three months ended September 26, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 27, 2020	104,447	$28.76
Options Granted	—	—
Options Exercised	(94,375)	28.30
Options Cancelled	—	—
Balance at September 26, 2020	10,072	$33.09	0.6	$326,753
Exercisable, September 26, 2020	10,072	$33.09	0.6	$326,753
Vested and expected to vest, September 26, 2020	10,072	$33.09	0.6	$326,753

(1)Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on September 25, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of September 26, 2020.

As of September 26, 2020, there was no unrecognized stock compensation from unvested stock options.

Restricted Stock Units and Restricted Stock Awards

The fair value of RSUs and RSAs under the Company’s 1996 Plan is estimated using the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis.

The weighted-average fair value of RSUs and RSAs granted was $69.05 and $47.61 per share for the three months ended September 26, 2020 and September 28, 2019, respectively.

The following table summarizes the outstanding and expected to vest RSUs and RSAs as of September 26, 2020 and related activity during the three months ended September 26, 2020:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 27, 2020	4,606,592
Restricted stock units and restricted stock awards granted	1,304,862
Restricted stock units and restricted stock awards released	(500,583)
Restricted stock units and restricted stock awards cancelled	(45,575)
Balance at September 26, 2020	5,365,296	3.2	$351,587,847
Outstanding and expected to vest, September 26, 2020	4,446,092	2.9	$291,352,394

(1)Aggregate intrinsic value for RSUs and RSAs represents the closing price per share of the Company’s common stock on September 25, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs and RSAs outstanding or expected to vest as of September 26, 2020.

The Company withheld shares totaling $17.0 million in value as a result of employee withholding taxes based on the value of RSUs and RSAs on their vesting date for the three months ended September 26, 2020. Total payments for employees’ tax obligations to taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of September 26, 2020, there was $209.1 million of unrecognized compensation expense related to 5.4 million unvested RSUs and RSAs, which is expected to be recognized over a weighted average period of approximately 3.2 years.

Market Stock Units (MSUs)

The Company grants MSUs to senior members of management in lieu of granting stock options. For MSUs granted prior to September 2017, the performance metrics of this program are based on relative performance of the Company’s stock price as compared to the Semiconductor Exchange Traded Fund index SPDR S&P (the “XSD”). For MSUs granted in September 2017, September 2018, and September 2019, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the XSD. The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on a quarterly basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD or the TSR of the companies included in the XSD, as applicable. Vesting for MSUs is contingent upon both service and market conditions and has a four-year vesting cliff period. MSUs granted in September 2017, September 2018, and September 2019 vest based upon annual performance and are subject to continued service through the end of the four-year period but will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements. Pursuant to the terms of the ADI Merger Agreement, the Company grants RSUs in lieu of MSUs (or RSAs in lieu of MSUs for any potential “disqualified individuals” within the meaning of Section 280G of the Internal Revenue Code, which RSAs will not be eligible for dividends or dividend equivalent rights) from the date of the ADI Merger Agreement through the date that the transaction closes.

No MSUs were granted during the three months ended September 26, 2020. The weighted-average fair value of MSUs granted was $54.70 per share for the three months ended September 28, 2019.

The following table summarizes the number of MSUs outstanding and expected to vest as of September 26, 2020 and their activity during the three months ended September 26, 2020:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 27, 2020	971,220
Market stock units granted	—
Market stock units released	—
Market stock units cancelled	(230,132)
Balance at September 26, 2020	741,088	2.2	$48,563,497
Outstanding and expected to vest, September 26, 2020	576,716	2.2	$37,792.218

(1)Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on September 25, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of September 26, 2020.

As of September 26, 2020, there was $22.3 million of unrecognized compensation expense related to 0.7 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of 2008 ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

Three Months Ended
	September 26, 2020	September 28, 2019
Expected holding period (in years)	0.5 years	0.5 years
Risk-free interest rate	0.2% - 1.6%	2.3% - 2.7%
Expected stock price volatility	29.2% - 55.2%	29.5% - 31.3%
Dividend yield	3.3% - 3.3%	3.1% - 3.4%

As of September 26, 2020 and September 28, 2019, there was $2.5 million and $4.0 million, respectively, of unrecognized compensation expense related to the 2008 ESPP. At the end of the current offering period in November 2020, the Company will suspend the 2008 ESPP program pursuant to the terms of the ADI Merger Agreement.

NOTE 8: EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic earnings per share, the weighted average number of outstanding shares of common stock excludes unvested RSUs, RSAs and MSUs. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, assumed release of unvested RSUs, RSAs and MSUs, and assumed issuance of common stock under the 2008 ESPP using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	September 26, 2020	September 28, 2019
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$169,514	$140,156

Denominator for basic earnings per share	266,831	271,388
Effect of dilutive securities:
Stock options, ESPP, RSUs, RSAs and MSUs	2,698	3,048
Denominator for diluted earnings per share	269,529	274,436

Earnings per share
Basic	$0.64	$0.52
Diluted	$0.63	$0.51

For the three months ended September 26, 2020 and September 28, 2019 stock awards determined to be anti-dilutive were insignificant and were excluded from the computation of diluted earnings per share in all periods.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended
	September 26, 2020	September 28, 2019
	(in thousands)
United States	$60,136	$55,799
China	245,805	197,299
Rest of Asia	198,464	169,914
Europe	99,505	95,940
Rest of World	15,447	14,088
	$619,357	$533,040

Net long-lived assets by geographic region were as follows:

	September 26, 2020	June 27, 2020
	(in thousands)
United States	$356,188	$362,093
Philippines	83,006	88,660
Rest of World	103,227	99,653
	$542,421	$550,406

NOTE 10: COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the three months ended September 26, 2020 and September 28, 2019 were as follows:

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 27, 2020	$(6,280)	$(7,988)	$(1,136)	$690	$119	$(14,595)
Other comprehensive income (loss) before reclassifications	—	—	—	1,191	(89)	1,102
Amounts reclassified out of accumulated other comprehensive (income) loss	—	6	—	(1,105)	—	(1,099)
Tax effects	—	11	—	(23)	9	(3)
Other comprehensive income (loss), net	—	17	—	63	(80)	—
September 26, 2020	$(6,280)	$(7,971)	$(1,136)	$753	$39	$(14,595)

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 29, 2019	$(6,280)	$(4,322)	$(1,136)	$425	$(41)	$(11,354)
Other comprehensive income (loss) before reclassifications	—	—	—	(1,274)	132	(1,142)
Amounts reclassified out of accumulated other comprehensive (income) loss	—	120	—	250	—	370
Tax effects	—	(22)	—	165	(14)	129
Other comprehensive income (loss), net	—	98	—	(859)	118	(643)
September 28, 2019	$(6,280)	$(4,224)	$(1,136)	$(434)	$77	$(11,997)

NOTE 11: INCOME TAXES

In the three months ended September 26, 2020 and September 28, 2019, the Company recorded an income tax provision of $24.9 million and $17.7 million, respectively. The Company’s effective tax rate for the three months ended September 26, 2020 and September 28, 2019 was 12.8% and 11.2%, respectively.

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three months ended September 26, 2020 and September 28, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense generated by Global Intangible Low-Taxed Income.

On June 18, 2019, the U.S. Treasury and Internal Revenue Service (“IRS”) released temporary regulations under Internal Revenue Code (“IRC”) Sections 245A and 954(c)(6) (the “Temporary Regulations”), which applied retroactively to intercompany dividends occurring after December 31, 2017. The Temporary Regulations limit the applicability of the foreign personal holding company income (“FPHCI”) look-through exception for certain intercompany dividends received by a controlled foreign corporation. Before application of the retroactive Temporary Regulations, the Company benefited in fiscal years 2018 and 2019 from the FPHCI look-through exception. On August 21, 2020, the U.S. Treasury and IRS released final regulations under IRC Sections 245A and 954(c)(6) (the “Final Regulations”), which generally apply to years ending on or after June 14, 2019. The relevant sections of the Final Regulations are virtually the same as the Temporary Regulations. The Temporary Regulations apply to fiscal year 2018 and the Final Regulations apply to fiscal year 2019 intercompany dividends. The Company does not have any intercompany dividends after fiscal year 2019 that are impacted by relevant sections of the Temporary Regulations or Final Regulations.

The Company previously analyzed the relevant Temporary Regulations and concluded that they were not validly issued, a conclusion which the Company has determined is not altered by issuance of the Final Regulations. The Company has also analyzed the relevant Final Regulations and concluded that they were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations or Final Regulations in its results of operations for any fiscal period. The Company believes it has strong arguments in favor of its position and that it has met the more likely than not recognition threshold that its position will be sustained. The Company intends to vigorously defend its position, however, due to the uncertainty involved in challenging and litigating the validity of regulations, there can be no assurance that a court of law will rule in favor of the Company. An unfavorable resolution of this issue could have a material adverse impact on the Company's results of operations and financial condition.

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

During the three months ended September 26, 2020, the Company repurchased approximately 149.8 thousand shares of its common stock for $9.2 million. As of September 26, 2020, the Company had remaining authorization of $0.7 billion for future share repurchases. Pursuant to the terms of the ADI Merger Agreement, the Company suspended its repurchase program on July 13, 2020, the date the Company announced its planned merger with ADI.

NOTE 14: LEASES

The Company's lease obligations consist of operating leases for domestic and international office facilities, data centers, and equipment. These leases expire at various dates through fiscal year 2031. For the three months ended September 26, 2020, the Company recorded operating lease expense of $2.4 million.

Leases are included in the following Condensed Consolidated Balance Sheet lines:

	September 26, 2020	June 27, 2020
	(in thousands)
Other assets	$52,070	$54,610

Accrued expenses	$10,673	$10,445
Other liabilities	$46,105	$48,314

Future minimum lease payments under non-cancelable operating leases as of September 26, 2020 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2021	$9,399
2022	11,513
2023	9,622
2024	8,429
2025	6,777
Thereafter	17,324
Total	63,064
Less imputed interest	6,286
Total	$56,778

Future minimum lease payments under non-cancelable operating leases as of September 28, 2019 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2020	$9,051
2021	11,647
2022	10,665
2023	9,549
2024	8,215
Thereafter	22,064
Total	71,191
Less imputed interest	8,204
Total	$62,987

Other information related to leases as of September 26, 2020 are as follows:

	Three Months Ended
	September 26, 2020	September 28, 2019
Supplemental cash flow information:
Operating cash flows used for operating leases, in thousands	$2,994	$2,863

Weighted-average remaining lease term - operating leases, in years	6	7
Weighted-average discount rate - operating leases	3.28%	3.45%

NOTE 15: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

There were no changes to goodwill during the three months ended September 26, 2020.

No indicators or instances of impairment were identified during the three months and fiscal year ended September 26, 2020 and June 27, 2020, respectively.

Intangible Assets

Intangible assets consisted of the following:

	September 26, 2020			June 27, 2020
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$525,196	$462,780	$62,416	$525,196	$458,418	$66,778
Customer relationships	118,335	109,321	9,014	118,335	108,603	9,732
Trade name	11,374	9,393	1,981	11,374	9,265	2,109
Backlog	170	97	73	170	25	145
Patents	2,500	2,500	—	2,500	2,500	—
Total amortizable purchased intangible assets	657,575	584,091	73,484	657,575	578,811	78,764
In-process research & development (IPR&D)	9,195	—	9,195	9,195	—	9,195
Total purchased intangible assets	$666,770	$584,091	$82,679	$666,770	$578,811	$87,959

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended
	September 26, 2020	September 28, 2019
	(in thousands)
Cost of goods sold	$4,361	$3,111
Intangible asset amortization	919	756
Total intangible asset amortization expenses	$5,280	$3,867

The following table represents the estimated future amortization expense of intangible assets as of September 26, 2020:

Amount
Fiscal Year	(in thousands)
Remainder of 2021	$13,999
2022	13,454
2023	12,970
2024	9,995
2025	9,716
Thereafter	13,350
Total intangible assets	$73,484

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Integrated Products, Inc. (“Maxim Integrated” or the “Company” and also referred to as “we,” “our” or “us”) disclaims any duty to and undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise, the uncertainties as to the timing of the completion of our pending merger with Analog Devices, Inc. and the ability of each party to complete the merger, and the effects of the ongoing novel coronavirus ("COVID-19") pandemic, or to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, including the impact of the COVID-19 pandemic and the responses to it, except as required by federal securities laws. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should carefully review future reports and documents that the Company files with or furnishes to the SEC from time to time, such as its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

As of October 8, 2020, stockholder approval for the ADI Merger has been obtained from Maxim Integrated's stockholders and ADI's shareholders. In addition, the proposed transaction has received antitrust clearance from the United States Federal Trade Commission.

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
Control & Automation
Electrical Instrumentation
Financial Terminals
Medical
Security
USB Extension
Other Industrial

CRITICAL ACCOUNTING POLICIES

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as the ones that are most important to the presentation of our financial condition and results of operations, and that require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include valuation of inventories; accounting for income taxes; and assessment of litigation and contingencies. These policies and the estimates and judgments involved are discussed further in the Management’s Discussion and Analysis of Financial Condition in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period.

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements - Note 2, there have been no material changes during the three months ended September 26, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

Impact of COVID-19 on Our Business
The ongoing COVID-19 pandemic has impacted and will continue to impact the Company’s operations, employees, customers, and suppliers, due to shelter-in-place orders, mandated quarantines, reduced facility operations, and travel bans and restrictions. While the operating results for the second quarter of fiscal year 2021 and thereafter may be impacted by COVID-19, the extent and form of such impact to our business is uncertain and cannot be estimated with any degree of certainty.

Employee Health and Safety
During the third and fourth quarters of fiscal year 2020 and the first quarter of fiscal year 2021, the Company's facilities and offices were either operating at reduced capacity or temporarily closed for non-essential operations. In an effort to protect the health and safety of our employees, we implemented safety measures such as work-from-home practices, travel restrictions, extensive cleaning protocols, and social distancing when engaging in essential activities.

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

Please refer certain risk factors included in Item 1A in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020 for discussions of the risks to our business from COVID-19.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 26, 2020	September 28, 2019

Net revenues	100.0%	100.0%
Cost of goods sold	32.7%	35.6%
Gross margin	67.3%	64.4%
Operating expenses:
Research and development	18.6%	20.4%
Selling, general and administrative	13.4%	14.3%
Intangible asset amortization	0.1%	0.1%
Severance and restructuring expenses	1.4%	0.3%
Other operating expenses (income), net	1.2%	—%
Total operating expenses	34.8%	35.1%
Operating income	32.5%	29.3%
Interest and other income (expense), net	(1.1)%	0.3%
Income before provision for income taxes	31.4%	29.6%
Income tax provision (benefit)	4.0%	3.3%
Net income	27.4%	26.3%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended
	September 26, 2020	September 28, 2019
Cost of goods sold	0.8%	0.6%
Research and development	2.3%	2.0%
Selling, general and administrative	2.7%	2.0%
	5.8%	4.6%

Net Revenues

Net revenues were $619.4 million and $533.0 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Revenue from communications and data center products was up by 37% driven by an increased demand for base station and data center products. Revenue from industrial products was up by 18% primarily due to higher demand for medical and automatic test equipment products. Revenue from automotive products increased by 13% mainly due to increased demand for powertrain and safety and security products.

During each of the three months ended September 26, 2020 and September 28, 2019, approximately 90% of net revenues were derived from customers outside of the United States. While less than 2% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the three months ended September 26, 2020 and September 28, 2019 was immaterial.

Gross Margin

Our gross margin percentages were 67.3% and 64.4% for the three months ended September 26, 2020 and September 28, 2019, respectively. Our gross margin increased by 2.9 percentage points, primarily due to increased factory utilization and higher revenues.

Research and Development

Research and development expenses were $115.5 million and $109.0 million for the three months ended September 26, 2020 and September 28, 2019, respectively, which represented 18.6% and 20.4% of net revenues for each respective period. The $6.5 million increase was primarily due to higher salaries and related personnel costs, including increased stock-based compensation for acceleration of certain RSAs for tax withholding purposes.

Selling, General and Administrative

Selling, general and administrative expenses were $83.0 million and $76.1 million for the three months ended September 26, 2020 and September 28, 2019, respectively, which represented 13.4% and 14.3% of net revenues for each respective period. The $6.9 million increase was mainly due to higher salaries and related personnel costs, including increased stock-based compensation for acceleration of certain RSAs for tax withholding purposes. This was partially offset by lower depreciation expense.

Severance and restructuring

Severance and restructuring expenses were $8.8 million and $1.4 million for the three months ended September 26, 2020 and September 28, 2019, respectively, which represented 1.4% and 0.3% of net revenues for each respective period. The $7.4 million increase was due to increased restructuring activities which, as a result of the pending ADI merger, now include change in control related benefits.

Other operating expense (income), net

Other operating expense (income), net were $7.4 million and less than $0.1 million for the three months ended September 26, 2020 and September 28, 2019, respectively, which represented 1.2% and less than 0.1% of net revenues for each respective period. The $7.3 million increase was primarily due to expenses related to the pending ADI merger such legal and professional services.

Provision for Income Taxes

In the three months ended September 26, 2020 and September 28, 2019, we recorded an income tax provision of $24.9 million and $17.7 million, respectively. Our effective tax rate for the three months ended September 26, 2020 and September 28, 2019 was 12.8% and 11.2%, respectively.

Our federal statutory tax rate is 21%. The effective tax rate for the three months ended September 26, 2020 and September 28, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense generated by Global Intangible Low-Taxed Income.

BACKLOG

As of September 26, 2020 and June 27, 2020, our current quarter backlog was approximately $493.0 million and $496.4 million, respectively. Our current quarter backlog includes customer request dates to be filled within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure for predicting future revenues. All backlog amounts have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Three Months Ended
	September 26, 2020	September 28, 2019
	(in thousands)
Net cash provided by (used in) operating activities	$162,511	$141,270
Net cash provided by (used in) investing activities	5,642	22,814
Net cash provided by (used in) financing activities	(151,734)	(226,235)
Net increase (decrease) in cash and cash equivalents	$16,419	$(62,151)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities increased by $21.2 million for the three months ended September 26, 2020 compared with the three months ended September 28, 2019 primarily due to higher net income, partially offset by changes in working capital.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities, and capital expenditures.

Cash provided by investing activities decreased by $17.2 million for the three months ended September 26, 2020 compared with the three months ended September 28, 2019. The decrease was due to lower proceeds from maturity of available-for-sale securities partially offset by lower purchases of property, plant and equipment.

Financing activities

Financing cash flows consist primarily of payment of debt, dividends to stockholders, and repurchases of common stock.

Cash used in financing activities decreased by $74.5 million for the three months ended September 26, 2020 compared with the three months ended September 28, 2019. The decrease was primarily due to lower repurchases of common stock.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

As of September 26, 2020, our available funds consisted of $1.6 billion in cash, cash equivalents and short-term investments.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the three months ended September 26, 2020, we repurchased an aggregate of $9.2 million of the Company's common stock. Pursuant to the terms of the ADI Merger Agreement, the Company suspended its repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

During the three months ended September 26, 2020, we paid cash dividends of $0.48 per common share totaling $128.1 million. The Company will neither declare nor pay a dividend in any of the next succeeding three fiscal quarters, as provided in the ADI Merger Agreement.

We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, debt repayments and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of September 26, 2020, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the three months ended September 26, 2020 and September 28, 2019 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 26, 2020. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2020. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees are working remotely, and the Company is striving to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

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

ITEM 1A: RISK FACTORS

A description of risks associated with our business, financial condition and results of our operations is set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020, which is incorporated herein by reference.

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

The following table summarizes the activity related to stock repurchases for the three months ended September 26, 2020:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jun 28, 2020 - Sep 26, 2020	150	$61.41	150	$664,970
Total for the quarter	150	$61.41	150	$664,970

In the three months ended September 26, 2020, the Company repurchased approximately 149.8 thousand shares of its common stock for approximately $9.2 million. As of September 26, 2020, the Company had remaining authorization of $0.7 billion for future share repurchases. Pursuant to the terms of the ADI Merger Agreement, the Company suspended its repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits

10.5 (A)	Form of Global Restricted Stock Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

(A) Management contract or compensatory plan or arrangement.
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

October 28, 2020	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Brian C. White
Brian C. White
Senior Vice President, Chief Financial Officer