Form 10-Q
period 2020-12-26
MAXIM INTEGRATED PRODUCTS INC
filed 2021-01-27
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 26, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of January 14, 2021, there were 268,041,067 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 26, 2020	June 27, 2020
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,796,961	$1,578,670
Short-term investments	8,879	35,536
Total cash, cash equivalents and short-term investments	1,805,840	1,614,206
Accounts receivable, net of allowances of $619 and $645	485,773	404,778
Inventories	261,476	259,626
Other current assets	36,004	39,219
Total current assets	2,589,093	2,317,829
Property, plant and equipment, net	541,013	550,406
Intangible assets, net	76,166	87,959
Goodwill	562,540	562,540
Other assets	114,058	110,569
TOTAL ASSETS	$3,882,870	$3,629,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,959	$91,982
Price adjustment and other revenue reserves	180,215	148,916
Income taxes payable	35,197	43,457
Accrued salary and related expenses	99,057	126,751
Accrued expenses	44,969	42,228
Total current liabilities	456,397	453,334
Long-term debt	994,741	994,022
Income taxes payable	362,214	385,072
Other liabilities	143,457	139,418
Total liabilities	1,956,809	1,971,846

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock and capital in excess of par value	43,231	266
Retained earnings	1,897,098	1,671,786
Accumulated other comprehensive loss	(14,268)	(14,595)
Total stockholders’ equity	1,926,061	1,657,457
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,882,870	$3,629,303

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(in thousands, except per share data)

Net revenues	$628,288	$551,070	$1,247,645	$1,084,110
Cost of goods sold	211,866	190,546	414,209	380,263
Gross margin	416,422	360,524	833,436	703,847
Operating expenses:
Research and development	114,802	111,914	230,268	220,903
Selling, general and administrative	80,153	76,071	163,107	152,186
Intangible asset amortization	943	756	1,862	1,512
Severance and restructuring expenses	3,327	2,728	12,140	4,162
Other operating expenses (income), net	3,532	(1)	10,960	24
Total operating expenses	202,757	191,468	418,337	378,787
Operating income	213,665	169,056	415,099	325,060
Interest and other income (expense), net	(3,202)	(17)	(10,239)	1,812
Income before provision for income taxes	210,463	169,039	404,860	326,872
Income tax provision	26,518	22,989	51,401	40,666
Net income	$183,945	$146,050	$353,459	$286,206

Earnings per share:
Basic	$0.69	$0.54	$1.32	$1.06
Diluted	$0.68	$0.53	$1.31	$1.04

Shares used in the calculation of earnings per share:
Basic	267,299	270,330	267,131	270,859
Diluted	270,792	273,269	270,485	273,884

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(in thousands)
Net income	$183,945	$146,050	$353,459	$286,206
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $7, $(3), $16 and $(17) respectively	(35)	—	(115)	118
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $(71), $(117), $(94) and $48 respectively	343	610	406	(249)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $14, $(20), $25 and $(42), respectively	19	98	36	196
Other comprehensive income (loss), net	327	708	327	65
Total comprehensive income	$184,272	$146,758	$353,786	$286,271

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 26, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, September 26, 2020	267,304	$267	$12,194	$1,713,153	$(14,595)	$1,711,019
Net income	—	—	—	183,945	—	183,945
Other comprehensive income (loss), net	—	—	—	—	327	327
Net issuance of restricted stock units and awards	331	—	(18,966)	—	—	(18,966)
Stock options exercised	6	—	176	—	—	176
Stock-based compensation	—	—	31,063	—	—	31,063
Common stock issued under Employee Stock Purchase Plan	391	1	18,496	—	—	18,497
Balance, December 26, 2020	268,032	$268	$42,963	$1,897,098	$(14,268)	$1,926,061

	Six Months Ended December 26, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 27, 2020	266,797	$266	$—	$1,671,786	$(14,595)	$1,657,457
Net income	—	—	—	353,459	—	353,459
Other comprehensive income (loss), net	—	—	—	—	327	327
Repurchase of common stock	(150)	—	(9,201)	—	—	(9,201)
Net issuance of restricted stock units and awards	894	—	(35,984)	—	—	(35,984)
Stock options exercised	100	—	2,807	—	—	2,807
Stock-based compensation	—	—	66,845	—	—	66,845
Common stock issued under Employee Stock Purchase Plan	391	2	18,496	—	—	18,498
Dividends paid, $0.48 per common share	—	—	—	(128,147)	—	(128,147)
Balance, December 26, 2020	268,032	$268	$42,963	$1,897,098	$(14,268)	$1,926,061

	Three Months Ended December 28, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, September 28, 2019	270,883	$271	$—	$1,793,012	$(11,997)	$1,781,286
Net income	—	—	—	146,050	—	146,050
Other comprehensive income (loss), net	—	—	—	—	708	708
Repurchase of common stock	(1,862)	(1)	(36,321)	(71,635)	—	(107,957)
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	(89)	—	(89)
Net issuance of restricted stock units	270	—	(7,623)	—	—	(7,623)
Stock options exercised	50	—	1,338	—	—	1,338
Stock-based compensation	—	—	24,071	—	—	24,071
Common stock issued under Employee Stock Purchase Plan	402	—	18,535	—	—	18,535
Dividends paid, $0.48 per common share	—	—	—	(129,810)	—	(129,810)
Balance, December 28, 2019	269,743	$270	$—	$1,737,528	$(11,289)	$1,726,509

	Six Months Ended December 28, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 29, 2019	271,852	$272	$—	$1,856,358	$(11,354)	$1,845,276
Net income	—	—	—	286,206	—	286,206
Other comprehensive income (loss), net	—	—	—	—	65	65
Repurchase of common stock	(3,484)	(2)	(58,556)	(142,951)	—	(201,509)
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	(2,053)	—	(2,053)
Net issuance of restricted stock units	657	—	(17,566)	—	—	(17,566)
Stock options exercised	316	—	8,820	—	—	8,820
Stock-based compensation	—	—	48,767	—	—	48,767
Common stock issued under Employee Stock Purchase Plan	402	—	18,535	—	—	18,535
Dividends paid, $0.96 per common share	—	—	—	(260,032)	—	(260,032)
Balance, December 28, 2019	269,743	$270	$—	$1,737,528	$(11,289)	$1,726,509

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 26, 2020	December 28, 2019
	(in thousands)
Cash flows from operating activities:
Net income	$353,459	$286,206
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	66,939	48,738
Depreciation and amortization	48,340	48,008
Deferred taxes	(2,885)	(2,231)
Loss on disposal of property, plant and equipment	227	489
Other adjustments	647	5,961
Changes in assets and liabilities:
Accounts receivable	(81,199)	11,674
Inventories	(1,944)	22,583
Other assets	(5,709)	(55,820)
Accounts payable	5,522	4,844
Price adjustment and other revenue reserves	31,503	4,747
Income taxes payable	(31,118)	(31,133)
All other accrued liabilities	(10,772)	34,669
Net cash provided by (used in) operating activities	373,010	378,735
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,213)	(34,301)
Proceeds from sale of property, plant and equipment	67	171
Proceeds from sale of available-for-sale securities	1,500	—
Proceeds from maturity of available-for-sale securities	25,025	78,067
Purchases of investments in privately-held companies	(110)	—
Proceeds from sale of investments in privately-held companies	39	—
Other investing activities	—	(68)
Net cash provided by (used in) investing activities	(2,692)	43,869
Cash flows from financing activities:
Contingent consideration paid	—	(8,000)
Net issuance of restricted stock units and awards	(35,984)	(17,566)
Proceeds from stock options exercised	2,807	8,820
Issuance of common stock under employee stock purchase program	18,498	18,535
Repurchase of common stock	(9,201)	(201,509)
Dividends paid	(128,147)	(260,032)
Net cash provided by (used in) financing activities	(152,027)	(459,752)
Net increase (decrease) in cash, cash equivalents and restricted cash	218,291	(37,148)
Cash, cash equivalents and restricted cash:
Beginning of period	1,585,428	1,757,342
End of period	$1,803,719	$1,720,194

Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$81,464	$63,692
Cash paid for interest	$17,063	$17,063
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$11,041	$12,360

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,796,961	$1,720,194
Restricted cash in Other assets	6,758	—
Total cash, cash equivalents and restricted cash	$1,803,719	$1,720,194

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 26, 2020 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

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

The ongoing novel coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The Company is not aware of events or circumstances that would require an update to its estimates, judgments, or adjustments to the carrying values of its assets or liabilities as of January 27, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as developments occur and as the Company obtains additional information. These future developments are highly uncertain, and the outcomes, unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	December 26, 2020	June 27, 2020
	(in thousands)
Raw materials	$21,864	$18,287
Work-in-process	153,768	164,061
Finished goods	85,844	77,278
Total inventories	$261,476	$259,626

Property, plant and equipment, net, consist of:

	December 26, 2020	June 27, 2020
	(in thousands)
Land	$17,720	$17,720
Buildings and building improvements	314,833	312,999
Machinery, equipment and software	1,344,749	1,323,791
Total	1,677,302	1,654,510
Less: accumulated depreciation	(1,136,289)	(1,104,104)
Total property, plant and equipment, net	$541,013	$550,406

Accrued salary and related expenses consist of:

	December 26, 2020	June 27, 2020
	(in thousands)
Accrued bonus	$38,063	$66,662
Accrued vacation	37,666	33,992
Accrued salaries	10,552	12,153
ESPP withholding	—	5,986
Accrued fringe benefits	4,588	4,077
Other	8,188	3,881
Total accrued salary and related expenses	$99,057	$126,751

NOTE 4: DISAGGREGATION OF REVENUE

The following table summarizes net revenue disaggregated by end market. The Company classifies end market revenue by using estimates and assumptions based on historical experience and knowledge of current conditions, given available information.

	Three Months Ended				Six Months Ended
	December 26, 2020		December 28, 2019		December 26, 2020		December 28, 2019
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)				(in thousands, except percentages)
Automotive	$190,048	30%	$146,067	27%	$347,989	28%	$285,689	26%
Communications and Data Center	105,392	17%	118,819	22%	236,643	19%	214,845	20%
Consumer	127,851	20%	113,496	20%	261,870	21%	246,683	23%
Industrial	204,997	33%	172,688	31%	401,143	32%	336,893	31%
	$628,288		$551,070		$1,247,645		$1,084,110

The following table summarizes net revenue disaggregated by sales channel:

	Three Months Ended				Six Months Ended
	December 26, 2020		December 28, 2019		December 26, 2020		December 28, 2019
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)				(in thousands, except percentages)
Distributors	$327,397	52%	$281,319	51%	$651,949	52%	$547,905	51%
Direct customers	300,891	48%	269,751	49%	595,696	48%	536,205	49%
	$628,288		$551,070		$1,247,645		$1,084,110

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of acquisition-related contingent consideration liabilities.
Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 26, 2020				As of June 27, 2020
	Fair Value Measurements Using			Total	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$22,089	$—	$—	$22,089	$61,814	$—	$—	$61,814
Short-term investments
Corporate debt securities	—	8,879	—	8,879	—	35,536	—	35,536
Other current assets
Foreign currency forward contracts	—	1,447	—	1,447	—	1,151	—	1,151
Total assets	$22,089	$10,326	$—	$32,415	$61,814	$36,687	$—	$98,501

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$265	$—	$265	$—	$341	$—	$341
Contingent consideration	—	—	10,000	10,000	—	—	10,000	10,000
Other liabilities
Contingent consideration	—	—	4,165	4,165	—	—	4,165	4,165
Total Liabilities	$—	$265	$14,165	$14,430	$—	$341	$14,165	$14,506

During the six months ended December 26, 2020 and the year ended June 27, 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 26, 2020 and June 27, 2020 other than impairments of long-lived assets.

As of December 26, 2020 and June 27, 2020, the fair value of private company investments amounted to $26.2 million and $20.6 million, respectively. The aggregate amount of unrealized gains (losses) recognized from these investments were $1.2 million and $(4.3) million, respectively, as of December 26, 2020 and June 27, 2020.

The Company recorded $4.9 million and $5.5 million of unrealized gains on private company investments during the three and six months ended December 26, 2020, respectively. Unrealized gains on private company investments was $0.6 million during the three and six months ended December 28, 2019. Unrealized gains (losses) on private company investments are recorded in Interest and other income (expense), net in the Company's Condensed Consolidated Statements of Income.

NOTE 6: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	December 26, 2020				June 27, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Corporate debt securities	$8,875	$4	$—	$8,879	$35,417	$137	$(18)	$35,536
Total available-for-sale investments	$8,875	$4	$—	$8,879	$35,417	$137	$(18)	$35,536

In the six months ended December 26, 2020 and December 28, 2019, the Company did not recognize impairment charges on short-term investments. All available-for-sale investments have maturity dates between January 8, 2021 and March 12, 2021.

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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). As of December 26, 2020 and June 27, 2020, the notional amounts of the forward contracts the Company held to purchase international currencies were $66.0 million and $61.6 million, respectively.

Derivatives not designated as hedging instruments

As of December 26, 2020 and June 27, 2020, the notional amounts of the forward contracts the Company held to purchase international currencies were $47.7 million and $32.3 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $11.3 million and $12.0 million, respectively.

The Company's foreign currency forward contract gains or losses included in the Condensed Consolidated Statements of Income were not material for the six months ended December 26, 2020 and December 28, 2019, respectively.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following tables summarize the gains (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended
	December 26, 2020			December 28, 2019
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$628,288	$211,866	$202,757	$551,070	$190,546	$191,468

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$350	$698	$—	$10	$(404)

	Six Months Ended
	December 26, 2020			December 28, 2019
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$1,247,645	$414,209	$418,337	$1,084,110	$380,263	$378,787

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$784	$1,368	$—	$130	$(774)

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	December 26, 2020	June 27, 2020
	(in thousands)
3.375% fixed rate notes due March 2023	$500,000	$500,000
3.45% fixed rate notes due June 2027	500,000	500,000
Total outstanding debt	1,000,000	1,000,000
Less: Reduction for unamortized discount and debt issuance costs	(5,259)	(5,978)
Total long-term debt	$994,741	$994,022

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $8.9 million and $8.9 million during the three months ended December 26, 2020 and December 28, 2019, respectively. Amortized discount and expenses, as well as interest expense associated with the notes, were $17.8 million and $17.8 million during the six months ended December 26, 2020 and December 28, 2019, respectively.

The estimated fair value of the Company’s outstanding debt obligations was approximately $1.1 billion as of December 26, 2020. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $9.4 million and $9.3 million during the three months ended December 26, 2020, and December 28, 2019, respectively. The Company recorded interest expense of $18.8 million and $18.6 million during the six months ended December 26, 2020, and December 28, 2019, respectively.

Other Financial Instruments
For the Company’s other financial instruments consisting of accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 7: STOCK-BASED COMPENSATION

At December 26, 2020, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), restricted stock awards ("RSAs") and market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and six months ended December 26, 2020 and December 28, 2019, respectively:

	Three Months Ended				Three Months Ended
	December 26, 2020				December 28, 2019
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$13	$3,502	$585	$4,100	$5	$2,269	$699	$2,973
Research and development	3	10,880	1,048	11,931	4	9,918	1,514	11,436
Selling, general and administrative	73	14,559	546	15,178	55	8,753	849	9,657
Pre-tax stock-based compensation expense	$89	$28,941	$2,179	$31,209	$64	$20,940	$3,062	$24,066
Less: income tax effect				3,030				2,193
Net stock-based compensation expense				$28,179				$21,873

	Six Months Ended				Six Months Ended
	December 26, 2020				December 28, 2019
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$24	$7,295	$1,449	$8,768	$14	$4,549	$1,368	$5,931
Research and development	6	23,147	3,155	26,308	8	19,403	2,909	22,320
Selling, general and administrative	148	30,042	1,673	31,863	122	18,706	1,659	20,487
Pre-tax stock-based compensation expense	$178	$60,484	$6,277	$66,939	$144	$42,658	$5,936	$48,738
Less: income tax effect				5,561				5,081
Net stock-based compensation expense				$61,378				$43,657

The expense included in the Condensed Consolidated Statements of Income for RSUs and other awards include expenses related to MSUs of $2.5 million and $2.4 million for the three months ended December 26, 2020 and December 28, 2019, respectively, and $6.1 million and $6.8 million for the six months ended December 26, 2020 and December 28, 2019, respectively.

In connection with the proposed ADI Merger, on September 1, 2020, the Company’s Board of Directors granted RSAs to certain employees. For employees who made IRS Section 83(b) elections, Maxim accelerated a portion of the RSAs to satisfy tax withholding requirements. The Company recorded $0.7 million and $8.7 million of stock-based compensation expense related to the accelerated RSAs during the three and six months ended December 26, 2020, respectively. Additionally, in connection with the proposed ADI Merger, the Company modified equity awards held by certain executives by accelerating the vesting of 0.2 million outstanding RSU awards that otherwise would have vested at various dates through calendar year 2023. The Company recognized an additional $5.1 million of stock-based compensation expense related to these RSU modifications during the three and six months ended December 26, 2020.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the six months ended December 26, 2020 and December 28, 2019.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of December 26, 2020 and related activity for the six months ended December 26, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 27, 2020	104,447	$28.76
Options Granted	—	—
Options Exercised	(99,819)	28.50
Options Cancelled	—	—
Balance at December 26, 2020	4,628	$34.20	0.4	$242,414
Exercisable, December 26, 2020	4,628	$34.20	0.4	$242,414
Vested and expected to vest, December 26, 2020	4,628	$34.20	0.4	$242,414

(1)Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on December 24, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of December 26, 2020.

As of December 26, 2020, there was no unrecognized stock compensation from unvested stock options.

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

The weighted-average fair value of RSUs and RSAs granted was $69.32 and $56.21 per share for the six months ended December 26, 2020 and December 28, 2019, respectively.

The following table summarizes the outstanding and expected to vest RSUs and RSAs as of December 26, 2020 and related activity during the six months ended December 26, 2020:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 27, 2020	4,606,592
Restricted stock units and restricted stock awards granted	1,377,171
Restricted stock units and restricted stock awards released	(949,534)
Restricted stock units and restricted stock awards cancelled	(246,848)
Balance at December 26, 2020	4,787,381	1.9	$414,491,447
Outstanding and expected to vest, December 26, 2020	3,928,669	1.6	$340,144,241

(1)Aggregate intrinsic value for RSUs and RSAs represents the closing price per share of the Company’s common stock on December 24, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs and RSAs outstanding or expected to vest as of December 26, 2020.

The Company withheld shares totaling $36.0 million in value as a result of employee withholding taxes based on the value of RSUs and RSAs on their vesting date for the six months ended December 26, 2020. Total payments for employees’ tax obligations to taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of December 26, 2020, there was $183.3 million of unrecognized compensation expense related to 4.8 million unvested RSUs and RSAs, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

No MSUs were granted during the six months ended December 26, 2020. The weighted-average fair value of MSUs granted was $54.70 per share for the six months ended December 28, 2019.

The following table summarizes the number of MSUs outstanding and expected to vest as of December 26, 2020 and their activity during the six months ended December 26, 2020:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 27, 2020	971,220
Market stock units granted	—
Market stock units released	—
Market stock units cancelled	(237,576)
Balance at December 26, 2020	733,644	1.5	$63,518,898
Outstanding and expected to vest, December 26, 2020	1,062,016	1.1	$91,949.385

(1)Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on December 24, 2020, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of December 26, 2020.

As of December 26, 2020, there was $19.3 million of unrecognized compensation expense related to 0.7 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of 2008 ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Expected holding period (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.2% - 1.6%	1.6% - 2.7%	0.2% - 1.6%	1.6% - 2.7%
Expected stock price volatility	29.2% - 55.2%	28.4% - 31.3%	29.2% - 55.2%	28.4% - 31.3%
Dividend yield	3.3% - 3.3%	3.1% - 3.4%	3.3% - 3.3%	3.1% - 3.4%

As of December 26, 2020 and December 28, 2019, there was $0 and $10.1 million, respectively, of unrecognized compensation expense related to the 2008 ESPP. At the end of the current offering period in November 2020, the Company suspended the 2008 ESPP program pursuant to the terms of the ADI Merger Agreement.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$183,945	$146,050	$353,459	$286,206

Denominator for basic earnings per share	267,299	270,330	267,131	270,859
Effect of dilutive securities:
Stock options, ESPP, RSUs, RSAs and MSUs	3,493	2,939	3,354	3,025
Denominator for diluted earnings per share	270,792	273,269	270,485	273,884

Earnings per share
Basic	$0.69	$0.54	$1.32	$1.06
Diluted	$0.68	$0.53	$1.31	$1.04

For the three and six months ended December 26, 2020 and December 28, 2019 stock awards determined to be anti-dilutive were insignificant and were excluded from the computation of diluted earnings per share in all periods.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(in thousands)
United States	$65,040	$58,909	$125,176	$114,707
China	252,388	217,099	498,193	414,398
Rest of Asia	185,922	163,563	384,386	333,478
Europe	111,800	98,254	211,305	194,194
Rest of World	13,138	13,245	28,585	27,333
	$628,288	$551,070	$1,247,645	$1,084,110

Net long-lived assets by geographic region were as follows:

	December 26, 2020	June 27, 2020
	(in thousands)
United States	$352,149	$362,093
Philippines	81,039	88,660
Rest of World	107,825	99,653
	$541,013	$550,406

NOTE 10: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the six months ended December 26, 2020 and December 28, 2019 were as follows:

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 27, 2020	$(6,280)	$(7,988)	$(1,136)	$690	$119	$(14,595)
Other comprehensive income (loss) before reclassifications	—	—	—	2,652	(131)	2,521
Amounts reclassified out of accumulated other comprehensive (income) loss	—	11	—	(2,152)	—	(2,141)
Tax effects	—	25	—	(94)	16	(53)
Other comprehensive income (loss), net	—	36	—	406	(115)	327
December 26, 2020	$(6,280)	$(7,952)	$(1,136)	$1,096	$4	$(14,268)

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 29, 2019	$(6,280)	$(4,322)	$(1,136)	$425	$(41)	$(11,354)
Other comprehensive income (loss) before reclassifications	—	—	—	(941)	135	(806)
Amounts reclassified out of accumulated other comprehensive (income) loss	—	238	—	644	—	882
Tax effects	—	(42)	—	48	(17)	(11)
Other comprehensive income (loss), net	—	196	—	(249)	118	65
December 28, 2019	$(6,280)	$(4,126)	$(1,136)	$176	$77	$(11,289)

NOTE 11: INCOME TAXES

In the three and six months ended December 26, 2020 the Company recorded an income tax provision of $26.5 million and $51.4 million, respectively, compared to $23.0 million and $40.7 million, for the three and six months ended December 28, 2019, respectively. The Company’s effective tax rate for the three and six months ended December 26, 2020 was 12.6% and 12.7%, respectively, compared to 13.6% and 12.4% for the three and six months ended December 28, 2019, respectively.

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three and six months ended December 26, 2020 and December 28, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense generated by Global Intangible Low-Taxed Income.

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

Pursuant to the terms of the ADI Merger Agreement, the Company suspended its repurchase program on July 13, 2020, the date the Company announced its planned merger with ADI. Prior to such announcement and during the fiscal year 2021, the Company repurchased approximately 149.8 thousand shares of its common stock for $9.2 million. As of December 26, 2020, the Company had remaining authorization of $0.7 billion for future share repurchases.

NOTE 14: LEASES

The Company's lease obligations consist of operating leases for domestic and international office facilities, data centers, and equipment. These leases expire at various dates through fiscal year 2031. For the three and six months ended December 26, 2020, the Company recorded operating lease expense of $2.5 million and $4.9 million, respectively. For the three and six months ended December 28, 2019, the Company recorded operating lease expense of $2.9 million and $5.9 million, respectively.

Leases are included in the following Condensed Consolidated Balance Sheet lines:

	December 26, 2020	June 27, 2020
	(in thousands)
Other assets	$49,653	$54,610

Accrued expenses	$10,860	$10,445
Other liabilities	$44,224	$48,314

Future minimum lease payments under non-cancelable operating leases as of December 26, 2020 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2021	$6,443
2022	11,784
2023	9,777
2024	8,555
2025	6,874
Thereafter	17,567
Total	61,000
Less imputed interest	5,916
Total	$55,084

Future minimum lease payments under non-cancelable operating leases as of December 28, 2019 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2020	$5,969
2021	11,818
2022	10,847
2023	9,599
2024	8,202
Thereafter	21,904
Total	68,339
Less imputed interest	7,657
Total	$60,682

Other information related to leases as of December 26, 2020 are as follows:

	Six Months Ended
	December 26, 2020	December 28, 2019
Supplemental cash flow information:
Operating cash flows used for operating leases (in thousands)	$6,094	$5,911

Weighted-average remaining lease term - operating leases (in years)	6	7
Weighted-average discount rate - operating leases	3.29%	3.45%

NOTE 15: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

There were no changes to goodwill during the six months ended December 26, 2020.

No indicators or instances of impairment were identified during the six months and fiscal year ended December 26, 2020 and June 27, 2020, respectively.

Intangible Assets

Intangible assets consisted of the following:

	December 26, 2020			June 27, 2020
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$525,816	$467,130	$58,686	$525,196	$458,418	$66,778
Customer relationships	118,335	110,038	8,297	118,335	108,603	9,732
Trade name	11,374	9,521	1,853	11,374	9,265	2,109
Backlog	170	170	—	170	25	145
Patents	2,500	2,500	—	2,500	2,500	—
Total amortizable purchased intangible assets	658,195	589,359	68,836	657,575	578,811	78,764
In-process research & development (IPR&D)	7,330	—	7,330	9,195	—	9,195
Total purchased intangible assets	$665,525	$589,359	$76,166	$666,770	$578,811	$87,959

During the three months ended December 26, 2020, the Company placed in service and reclassified $0.6 million of IPR&D to intellectual property intangible assets and wrote-off $1.2 million of IPR&D due to impairment.

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(in thousands)
Cost of goods sold	$4,349	$3,111	$8,711	$6,221
Intangible asset amortization	943	756	1,862	1,512
Total intangible asset amortization expenses	$5,292	$3,867	$10,573	$7,733

The following table represents the estimated future amortization expense of intangible assets as of December 26, 2020:

Amount
Fiscal Year	(in thousands)
Remainder of 2021	$8,790
2022	13,543
2023	13,059
2024	10,083
2025	9,805
Thereafter	13,556
Total intangible assets	$68,836

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

Three general classes of semiconductor products arise from this distinction between linear and digital signals:
•digital devices, such as memories and microprocessors that operate primarily in the digital domain;

•linear devices, such as amplifiers, references, analog multiplexers and switches that operate primarily in the analog domain; and
•mixed-signal devices such as data converter devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital domains.

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

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements - Note 2, there have been no material changes during the six months ended December 26, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

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

Employee Health and Safety
During the third and fourth quarters of fiscal year 2020 and the first and second quarters of fiscal year 2021, the Company's facilities and offices were either operating at reduced capacity or temporarily closed for non-essential operations. In an effort to protect the health and safety of our employees, we implemented safety measures such as work-from-home practices, travel restrictions, extensive cleaning protocols, and social distancing when engaging in essential activities.

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

Please refer to certain risk factors included in Item 1A in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020 for discussions of the risks to our business from COVID-19.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	33.7%	34.6%	33.2%	35.1%
Gross margin	66.3%	65.4%	66.8%	64.9%
Operating expenses:
Research and development	18.3%	20.3%	18.5%	20.4%
Selling, general and administrative	12.8%	13.8%	13.1%	14.0%
Intangible asset amortization	0.2%	0.1%	0.1%	0.1%
Severance and restructuring expenses	0.5%	0.5%	1.0%	0.4%
Other operating expenses (income), net	0.6%	—%	0.9%	—%
Total operating expenses	32.3%	34.7%	33.5%	34.9%
Operating income	34.0%	30.7%	33.3%	30.0%
Interest and other income (expense), net	(0.5)%	—%	(0.8)%	0.2%
Income before provision for income taxes	33.5%	30.7%	32.4%	30.2%
Income tax provision (benefit)	4.2%	4.2%	4.1%	3.8%
Net income	29.3%	26.5%	28.3%	26.4%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Cost of goods sold	0.7%	0.5%	0.7%	0.5%
Research and development	1.9%	2.1%	2.1%	2.1%
Selling, general and administrative	2.4%	1.8%	2.6%	1.9%
	5.0%	4.4%	5.4%	4.5%

Net Revenues

Net revenues were $628.3 million and $551.1 million for the three months ended December 26, 2020 and December 28, 2019, respectively. Revenue from automotive products was up 30% driven by an increased demand for infotainment, safety and security, and powertrain products. Revenue from industrial products was up 19% driven by an increased demand for medical, and control and automation products. Revenue from consumer products was up 13% driven by an increased demand for handheld and other consumer products, partially offset by a decrease in wearable products.

Net revenues were $1.2 billion and $1.1 billion for the six months ended December 26, 2020 and December 28, 2019, respectively. Revenue from automotive products was up 22% driven by increased demand for powertrain, safety and security, and infotainment products. Revenue from industrial products was up 19% driven by increased demand for control and automation, automatic test equipment and medical products. Revenue from communications and data products was up 10% due to increased demand for notebook computers and data center products.

During each of the six months ended December 26, 2020 and December 28, 2019, approximately 90% of net revenues were derived from customers outside of the United States. While less than 2% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the six months ended December 26, 2020 and December 28, 2019 was immaterial.

Gross Margin

Our gross margin percentages were 66.3% and 65.4% for the three months ended December 26, 2020 and December 28, 2019, respectively. Our gross margin increased by 0.9 percentage points, due to higher revenues, increased factory utilization and lower inventory reserves.

Our gross margin percentages were 66.8% and 64.9% for the six months ended December 26, 2020 and December 28, 2019, respectively. Our gross margin increased by 1.9 percentage points, due to higher revenues, increased factory utilization and lower inventory reserves.

Research and Development

Research and development expenses were $114.8 million and $111.9 million for the three months ended December 26, 2020 and December 28, 2019, respectively, which represented 18.3% and 20.3% of net revenues for each respective period. The $2.9 million increase was primarily due to higher salaries and related personnel costs.

Research and development expenses were $230.3 million and $220.9 million for the six months ended December 26, 2020 and December 28, 2019, respectively, which represented 18.5% and 20.4% of net revenues for each respective period. The $9.4 million increase was primarily due to higher salaries and related personnel costs.

Selling, General and Administrative

Selling, general and administrative expenses were $80.2 million and $76.1 million for the three months ended December 26, 2020 and December 28, 2019, respectively, which represented 12.8% and 13.8% of net revenues for each respective period. The $4.1 million increase was mainly due to higher salaries and related personnel costs, including increased stock-based compensation for accelerated vesting of certain RSAs and RSUs.

Selling, general and administrative expenses were $163.1 million and $152.2 million for the six months ended December 26, 2020 and December 28, 2019, respectively, which represented 13.1% and 14.0% of net revenues for each respective period. The $10.9 million increase was mainly due to higher salaries and related personnel costs, including increased stock-based compensation for accelerated vesting of certain RSAs and RSUs. This was partially offset by lower depreciation expense.

Severance and restructuring

Severance and restructuring expenses were $3.3 million and $2.7 million for the three months ended December 26, 2020 and December 28, 2019, respectively, which represented 0.5% of net revenues for each respective period. The $0.6 million increase was due to increased restructuring activities which, as a result of the pending ADI merger, now include change in control related benefits.

Severance and restructuring expenses were $12.1 million and $4.2 million for the six months ended December 26, 2020 and December 28, 2019, respectively, which represented 1.0% and 0.4% of net revenues for each respective period. The $8.0 million increase was due to increased restructuring activities which, as a result of the pending ADI merger, now include change in control related benefits.

Other operating expenses (income), net

Other operating expenses (income), net were $3.5 million and $(1) thousand for the three months ended December 26, 2020 and December 28, 2019, respectively, which represented 0.6% and less than 0.1% of net revenues for each respective period. The $3.5 million increase was primarily due to expenses such as legal and professional services related to the pending ADI merger.

Other operating expenses (income), net were $11.0 million and less than $0.1 million for the six months ended December 26, 2020 and December 28, 2019, respectively, which represented 0.9% and less than 0.1% of net revenues for each respective period. The $10.9 million increase was primarily due to expenses such as legal and professional services related to the pending ADI merger. We expect to incur additional merger-related expenses as we approach the expected transaction close date.

Provision for Income Taxes

In the three and six months ended December 26, 2020 the Company recorded an income tax provision of $26.5 million and $51.4 million, respectively, compared to $23.0 million and $40.7 million for the three and six months ended December 28, 2019, respectively. The Company’s effective tax rate for the three and six months ended December 26, 2020 was 12.6% and 12.7%, respectively, compared to 13.6% and 12.4% for the three and six months ended December 28, 2019, respectively.

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three and six months ended December 26, 2020 and December 28, 2019 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense related to Global Intangible Low-Taxed Income.

BACKLOG

As of December 26, 2020 and June 27, 2020, our current quarter backlog was approximately $584.3 million and $496.4 million, respectively. Our current quarter backlog includes customer request dates to be filled within the next three months. As is customary in the semiconductor industry, these orders may be canceled in most cases without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure for predicting future revenues. All backlog amounts have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Six Months Ended
	December 26, 2020	December 28, 2019
	(in thousands)
Net cash provided by (used in) operating activities	$373,010	$378,735
Net cash provided by (used in) investing activities	(2,692)	43,869
Net cash provided by (used in) financing activities	(152,027)	(459,752)
Net increase (decrease) in cash, cash equivalents and restricted cash	$218,291	$(37,148)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities decreased by $5.7 million for the six months ended December 26, 2020 compared with the six months ended December 28, 2019 primarily due to changes in working capital. Changes in working capital were driven by increases in accounts receivable and inventories, partially offset by increases in accounts payable.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities, and capital expenditures.

Cash provided by investing activities decreased by $46.6 million for the six months ended December 26, 2020 compared with the six months ended December 28, 2019. The decrease was due to less proceeds from maturity of available-for-sale securities partially offset by less purchases of property, plant and equipment.

Financing activities

Financing cash flows consist primarily of payment of debt, dividends to stockholders, and repurchases of common stock.

Cash used in financing activities decreased by $307.7 million for the six months ended December 26, 2020 compared with the six months ended December 28, 2019. The decrease was due to less repurchases of common stock and dividend payments.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

As of December 26, 2020, our available funds consisted of $1.8 billion in cash, cash equivalents and short-term investments.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the six months ended December 26, 2020, we repurchased an aggregate of $9.2 million of the Company's common stock. Pursuant to the terms of the ADI Merger Agreement, the Company suspended the repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

During the six months ended December 26, 2020, we paid cash dividends of $0.48 per common share totaling $128.1 million. The Company discontinued its dividend program effective during the first quarter of fiscal year 2021, as provided in the ADI Merger Agreement.

We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, debt repayments and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of December 26, 2020, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the six months ended December 26, 2020 and December 28, 2019 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 26, 2020. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2020. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees are working remotely, and the Company is striving to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

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

The following table summarizes the activity related to stock repurchases for the six months ended December 26, 2020:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jun 28, 2020 - Sep 26, 2020	150	$61.41	150	$664,970
Sep 27, 2020 - Dec 26, 2020	—		—	$664,970
Total	150	$61.41	150	$664,970

In the six months ended December 26, 2020, the Company repurchased approximately 149.8 thousand shares of its common stock for approximately $9.2 million. As of December 26, 2020, the Company had remaining authorization of $0.7 billion for future share repurchases. Pursuant to the terms of the ADI Merger Agreement, the Company suspended the repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 13, 2020 contained a typographical error. A corrected copy of the exhibit is filed as Exhibit 10.1 hereto.

ITEM 6: EXHIBITS

(a) Exhibits

10.1	Maxim Integrated Products, Inc. Amended and Restated Change in Control Employee Severance Plan for U.S. Employees
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

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

January 27, 2021	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Brian C. White
Brian C. White
Senior Vice President, Chief Financial Officer