Form 10-Q
period 2021-03-27
MAXIM INTEGRATED PRODUCTS INC
filed 2021-04-28
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 27, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller” reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 16, 2021, there were 268,363,654 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

MAXIM INTEGRATED PRODUCTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27, 2021	June 27, 2020
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,033,973	$1,578,670
Short-term investments	—	35,536
Total cash, cash equivalents and short-term investments	2,033,973	1,614,206
Accounts receivable, net of allowances of $619 and $645	571,042	404,778
Inventories	242,343	259,626
Other current assets	27,440	39,219
Total current assets	2,874,798	2,317,829
Property, plant and equipment, net	543,848	550,406
Intangible assets, net	70,891	87,959
Goodwill	562,541	562,540
Other assets	120,149	110,569
TOTAL ASSETS	$4,172,227	$3,629,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,263	$91,982
Price adjustment and other revenue reserves	214,366	148,916
Income taxes payable	53,694	43,457
Accrued salary and related expenses	128,553	126,751
Accrued expenses	35,627	42,228
Total current liabilities	534,503	453,334
Long-term debt	995,100	994,022
Income taxes payable	351,738	385,072
Other liabilities	141,721	139,418
Total liabilities	2,023,062	1,971,846

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value, 960,000,000 shares authorized, 268,363,772 and 266,797,363 shares outstanding	268	266
Additional paid-in capital	47,801	—
Retained earnings	2,117,161	1,671,786
Accumulated other comprehensive loss	(16,065)	(14,595)
Total stockholders’ equity	2,149,165	1,657,457
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,172,227	$3,629,303

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(in thousands, except per share data)

Net revenues	$665,029	$561,916	$1,912,674	$1,646,026
Cost of goods sold	222,144	195,479	636,353	575,742
Gross margin	442,885	366,437	1,276,321	1,070,284
Operating expenses:
Research and development	109,228	109,091	339,496	329,994
Selling, general and administrative	76,544	71,643	239,651	223,829
Intangible asset amortization	846	756	2,708	2,268
Severance and restructuring expenses	155	523	12,295	4,685
Other operating expenses (income), net	8,848	1,077	19,808	1,101
Total operating expenses	195,621	183,090	613,958	561,877
Operating income	247,264	183,347	662,363	508,407
Interest and other income (expense), net	(2)	(1,622)	(10,241)	190
Income before provision for income taxes	247,262	181,725	652,122	508,597
Income tax provision	27,199	20,535	78,600	61,201
Net income	$220,063	$161,190	$573,522	$447,396

Earnings per share:
Basic	$0.82	$0.60	$2.15	$1.66
Diluted	$0.81	$0.59	$2.12	$1.64

Shares used in the calculation of earnings per share:
Basic	267,892	269,003	267,341	270,241
Diluted	271,396	271,579	270,743	273,187

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(in thousands)
Net income	$220,063	$161,190	$573,522	$447,396
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities, net of tax benefit (expense) of $0, $27, $16 and $10 respectively	(4)	(376)	(119)	(258)
Change in net unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $366, $216, $272 and $264 respectively	(1,812)	(1,083)	(1,406)	(1,332)
Change in net unrealized gains and losses on post-retirement benefits, net of tax benefit (expense) of $14, $(20), $39 and $(62) respectively	19	99	55	295
Other comprehensive income (loss), net	(1,797)	(1,360)	(1,470)	(1,295)
Total comprehensive income	$218,266	$159,830	$572,052	$446,101

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 27, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, December 26, 2020	268,032	$268	$42,963	$1,897,098	$(14,268)	$1,926,061
Net income	—	—	—	220,063	—	220,063
Other comprehensive income (loss), net	—	—	—	—	(1,797)	(1,797)
Net issuance of restricted stock units and awards	330	—	(15,932)	—	—	(15,932)
Stock options exercised	2	—	76	—	—	76
Stock-based compensation	—	—	20,694	—	—	20,694
Balance, March 27, 2021	268,364	$268	$47,801	$2,117,161	$(16,065)	$2,149,165

	Nine Months Ended March 27, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 27, 2020	266,797	$266	$—	$1,671,786	$(14,595)	$1,657,457
Net income	—	—	—	573,522	—	573,522
Other comprehensive income (loss), net	—	—	—	—	(1,470)	(1,470)
Repurchase of common stock	(150)	—	(9,201)	—	—	(9,201)
Net issuance of restricted stock units and awards	1,224	—	(51,916)	—	—	(51,916)
Stock options exercised	102	—	2,883	—	—	2,883
Stock-based compensation	—	—	87,539	—	—	87,539
Common stock issued under Employee Stock Purchase Plan	391	2	18,496	—	—	18,498
Dividends paid, $0.48 per common share	—	—	—	(128,147)	—	(128,147)
Balance, March 27, 2021	268,364	$268	$47,801	$2,117,161	$(16,065)	$2,149,165

See accompanying Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, December 28, 2019	269,743	$270	$—	$1,737,528	$(11,289)	$1,726,509
Net income	—	—	—	161,190	—	161,190
Other comprehensive income (loss), net	—	—	—	—	(1,360)	(1,360)
Repurchase of common stock	(2,812)	(3)	(19,679)	(137,321)	—	(157,003)
Net issuance of restricted stock units	360	—	(11,570)	—	—	(11,570)
Stock options exercised	272	—	7,810	—	—	7,810
Stock-based compensation	—	—	23,439	—	—	23,439
Dividends paid, $0.48 per common share	—	—	—	(129,072)	—	(129,072)
Balance, March 28, 2020	267,563	$267	$—	$1,632,325	$(12,649)	$1,619,943

	Nine Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 29, 2019	271,852	$272	$—	$1,856,358	$(11,354)	$1,845,276
Net income	—	—	—	447,396	—	447,396
Other comprehensive income (loss), net	—	—	—	—	(1,295)	(1,295)
Repurchase of common stock	(6,296)	(5)	(78,235)	(280,272)	—	(358,512)
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	(2,053)	—	(2,053)
Net issuance of restricted stock units	1,017	—	(29,136)	—	—	(29,136)
Stock options exercised	588	—	16,630	—	—	16,630
Stock-based compensation	—	—	72,206	—	—	72,206
Common stock issued under Employee Stock Purchase Plan	402	—	18,535	—	—	18,535
Dividends paid, $1.44 per common share	—	—	—	(389,104)	—	(389,104)
Balance, March 28, 2020	267,563	$267	$—	$1,632,325	$(12,649)	$1,619,943

See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Cash flows from operating activities:
Net income	$573,522	$447,396
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	87,817	72,141
Depreciation and amortization	72,892	72,149
Deferred taxes	(1,284)	(5,392)
Loss on disposal of property, plant and equipment	351	634
Fair value of contingent consideration	5,835	—
Other adjustments	3,060	9,226
Changes in assets and liabilities:
Accounts receivable	(166,435)	(18,257)
Inventories	17,006	25,891
Other assets	(10,584)	(60,530)
Accounts payable	4,803	2,189
Price adjustment and other revenue reserves	65,621	10,745
Income taxes payable	(23,097)	(28,959)
All other accrued liabilities	14,943	61,293
Net cash provided by (used in) operating activities	644,450	588,526
Cash flows from investing activities:
Purchases of property, plant and equipment	(45,442)	(51,369)
Proceeds from sale of property, plant and equipment	83	268
Proceeds from sale of available-for-sale securities	1,500	—
Proceeds from maturity of available-for-sale securities	33,901	93,552
Purchases of investments in privately-held companies	(1,345)	(120)
Proceeds from sale of investments in privately-held companies	39	173
Other investing activities	—	(118)
Net cash provided by (used in) investing activities	(11,264)	42,386
Cash flows from financing activities:
Contingent consideration paid	(10,000)	(8,000)
Net issuance of restricted stock units and awards	(51,916)	(29,136)
Proceeds from stock options exercised	2,883	16,630
Issuance of common stock under employee stock purchase program	18,498	18,535
Repurchase of common stock	(9,201)	(358,512)
Dividends paid	(128,147)	(389,104)
Net cash provided by (used in) financing activities	(177,883)	(749,587)
Net increase (decrease) in cash, cash equivalents and restricted cash	455,303	(118,675)
Cash, cash equivalents and restricted cash:
Beginning of period	1,585,428	1,757,342
End of period	$2,040,731	$1,638,667

Supplemental disclosures of cash flow information:
Cash paid, net, during the period for income taxes	$97,916	$84,948
Cash paid for interest	$25,501	$25,501
Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$17,064	$9,085

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,033,973	$1,638,667
Restricted cash in Other assets	6,758	—
Total cash, cash equivalents and restricted cash	$2,040,731	$1,638,667
See accompanying Notes to Condensed Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Maxim Integrated Products, Inc. and all of its majority-owned subsidiaries (collectively, the “Company” or “Maxim Integrated”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair statement have been included. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 27, 2021 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

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

Stockholders of Maxim Integrated and shareholders of ADI have each approved the proposed transaction. In addition, required regulatory clearances have been obtained in the United States, the European Union, the Philippines, Taiwan, Japan, Singapore and South Korea.

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

The ongoing novel coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The Company is not aware of events or circumstances that would require an update to its estimates, judgments, or adjustments to the carrying values of its assets or liabilities as of April 28, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as developments occur and as the Company obtains additional information. These future developments are highly uncertain, and the outcomes, unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	March 27, 2021	June 27, 2020
	(in thousands)
Raw materials	$17,499	$18,287
Work-in-process	150,778	164,061
Finished goods	74,066	77,278
Total inventories	$242,343	$259,626

Property, plant and equipment, net, consist of:

	March 27, 2021	June 27, 2020
	(in thousands)
Land	$17,720	$17,720
Buildings and building improvements	316,856	312,999
Machinery, equipment and software	1,358,157	1,323,791
Total	1,692,733	1,654,510
Less: accumulated depreciation	(1,148,885)	(1,104,104)
Total property, plant and equipment, net	$543,848	$550,406

Accrued salary and related expenses consist of:

	March 27, 2021	June 27, 2020
	(in thousands)
Accrued bonus	$60,048	$66,662
Accrued vacation	36,786	33,992
Accrued salaries	17,210	12,153
Accrued fringe benefits	4,658	4,077
Other	9,851	9,867
Total accrued salary and related expenses	$128,553	$126,751

NOTE 4: DISAGGREGATION OF REVENUE

The following table summarizes net revenue disaggregated by end market. The Company classifies end market revenue by using estimates and assumptions based on historical experience and knowledge of current conditions, given available information.

	Three Months Ended				Nine Months Ended
	March 27, 2021		March 28, 2020		March 27, 2021		March 28, 2020
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Automotive	$201,567	30.3%	$154,793	27.6%	$551,847	28.8%	$441,277	26.8%
Communications and Data Center	109,059	16.4%	126,037	22.4%	345,667	18.1%	340,956	20.7%
Consumer	133,349	20.1%	107,794	19.2%	395,182	20.7%	354,558	21.6%
Industrial	221,054	33.2%	173,292	30.8%	619,978	32.4%	509,235	30.9%
	$665,029		$561,916		$1,912,674		$1,646,026
Note: The Company has updated the prior three and nine months ended March 28, 2020 end market revenue to conform to the current period presentation of Major Market estimates, due to a change in product classification.

The following table summarizes net revenue disaggregated by sales channel:

	Three Months Ended				Nine Months Ended
	March 27, 2021		March 28, 2020		March 27, 2021		March 28, 2020
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Distributors	$367,707	55%	$290,848	52%	$1,019,649	53%	$838,676	51%
Direct customers	297,322	45%	271,068	48%	893,025	47%	807,350	49%
	$665,029		$561,916		$1,912,674		$1,646,026

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of acquisition-related contingent consideration liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 27, 2021				As of June 27, 2020
	Fair Value Measurements Using			Total	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$10,622	$—	$—	$10,622	$61,814	$—	$—	$61,814
Short-term investments
Corporate debt securities	—	—	—	—	—	35,536	—	35,536
Other current assets
Foreign currency forward contracts	—	406	—	406	—	1,151	—	1,151
Total assets	$10,622	$406	$—	$11,028	$61,814	$36,687	$—	$98,501

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$1,352	$—	$1,352	$—	$341	$—	$341
Contingent consideration	—	—	—	—	—	—	10,000	10,000
Other liabilities
Contingent consideration	—	—	10,000	10,000	—	—	4,165	4,165
Total Liabilities	$—	$1,352	$10,000	$11,352	$—	$341	$14,165	$14,506

During the nine months ended March 27, 2021 and the year ended June 27, 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 27, 2021 and June 27, 2020 other than impairments of long-lived assets.

As of March 27, 2021 and June 27, 2020, the fair value of private company investments amounted to $27.5 million and $20.6 million, respectively. The aggregate amount of unrealized gains (losses) recognized from these investments were $1.8 million and $(4.3) million, respectively, as of March 27, 2021 and June 27, 2020.

The Company recorded $0.1 million and $5.6 million of unrealized gains on private company investments during the three and nine months ended March 27, 2021, respectively. Unrealized gains (losses) on private company investments was $(0.4) million and $0.2 million during the three and nine months ended March 28, 2020, respectively. Unrealized gains (losses) on private company investments are recorded in Interest and other income (expense), net in the Company's Condensed Consolidated Statements of Income.

NOTE 6: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	March 27, 2021				June 27, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments
Corporate debt securities	$—	$—	$—	$—	$35,417	$137	$(18)	$35,536
Total available-for-sale investments	$—	$—	$—	$—	$35,417	$137	$(18)	$35,536

In the nine months ended March 27, 2021 and March 28, 2020, the Company did not recognize impairment charges on short-term investments. All available-for-sale investments have matured as of March 27, 2021.

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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). As of March 27, 2021 and June 27, 2020, the notional amounts of the forward contracts the Company held to purchase international currencies were $75.0 million and $61.6 million, respectively and the notional amounts of forward contracts the Company held to sell international currencies in exchange for U.S. Dollars were $1.6 million and $0, respectively.

Derivatives not designated as hedging instruments

As of March 27, 2021 and June 27, 2020, the notional amounts of the forward contracts the Company held to purchase international currencies were $41.0 million and $32.3 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $14.1 million and $12.0 million, respectively.

The Company's foreign currency forward contract gains or losses included in the Condensed Consolidated Statements of Income were not material for the nine months ended March 27, 2021 and March 28, 2020, respectively.

Effect of hedge accounting on the Condensed Consolidated Statements of Income

The following tables summarize the gains (losses) from hedging activities recognized in the Company's Condensed Consolidated Statements of Income:

	Three Months Ended
	March 27, 2021			March 28, 2020
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$665,029	$222,144	$195,621	$561,916	$195,479	$183,090

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$209	$626	$—	$76	$(94)

	Nine Months Ended
	March 27, 2021			March 28, 2020
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$1,912,674	$636,353	$613,958	$1,646,026	$575,742	$561,877

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$993	$1,994	$—	$206	$(868)

Outstanding debt obligations

The following table summarizes the Company’s outstanding debt obligations:

	March 27, 2021	June 27, 2020
	(in thousands)
3.375% fixed rate notes due March 2023	$500,000	$500,000
3.45% fixed rate notes due June 2027	500,000	500,000
Total outstanding debt	1,000,000	1,000,000
Less: Reduction for unamortized discount and debt issuance costs	(4,900)	(5,978)
Total long-term debt	$995,100	$994,022

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

The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Condensed Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Condensed Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes, were $8.9 million and $8.9 million during the three months ended March 27, 2021 and March 28, 2020, respectively. Amortized discount and expenses, as well as interest expense associated with the notes, were $26.7 million and $26.7 million during the nine months ended March 27, 2021 and March 28, 2020, respectively.

The estimated fair value of the Company’s outstanding debt obligations was approximately $1.1 billion as of March 27, 2021. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $9.4 million and $9.3 million during the three months ended March 27, 2021, and March 28, 2020, respectively. The Company recorded interest expense of $28.1 million and $27.9 million during the nine months ended March 27, 2021, and March 28, 2020, respectively.

Other Financial Instruments

For the Company’s other financial instruments consisting of accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 7: STOCK-BASED COMPENSATION

At March 27, 2021, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), restricted stock awards ("RSAs") and market stock units (“MSUs”) to employees, directors, and consultants.

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

The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Condensed Consolidated Statements of Income for the three and nine months ended March 27, 2021 and March 28, 2020, respectively:

	Three Months Ended				Three Months Ended
	March 27, 2021				March 28, 2020
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$12	$2,417	$113	$2,542	$10	$2,363	$726	$3,099
Research and development	—	9,768	—	9,768	4	9,719	1,628	11,351
Selling, general and administrative	59	8,509	—	8,568	72	8,037	844	8,953
Pre-tax stock-based compensation expense	$71	$20,694	$113	$20,878	$86	$20,119	$3,198	$23,403
Less: income tax effect				2,140				1,969
Net stock-based compensation expense				$18,738				$21,434

	Nine Months Ended				Nine Months Ended
	March 27, 2021				March 28, 2020
	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total	Stock Options	Restricted Stock Units and Other Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$36	$9,712	$1,562	$11,310	$23	$6,912	$2,094	$9,029
Research and development	5	32,915	3,155	36,075	12	29,122	4,537	33,671
Selling, general and administrative	207	38,552	1,673	40,432	194	26,744	2,503	29,441
Pre-tax stock-based compensation expense	$248	$81,179	$6,390	$87,817	$229	$62,778	$9,134	$72,141
Less: income tax effect				7,701				7,050
Net stock-based compensation expense				$80,116				$65,091

The expense included in the Condensed Consolidated Statements of Income for RSUs and other awards include expenses related to MSUs of $2.8 million and $2.8 million for the three months ended March 27, 2021 and March 28, 2020, respectively, and $9.0 million and $9.6 million for the nine months ended March 27, 2021 and March 28, 2020, respectively.

In connection with the proposed ADI Merger, on September 1, 2020, the Company’s Board of Directors granted RSAs to certain employees. For employees who made IRS Section 83(b) elections, Maxim accelerated a portion of the RSAs to satisfy tax withholding requirements. The Company recorded $8.7 million of stock-based compensation expense related to the accelerated RSAs during nine months ended March 27, 2021. Additionally, in connection with the proposed ADI Merger, the Company modified equity awards held by certain executives by accelerating the vesting of 0.2 million outstanding RSU awards that otherwise would have vested at various dates through calendar year 2023. The Company recognized an additional $5.1 million of stock-based compensation expense related to these RSU modifications during the nine months ended March 27, 2021.

Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

There were no stock options granted in the nine months ended March 27, 2021 and March 28, 2020.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of March 27, 2021 and related activity for the nine months ended March 27, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 27, 2020	104,447	$28.76
Options Granted	—	—
Options Exercised	(102,039)	28.62
Options Cancelled	—	—
Balance at March, 27, 2021	2,408	$34.20	0.2	$141,927
Exercisable, March 27, 2021	2,408	$34.20	0.2	$141,927
Vested and expected to vest, March 27, 2021	2,408	$34.20	0.2	$141,927

(1)Aggregate intrinsic value represents the difference between the exercise price and the closing price per share of the Company’s common stock on March 26, 2021, the last business day preceding the fiscal quarter-end, multiplied by the number of options outstanding, exercisable or vested and expected to vest as of March 27, 2021.

As of March 27, 2021, there was no unrecognized stock compensation from unvested stock options.

Restricted Stock Units and Restricted Stock Awards

The fair value of RSUs and RSAs under the Company’s 1996 Plan is estimated using the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on an annual basis.

The weighted-average fair value of RSUs and RSAs granted was $71.38 and $49.55 per share for the nine months ended March 27, 2021 and March 28, 2020, respectively.

The following table summarizes the outstanding and expected to vest RSUs and RSAs as of March 27, 2021 and related activity during the nine months ended March 27, 2021:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 27, 2020	4,606,592
Restricted stock units and restricted stock awards granted	1,524,955
Restricted stock units and restricted stock awards released	(1,446,842)
Restricted stock units and restricted stock awards cancelled	(327,909)
Balance at March, 27, 2021	4,356,796	1.8	$405,791,979
Outstanding and expected to vest, March 27, 2021	3,679,491	1.5	$342,707,796

(1)Aggregate intrinsic value for RSUs and RSAs represents the closing price per share of the Company’s common stock on March 26, 2021, the last business day preceding the fiscal quarter-end, multiplied by the number of RSUs and RSAs outstanding or expected to vest as of March 27, 2021.

The Company withheld shares totaling $51.9 million in value as a result of employee withholding taxes based on the value of RSUs and RSAs on their vesting date for the nine months ended March 27, 2021. Total payments for employees’ tax obligations to taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.

As of March 27, 2021, there was $173.4 million of unrecognized compensation expense related to 4.4 million unvested RSUs and RSAs, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Market Stock Units (MSUs)

The Company grants MSUs to senior members of management in lieu of granting stock options. For MSUs granted in September 2017, September 2018, and September 2019, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the Semiconductor Exchange Traded Fund index SPDR S&P (“XSD”). The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on an annual basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the XSD or the TSR of the companies included in the XSD, as applicable. Vesting for MSUs is contingent upon both service and market conditions and has a four-year vesting cliff period. MSUs granted in September 2017, September 2018, and September 2019 vest based upon annual performance and are subject to continued service through the end of the four-year period but will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements. As a result of the ADI Merger Agreement, in September 2020, the Company granted RSUs in lieu of MSUs (or RSAs in lieu of RSUs and MSUs for any potential “disqualified individuals” within the meaning of Section 280G of the Internal Revenue Code, which RSAs will not be eligible for dividends or dividend equivalent rights).

No MSUs were granted during the nine months ended March 27, 2021. The weighted-average fair value of MSUs granted was $54.70 per share for the nine months ended March 28, 2020.

The following table summarizes the number of MSUs outstanding and expected to vest as of March 27, 2021 and their activity during the nine months ended March 27, 2021:

	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Balance at June 27, 2020	971,220
Market stock units granted	—
Market stock units released	—
Market stock units cancelled	(237,576)
Balance at March, 27, 2021	733,644	1.4	$68,331,602
Outstanding and expected to vest, March 27, 2021	1,015,277	1.0	$94,562.856

(1)Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on March 26, 2021, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of March 27, 2021.

As of March 27, 2021, there was $16.3 million of unrecognized compensation expense related to 0.7 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The fair value of 2008 ESPP rights granted to employees has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Expected holding period (in years)	—	0.5 years	0.5 years	0.5 years
Risk-free interest rate	—	1.6% - 2.3%	0.2% - 1.6%	1.6% - 2.7%
Expected stock price volatility	—	28.4% - 29.5%	29.2% - 55.2%	28.4% - 31.3%
Dividend yield	—	3.3% - 3.4%	3.3% - 3.3%	3.1% - 3.4%

As of March 27, 2021 and March 28, 2020, there was $0 and $6.9 million, respectively, of unrecognized compensation expense related to the 2008 ESPP. At the end of the offering period in November 2020, the Company suspended the 2008 ESPP program pursuant to the terms of the ADI Merger Agreement.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$220,063	$161,190	$573,522	$447,396

Denominator for basic earnings per share	267,892	269,003	267,341	270,241
Effect of dilutive securities:
Stock options, ESPP, RSUs, RSAs and MSUs	3,504	2,576	3,402	2,946
Denominator for diluted earnings per share	271,396	271,579	270,743	273,187

Earnings per share
Basic	$0.82	$0.60	$2.15	$1.66
Diluted	$0.81	$0.59	$2.12	$1.64

For the three and nine months ended March 27, 2021 and March 28, 2020 stock awards determined to be anti-dilutive were insignificant and were excluded from the computation of diluted earnings per share in all periods.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(in thousands)
United States	$67,204	$61,681	$192,381	$176,388
China	245,155	195,560	743,349	609,958
Rest of Asia	221,458	184,635	605,842	518,114
Europe	117,978	105,535	329,282	299,728
Rest of World	13,234	14,505	41,820	41,838
	$665,029	$561,916	$1,912,674	$1,646,026

Net long-lived assets by geographic region were as follows:

	March 27, 2021	June 27, 2020
	(in thousands)
United States	$346,205	$362,093
Philippines	85,699	88,660
Rest of World	111,944	99,653
	$543,848	$550,406

NOTE 10: COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the nine months ended March 27, 2021 and March 28, 2020 were as follows:

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 27, 2020	$(6,280)	$(7,988)	$(1,136)	$690	$119	$(14,595)
Other comprehensive income (loss) before reclassifications	—	—	—	1,326	(135)	1,191
Amounts reclassified out of accumulated other comprehensive (income) loss	—	16	—	(3,004)	—	(2,988)
Tax effects	—	39	—	272	16	327
Other comprehensive income (loss), net	—	55	—	(1,406)	(119)	(1,470)
March 27, 2021	$(6,280)	$(7,933)	$(1,136)	$(716)	$—	$(16,065)

(in thousands)	Unrealized Gains and (Losses) on Intercompany Receivables	Unrealized Gains and (Losses) on Post-Retirement Benefits	Cumulative Translation Adjustment	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-For-Sale Securities	Total
June 29, 2019	$(6,280)	$(4,322)	$(1,136)	$425	$(41)	$(11,354)
Other comprehensive income (loss) before reclassifications	—	—	—	(2,258)	(268)	(2,526)
Amounts reclassified out of accumulated other comprehensive (income) loss	—	357	—	662	—	1,019
Tax effects	—	(62)	—	264	10	212
Other comprehensive income (loss), net	—	295	—	(1,332)	(258)	(1,295)
March 28, 2020	$(6,280)	$(4,027)	$(1,136)	$(907)	$(299)	$(12,649)

NOTE 11: INCOME TAXES

In the three and nine months ended March 27, 2021 the Company recorded an income tax provision of $27.2 million and $78.6 million, respectively, compared to $20.5 million and $61.2 million, for the three and nine months ended March 28, 2020, respectively. The Company’s effective tax rate for the three and nine months ended March 27, 2021 was 11.0% and 12.1%, respectively, compared to 11.3% and 12.0% for the three and nine months ended March 28, 2020, respectively.

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three and nine months ended March 27, 2021 and March 28, 2020 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense generated by Global Intangible Low-Taxed Income (“GILTI”). In addition, a $6.7 million discrete benefit for prior year Internal Revenue Code Section 199 (Domestic Production Activities) refund claims was recognized in the three and nine months ended March 27, 2021.

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

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits, including accrued interest and penalties, could decrease up to $108.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $108.0 million primarily relates to matters involving federal taxation of international income and cross-border transactions.

The Company’s federal corporate income tax returns are audited on a recurring basis by the IRS. In fiscal year 2020, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2015 through 2017, which is ongoing. The Company expects that the IRS will commence an audit of the Company’s federal corporate income tax returns for fiscal years 2018 through 2020 in the summer of 2021.

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

Pursuant to the terms of the ADI Merger Agreement, the Company suspended its repurchase program on July 13, 2020, the date the Company announced its planned merger with ADI. Prior to such announcement and during the fiscal year 2021, the Company repurchased approximately 149.8 thousand shares of its common stock for $9.2 million. As of March 27, 2021, the Company had remaining authorization of $0.7 billion for future share repurchases.

NOTE 14: LEASES

The Company's lease obligations consist of operating leases for domestic and international office facilities, data centers, and equipment. These leases expire at various dates through fiscal year 2031. For the three and nine months ended March 27, 2021, the Company recorded operating lease expense of $2.5 million and $7.4 million, respectively. For the three and nine months ended March 28, 2020, the Company recorded operating lease expense of $2.3 million and $7.0 million, respectively.

Leases are included in the following Condensed Consolidated Balance Sheet lines:

	March 27, 2021	June 27, 2020
	(in thousands)
Other assets	$49,744	$54,610

Accrued expenses	$10,946	$10,445
Other liabilities	$43,262	$48,314

Future minimum lease payments under non-cancelable operating leases as of March 27, 2021 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2021	$3,367
2022	11,985
2023	9,880
2024	8,746
2025	7,071
Thereafter	18,493
Total	59,542
Less imputed interest	5,334
Total	$54,208

Future minimum lease payments under non-cancelable operating leases as of March 28, 2020 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
Remainder of 2020	$3,190
2021	11,805
2022	10,693
2023	9,444
2024	8,231
Thereafter	21,935
Total	65,298
Less imputed interest	7,102
Total	$58,196

Other information related to leases as of March 27, 2021 are as follows:

	Nine Months Ended
	March 27, 2021	March 28, 2020
Supplemental cash flow information:
Operating cash flows used for operating leases (in thousands)	$9,306	$8,759
Weighted-average remaining lease term - operating leases (in years)	6	7
Weighted-average discount rate - operating leases	3.12%	3.43%

NOTE 15: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

There were no changes to goodwill during the nine months ended March 27, 2021.

No indicators or instances of impairment were identified in the nine months ended March 27, 2021 and fiscal year ended June 27, 2020.

Intangible Assets

Intangible assets consisted of the following:

	March 27, 2021			June 27, 2020
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$530,166	$471,559	$58,607	$525,196	$458,418	$66,778
Customer relationships	118,335	110,756	7,579	118,335	108,603	9,732
Trade name	11,374	9,649	1,725	11,374	9,265	2,109
Backlog	170	170	—	170	25	145
Patents	2,500	2,500	—	2,500	2,500	—
Total amortizable purchased intangible assets	662,545	594,634	67,911	657,575	578,811	78,764
In-process research & development (IPR&D)	2,980	—	2,980	9,195	—	9,195
Total purchased intangible assets	$665,525	$594,634	$70,891	$666,770	$578,811	$87,959

During the nine months ended March 27, 2021, the Company placed in service and reclassified $5.0 million of IPR&D to intellectual property intangible assets and wrote-off $1.2 million of IPR&D due to impairment.

The following table presents the amortization expense of intangible assets and its presentation in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(in thousands)
Cost of goods sold	$4,430	$3,111	$13,140	$9,332
Intangible asset amortization	846	756	2,708	2,268
Total intangible asset amortization expenses	$5,276	$3,867	$15,848	$11,600

The following table represents the estimated future amortization expense of intangible assets as of March 27, 2021:

Amount
Fiscal Year	(in thousands)
Remainder of 2021	$3,894
2022	14,164
2023	13,680
2024	10,705
2025	10,426
Thereafter	15,042
Total intangible assets	$67,911

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

Stockholders of Maxim Integrated and shareholders of ADI have each approved the proposed transaction. In addition, required regulatory clearances have been obtained in the United States, the European Union, the Philippines, Taiwan, Japan, Singapore and South Korea.

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

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements - Note 2, there have been no material changes during the nine months ended March 27, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

Impact of COVID-19 on Our Business
The ongoing COVID-19 pandemic has impacted and will continue to impact the Company’s operations, employees, customers, and suppliers, due to shelter-in-place orders, mandated quarantines, reduced facility operations, and travel bans and restrictions. While the operating results for the fourth quarter of fiscal year 2021 and thereafter may be impacted by COVID-19, the extent and form of such impact to our business is uncertain and cannot be estimated with any degree of certainty.

Employee Health and Safety
During the second half of fiscal year 2020 and the first three quarters in fiscal year 2021, the Company's facilities and offices were either operating at reduced capacity or temporarily closed for non-essential operations. In an effort to protect the health and safety of our employees, we implemented safety measures such as work-from-home practices, travel restrictions, extensive cleaning protocols, and social distancing when engaging in essential activities.

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

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	33.4%	34.8%	33.3%	35.0%
Gross margin	66.6%	65.2%	66.7%	65.0%
Operating expenses:
Research and development	16.4%	19.4%	17.7%	20.0%
Selling, general and administrative	11.5%	12.7%	12.5%	13.6%
Intangible asset amortization	0.1%	0.1%	0.1%	0.1%
Severance and restructuring expenses	—%	0.1%	0.6%	0.3%
Other operating expenses (income), net	1.3%	0.2%	1.0%	0.1%
Total operating expenses	29.4%	32.6%	32.1%	34.1%
Operating income	37.2%	32.6%	34.6%	30.9%
Interest and other income (expense), net	—%	(0.3)%	(0.5)%	—%
Income before provision for income taxes	37.2%	32.3%	34.1%	30.9%
Income tax provision (benefit)	4.1%	3.7%	4.1%	3.7%
Net income	33.1%	28.7%	30.0%	27.2%

The following table shows stock-based compensation included in the components of the Condensed Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Cost of goods sold	0.4%	0.6%	0.6%	0.5%
Research and development	1.5%	2.0%	1.9%	2.0%
Selling, general and administrative	1.3%	1.6%	2.1%	1.8%
	3.2%	4.2%	4.6%	4.3%

Net Revenues

Net revenues were $665.0 million and $561.9 million for the three months ended March 27, 2021 and March 28, 2020, respectively. Revenue from automotive products was up 30% driven by an increased demand for infotainment, safety and security, and powertrain products. Revenue from industrial products was up 28% driven by an increased demand for medical, and control and automation products. Revenue from consumer products was up 24% driven by an increased demand for handheld and other consumer products. Revenue from Communication and Data Center products was down 13% driven by decreased demand for base stations and data storage products.

Net revenues were $1.9 billion and $1.6 billion for the nine months ended March 27, 2021 and March 28, 2020, respectively. Revenue from automotive products was up 25% driven by increased demand for powertrain and safety and security products. Revenue from industrial products was up 22% driven by increased demand for control and automation, automatic test equipment and medical products. Revenue from consumer products was up 11% driven by an increased demand for handheld computers, home entertainment and appliance, and other consumer products.

During each of the nine months ended March 27, 2021 and March 28, 2020, approximately 90% of net revenues were derived from customers outside of the United States. While less than 1% of our sales are denominated in currencies other than U.S. dollars, we enter into foreign currency forward contracts to mitigate our risks on firm commitments and net monetary assets denominated in foreign currencies. The impact of changes in foreign exchange rates on our revenue and results of operations for the nine months ended March 27, 2021 and March 28, 2020 was immaterial.

Gross Margin

Our gross margin percentages were 66.6% and 65.2% for the three months ended March 27, 2021 and March 28, 2020, respectively. Our gross margin increased by 1.4 percentage points due to higher revenues, increased factory utilization and lower inventory reserves.

Our gross margin percentages were 66.7% and 65.0% for the nine months ended March 27, 2021 and March 28, 2020, respectively. Our gross margin increased by 1.7 percentage points due to higher revenues, increased factory utilization and lower inventory reserves.

Research and Development

Research and development expenses were $109.2 million and $109.1 million for the three months ended March 27, 2021 and March 28, 2020, respectively, which represented 16.4% and 19.4% of net revenues for each respective period. The $0.1 million increase was primarily due to higher salaries and related personnel costs.

Research and development expenses were $339.5 million and $330.0 million for the nine months ended March 27, 2021 and March 28, 2020, respectively, which represented 17.7% and 20.0% of net revenues for each respective period. The $9.5 million increase was primarily due to higher salaries and related personnel costs.

Selling, General and Administrative

Selling, general and administrative expenses were $76.5 million and $71.6 million for the three months ended March 27, 2021 and March 28, 2020, respectively, which represented 11.5% and 12.7% of net revenues for each respective period. The $4.9 million increase was mainly due to higher salaries and related personnel costs, including increased stock-based compensation for accelerated vesting of certain RSAs and RSUs.

Selling, general and administrative expenses were $239.7 million and $223.8 million for the nine months ended March 27, 2021 and March 28, 2020, respectively, which represented 12.5% and 13.6% of net revenues for each respective period. The $15.9 million increase was mainly due to higher salaries and related personnel costs, including increased stock-based compensation for accelerated vesting of certain RSAs and RSUs.

Severance and restructuring

Severance and restructuring expenses were $0.2 million and $0.5 million for the three months ended March 27, 2021 and March 28, 2020, respectively, which represented less than 0.1% of net revenues for each respective period. The $0.3 million decrease was due to decreased restructuring activities.

Severance and restructuring expenses were $12.3 million and $4.7 million for the nine months ended March 27, 2021 and March 28, 2020, respectively, which represented 0.6% and 0.3% of net revenues for each respective period. The $7.6 million increase was due to increased restructuring activities which, as a result of the pending ADI merger, now include change in control related benefits.

Other operating expenses (income), net

Other operating expenses (income), net were $8.8 million and $1.1 million for the three months ended March 27, 2021 and March 28, 2020, respectively, which represented 1.3% and 0.2% of net revenues for each respective period. The $7.7 million increase was primarily due to expenses such as legal and professional services related to the pending ADI merger and an increase in fair value of contingent consideration related to a prior acquisition.

Other operating expenses (income), net were $19.8 million and $1.1 million for the nine months ended March 27, 2021 and March 28, 2020, respectively, which represented 1.0% and 0.1% of net revenues for each respective period. The $18.7 million increase was primarily due to expenses such as legal and professional services related to the pending ADI merger and an increase in fair value of contingent consideration related to a prior acquisition. We expect to incur additional merger-related expenses as we approach the expected transaction close date.

Provision for Income Taxes

In the three and nine months ended March 27, 2021 the Company recorded an income tax provision of $27.2 million and $78.6 million, respectively, compared to $20.5 million and $61.2 million, for the three and nine months ended March 28, 2020, respectively. The Company’s effective tax rate for the three and nine months ended March 27, 2021 was 11.0% and 12.1%, respectively, compared to 11.3% and 12.0% for the three and nine months ended March 28, 2020, respectively.

The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate for the three and nine months ended March 27, 2021 and March 28, 2020 was lower than the statutory rate primarily due to earnings of foreign subsidiaries, generated by the Company's international operations managed in Ireland, that were taxed at lower rates, partially offset by U.S. tax expense generated by Global Intangible Low-Taxed Income (“GILTI”). In addition, a $6.7 million discrete benefit for prior year Internal Revenue Code Section 199 (Domestic Production Activities) refund claims was recognized in the three and nine months ended March 27, 2021.

BACKLOG

As of March 27, 2021 and June 27, 2020, our current quarter backlog was approximately $744.5 million and $496.4 million, respectively. Our current quarter backlog includes customer request dates to be filled within the next three months. We believe that our backlog may not be a reliable measure for predicting future revenues. All backlog amounts have been adjusted for estimated future distribution ship and debit pricing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flows were as follows:

	Nine Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Net cash provided by (used in) operating activities	$644,450	$588,526
Net cash provided by (used in) investing activities	(11,264)	42,386
Net cash provided by (used in) financing activities	(177,883)	(749,587)
Net increase (decrease) in cash, cash equivalents and restricted cash	$455,303	$(118,675)
Operating activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities increased by $55.9 million for the nine months ended March 27, 2021 compared with the nine months ended March 28, 2020 primarily due to increased net income partially offset by changes in working capital. Changes in working capital were driven by increases in accounts receivable.

Investing activities

Investing cash flows consist primarily of net investment purchases and maturities, and capital expenditures.

Cash provided by investing activities decreased by $53.7 million for the nine months ended March 27, 2021 compared with the nine months ended March 28, 2020. The decrease was due to less proceeds from maturity of available-for-sale securities partially offset by less purchases of property, plant and equipment.

Financing activities

Financing cash flows consist primarily of payment of debt, dividends to stockholders, and repurchases of common stock.

Cash used in financing activities decreased by $571.7 million for the nine months ended March 27, 2021 compared with the nine months ended March 28, 2020. The decrease was due to less repurchases of common stock and dividend payments.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

As of March 27, 2021, our available funds consisted of $2.0 billion in cash, cash equivalents and short-term investments.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the nine months ended March 27, 2021, we repurchased an aggregate of $9.2 million of the Company's common stock. Pursuant to the terms of the ADI Merger Agreement, the Company suspended the repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

During the nine months ended March 27, 2021, we paid cash dividends of $0.48 per common share totaling $128.1 million. The Company discontinued its dividend program effective during the first quarter of fiscal year 2021, as provided in the ADI Merger Agreement.

We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures, debt repayments and dividend payments for at least the next twelve months.

Off-Balance-Sheet Arrangements

As of March 27, 2021, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

The impact of inflation and changing prices on the Company’s net revenues and on operating income during the nine months ended March 27, 2021 and March 28, 2020 was not material.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 27, 2021. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2021. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 27, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees are working remotely, and the Company is striving to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

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

The following table summarizes the activity related to stock repurchases for the nine months ended March 27, 2021:

	Issuer Repurchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jun 28, 2020 - Sep 26, 2020	150	$61.41	150	$664,970
Sep 27, 2020 - Dec 26, 2020	—	—	—	664,970
Dec 27, 2020 - Mar 27, 2021	—	—	—	664,970
Total	150	$61.41	150	$664,970

In the nine months ended March 27, 2021, the Company repurchased approximately 149.8 thousand shares of its common stock for approximately $9.2 million. As of March 27, 2021, the Company had remaining authorization of $0.7 billion for future share repurchases. Pursuant to the terms of the ADI Merger Agreement, the Company suspended the repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

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

April 28, 2021	MAXIM INTEGRATED PRODUCTS, INC.

By:/s/ Brian C. White
Brian C. White
Senior Vice President, Chief Financial Officer