Form 10-K
period 2021-06-26
MAXIM INTEGRATED PRODUCTS INC
filed 2021-08-20
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock on December 26, 2020 as reported by The NASDAQ Global Select Market was $15,055,411,611. Shares of voting stock held by executive officers, directors, and holders of more than 5% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
Number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of August 10, 2021: 268,566,248.
Documents Incorporated By Reference:
    Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this report.

MAXIM INTEGRATED PRODUCTS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, Item I - Business, Part I, Item 1A - Risk Factors and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, asset dispositions, product development and R&D efforts, potential growth opportunities, manufacturing plans, pending litigation, effective tax rates and tax reserves for uncertain tax positions, the uncertainties as to the timing of the completion of our pending merger with Analog Devices, Inc. and the ability of each party to complete the merger, and the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “forecast,” “estimate,” “believe,” “should,” “could,” “intend,” “potential,” “will,” “may,” “might,” “plan,” “seek,” “predict,” “project” and variations of such words and similar words or expressions and the negatives of those terms. These statements involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure investors that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this Annual Report and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). Given these uncertainties, investors should not place undue reliance on these forward-looking statements. These forward-looking statements represent our beliefs and assumptions only as of the date of this Annual Report. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

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

We have a 52-to-53-week fiscal year that ends on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal years 2021, 2020 and 2019 were 52-week fiscal years. Fiscal year 2022 will be a 52-week fiscal year.

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

On October 8, 2020, the ADI Merger was approved by both the Company’s stockholders and shareholders of Analog Devices. The completion of the ADI Merger is subject to other customary closing conditions, including the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the transaction is expected to close in the summer of 2021. The Company cannot guarantee that the ADI Merger will be completed in a timely basis or at all or that, if completed, it will be completed on the terms set forth in the ADI Merger Agreement. On July 12, 2021, the outside date following which the ADI Merger Agreement may be terminated (subject to certain limitations) was automatically extended from July 12, 2021 to October 12, 2021 due to the pendency of certain required regulatory approvals.

For additional information regarding the ADI Merger, including associated risks and uncertainties, see Part I, Item 1A - Risk Factors, Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

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
•linear devices, such as amplifiers, references, analog multiplexers, and switches that operate primarily in the analog domain; and
•mixed-signal devices such as data converter devices that combine linear and digital functions on the same integrated circuit and interface between the analog and digital domains.

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
In fiscal year 2007, we entered into a supply agreement with Seiko Epson Corporation (“Epson”). In fiscal year 2010, we entered into a supply agreement with Powerchip Semiconductor Manufacturing Corp. (“Powerchip”) to provide 300mm wafer capacity. In fiscal year 2014, we entered into a supply agreement with UMC Corporation (“UMC”). In fiscal year 2016, we entered into a supply agreement with TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.) ("TowerJazz"), an indirect wholly-owned subsidiary of Tower Semiconductor Ltd. In fiscal year 2018, we ramped production at our most recently added partner foundry, Mie Fujitsu Semiconductor Limited (“MIFS”). MIFS was a joint venture between Fujitsu Semiconductor Ltd. and UMC that was wholly acquired by UMC and renamed United Semiconductor Japan Co., Ltd. (“USJC”) in 2019. Epson and USJC in Japan and UMC and Powerchip in Taiwan manufacture products for us under rights and licenses using our proprietary technology. In fiscal years 2021, 2020 and 2019, wafers manufactured by our partner foundries and merchant foundries (e.g., Taiwan Semiconductor Manufacturing Company Limited) represented 69%, 72% and 68% respectively, of our total wafer manufacturing.

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

In fiscal 2021, 54% of our revenues were generated from sales made through distributors which includes distribution sales to Samsung and catalog distributors. The Company's primary distributor is Avnet Electronics (“Avnet”). Avnet accounted for 21%, 22% and 22% of revenues in fiscal years 2021, 2020 and 2019, respectively, and 28% and 28% of accounts receivable as of June 26, 2021 and June 27, 2020, respectively. Sales to WT Microelectronics ("WT") accounted for 17% and 13% of net revenues in fiscal years 2021 and 2020, respectively, and 33% and 22% of accounts receivable as of June 26, 2021 and June 27, 2020, respectively. Avnet and WT, like our other distributors, are not end customers, but rather serve as a channel of sale to many end users of our products. Sales (through direct sales and distributors) to Samsung, the Company's largest single end customer in 2019, accounted for 10% of net revenues in fiscal year 2019 and 4% and 4% of accounts receivable as of June 26, 2021 and June 27, 2020, respectively. No single customer (other than Avnet, WT, and Samsung) nor single product accounted for 10% or more of net revenues in fiscal years 2021, 2020 and 2019. No other customer accounted for 10% or more of the Company's accounts receivable as of June 26, 2021 and June 27, 2020. Based on customers’ ship-to locations, international sales accounted for approximately 90%, 89% and 89% of our net revenues in fiscal years 2021, 2020 and 2019, respectively. See Note 12: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

Seasonality

Our revenue is generally influenced on a quarterly basis by customer demand patterns and new product introductions. A large number of our products have been incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.

Foreign Operations

We conduct business in numerous countries outside of the United States (“U.S.”). Our international business is subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies, and regulations of foreign governments. Refer to our discussion of risks related to our foreign operations included in Item 1A, Risk Factors and our discussion of foreign income included in Item 7 under “Results of Operations” included in this Annual Report. Refer to net revenues from unaffiliated customers by geographic region included in Note 12: “Segment Information” in the Notes to Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.
Backlog

On June 26, 2021 and June 27, 2020, our current quarter backlog was approximately $1,053.0 million and $496.4 million, respectively. Some of these orders may be canceled without penalty to customers. Accordingly, we believe that our backlog is not a reliable measure for predicting future revenues. All backlog amounts have been adjusted for estimated future distribution ship and debit pricing adjustments.

Research and Development

We believe that research and development is critical to our future competitiveness. Objectives for the research and development function include:

•new product definition and development of differentiated products;
•design of products with performance differentiation that achieve high manufacturing yield and reliability;
•development of, and access to, manufacturing processes and advanced packaging;
•development of hardware, software, and algorithms to support the acceptance and design-in of our products in the end customer's system; and
•development of high-integration products across multiple end markets.

Our research and development plans require engineering talent and tools for product definition, electronic design automation (“EDA”), circuit design, process technologies, test development, test technology, packaging development, software development and applications support. Research and development expenses were $454.3 million, $440.2 million and $435.2 million in fiscal years 2021, 2020 and 2019, respectively. See “Research and Development” under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

Competition

The linear and mixed-signal analog integrated circuit industry is intensely competitive, and virtually all major semiconductor companies presently compete with, or conceivably could compete with, some portion of our business.

We believe the principal elements of competition include:
•technical innovation;
•service and support;
•time to market;
•business, operational, marketing, and financial strategy;
•differentiated product performance and features;
•quality and reliability;
•product pricing and delivery capabilities;
•customized design and applications;

•business relationship with customers;
•experience, skill and productivity of employees and management; and
•manufacturing competence and inventory management.

Our principal competitors include, but are not limited to, Analog Devices, Inc., Cirrus Logic, Inc., Monolithic Power Systems, Inc., NXP Semiconductors N.V., Semtech Corporation, Silicon Laboratories Inc., and Texas Instruments Inc. We expect increased competition in the future from other emerging and established companies as well as through consolidation of our competitors within the semiconductor industry.

Patents, Licenses and Other Intellectual Property Rights

We rely upon both know-how and patents to develop and maintain our competitive position.

It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered by us to be more advantageous. We hold a number of patents worldwide with expiration dates ranging from calendar year 2021 to 2041. We have also registered several of our trademarks and copyrights in the United States and other countries.

Cyber Security and Information Security Risk Oversight

We regularly perform risk assessments relating to cyber security and technology risks. More specifically, an independent third-party performs a Company-wide risk assessment relating to cyber security every other year, and in the years it is not performed an independent third-party performs a penetration test, which is a simulated cyberattack to evaluate the security strength of our systems. Risks identified in this process are analyzed to determine the impact on Maxim Integrated and the likelihood of occurrence. Such risks are continuously monitored to ensure the circumstances and severity of such risks have not changed.

The Company has a Cyber Risk Steering Committee composed of executives and subject matter experts who meet regularly to review: (i) information security at Maxim Integrated, (ii) information security projects, and (iii) and approve new or modified information security policies. The Steering Committee’s projects and work is regularly reviewed by the Company’s Internal Audit Group which is then presented and reviewed by the Audit Committee on a quarterly basis.

For the past several fiscal years, senior leadership has and continues to present to the full Board of Directors no less frequently than quarterly on information security and cyber security matters and risks. Maxim Integrated conducts information security training as part of its ongoing compliance program and every employee of the Company is required to participate in such training.

Periodically, Maxim Integrated is audited by an independent information systems expert to determine both the adequacy of, and compliance with, controls and standards.

Maxim Integrated installs and regularly updates antivirus software on all IT managed systems and workstations to detect and prevent malicious code from impacting Maxim Integrated’s systems. The Company has not experienced a material security breach in the last three years, and as a result, Maxim Integrated has not incurred any net expenses from such a breach. Relatedly, Maxim Integrated has not been penalized or paid any amount under an information security breach settlement over the last three years. Further, the Company has conducted an analysis and determined that an information security risk insurance policy would not be effective, and that Maxim Integrated should continue to self-insure most of the risks that it faces.

Human and Culture Capital Excellence

Since our founding in 1983, we have grown as a global company with approximately 7,100 employees working in the Americas, Asia and Europe as of the end of fiscal year 2021. Of the 7,100 full time employees, approximately 62% of our workforce are men and 38% are women. Our Board of Directors is composed of 67% men and 33% women.

At Maxim Integrated, empowering design innovation means empowering diverse perspectives and ideas. As a company with customers around the world, it is beneficial for our business to foster a workforce that reflects the diversity of the markets we serve and embraces different backgrounds, viewpoints, skills and talents. We provide global training that is accessible to all employees worldwide, and many of our groups provide mentorship programs for new and developing employees on their teams. Maxim Integrated is committed to providing equality of opportunity for all, protecting the dignity of employees, and promoting respect for others at work. Institutional commitments such as our Pledge of Respect and Fairness and becoming a signatory to the Equal Pay Pledge reinforces these values.

In January 2021, Bloomberg selected Maxim Integrated for membership in the 2021 Gender-Equality Index (GEI). For the fourth straight year, Forbes and JUST Capital named Maxim Integrated one of America’s 100 most JUST Companies of 2020. Maxim scored at or better than the Semiconductor sector average in each of the JUST Companies' five major categories: treatment of workers, community, customers, shareholders and the environment.

A Great Place to Work

To ensure we are earning a reputation as a great place to work and meeting the needs of employees, we provide employee support through health & wellness programs to balance work and family obligations. Our flexible working hours toolkit enables managers to provide alternative arrangements to employee work schedules depending on the job type and employee needs. We also expanded employee eligibility for our Paid Parental Leave policy in the U.S. to include both mothers and fathers. Employees have up to eight weeks of full or partial paid time off to bond with their child due to a birth, adoption, or foster care event.

To ensure that our employees are supported and cared for, we extended healthcare benefits to include domestic partner coverage and transgender benefits and treatment. We now provide coverage to domestic partners as part of our commitment to the diversity of our workforce. A domestic partner includes both same-sex and opposite-sex. Also, we now cover medically necessary transgender services including mental-health services, hormone therapy, and gender-affirming surgeries.

Giving Back

The global pandemic impacted employees’ ability to serve our communities in person. Maxim Integrated is committed to give back to the community.

In calendar 2019, over 1,700 employees volunteered nearly 4,000 hours of their time, while our Maxim Integrated and employee charitable donations increased over 25% from 2018 to a total of $394,000 in support of our community partners.

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

Risks Related to an Acquisition or Merger

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

Uncertainty relating to the pending ADI Merger could have an adverse effect on our employees, customers, partners, and other third parties that may materially disrupt key business activities and may adversely impact our financial condition, results of operations, and stock price. Moreover, we are subject to various additional risks in connection with the announcement and pendency of the ADI Merger, including:

•the fact that the conditions to the closing of the ADI Merger may not be satisfied or waived;
•uncertainty relating to the pending ADI Merger may cause current and prospective customers to consider alternatives, and potentially change suppliers;
•potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles following the ADI Merger;
•the significant diversion of internal resources and key employees’ and management’s attention due to the pending ADI Merger;
•legal proceedings that may arise challenging the ADI Merger and the related transactions contemplated by the ADI Merger Agreement may require us to incur significant legal fees and expenses, and may result in unfavorable outcomes that could delay or prevent the completion of the Merger;
•the restrictions imposed on our business and operations under the ADI Merger Agreement may prevent us from pursuing opportunities without Analog Devices’ approval or taking other actions that we might have undertaken in the absence of the proposed ADI Merger, such as dividend payments, stock repurchases, and restructurings, which may interfere with our ability to effectively respond to competitive pressures, execute business strategies, and meet financial goals;
•the ADI Merger Agreement contains customary provisions that restrict our ability to pursue alternative transactions to the ADI Merger and that may discourage potential competing acquirers from considering or proposing an alternative transaction that may provide a higher value to our stockholders; and
•the required regulatory approvals from governmental entities (U.S. and non-U.S.) may delay the completion of the ADI Merger or result in the imposition of conditions that would allow Analog Devices to terminate the ADI Merger Agreement and be obligated to pay us the termination fee specified in the ADI Merger Agreement in certain circumstances.

Any failure of the pending ADI Merger to be completed may adversely affect our business, financial condition, results of operations, and stock price.

Each of our and Analog Devices’ obligations to complete the ADI Merger is subject to a number of conditions specified in the ADI Merger Agreement, including, among others: (i) the absence of certain laws, orders, judgments, and injunctions that restrain, enjoin, or otherwise prohibit the completion of the Merger; and (ii) subject to certain materiality standards, the accuracy of representations and warranties with respect to the Company and Analog Devices and compliance in all material respects by the Company and Analog Devices with their respective covenants contained in the ADI Merger Agreement. On July 12, 2021, the outside date following which the ADI Merger Agreement may be terminated (subject to certain limitations) was automatically extended from July 12, 2021 to October 12, 2021 due to the pendency of certain required regulatory approvals. There can be no assurance that all of these conditions to the completion of the Merger will be satisfied within the timeframe specified in the Merger Agreement or at all.

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

If the ADI Merger is not completed, our stock price could decline to the extent that our current share price reflects an assumption that the ADI Merger will be completed. Furthermore, if the ADI Merger is not completed, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, including the following:

•we have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs in connection with the ADI Merger, and many of these fees and costs are payable by us regardless of whether the ADI Merger is completed;
•we could be required to pay a termination fee of up to $725 million to Analog Devices under circumstances as described in the ADI Merger Agreement;
•the failure to complete the ADI Merger may result in adverse publicity, negatively impact the reputation of the Company in the capital markets and investment community, and result in critical responses from our customers, partners, and other third parties;
•legal proceedings may be instituted against us, our directors and others relating to the ADI Merger and related transactions;
•any disruptions to our business resulting from the announcement and pendency of the ADI Merger, including any adverse changes to our relationships with customers, vendors, and employees, may continue or intensify in the event the ADI Merger is not completed;
•we may experience employee departures; and
•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Risks Related to the Development, Supply, Manufacturing, and Sale of Products

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

The marketplace for our products is constantly changing and we are required to make substantial ongoing investments in our research and development. The semiconductor industry is characterized by rapid technological change, variations in manufacturing efficiencies of new products, and significant expenditures for capital equipment and product development. New product introductions are a critical factor for maintaining or increasing future revenue growth and sustained or increased profitability. However, they can present significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues. The success of a new product depends on a variety of factors including accurate forecasts of long-term market demand and future technological developments, accurate anticipation of competitors' actions and offerings, timely and efficient completion of process design and product development, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability of the product, and effective marketing.

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

A portion of our sales is realized through independent electronics distributors that are not under our direct control. These independent sales organizations generally represent product lines offered by several companies and thus could underperform for various reasons, including as a result of reducing their sales efforts applied to our products, or terminating their distribution relationship with us. In fiscal 2021, 54% of our revenues were generated from sales made through distributors which includes distribution sales to Samsung and catalog distributors. The Company's primary distributor is Avnet Electronics (“Avnet”). Avnet accounted for 21%, 22% and 22% of revenues in fiscal years 2021, 2020 and 2019, respectively, and 28% and 28% of accounts receivable as of June 26, 2021 and June 27, 2020, respectively. Sales to WT Microelectronics ("WT") accounted for 17% and 13% of net revenues in fiscal years 2021 and 2020, respectively, and 33% and 22% of accounts receivable as of June 26, 2021 and June 27, 2020, respectively. We require certain foreign distributors to provide a letter of credit to us in an amount up to the credit limit set for accounts receivable from such foreign distributors. The letter of credit provides for collection on accounts receivable from the foreign distributor should the foreign distributor default on their accounts receivable to us. Where credit limits have been established above the amount of the letter of credit, we are exposed for the difference. We do not require letters of credit from any of our domestic distributors and are not contractually protected against accounts receivable default or bankruptcy by these distributors. The inability to collect open accounts receivable could adversely affect our results of operations and financial condition. Termination of a significant distributor, whether at our or the distributor's initiative, or the general underperformance of a significant distributor could be disruptive and harmful to our current business. Additional factors that could adversely affect us include the difficulties of managing independent sales organizations due to any matter involving fraud or dishonesty on the part of the independent distributors and sales representatives. It is often difficult to anticipate or immediately detect such misconduct of an independent third party.

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

Shortage of raw materials or supply disruption of such raw materials could harm our business

The semiconductor industry has experienced a large expansion of fabrication capacity and production worldwide over time. As a result of increasing demand from semiconductor, solar and other manufacturers, availability of certain basic materials and supplies, and of subcontract services, has been limited from time to time over the past several years, and could come into short supply again if overall industry demand exceeds the supply of these materials and services in the future. The semiconductor industry and Maxim Integrated has experienced heightened supply constraints within the last year for certain items as a result of changes in the semiconductor industry, global economic conditions, and the COVID-19 pandemic, which have had and can have a more significant impact on our operating results. Furthermore, these supply constraints coupled with the continuing impact of COVID-19 may limit our ability to fully satisfy demand and creates a heightened risk that suppliers may be unable to perform their obligations due to financial issues and/or regulatory measures. Moreover, this heightened risk may also lead to significant cost increases by suppliers as a result of the aforementioned issues.

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

Risks Related to Global Business Operations and Industry Dynamics

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

We operate our business in worldwide locations. The potential risks and effects of this pandemic and economic crisis, including potential global or regional recessions or depressions, that could have a material adverse effect on our business, financial condition, and results of operations include, but are not limited to:

•Adverse impact on our customers and supply channels;
•Decrease in product demand and pricing as a result of this pandemic and unfavorable economic and market conditions;
•Disruption in our global operations, including our internal and compliance processes;
•Restrictions on our manufacturing, support operations or workforce, or similar limitations for our customers, vendors, and suppliers, could limit our ability to meet customer demand;
•Potential increased credit risk if customers, distributors, and resellers are unable to pay us, or must delay paying their obligations to us;
•Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures could result in delays;
•Impact on our workforce/employees due to the ease with which the virus spreads;
•Impact of remote working on effectiveness on new product development; and
•Potential failure of our computer systems or communication systems as well as increased cyber-related risks due to our employees working from home.

Any or all of these items may occur, which individually or in the aggregate, may have a material adverse effect on our business, financial condition, and results of operations. These risks could accelerate or intensify depending on the severity and length of the pandemic. The COVID-19 pandemic has in the short term, and may in the long-term, adversely impacted the global economy, potentially leading to an economic downturn and increased unemployment. Moreover, even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business due to its global economic impact.

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

We are subject to the political and legal risks inherent in international operations. Exposure to political instabilities, different business policies and varying legal or regulatory standards, including, but not limited to, international trade disputes, could result in the imposition of tariffs, sanctions, restrictions on the U.S. import and export controls and other trade restrictions or barriers, which could negatively impact economic activity and lead to a contraction of customer demand. For example, in 2018, the U.S. and China began to impose partial tariffs on each other's products, and the trade tension between the two countries has escalated in 2019 through 2021. In addition, the U.S. has and may continue to focus on the business practices of specific foreign companies, including large technology companies based in China, which may result in future U.S. government actions impacting our ability to do business with such companies. The possibility of a deteriorating trade relationship may put us at a disadvantage in competition with non-U.S. companies and lead to a decreased customer demand for our products in the long-term due to the growing economic risks and geopolitical uncertainty between the U.S. and China. International trade disputes could also result in various forms of protectionist trade legislation and other protectionist measures that could limit the Company’s ability to operate its business and have a negative effect on end-market demand, which could have a material adverse impact on our results of operations and financial condition. Additionally, political and economic changes or volatility, political unrest, civil strife, public corruption and other economic or political uncertainties in certain countries, such as the Philippines, could interrupt and negatively affect our business operations. We have been impacted by these problems in the past, but none have materially affected our results of operations. Problems in the future or not-yet-materialized consequences of past problems could affect deliveries of our products to our customers, possibly resulting in business interruptions, substantially delayed or lost sales and/or increased expenses that cannot be passed on to our customers, any of which could ultimately have a material adverse effect on our business.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•Fluctuations in demand for our products and services;
•Loss of a significant customer or significant customers electing to purchase from another supplier;
•Reduced visibility into our customers' spending plans and associated revenue;
•The level of price and competition in our product markets;
•Our pricing practices, including our use of available information to maximize pricing potential;
•The impact of the uncertain economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;
•The overall movement toward industry consolidations among our customers and competitors;
•Below industry-average growth of the non-consumer segments of our business;
•Announcements and introductions of new products by our competitors;
•Our ability to generate sufficient earnings and cash flow to pay dividends to our stockholders;
•Deferrals of customer orders in anticipation of new products or product enhancements (introduced by us or our competitors);
•Our ability to meet increases in customer orders in a timely manner;
•Striking an appropriate balance between short-term execution and long-term innovation;

•Our ability to develop, introduce, and market new products and enhancements and market acceptance of such new products and enhancements; and
•Our levels of operating expenses.

We may be materially adversely affected by currency fluctuations.

We conduct our manufacturing and other operations in various worldwide locations. A portion of our operating costs and expenses at foreign locations are paid in local currencies. Many of the materials used in our products and much of the manufacturing process for our products are supplied by foreign companies or by our foreign operations, such as our test operations in the Philippines and Thailand. Approximately 90%, 89% and 89% of our net revenues in fiscal years 2021, 2020 and 2019, respectively, were from shipments to customers located outside the United States. Currency exchange fluctuations could decrease revenue and increase our operating costs, the cost of components manufactured abroad, and the cost of our products to foreign customers, or decrease the costs of products produced by our foreign competitors.

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

Risks Related to Intellectual Property Protection, Data Privacy, and Cybersecurity

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

Risks Related to Legal, Tax, and Regulatory Compliance

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

On June 18, 2019, the U.S. Treasury and Internal Revenue Service (“IRS”) released temporary regulations under Internal Revenue Code (“IRC”) Sections 245A and 954(c)(6) (the “Temporary Regulations”), which applied retroactively to intercompany dividends occurring after December 31, 2017. The Temporary Regulations limit the applicability of the foreign personal holding company income (“FPHCI”) look-through exception for certain intercompany dividends received by a controlled foreign corporation. Before application of the retroactive Temporary Regulations, the Company benefited in fiscal years 2018 and 2019 from the FPHCI look-through exception. On August 21, 2020, the U.S. Treasury and IRS released final regulations under IRC Sections 245A and 954(c)(6) (the “Final Regulations”), which generally apply to years ending on or after June 14, 2019. The relevant sections of the Final Regulations are substantially the same as the Temporary Regulations. The Temporary Regulations apply to fiscal year 2018 and the Final Regulations apply to fiscal year 2019 intercompany dividends. The Company does not have any intercompany dividends after fiscal year 2019 that are impacted by relevant sections of the Temporary Regulations or Final Regulations. The Company previously analyzed the relevant Temporary Regulations and concluded that they were not validly issued, a conclusion which the Company determined was not altered by issuance of the Final Regulations. The Company also analyzed the relevant Final Regulations and concluded that they were not validly issued. Therefore, the Company did not account for the effects of the Temporary Regulations or Final Regulations in its results of operations for any prior fiscal period. The Company believes it has strong arguments in favor of its position.

The Company received a private letter ruling (“PLR”) from the IRS, dated May 24, 2021, allowing IRC Section 9100 relief to make a late disregarded entity (“DRE”) election for the foreign subsidiary that paid the fiscal year 2018 and 2019 intercompany dividends impacted by relevant sections of the retroactive Temporary Regulations or Final Regulations. Fiscal year 2018 and 2019 intercompany dividends impacted by the retroactive Temporary Regulations or Final Regulations will be disregarded for U.S. tax purposes because of the late DRE election, and therefore will not be subject to the adverse tax consequences generated by relevant sections of the retroactive Temporary Regulations or Final Regulations. The PLR allows the Company to file a late DRE election by September 21, 2021 and is contingent on the Company filing amended fiscal year 2018 – 2020 federal tax returns, by September 21, 2021, to reflect the tax impact of the late DRE election, which is immaterial. The Company filed the late DRE election on July 7, 2021 and intends to file the amended federal tax returns by September 21, 2021.

The Company would revert to its argument that the Temporary Regulations and Final Regulations are invalid if the IRS revoked the PLR, which in our view is unlikely. The Company would vigorously defend its position, however, due to the uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurance that the relevant Temporary Regulations and Final Regulations would be invalidated, modified or that a court of law would rule in favor of the Company. An unfavorable resolution of this issue could have a material adverse impact on our results of operations and financial condition.

We are subject to taxation in various countries and jurisdictions. Significant judgment is required to determine tax liabilities on a worldwide basis. Any significant increase in our future effective tax rates could reduce net income for future periods and may have a material adverse impact on our results of operations. A number of factors may increase our future effective tax rates, including, but not limited to:

•the jurisdictions in which profits are determined to be earned and taxed;
•changes in our global structure that involve changes to investment in technology outside of the United States;
•the resolution of issues arising from tax audits with various tax authorities,
•changes in the valuation of our deferred tax assets and liabilities;
•adjustments to estimated taxes upon finalization of various tax returns;
•increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;
•changes in available tax credits;
•changes in share-based compensation;
•changes in generally accepted accounting principles; and
•changes in tax laws or the interpretation of such tax laws, including laws or rules enacted as a result of work by the Organization for Economic Co-operation and Development (“OECD”) to make fundamental changes to the international corporate tax system, which include proposals to allocate profits to markets where sales arise and for a jurisdictional-level minimum effective tax rate; U.S. corporate tax changes proposed by the President Biden administration, which include an increase in the U.S. corporate tax rate from 21% to 28% and an increase in the Global Intangible Lowed Taxed Income effective tax rate from 10.5% to 21%; and laws enacted by countries in response to the Base Erosion and Profit Shifting (“BEPS”) project conducted by the OECD.

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

General Risk Factors

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

In addition, the market prices of securities of technology companies, including those in the semiconductor industry, generally have been and remain volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. If our actual operating results or future forecasted results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock may decline. Accordingly, an investor may not be able to resell shares of our common stock at a price equal to or higher than the price paid for them.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters is in San Jose, California. Manufacturing and other operations are conducted in several locations worldwide. The following table provides certain information regarding our principal offices and manufacturing facilities as of June 26, 2021:

Principal Properties	Use(s)	Approximate Floor Space (sq. ft.)
Cavite, the Philippines	Manufacturing, engineering, and administrative	489,000
San Jose, California	Corporate headquarters, engineering, sales, and administrative	435,000
Beaverton, Oregon	Wafer fabrication, engineering, and administrative	312,000
Chonburi Province, Thailand	Manufacturing, engineering, and administrative	194,000
Dallas, Texas†	Engineering, sales, and administrative	82,000
Chandler, Arizona	Engineering, sales, and administrative	65,000
Bangalore, India†	Engineering and administrative	49,000
Gandhinagar, India†	Engineering and administrative	30,000
Colorado Springs, Colorado†	Engineering and administrative	28,000
Hamburg, Germany†	Engineering, sales, and administrative	22,000
Dublin, Ireland†	Engineering, administrative and sales	20,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol MXIM. As of August 10, 2021, there were approximately 570 stockholders of record of our common stock.

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the fiscal year ended June 26, 2021:

	Issuer Purchases of Equity Securities
	(in thousands, except per share amounts)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
Jun 28, 2020 - Sep 26, 2020	150	$61.41	150	$664,970
Sep 27, 2020 - Dec 26, 2020	—	$—	—	$664,970
Dec 27, 2020 - Mar 27, 2021	—	$—	—	$664,970
Mar 28, 2021 - Jun 26, 2021	—	$—	—	$664,970
Total	150	$61.41	150	$664,970

On October 30, 2018, the Board of Directors of the Company authorized the repurchase of up to $1.5 billion of the Company’s common stock. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

During fiscal year 2021, the Company repurchased approximately 149.8 thousand shares of our common stock for $9.2 million. As of June 26, 2021, we had a remaining authorization of $0.7 billion for future share repurchases. Pursuant to the terms of the ADI Merger Agreement, the Company suspended its repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

Dividend Policy

A cash dividend of $0.48 per share was paid on September 11, 2020, to stockholders of record on August 27, 2020. The company discontinued its dividend program effective during the first quarter of fiscal year 2021, as provided in the ADI Merger Agreement.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index, the Standard & Poor's ("S&P") 500 Index, and the Philadelphia Semiconductor Index for the five years ended June 26, 2021. The graph and table assume that $100 was invested on June 24, 2016 (the last day of trading for the fiscal year ended June 25, 2016) in each of our common stock, the NASDAQ Composite Index, the S&P 500 Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested. Cumulative returns shown on the graph are based on our fiscal year.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The returns shown are based on historical results and are not intended to suggest or predict future performance.

Comparison of Cumulative Five-Year Total Return

$500
$400
$300
$200
$100
2016
2017
2018
2019
2020
2021
Philadelphia Semiconductor
Maxim Integrated Products, Inc.
NASDAQ Composite
S&P 500

	Base Year	Fiscal Year Ended
	June 25, 2016	June 24, 2017	June 30, 2018	June 29, 2019	June 27, 2020	June 26, 2021
Maxim Integrated Products, Inc.	$100.00	$134.91	$177.39	$186.91	$191.37	$334.13
NASDAQ Composite	$100.00	$134.64	$163.14	$175.83	$216.48	$320.94
S&P 500	$100.00	$122.20	$138.96	$153.43	$160.06	$231.30
Philadelphia Semiconductor	$100.00	$163.99	$201.62	$228.45	$306.43	$523.78

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to the Company as of the dates and for the periods indicated. The following selected financial data as of June 26, 2021 and June 27, 2020 and for the years ended June 26, 2021, June 27, 2020 and June 29, 2019 are derived from and should be read in conjunction with, and are qualified by reference to, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, and notes thereto included elsewhere in Part IV, Item 15(a) of this Annual Report. The following selected financial data as of June 29, 2019, June 30, 2018, and June 24, 2017 and for the years ended June 30, 2018 and June 24, 2017 have been derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period. We adopted Accounting Standards Codification Topic 606 (Topic 606), effective July 1, 2018, using the modified retrospective method. The reported results for fiscal years starting 2019 reflect the application of Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under Topic 605. We adopted Accounting Standards Codification Topic 842 (Topic 842), effective June 30, 2019, using the modified retrospective method. The reported consolidated balance sheet data for fiscal years starting 2020 reflect the application of Topic 842, while the consolidated balance sheet data for prior fiscal years are not adjusted and continue to be reported under Topic 840.

	Fiscal Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands, except percentages and per share data)
Consolidated Statements of Income Data:
Net revenues	$2,632,529	$2,191,395	$2,314,329	$2,480,066	$2,295,615
Cost of goods sold	872,183	758,743	813,823	853,945	849,135
Gross margin	$1,760,346	$1,432,652	$1,500,506	$1,626,121	$1,446,480
Gross margin %	66.9%	65.4%	64.8%	65.6%	63.0%

Operating income	$945,700	$686,394	$747,098	$833,448	$694,777
% of net revenues	35.9%	31.3%	32.3%	33.6%	30.3%

Net income	$827,261	$654,694	$827,486	$467,318	$571,613

Earnings per share
Basic net income per share	$3.09	$2.43	$3.01	$1.66	$2.02
Diluted net income per share	$3.05	$2.41	$2.97	$1.64	$1.98

Weighted-average shares used in the calculation of earnings per share:
Basic	267,546	269,341	274,966	280,979	283,147
Diluted	270,872	272,028	278,777	285,674	287,974

Dividends declared and paid per share	$0.48	$1.92	$1.84	$1.56	$1.32

	As of
	June 26, 2021	June 27, 2020	June 29, 2019	June 30, 2018	June 24, 2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,291,399	$1,614,206	$1,898,332	$2,626,399	$2,744,839
Working capital	$2,580,973	$1,864,495	$2,168,333	$2,413,014	$3,026,597
Total assets	$4,523,099	$3,629,303	$3,743,982	$4,451,561	$4,570,233
Long-term debt, excluding current portion	$995,460	$994,022	$992,584	$991,147	$1,487,678
Total stockholders' equity	$2,415,940	$1,657,457	$1,845,276	$1,930,940	$2,202,694

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

The ADI Merger

The completion of the ADI Merger under the ADI Merger Agreement is subject to customary closing conditions, including, among others, the approval of Maxim Integrated’s stockholders, and the approval of Analog Devices’ shareholders, which were obtained on October 8, 2020, and the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the ADI Merger is expected to close in the summer of 2021. On July 12, 2021, the outside date following which the ADI Merger Agreement may be terminated (subject to certain limitations) was automatically extended from July 12, 2021 to October 12, 2021 due to pendency of certain required regulatory approvals. For additional information on the ADI Merger Agreement and the ADI Merger, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2020. The Company cannot guarantee that the ADI Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the ADI Merger Agreement.

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

Inventories

Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) net realizable value. Our standard cost revision policy is to monitor manufacturing variances and revise standard costs on a periodic basis. At each reporting period, we assess our ending inventories for excess quantities and obsolescence based on our projected sales outlook. This assessment includes analysis of projections of future demand. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, we generally write-down inventories to net realizable value based on this forecasted product demand analysis. Actual demand and market conditions may be lower than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted as we release these reserves upon the ultimate product shipment. During fiscal years 2021 and 2020, we had net inventory write-downs of $14.3 million and $16.5 million, respectively.

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

Impact of COVID-19 on Our Business
The ongoing COVID-19 pandemic has impacted and will continue to impact the Company’s operations, employees, customers, and suppliers, due to shelter-in-place orders, mandated quarantines, reduced facility operations, and travel bans and restrictions. While the operating results for the first quarter of fiscal year 2022 and thereafter may be impacted by COVID-19, the extent and form of such impact to our business is uncertain and cannot be estimated with any degree of certainty.
Employee Health and Safety
During the second half of fiscal year 2020 and the full fiscal year 2021, the Company's facilities and offices were either operating at reduced capacity or temporarily closed for non-essential operations. In an effort to protect the health and safety of our employees, we implemented safety measures such as work-from-home practices, travel restrictions, extensive cleaning protocols, and social distancing when engaging in essential activities.

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
Results of Operations
The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	33.1%	34.6%	35.2%
Gross margin	66.9%	65.4%	64.8%
Operating expenses:
Research and development	17.3%	20.1%	18.8%
Selling, general and administrative	12.2%	13.5%	13.3%
Intangible asset amortization	0.1%	0.1%	0.1%
Impairment of long-lived assets	—%	—%	—%
Severance and restructuring expenses	0.5%	0.2%	0.2%
Other operating expenses (income), net	0.9%	—%	—%
Total operating expenses	30.9%	34.1%	32.6%
Operating income	35.9%	31.3%	32.3%
Interest and other income (expense), net	(0.6)%	(0.4)%	0.3%
Income before taxes	35.3%	30.9%	32.6%
Provision (benefit) for income taxes	3.9%	1.1%	(3.2)%
Net income	31.4%	29.9%	35.8%

The following table shows pre-tax stock-based compensation included in the components of the Consolidated Statements of Income reported above as a percentage of net revenues for the periods indicated:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
Cost of goods sold	0.5%	0.6%	0.4%
Research and development	1.7%	2.0%	1.8%
Selling, general and administrative	1.8%	1.8%	1.5%
	4.0%	4.4%	3.7%

A review of our fiscal year 2021 performance compared to fiscal year 2020 performance appears below. A review of our fiscal year 2020 performance compared to fiscal year 2019 performance is set forth in Part II, Item 7 of the Form 10-K for the fiscal year ended June 27, 2020 under the caption "Results of Operations".

Net Revenues

We reported net revenues of $2.6 billion and $2.2 billion in fiscal years 2021 and 2020, respectively. Our net revenues in fiscal year 2021 increased by 20% compared to our net revenues in fiscal year 2020.

Revenue from consumer products was up 21% due to higher demand in cell phone and handheld computer products. Revenue from industrial products was up 22% due to higher demand in control and automation, automatic test equipment, and medical products. Revenue from automotive products was up 38% due to higher demand in auto infotainment, safety and security, and powertrain products. The Company has updated the year ended June 27, 2020 market revenue to conform to the current period presentation of Major End-Market estimates, due to a change in product classification.

Approximately 90% and 89% of our net revenues in fiscal years 2021 and 2020, respectively, were derived from shipments to customers located outside the United States, primarily in Asia and Europe. Less than 1% of our sales are denominated in currencies other than U.S. dollars. The impact of changes in foreign exchange rates on net revenues and our results of operations for fiscal years 2021 and 2020 were immaterial.

Gross Margin

Our gross margin as a percentage of net revenue was 66.9% in fiscal year 2021 compared to 65.4% in fiscal year 2020. Gross margins as a percentage of net revenue in fiscal year 2021 compared to fiscal year 2020 was higher primarily due to higher revenues, increased factory utilization and lower inventory reserves.

Research and Development

Research and development expenses were $454.3 million and $440.2 million for fiscal years 2021 and 2020, respectively, which represented 17.3% and 20.1% of net revenues, respectively. The $14.1 million increase in research and development expenses was primarily due to higher salaries and other personnel related costs, partially offset by lower travel expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses were $320.7 million and $296.7 million in fiscal years 2021 and 2020, respectively, which represented 12.2% and 13.5% of net revenues, respectively. The $24.0 million increase in selling, general and administrative expenses was primarily due to higher salaries and other personnel costs, including stock-based compensation for accelerated vesting of certain restricted stock awards and restricted stock units.

The level of selling, general and administrative expenditures as a percentage of net revenues will vary from period to period, depending on the level of net revenues and our success in recruiting sales and administrative personnel needed to support our operations.

Severance and restructuring

Severance and restructuring expenses were $13.4 million and $5.4 million in fiscal years 2021 and 2020, respectively, which represented 0.5% and 0.2% of net revenues for each respective period. The $8.0 million increase was due to increased restructuring activities which, as a result of the pending ADI Merger, now include change in control related benefits.

Other operating expenses (income), net

Other operating expenses (income), net were $22.6 million and $0.9 million in fiscal years 2021 and 2020, respectively, which represented 0.9% and less than 0.1% of net revenues for each respective period. The $21.7 million increase was primarily due to expenses such as legal and professional services related to the pending ADI Merger and an increase in fair value of contingent consideration related to a prior acquisition. We expect to incur additional merger-related expenses as we approach the expected transaction close date.

Interest and Other Income (Expense), Net

Interest and other income (expense), net were $(16.0) million and $(8.3) million in fiscal years 2021 and 2020, respectively, which represented (0.6)% and (0.4)% of net revenues, respectively. Interest income in fiscal year 2021 compared to fiscal year 2020 decreased by $25.4 million due to lower investment yields from cash equivalents and decrease in short-term investments portfolio. Other income in fiscal year 2021 compared to fiscal year 2020 increased by $17.7 million primarily due to fair value adjustments in privately-held companies and receipt of previously impaired notes receivable.

Provision (Benefit) for Income Taxes

Our annual income tax expense was $102.5 million and $23.4 million for fiscal years 2021 and 2020, respectively. The effective tax rate was 11.0% and 3.5% for fiscal years 2021 and 2020, respectively.

In fiscal year 2020, we reversed $40.5 million of uncertain tax position reserves and $10.7 million of related interest reserves, net of federal and state benefits, primarily due to the fiscal fourth quarter settlement of an audit of our fiscal year 2012 through fiscal year 2014 federal corporate income tax returns. The reversal of uncertain tax position reserves for intercompany transfer pricing issues increased accumulated unremitted foreign earnings, which resulted in an additional Internal Revenue Code Section 965 transition tax ("Transition Tax") charge of $6.5 million in the fiscal fourth quarter.

Our federal statutory tax rate is 21%. Our fiscal year 2021 effective tax rate was lower than the statutory tax rate primarily due to earnings of foreign subsidiaries, generated by our international operations managed in Ireland, that were taxed at lower rates and a $13.2 million reversal of uncertain tax position and related interest reserves. These impacts were partially offset by tax generated by Global Intangible Low-Taxed Income (“GILTI”) provisions.

Our fiscal year 2020 effective tax rate was lower than the statutory tax rate primarily due to the $51.2 million reversal of uncertain tax position and related interest reserves, and earnings of foreign subsidiaries, generated by our international operations managed in Ireland, that were taxed at lower rates. These impacts were partially offset by tax generated by GILTI provisions and a $6.5 million Transition Tax charge.

We have various entities domiciled within and outside the United States. The following is a breakout of our U.S. and foreign income (loss) before income taxes:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Domestic pre-tax income	$69,061	$72,854	$103,016
Foreign pre-tax income	860,675	605,242	651,405
Total	$929,736	$678,096	$754,421

A relative increase in earnings in lower tax jurisdictions, such as Ireland, may lower our consolidated effective tax rate, while a relative increase in earnings in higher tax jurisdictions, such as the United States, may increase our consolidated effective tax rate. However, after fiscal year 2018 the consolidated effective tax rate impact of earnings changes in various tax jurisdictions is not as significant due to the reduction of the federal statutory tax rate from 35% to 21% and GILTI provisions, which effectively subject income earned by our foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits.

Recently Issued Accounting Pronouncements

Refer to our discussion of recently issued accounting pronouncements as included in Part IV, Item 15. Exhibits and financial statement schedules, Note 2: “Summary of Significant Accounting Policies”.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Cash flows were as follows:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Net cash provided by operating activities	$924,260	$800,855	$875,840
Net cash provided by (used in) investing activities	(30,511)	(32,049)	856,911
Net cash provided by (used in) financing activities	(187,765)	(940,720)	(1,518,893)
Net increase (decrease) in cash, cash equivalents and restricted cash	$705,984	$(171,914)	$213,858

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash provided by operating activities was $924.3 million in fiscal year 2021, an increase of $123.4 million compared with fiscal year 2020. This increase was primarily caused by an increase in net income of $172.6 million and changes in working capital. Changes in working capital were driven by increases in other assets and other liabilities, partially offset by decreases in accounts receivable and price adjustment and other revenue reserves.

Investing Activities

Investing cash flows consist primarily of capital expenditures, net investment purchases and maturities, and acquisitions.

Cash used in investing activities was $30.5 million in fiscal year 2021, a decrease of $1.5 million compared with fiscal year 2020. The change was due to a $70.4 million decrease in maturities of available-for-sale securities. The Company also paid $69.3 million, net of cash acquired, for an acquisition during fiscal year 2020.

Financing Activities

Financing cash flows consist primarily of new borrowings, repurchases of common stock, issuance and repayment of notes payables, payment of dividends to stockholders, proceeds from stock option exercises and employee stock purchase plan and withholding tax payments associated with net share settlements of equity awards.

Net cash used in financing activities was $187.8 million in fiscal year 2021, a decrease of $753.0 million compared with fiscal year 2020. Cash used in financing activities was lower due to a decrease in repurchases of common stock of $431.6 million and dividend payments of $389.0 million, offset by an increase in net issuance of restricted stock units and awards of $26.0 million and proceeds from the Employee Stock Purchase Plan ("ESPP") of $23.8 million.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital.

As of June 26, 2021, our available funds consisted of $2.3 billion in cash and cash equivalents.

On October 30, 2018, we were authorized to repurchase up to $1.5 billion of the Company's common stock. During the fiscal years ended June 26, 2021 and June 27, 2020, we repurchased an aggregate of $9.2 million and $440.8 million, respectively, of the Company's common stock. Pursuant to the terms of the ADI Merger Agreement, the Company suspended its repurchase program on July 13, 2020, the date we announced our planned merger with ADI.

We paid cash dividends of $0.48 per common share totaling $128.1 million in fiscal year 2021. The Company discontinued its dividend program effective during the first quarter of fiscal year 2021, as provided in the ADI Merger Agreement.

We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures and debt repayments for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 26, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Outstanding debt obligations (1)	$1,000,000	$—	$500,000	$—	$500,000
Inventory-related purchase obligations (2)	299,552	47,055	87,850	72,980	91,667
Transition tax (3)	237,160	26,927	77,416	132,817	—
Interest payments associated with debt obligations (4)	132,312	34,125	47,156	34,500	16,531
Operating lease obligations (5)	56,900	12,444	18,707	13,533	12,216
Contingent liability	10,000	10,000	—	—	—
Total	$1,735,924	$130,551	$731,129	$253,830	$620,414

(1) Outstanding debt represents amounts due for our long-term notes.
(2) We order materials and supplies in advance or with minimum purchase quantities. We are obligated to pay for the materials and supplies when received.
(3) Internal Revenue Code Section 965 transition tax on accumulated unremitted earnings of foreign subsidiaries at December 31, 2017, paid in eight interest-free installments beginning in September 2018.
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

As of June 26, 2021, our gross unrecognized income tax benefits were $171.7 million which excludes $29.5 million of accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments of these amounts, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.

Off-Balance-Sheet Arrangements

As of June 26, 2021, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, short-term investments and notes payable. See Note 6: “Financial Instruments” in the Notes to Consolidated Financial Statements included in this Annual Report. We do not use derivative financial instruments to hedge the ongoing risk of interest rate volatility. At June 26, 2021, we maintained a significant portfolio of bank deposits, which are included in cash and cash equivalents. Our long-term notes payable are all fixed rate securities and as such, we have no financial statement risk associated with changes in interest rates related to these notes.

To assess the interest rate risk associated with our outstanding long-term debt portfolio, we performed sensitivity analysis for our long-term notes as of June 26, 2021, using a modeling technique that measures the change in the fair values arising from a hypothetical 100 basis points increase in the levels of interest rates across the entire yield curve, with all other variables held constant. The discount rates used were based on the market interest rates in effect at June 26, 2021. The sensitivity analysis indicated that a hypothetical 100 basis points increase in interest rates would result in a reduction in the fair values of our long-term notes of $37.7 million.

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

As of June 26, 2021, we had outstanding foreign currency derivative contracts with a total notional amount of $136.2 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 10% against the U.S. dollar, our foreign currency derivative contracts outstanding as of June 26, 2021 would experience an approximately $11.3 million gain (loss).

Foreign Exchange Contracts

The net unrealized gain or loss, if any, is potentially subject to market and credit risk as it represents appreciation (decline) of the hedge position against the spot exchange rates. The net realized and unrealized gains or losses from hedging foreign currency denominated assets and liabilities were immaterial during the fiscal years ended June 26, 2021 and June 27, 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 26, 2021. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 26, 2021.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of June 26, 2021. Management's assessment of internal control over financial reporting was conducted using the criteria in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of June 26, 2021, our internal control over financial reporting was effective, based on these criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting, as of June 26, 2021, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 26, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees are working remotely, and the Company is striving to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as follows, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Audit Committee and Audit Committee Financial Expert,” “Proposal No. 1 - Election of Directors” and “Delinquent Section 16(a) Reports.”

Information About Our Executive Officers

The following is information regarding our executive officers, including their positions and ages as of July 25, 2021.

Name	Age	Position
Tunç Doluca	63	President and Chief Executive Officer
Brian C. White	56	Senior Vice President and Chief Financial Officer
Vivek Jain	61	Senior Vice President, Technology and Manufacturing Group
Edwin B. Medlin	64	Senior Vice President, Chief Legal, Administrative and Compliance Officer
Jon Imperato	49	Senior Vice President, Worldwide Sales and Marketing

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

Jon Imperato joined Maxim Integrated in 1996 as an Account Manager and held various senior management roles in sales and marketing before being promoted to Vice President of Worldwide Sales and Marketing in October 2019. He was promoted to Senior Vice President of Worldwide Sales and Marketing in September 2020. He is responsible for the Company’s customer-facing organizations, which include Sales, Customer Operations, Field Applications Engineering, Distribution and Marketing. Mr. Imperato has over 20 years of sales experience in the semiconductor industry and has held various positions, including senior account executive, sales director for Maxim Integrated’s partner accounts, and vice president of North America sales. Mr. Imperato earned a bachelor's degree in Business Administration from Texas Christian University.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners, Directors and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors Matters” and “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Report:

		Page
(1)	Financial Statements	41
	Consolidated Balance Sheets as of June 26, 2021 and June 27, 2020	41
	Consolidated Statements of Income for each of the three years in the period ended June 26, 2021	42
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended June 26, 2021	43
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 26, 2021	44
	Consolidated Statements of Cash Flows for each of the three years in the period ended June 26, 2021	45
	Notes to Consolidated Financial Statements	47
	Report of Independent Registered Public Accounting Firm	77
(2)	Financial Statement Schedule
	The following financial statement schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements.
	Schedule II - Valuation and Qualifying Accounts	79
	All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b) Exhibits.

    See attached Index to Exhibits.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 26, 2021	June 27, 2020
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,291,399	$1,578,670
Short-term investments	—	35,536
Total cash, cash equivalents and short-term investments	2,291,399	1,614,206
Accounts receivable, net of allowances of $673 and $645	658,829	404,778
Inventories	237,414	259,626
Other current assets	30,643	39,219
Total current assets	3,218,285	2,317,829
Property, plant and equipment, net	554,339	550,406
Intangible assets, net	66,998	87,959
Goodwill	562,540	562,540
Other assets	120,937	110,569
TOTAL ASSETS	$4,523,099	$3,629,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$129,710	$91,982
Price adjustment and other revenue reserves	259,411	148,916
Income taxes payable	49,568	43,457
Accrued salary and related expenses	150,656	126,751
Accrued expenses	47,967	42,228
Total current liabilities	637,312	453,334
Long-term debt	995,460	994,022
Income taxes payable	343,964	385,072
Other liabilities	130,423	139,418
Total liabilities	2,107,159	1,971,846

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 2,000 shares, issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 960,000 shares
Issued and outstanding: 268,564 in 2021 and 266,797 in 2020	269	266
Additional paid-in capital	58,055	—
Retained earnings	2,370,900	1,671,786
Accumulated other comprehensive loss	(13,284)	(14,595)
Total stockholders' equity	2,415,940	1,657,457
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,523,099	$3,629,303

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands, except per share data)

Net revenues	$2,632,529	$2,191,395	$2,314,329
Cost of goods sold	872,183	758,743	813,823
Gross margin	1,760,346	1,432,652	1,500,506
Operating expenses:
Research and development	454,330	440,166	435,222
Selling, general and administrative	320,722	296,722	308,617
Intangible asset amortization	3,554	3,078	3,041
Impairment of long-lived assets	—	—	753
Severance and restructuring expenses	13,434	5,363	5,632
Other operating expenses (income), net	22,606	929	143
Total operating expenses	814,646	746,258	753,408
Operating income	945,700	686,394	747,098
Interest and other income (expense), net	(15,964)	(8,298)	7,323
Income before taxes	929,736	678,096	754,421
Provision (benefit) for income taxes	102,475	23,402	(73,065)
Net income	$827,261	$654,694	$827,486

Earnings per share:
Basic	$3.09	$2.43	$3.01
Diluted	$3.05	$2.41	$2.97

Weighted-average shares used in the calculation of earnings per share:
Basic	267,546	269,341	274,966
Diluted	270,872	272,028	278,777

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Net income	$827,261	$654,694	$827,486
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and (losses) on available-for-sale securities, net of tax benefit (expense) of $16 in 2021, $(25) in 2020, and $(175) in 2019	(119)	160	3,629
Change in net unrealized gains and (losses) on cash flow hedges, net of tax benefit (expense) of $274 in 2021, $(51) in 2020, and $(354) in 2019	(1,467)	265	1,808
Change in net unrealized gains and (losses) on postretirement benefits, net of tax benefit (expense) of $(415) in 2021, $284 in 2020, and $42 in 2019	2,897	(3,666)	(1,806)
Other comprehensive income (loss), net	1,311	(3,241)	3,631
Total comprehensive income	$828,572	$651,453	$831,117

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
	(in thousands)

Balance, June 30, 2018	278,664	$279	—	$1,945,646	$(14,985)	$1,930,940
Net income	—	—	—	827,486	—	827,486
Other comprehensive income (loss), net	—	—	—	—	3,631	3,631
Repurchase of common stock	(9,839)	(9)	(125,457)	(413,685)	—	(539,151)
Cumulative effect-adjustment for adoption of ASU 2016-01	—	—	—	2,487	—	2,487
Net issuance of restricted stock units	1,259	1	(29,690)	—	—	(29,689)
Stock options exercised	893	1	24,399	—	—	24,400
Stock-based compensation	—	—	87,102	—	—	87,102
Modification of liability to equity instruments(1)	—	—	3,471	—	—	3,471
Common stock issued under Employee Stock Purchase Plan	875	—	40,175	—	—	40,175
Dividends paid, $1.84 per common share	—	—	—	(505,576)	—	(505,576)
Balance, June 29, 2019	271,852	$272	$—	$1,856,358	$(11,354)	$1,845,276
Net income	—	—	—	654,694	—	654,694
Other comprehensive income (loss), net	—	—	—	—	(3,241)	(3,241)
Repurchase of common stock	(7,892)	(6)	(120,754)	(320,051)	—	(440,811)
Cumulative effect-adjustment for adoption of ASU 2016-02	—	—	—	(2,053)	—	(2,053)
Net issuance of restricted stock units	1,254	—	(35,877)	—	—	(35,877)
Stock options exercised	670	—	18,870	—	—	18,870
Stock-based compensation	—	—	95,501	—	—	95,501
Common stock issued under Employee Stock Purchase Plan	913	—	42,260	—	—	42,260
Dividends paid, $1.92 per common share	—	—	—	(517,162)	—	(517,162)
Balance, June 27, 2020	266,797	$266	$—	$1,671,786	$(14,595)	$1,657,457
Net income	—	—	—	827,261	—	827,261
Other comprehensive income (loss), net	—	—	—	—	1,311	1,311
Repurchase of common stock	(150)	—	(9,201)	—	—	(9,201)
Net issuance of restricted stock units and awards	1,422	1	(61,881)	—	—	(61,880)
Stock options exercised	104	—	2,965	—	—	2,965
Stock-based compensation	—	—	107,676	—	—	107,676
Common stock issued under Employee Stock Purchase Plan	391	2	18,496	—	—	18,498
Dividends paid, $0.48 per common share	—	—	—	(128,147)	—	(128,147)
Balance, June 26, 2021	268,564	$269	$58,055	$2,370,900	$(13,284)	$2,415,940
(1) In December 2018, $3.5 million was reclassified from accrued salaries to additional paid-in capital due to a settlement agreement relating to the expiration of stock options.

See accompanying Notes to Consolidated Financial Statements.

MAXIM INTEGRATED PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Cash flows from operating activities:
Net income	$827,261	$654,694	$827,486
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	107,993	95,431	86,977
Depreciation and amortization	96,456	108,533	110,745
Deferred taxes	(5,331)	8,994	13,957
In-Process Research & Development written-off	1,220	—	—
Loss on sale or disposal of property, plant and equipment	(260)	1,191	3,967
Fair value of contingent consideration	5,835	—	—
Others	1,745	11,353	(3)
Changes in assets and liabilities:
Accounts receivable	(254,229)	(42,335)	62,252
Inventories	21,896	(8,671)	36,003
Other assets	(17,343)	(86,299)	(14,901)
Accounts payable	22,187	7,594	(10,272)
Price adjustment and other revenue reserves	110,673	48,426	(41,162)
Income taxes payable	(34,997)	(74,814)	(176,114)
All other accrued liabilities	41,154	76,758	(23,095)
Net cash provided by (used in) operating activities	924,260	800,855	875,840

Cash flows from investing activities:
Purchases of property, plant and equipment	(64,942)	(67,049)	(82,823)
Proceeds from sale of property, plant, and equipment	94	392	340
Proceeds from sale of available-for-sale securities	1,500	1,290	30,192
Proceeds from maturity of available-for-sale securities	33,901	104,286	1,130,514
Payment in connection with business acquisition, net of cash acquired	—	(69,270)	(2,949)
Purchases of available-for-sale securities	—	—	(214,587)
Purchases of investments in privately-held companies	(1,345)	(1,960)	(3,176)
Proceeds from sale of investments in privately-held companies	281	378	—
Other investing activities	—	(116)	(600)
Net cash provided by (used in) investing activities	(30,511)	(32,049)	856,911

Cash flows from financing activities
Contingent consideration paid	(10,000)	(8,000)	(9,052)
Repayment of notes payable	—	—	(500,000)
Net issuance of restricted stock units and awards	(61,880)	(35,877)	(29,689)
Proceeds from stock options exercised	2,965	18,870	24,400
Issuance of common stock under employee stock purchase program	18,498	42,260	40,175
Repurchase of common stock	(9,201)	(440,811)	(539,151)
Dividends paid	(128,147)	(517,162)	(505,576)
Net cash used in financing activities	(187,765)	(940,720)	(1,518,893)

Net increase (decrease) in cash, cash equivalents and restricted cash	705,984	(171,914)	213,858

Cash, cash equivalents and restricted cash:
Beginning of year	1,585,428	1,757,342	1,543,484
End of year	$2,291,412	$1,585,428	$1,757,342

Supplemental disclosures of cash flow information:
Cash paid, net, for income taxes	$140,808	$98,211	$98,104
Cash paid for interest	$34,126	$34,126	$40,376

Noncash financing and investing activities:
Accounts payable related to property, plant and equipment purchases	$27,126	$11,586	$12,090

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,291,399	$1,578,670	$1,757,342
Restricted cash in other assets	13	6,758	—
Total cash, cash equivalents and restricted cash	$2,291,412	$1,585,428	$1,757,342

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

The Company has a 52-to-53-week fiscal year that ends on the last Saturday of June. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2021, 2020, and 2019 were each 52-week fiscal years (ended on June 26, 2021, June 27, 2020, and June 29, 2019, respectively).

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

On October 8, 2020, the ADI Merger was approved by both the Company’s stockholders and shareholders of Analog Devices. The completion of the ADI Merger is subject to other customary closing conditions, including the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the transaction is expected to close in the summer of 2021. The Company cannot guarantee that the ADI Merger will be completed in a timely basis or at all or that, if completed, it will be completed on the terms set forth in the ADI Merger Agreement. On July 12, 2021, the outside date following which the ADI Merger Agreement may be terminated (subject to certain limitations) was automatically extended from July 12, 2021 to October 12, 2021 due to the pendency of certain required regulatory approvals. During the year ended June 26, 2021, the Company incurred $15.3 million in merger related expenses primarily consisting of legal and professional services, which were included within Other operating expenses (income), net in the Consolidated Statements of Income.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

The ongoing novel coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The Company is not aware of events or circumstances that would require an update to its estimates, judgments, or adjustments to the carrying values of its assets or liabilities as of August 20, 2021, the date of issuance of this Annual Report on Form 10-K. These estimates may change as developments occur and as the Company obtains additional information. These future developments are highly uncertain, and the outcomes, unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Related Party Transactions

Two members of the Company's Board of Directors are also a member of the Board of Directors of customers of Maxim Integrated: Flextronics International Ltd. and Teradyne, Inc. During the fiscal years ended June 26, 2021, June 27, 2020, and June 29, 2019, the Company sold approximately $74.8 million, $58.0 million, and $44.7 million, respectively, in products to Flextronics International Ltd., a contract manufacturer, and approximately $59.1 million, $39.1 million, and $17.8 million, respectively, in products to Teradyne, Inc., a supplier of automation equipment for test and industrial applications, in the ordinary course of its business.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in ASC No. 740-10, Income Taxes (“ASC 740-10”). The Company records the amount of taxes payable or refundable for the current and prior years and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has elected to treat U.S. tax generated by the Global Intangible Low-Taxed Income provisions as a period expense. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units, restricted stock awards and market stock units, and the assumed issuance of common stock under the stock purchase plan. The number of incremental shares from the assumed issuance of common stock under the stock purchase plan is calculated by applying the treasury stock method.

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

Concentration of Credit Risk

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. In fiscal 2021, 54% of our revenues were generated from sales made through distributors which includes distribution sales to Samsung and catalog distributors. The Company's primary distributor is Avnet Electronics (“Avnet”). Avnet accounted for 21%, 22% and 22% of revenues in fiscal years 2021, 2020 and 2019, respectively, and 28% and 28% of accounts receivable as of June 26, 2021 and June 27, 2020, respectively. Sales to WT Microelectronics ("WT") accounted for 17% and 13% of net revenues in fiscal years 2021 and 2020, respectively, and 33% and 22% of accounts receivable as of June 26, 2021 and June 27, 2020, respectively. Avnet and WT, like our other distributors, are not end customers, but rather serve as a channel of sale to many end users of the Company's products. Sales (through direct sales and distributors) to Samsung, the Company's largest end customer in 2019, accounted for 10% of net revenues in fiscal year 2019 and 4% and 4% of accounts receivable as of June 26, 2021 and June 27, 2020, respectively. No other customer accounted for 10% or more of net revenues in fiscal years 2021, 2020 and 2019. No other customer accounted for 10% or more of the Company's accounts receivable as of June 26, 2021 and June 27, 2020.

The Company maintains cash, cash equivalents, and short-term investments with various high credit quality financial institutions, limits the amount of credit exposure to any one financial institution or instrument, and is exposed to credit risk in the event of default by these institutions to the extent of amounts recorded at the balance sheet date.

Recently Issued Accounting Pronouncements

New Accounting Update Recently Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company adopted ASU 2016-13 in the first quarter of fiscal year 2021 using the modified retrospective method. The effect on our consolidated financial statements and related disclosures is not material.

NOTE 3: BALANCE SHEET COMPONENTS

Inventories consist of:

	June 26, 2021	June 27, 2020
	(in thousands)
Raw materials	$18,809	$18,287
Work-in-process	155,734	164,061
Finished goods	62,871	77,278
Total inventories	$237,414	$259,626

Property, plant and equipment, net, consist of:

	June 26, 2021	June 27, 2020
	(in thousands)
Land	$17,720	$17,720
Buildings and building improvements	322,072	312,999
Machinery, equipment and software	1,380,743	1,323,791
Total	1,720,535	1,654,510
Less: accumulated depreciation and amortization	(1,166,196)	(1,104,104)
Total property, plant and equipment, net	$554,339	$550,406

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded $76.7 million, $92.6 million and $86.4 million of depreciation expense in fiscal years 2021, 2020 and 2019, respectively.

Accrued salary and related expenses consist of:

	June 26, 2021	June 27, 2020
	(in thousands)
Accrued bonus	$86,387	$66,662
Accrued vacation	38,600	33,992
Accrued salaries	12,621	12,153
Accrued fringe benefits	4,182	4,077
Other	8,866	9,867
Total accrued salary and related expenses	$150,656	$126,751

NOTE 4: DISAGGREGATION OF REVENUE

The following table summarizes net revenue disaggregated by end market. The Company classifies end market revenue by using estimates and assumptions based on historical experience and knowledge of current conditions, given available information.

	For the Year Ended
	June 26, 2021		June 27, 2020		June 29, 2019
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Automotive	$774,301	29.4%	$560,668	25.6%	$588,872	25.5%
Communications and Data Center	465,067	17.7%	481,885	22.0%	436,037	18.8%
Consumer	530,300	20.1%	439,516	20.0%	554,754	24.0%
Industrial	862,861	32.8%	709,326	32.4%	734,666	31.7%
	$2,632,529		$2,191,395		$2,314,329
Note: The Company has updated the year ended June 27, 2020 and June 29, 2019 market revenue to conform to the current period presentation of Major End-Market estimates, due to a change in product classification.

The following table summarizes net revenue disaggregated by sales channel:

	For the Year Ended
	June 26, 2021		June 27, 2020		June 29, 2019
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Distributors	$1,430,677	54%	$1,147,387	52%	$1,062,818	46%
Direct customer	1,201,852	46%	1,044,008	48%	1,251,511	54%
	$2,632,529		$2,191,395		$2,314,329

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's Level 3 assets and liabilities consist of contingent consideration liabilities related to acquisitions.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 26, 2021				As of June 27, 2020
	Fair Value				Fair Value
	Measurements Using			Total	Measurements Using			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents
Money market funds	$—	$—	$—	$—	$61,814	$—	$—	$61,814
Short term investments
Corporate debt securities	—	—	—	—	—	35,536	—	35,536
Other current assets
Foreign currency forward contracts	—	226	—	226	—	1,151	—	1,151
Total	$—	$226	$—	$226	$61,814	$36,687	$—	$98,501

Liabilities
Accrued expenses
Foreign currency forward contracts	$—	$1,208	$—	$1,208	$—	$341	$—	$341
Contingent consideration	—	—	10,000	10,000	—	—	10,000	10,000
Other liabilities
Contingent consideration	—	—	—	—	—	—	4,165	4,165
Total	$—	$1,208	$10,000	$11,208	$—	$341	$14,165	$14,506

Changes in contingent consideration liability:

(in thousands)
Balance, June 29, 2019	$9,052
Addition	14,165
Payment	(8,000)
Adjustment	(1,052)
Balance, June 27, 2020	14,165
Addition	—
Payment	(10,000)
Adjustment	5,835
Balance, June 26, 2021	$10,000

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The $5.8 million adjustment to the contingent consideration liability for the fiscal year ended June 26, 2021, was recorded within Other operating expenses (income), net in the Consolidated Statements of Income.

During the fiscal years ended June 26, 2021 and June 27, 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 26, 2021 and June 27, 2020.

As of June 26, 2021 and June 27, 2020, private company investments amounted to $30.0 million and $20.6 million, respectively. The aggregate amount of unrealized gains (losses) recognized from these investments were $4.7 million and $(4.3) million, respectively, as of June 26, 2021 and June 27, 2020.

The Company recorded $8.1 million, $(1.3) million and $0.0 million of unrealized gains (losses) on private company investments, during the fiscal years ended June 26, 2021, June 27, 2020 and June 29, 2019, respectively. Unrealized gains (losses) on private company investments are recorded in Interest and other income (expense), net in the Company's Consolidated Statements of Income.

NOTE 6: FINANCIAL INSTRUMENTS

Short-term investments
Fair values were as follows:

	June 26, 2021				June 27, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
Corporate debt securities	$—	$—	$—	$—	$35,417	$137	$(18)	$35,536
Total available-for-sale investments	$—	$—	$—	$—	$35,417	$137	$(18)	$35,536

In the fiscal years ended June 26, 2021 and June 27, 2020, the Company did not recognize any impairment charges on short-term investments. All available-for-sale investments have matured as of June 26, 2021.
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

Derivatives designated as cash flow hedging instruments

The Company designates certain forward contracts as hedging instruments pursuant to ASC No. 815, Derivatives and Hedging (“ASC 815”). As of June 26, 2021 and June 27, 2020, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $79.0 million and $61.6 million, respectively and the notional amounts of forward contracts the Company held to sell international currencies in exchange for U.S. Dollars were $0.2 million and $0.0, respectively.

Derivatives not designated as hedging instruments

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 26, 2021 and June 27, 2020, respectively, the notional amounts of the forward contracts the Company held to purchase international currencies were $45.7 million and $32.3 million, respectively, and the notional amounts of forward contracts the Company held to sell international currencies were $11.4 million and $12.0 million, respectively.

The fair values of outstanding foreign currency forward contracts and gain (loss) included in the Consolidated Statements of Income were not material for the fiscal years ended June 26, 2021 and June 27, 2020.

Effect of hedge accounting on the Consolidated Statements of Income

The following table summarizes the gains and (losses) from hedging activities recognized in the Company's Consolidated Statements of Income:

	June 26, 2021			June 27, 2020
	Net Revenue	Cost of Goods Sold	Operating Expenses	Net Revenue	Cost of Goods Sold	Operating Expenses
	(in thousands)
Income and expenses line items in which the effects of cash flow hedges are recorded	$2,632,529	$872,183	$814,646	$2,191,395	$758,743	$746,258

Gain (loss) on cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$796	$2,117	$—	$(42)	$(1,535)

Outstanding debt obligations
The following table summarizes the Company's outstanding debt obligations:

	June 26, 2021	June 27, 2020
	(in thousands)
3.375% fixed rate notes due March 2023	$500,000	$500,000
3.45% fixed rate notes due June 2027	500,000	500,000
Total outstanding debt	1,000,000	1,000,000
Less: Reduction for unamortized discount and debt issuance costs	(4,540)	(5,978)
Total long-term debt	$995,460	$994,022

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for all the notes above based on their amortized cost. The discount and expenses are being amortized to Interest and other income (expense), net in the Consolidated Statements of Income over the life of the notes. The interest expense is recorded in Interest and other income (expense), net in the Consolidated Statements of Income. Amortized discount and expenses, as well as interest expense associated with the notes was $35.6 million, $35.6 million and $41.4 million during the years ended June 26, 2021, June 27, 2020, and June 29, 2019, respectively.

The estimated fair value of the Company's outstanding debt obligations was approximately $1.1 billion as of June 26, 2021. The estimated fair value of the debt is based primarily on observable market inputs and is a Level 2 measurement.

The Company recorded interest expense of $37.8 million, $38.0 million, and $43.5 million during the fiscal years ended June 26, 2021, June 27, 2020, and June 29, 2019, respectively.

Other financial instruments

For the balance of the Company's financial instruments, cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NOTE 7: STOCK-BASED COMPENSATION

At June 26, 2021, the Company had one stock incentive plan, the Company's 1996 Stock Incentive Plan (the “1996 Plan”) and one employee stock purchase plan, the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 1996 Plan was adopted by the Board of Directors to provide the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), restricted stock awards ("RSAs") and market stock units (“MSUs”) to employees, directors, and consultants.

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

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show total stock-based compensation expense by type of award, and the resulting tax effect, included in the Consolidated Statements of Income for fiscal years 2021, 2020 and 2019:

	For the year ended June 26, 2021
	Stock Options	Market Stock Units	Restricted Stock Units and Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$39	$1,673	$10,481	$1,562	$13,755
Research and development	12	3,116	39,464	3,155	45,747
Selling, general and administrative	253	6,778	39,787	1,673	48,491
Pre-tax stock-based compensation expense	$304	$11,567	$89,732	$6,390	$107,993
Less: income tax effect					9,709
Net stock-based compensation expense					$98,284

	For the year ended June 27, 2020
	Stock Options	Market Stock Units	Restricted Stock Units and Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$31	$1,840	$7,455	$2,851	$12,177
Research and development	14	3,307	35,145	6,236	44,702
Selling, general and administrative	254	7,521	27,356	3,421	38,552
Pre-tax stock-based compensation expense	$299	$12,668	$69,956	$12,508	$95,431
Less: income tax effect					9,415
Net stock-based compensation expense					$86,016

	For the year ended June 29, 2019
	Stock Options	Market Stock Units	Restricted Stock Units and Awards	Employee Stock Purchase Plan	Total
	(in thousands)
Cost of goods sold	$35	$1,527	$6,201	$2,324	$10,087
Research and development	9	2,835	33,347	5,433	41,624
Selling, general and administrative	232	6,747	25,331	2,956	35,266
Pre-tax stock-based compensation expense	$276	$11,109	$64,879	$10,713	$86,977
Less: income tax effect					8,443
Net stock-based compensation expense					$78,534

In connection with the proposed ADI Merger, on September 1, 2020, the Company’s Board of Directors granted RSAs to certain employees. For employees who made Internal Revenue Code Section 83(b) elections, Maxim Integrated accelerated a portion of the RSAs to satisfy tax withholding requirements. The Company recorded $8.7 million of stock-based compensation expense related to the accelerated RSAs during fiscal year 2021. Additionally, in connection with the proposed ADI Merger, the Company modified equity awards held by certain executives by accelerating the vesting of 0.2 million outstanding RSU awards that otherwise would have vested at various dates through calendar year 2023. The Company recognized an additional $5.1 million of stock-based compensation expense related to these RSU modifications during fiscal year 2021.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The fair value of options granted to employees under the 1996 Plan is estimated on the date of grant using the Black-Scholes option valuation model.

The Company did not grant any stock options in fiscal years 2021, 2020 or 2019.

The following table summarizes outstanding, exercisable and vested and expected to vest stock options as of June 26, 2021 and their activity during fiscal years 2021, 2020 and 2019:

	Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price
Balance, June 30, 2018	1,688,253	$27.72
Options Granted	—	—
Options Exercised	(907,401)	27.22
Options Cancelled	(3,439)	28.08
Balance, June 29, 2019	777,413	28.30
Options Granted	—	—
Options Exercised	(656,391)	28.26
Options Cancelled	(16,575)	27.30
Balance, June 27, 2020	104,447	28.76
Options Granted	—	—
Options Exercised	(104,447)	28.75
Options Cancelled	—	$—
Balance, June 26, 2021	—	$—	0.0	$—
Exercisable as of June 26, 2021	—	$—	0.0	$—
Vested and expected to vest, June 26, 2021	—	$—	0.0	$—

The total intrinsic value of options exercised during fiscal years 2021, 2020 and 2019 were $2.2 million, $20.1 million and $27.5 million, respectively.

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

The weighted average fair value of RSUs and RSAs was $71.83, $49.57 and $53.97 per share for fiscal years 2021, 2020 and 2019, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes outstanding and expected to vest RSUs and RSAs as of June 26, 2021 and their activity during fiscal years 2021, 2020 and 2019:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance, June 30, 2018	5,524,432
Restricted stock units and restricted stock awards granted	1,694,294
Restricted stock units and restricted stock awards released	(1,779,317)
Restricted stock units and restricted stock awards cancelled	(521,103)
Balance, June 29, 2019	4,918,306
Restricted stock units and restricted stock awards granted	1,834,828
Restricted stock units and restricted stock awards released	(1,700,518)
Restricted stock units and restricted stock awards cancelled	(446,024)
Balance, June 27, 2020	4,606,592
Restricted stock units and restricted stock awards granted	1,553,239
Restricted stock units and restricted stock awards released	(1,759,355)
Restricted stock units and restricted stock awards cancelled	(396,786)
Balance, June 26, 2021	4,003,690	1.7	$411,018,815
Expected to vest as of June 26, 2021	3,419,394	1.4	$351,034,954

(1)     Aggregate intrinsic value for RSUs and RSAs represents the closing price per share of the Company's common stock on June 25, 2021, the last business day preceding the fiscal year end, multiplied by the number of RSUs and RSAs outstanding, or expected to vest as of June 26, 2021.

The Company withheld shares totaling $61.9 million in value as a result of employee withholding taxes based on the value of the RSUs and RSAs on their vesting date for the fiscal year ended June 26, 2021. The total payments for the employees' tax obligations to the taxing authorities are reflected as financing activities within the Consolidated Statements of Cash Flows.

As of June 26, 2021, there was $154.9 million of unrecognized compensation cost related to 4.0 million unvested RSUs and RSAs, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Market Stock Units

The Company grants MSUs to senior members of management in lieu of granting stock options. For MSUs granted in September 2017, September 2018, and September 2019, the performance metrics for this program are based on the total shareholder return ("TSR") of the Company relative to the TSR of the other companies included in the Semiconductor Exchange Traded Fund index SPDR S&P ("XSD"). The fair value of MSUs is estimated using a Monte Carlo simulation model on the date of grant. The Company also estimates forfeitures at the time of grant and makes revisions to forfeitures on an annual basis. Compensation expense is recognized based on the initial valuation and is not subsequently adjusted as a result of the Company’s performance relative to that of the TSR of the companies included in the XSD. Vesting for MSUs is contingent upon both service and market conditions and has a four-year vesting cliff period. MSUs granted in September 2017, September 2018 and September 2019 vest based upon annual performance and are subject to continued service through the end of the four-year period but will continue to vest post-employment at the Company for certain individuals satisfying specific eligibility requirements. As a result of the ADI Merger Agreement, in September 2020, the Company granted RSUs in lieu of MSUs (or RSAs in lieu of RSUs and MSUs for any potential “disqualified individuals” within the meaning of Section 280G of the Internal Revenue Code, which RSAs will not be eligible for dividends or dividend equivalent rights).

No MSUs were granted during the fiscal year ended June 26, 2021. The weighted-average fair value of MSUs granted was $54.70 and $75.48 per share for fiscal years 2020 and 2019, respectively.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the number of MSUs outstanding and expected to vest as of June 26, 2021 and their activity during fiscal years 2021, 2020 and 2019:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance, June 30, 2018	1,079,064
Market stock units granted	247,804
Market stock units released	(13,594)
Market stock units cancelled	(264,742)
Balance, June 29, 2019	1,048,532
Market stock units granted	259,984
Market stock units released	(183,974)
Market stock units cancelled	(153,322)
Balance, June 27, 2020	971,220
Market stock units granted	—
Market stock units released	—
Market stock units cancelled	(237,576)
Balance, June 26, 2021	733,644	1.1	$75,315,893
Expected to vest as of June 26, 2021	918,617	0.9	$94,305,236

(1)     Aggregate intrinsic value for MSUs represents the closing price per share of the Company’s common stock on June 25, 2021, the last business day preceding the fiscal quarter-end, multiplied by the number of MSUs outstanding or expected to vest as of June 26, 2021.

As of June 26, 2021, there was $13.6 million of unrecognized compensation cost related to 0.7 million unvested MSUs, which is expected to be recognized over a weighted average period of approximately 1.1 years.

At June 26, 2021, the Company had 14.6 million shares of its common stock available for issuance to employees and other recipients under the 1996 Plan.

Employee Stock Purchase Plan

Employees are granted rights to acquire common stock under the 2008 ESPP.

The Company issued 0.4 million shares of its common stock for total consideration of $18.5 million related to the 2008 ESPP during the fiscal year ended June 26, 2021. As of June 26, 2021, the Company had 5.0 million shares of its common stock reserved and available for future issuance under the 2008 ESPP.

The fair value of shares granted to employees under the 2008 ESPP in fiscal years 2021, 2020 and 2019 has been estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions for the offering periods outstanding:

For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
Expected holding period (in years)	0.5	0.5	0.5
Risk-free interest rate	0.2% - 1.6%	0.2% - 2.7%	1.6% - 2.6%
Expected stock price volatility	29.2% - 55.2%	28.4% - 55.2%	19.6% - 32.7%
Dividend yield	3.3% - 3.3%	3.1% - 3.4%	2.8% - 3.4%

As of June 26, 2021, there was $0 of unrecognized compensation expense related to the 2008 ESPP. At the end of the offering period in November 2020, the Company suspended the 2008 ESPP program pursuant to the terms of the ADI Merger Agreement.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands, except per share data)
Numerator for basic earnings per share and diluted earnings per share
Net income	$827,261	$654,694	$827,486

Denominator for basic earnings per share	267,546	269,341	274,966
Effect of dilutive securities:
Stock options, ESPP, RSUs, RSAs and MSUs	3,326	2,687	3,811
Denominator for diluted earnings per share	270,872	272,028	278,777

Earnings per share:
Basic	$3.09	$2.43	$3.01
Diluted	$3.05	$2.41	$2.97

For the fiscal years ended June 26, 2021, June 27, 2020 and June 29, 2019, no stock awards were determined to be anti-dilutive. Securities which would have been anti-dilutive are insignificant and were excluded from the computation of diluted earnings per share in all periods.

NOTE 9: LEASES

The Company's lease obligations consist of operating leases for domestic and international office facilities, data centers, and equipment. These leases expire at various dates through fiscal year 2031. For the years ended June 26, 2021, June 27, 2020 and June 29, 2019, the Company recorded operating lease expense of $12.1 million, $12.3 million and $10.2 million, respectively.

Leases are included in the following Consolidated Balance Sheet lines:

June 26, 2021
(in thousands)
Other assets	$47,769

Accrued expenses	$11,078
Other liabilities	$40,886

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of June 26, 2021 are as follows:

Operating Lease Obligations
Fiscal Year	(in thousands)
2022	$12,444
2023	9,939
2024	8,768
2025	7,098
2026	6,435
Thereafter	12,216
Total	56,900
Less imputed interest	4,936
Total	$51,964

Other information related to leases as of June 26, 2021 are as follows:

June 26, 2021

Supplemental cash flow information:
Operating cash flows used for operating leases, in thousands	$12,661

Weighted-average remaining lease term - operating leases, in years	6
Weighted-average discount rate - operating leases	3.09%

NOTE 10: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

In fiscal years 2021 and 2020, the Company elected to perform a qualitative analysis to assess impairment of goodwill rather than to perform the quantitative goodwill impairment test. The key qualitative factors considered in the assessment included the change in the industry and competitive environment, market capitalization, and overall financial performance. Based on the results of this qualitative analysis, the Company determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value. The Company concluded that goodwill was not impaired in fiscal years 2021 and 2020.

Activity and goodwill balances for the fiscal years ended June 26, 2021 and June 27, 2020 were as follows:

Goodwill
(in thousands)
Balance, June 29, 2019	$532,251
Acquisitions	30,289
Balance, June 27, 2020	562,540
Acquisitions	—
Balance, June 26, 2021	$562,540

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets

The useful lives of amortizing intangible assets are as follows:

Asset	Life
Intellectual property	1-10 years
Customer relationships	3-10 years
Trade name	1-4 years
Patents	5 years

Intangible assets consisted of the following:

	June 26, 2021			June 27, 2020
	Original Cost	Accumulated Amortization	Net	Original Cost	Accumulated Amortization	Net
	(in thousands)
Intellectual property	$530,191	$474,606	$55,585	$525,196	$458,418	$66,778
Customer relationships	118,335	111,499	6,836	118,335	108,603	9,732
Trade name	11,374	9,777	1,597	11,374	9,265	2,109
Backlogs	170	170	—	170	25	145
Patent	2,500	2,500	—	2,500	2,500	—
Total amortizable intangible assets	662,570	598,552	64,018	657,575	578,811	78,764
In-process Research and Development	2,980	—	2,980	9,195	—	9,195
Total intangible assets	$665,550	$598,552	$66,998	$666,770	$578,811	$87,959

During the fiscal year ended June 26, 2021, $5.0 million of IPR&D was completed and reclassified to amortizable Intellectual Property and wrote-off $1.2 million of IPR&D due to impairment.

The following table presents the amortization expense of intangible assets and its presentation in the Consolidated Statements of Income:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Cost of goods sold	$16,189	$12,860	$21,689
Intangible asset amortization	3,554	3,078	3,041
Total intangible asset amortization expenses	$19,743	$15,938	$24,730

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the estimated future amortization expense of intangible assets as of June 26, 2021:

Amount
Fiscal Year	(in thousands)
2022	$14,165
2023	13,680
2024	10,705
2025	10,426
2026	8,416
Thereafter	6,626
Total amortizable intangible assets	$64,018

NOTE 11: ACQUISITIONS

On May 11, 2020, the Company acquired a privately-held corporation specializing in motor and motion control technology. The aggregate purchase price of $87.0 million included cash consideration of $72.8 million and contingent consideration with an estimated fair value of $14.2 million. The contingent consideration is payable if the acquired company achieves certain financial milestones for the annual periods ending December 31, 2020 and December 31, 2021. During the fiscal year ended June 26, 2021, the estimated fair value of the contingent consideration was remeasured to $20.0 million due to surpassing financial milestone projections. Out of the $20.0 million contingent consideration, $10.0 million was paid during the year ended June 26, 2021. The acquired assets included $2.7 million of cash, $35.1 million of developed technology, $12.6 million of other intangible assets, and $6.3 million of other net assets. In connection with this acquisition, the Company also recorded $30.3 million of goodwill, which is expected to be deductible for tax purposes.

There were no acquisitions completed during the fiscal year 2021.

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

Net revenues from unaffiliated customers by geographic region were as follows:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
United States	$274,735	$237,579	$257,350
China	1,015,011	813,227	812,686
Rest of Asia	828,528	698,175	756,928
Europe	459,768	387,368	428,750
Rest of World	54,487	55,046	58,615
Total	$2,632,529	$2,191,395	$2,314,329

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net property, plant, and equipment by geographic region were as follows:

	Fiscal Year Ended
	June 26, 2021	June 27, 2020
	(in thousands)
United States	$342,985	$362,093
Philippines	90,916	88,660
Thailand	74,566	50,651
Rest of World	45,872	49,002
Total	$554,339	$550,406

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

Commitments

Future annual minimum payments for purchase commitments are as follows:

	Payment due by period
	Total	Fiscal year 2022	Fiscal year 2023	Fiscal year 2024	Fiscal year 2025	Fiscal year 2026	Thereafter
	(in thousands)
Inventory-related purchase obligations (1)	$299,552	$47,055	$45,085	$42,765	$40,647	$32,333	$91,667

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

NOTE 14: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income (loss) by component and related tax effects in the fiscal years ended June 26, 2021 and June 27, 2020 were as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized gain (loss) on intercompany receivables	Unrealized gain (loss) on postretirement benefits	Cumulative translation adjustment	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance, June 29, 2019	$(6,280)	$(4,322)	$(1,136)	$425	$(41)	$(11,354)
Other comprehensive income (loss) before reclassifications	—	—	—	(1,262)	185	(1,077)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(3,950)	—	1,578	—	(2,372)
Tax effects	—	284	—	(51)	(25)	208
Other comprehensive income (loss)	—	(3,666)	—	265	160	(3,241)
Balance, June 27, 2020	$(6,280)	$(7,988)	$(1,136)	$690	$119	$(14,595)
Other comprehensive income (loss) before reclassifications	—	—	—	1,203	(135)	1,068
Amounts reclassified out of accumulated other comprehensive income (loss)	—	3,312	—	(2,944)	—	368
Tax effects	—	(415)	—	274	16	(125)
Other comprehensive income (loss)	—	2,897	—	(1,467)	(119)	1,311
Balance, June 26, 2021	$(6,280)	$(5,091)	$(1,136)	$(777)	$—	$(13,284)

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

During fiscal years 2021, 2020 and 2019, the Company repurchased approximately 149.8 thousand, 7.9 million and 9.8 million shares of its common stock for $9.2 million, $440.8 million and $539.2 million, respectively. As of June 26, 2021, the Company had a remaining authorization of $0.7 billion for future share repurchases. The Company suspended its repurchase program on July 13, 2020, the date the Company announced its planned merger with ADI.

NOTE 16: INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Interest and other income (expense):
Interest (expense)	$(35,739)	$(35,797)	$(43,543)
Interest income	4,844	30,220	47,844
Other income (expense), net	14,931	(2,721)	3,022
Total	$(15,964)	$(8,298)	$7,323

As discussed in Note 6: "Financial Instruments", Interest expense consists primarily of interest expense associated with long-term notes. Interest expense associated with the notes was $35.6 million, $35.6 million and $41.4 million during the fiscal years ended June 26, 2021, June 27, 2020 and June 29, 2019, respectively. Interest expense associated with debt discounts and issuance fees was $1.4 million, $1.4 million and $2.0 million during the fiscal years ended June 26, 2021, June 27, 2020 and June 29, 2019, respectively. Interest income consists of interest earned on cash, cash equivalents, and short-term investments.

NOTE 17: INCOME TAXES

Pretax income was as follows:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Domestic pre-tax income	$69,061	$72,854	$103,016
Foreign pre-tax income	860,675	605,242	651,405
Total	$929,736	$678,096	$754,421

The provision (benefit) for income taxes consisted of the following:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Federal
Current	$86,965	$1,893	$(114,494)
Deferred	(2,815)	9,828	12,874
State
Current	321	(3,880)	9,842
Deferred	(866)	552	2,196
Foreign
Current	21,151	15,683	17,562
Deferred	(2,281)	(674)	(1,045)
Total provision (benefit) for income taxes	$102,475	$23,402	$(73,065)

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the Company's Federal statutory tax rate to the Company's effective tax rate is as follows:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	0.1	(0.5)	1.4
General business credits	(1.0)	(1.8)	(0.9)
Effect of foreign operations	(17.5)	(17.1)	(15.8)
Stock-based compensation	1.0	1.0	0.7
Interest accrual for uncertain tax positions	0.4	0.9	1.1
Transition Tax	—	1.0	9.0
Global intangible low taxed income	9.1	7.9	7.4
Settlement of uncertain tax positions	(1.4)	(7.5)	(33.4)
Other	(0.7)	(1.4)	(0.2)
Effective tax rate	11.0%	3.5%	(9.7)%

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allowed the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act was not completed. Provisional amounts were required to be adjusted within a one-year measurement period from the enactment date of the Act. In the second quarter of fiscal year 2018, the Company recorded a $236.9 million provisional Transition Tax charge. During the measurement period the Company gathered information and analyzed available guidance and in the second quarter of fiscal year 2019 recorded a $22.1 million Transition Tax charge, which increased the Company’s fiscal year 2019 tax rate by 2.9%. As of the end of the second quarter of fiscal year 2019, the accounting for income tax effects of the Act was completed.

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

On June 18, 2019, the U.S. Treasury and Internal Revenue Service (“IRS”) released temporary regulations under Internal Revenue Code ("IRC") Sections 245A and 954(c)(6) (the “Temporary Regulations”), which applied retroactively to intercompany dividends occurring after December 31, 2017. The Temporary Regulations limit the applicability of the foreign personal holding company income (“FPHCI”) look-through exception for certain intercompany dividends received by a controlled foreign corporation. Before application of the retroactive Temporary Regulations, the Company benefited in fiscal years 2018 and 2019 from the FPHCI look-through exception. On August 21, 2020, the U.S. Treasury and IRS released final regulations under IRC Sections 245A and 954(c)(6) (the “Final Regulations”), which generally apply to years ending on or after June 14, 2019. The relevant sections of the Final Regulations are substantially the same as the Temporary Regulations. The Temporary Regulations apply to fiscal year 2018 and the Final Regulations apply to fiscal year 2019 intercompany dividends. The Company does not have any intercompany dividends after fiscal year 2019 that are impacted by relevant sections of the Temporary Regulations or Final Regulations. The Company previously analyzed the relevant Temporary Regulations and concluded that they were not validly issued, a conclusion which the Company determined was not altered by issuance of the Final Regulations. The Company also analyzed the relevant Final Regulations and concluded that they were not validly issued. Therefore, the Company did not account for the effects of the Temporary Regulations or Final Regulations in its results of operations for any prior fiscal period.

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company received a private letter ruling (“PLR”) from the IRS, dated May 24, 2021, allowing IRC Section 9100 relief to make a late disregarded entity (“DRE”) election for the foreign subsidiary that paid the fiscal year 2018 and 2019 intercompany dividends impacted by relevant sections of the retroactive Temporary Regulations or Final Regulations. Fiscal year 2018 and 2019 intercompany dividends impacted by the retroactive Temporary Regulations or Final Regulations will be disregarded for U.S. tax purposes because of the late DRE election, and therefore will not be subject to the adverse tax consequences generated by relevant sections of the retroactive Temporary Regulations or Final Regulations. The PLR allows the Company to file a late DRE election by September 21, 2021 and is contingent on the Company filing amended fiscal year 2018 – 2020 federal tax returns, by September 21, 2021, to reflect the tax impact of the late DRE election, which is immaterial. The Company filed the late DRE election on July 7, 2021 and intends to file the amended federal tax returns by September 21, 2021.

As of June 26, 2021, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $166.8 million that are intended to be indefinitely reinvested outside the U.S. No deferred tax liability has been recognized for the repatriation of these earnings. At June 26, 2021, the unrecognized deferred tax liability on these earnings was $28.4 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities were as follows:

	June 26, 2021	June 27, 2020
	(in thousands)
Deferred tax assets:
Accrued compensation	$23,061	$8,750
Stock-based compensation	10,217	10,476
Net operating loss carryovers	43,559	40,933
Tax credit carryovers	103,222	97,870
Other reserves and accruals not currently deductible for tax purposes	17,221	17,580
Other	12,311	11,626
Total deferred tax assets	209,591	187,235

Deferred tax liabilities:
Fixed assets and intangible assets cost recovery, net	(57,082)	(58,293)
Unremitted earnings of foreign subsidiaries	(16,870)	(9,968)
Other	(5,681)	(3,080)
Total deferred tax liabilities	(79,633)	(71,341)

Net deferred tax assets before valuation allowance	129,958	115,894
Valuation allowance	(143,988)	(135,751)
Net deferred tax assets (liabilities)	$(14,030)	$(19,857)

The valuation allowance as of June 26, 2021 and June 27, 2020 primarily relates to certain state and foreign net operating loss carryforwards and certain state tax credit carryforwards. The valuation allowance increased by $8.2 million in fiscal year 2021.

As of June 26, 2021, the Company has $13.3 million of federal net operating loss carryforwards expiring at various dates between fiscal years 2022 and 2033, $39.4 million of state net operating loss carryforwards expiring at various dates through fiscal year 2033, $152.2 million of foreign net operating loss carryforwards with no expiration date, $121.1 million of state tax credit carryforwards with no expiration date, and $6.4 million of state tax credit carryforwards expiring at various dates through fiscal year 2036.

The Company classifies unrecognized tax benefits as (i) a current liability to the extent that payment is anticipated within one year; (ii) a non-current liability to the extent that payment is not anticipated within one year; (iii) a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets such as operating loss or tax credit carryforwards or to the extent that operating loss or tax credit carryforwards would be able to offset the additional tax liability

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
generated by unrecognized tax benefits; or (iv) a reduction to income tax refund receivables, in other assets, to the extent that the unrecognized tax benefit relates to income tax refund claims that have been filed, but not paid.

A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits, is as follows:

	For the Year Ended
	June 26, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Balance as of beginning of year	$174,275	$220,397	$591,458
Tax positions related to current year:
Addition	4,915	3,459	6,974
Tax positions related to prior year:
Addition	1,687	5,626	20,851
Reduction	(7,493)	(48,944)	(236,705)
Settlements	—	(6,263)	(161,847)
Lapses in statutes of limitations	(1,661)	—	(334)
Balance as of end of year	$171,723	$174,275	$220,397

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

The total amount of gross unrecognized tax benefits as of June 26, 2021 that, if recognized, would affect the effective tax rate is $119.4 million. $52.3 million of unrecognized tax benefits would be offset by an increase in the valuation allowance for deferred tax assets and thus would not affect the effective tax rate.

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

The Company reports interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount, before the federal and state benefit, of interest and penalties recognized in income tax expense during the fiscal years ended June 26, 2021, June 27, 2020, and June 29, 2019 was $3.8 million, $(5.9) million and $(30.2) million, respectively, and the total amount of interest and penalties accrued as of June 26, 2021, June 27, 2020, and June 29, 2019 was $29.5 million, $24.6 million, and $31.7 million, respectively.

The Company’s federal corporate income tax returns are audited on a recurring basis by the IRS. In fiscal year 2020, the IRS commenced an audit of the Company’s federal corporate income tax returns for fiscal years 2015 through 2017, which is ongoing. The Company expects that the IRS will commence an audit of the Company’s federal corporate income tax returns for fiscal years 2018 through 2020 in fiscal year 2022.

A summary of the fiscal tax years that remain subject to examination, as of June 26, 2021, for the Company's major tax jurisdictions are as follows:

United States - Federal	2015	-	Forward
Ireland	2017	-	Forward

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: BENEFITS

Defined contribution plan

U.S. employees are automatically enrolled in the Maxim Integrated 401(k) Plan (the "Plan") when they meet eligibility requirements unless they decline participation. Under the terms of the Plan, the Company matches 100% of the employee contributions for the first 3% of employee eligible compensation and an additional 50% match for the next 2% of employee eligible compensation, up to the IRS Annual Compensation Limits. Total defined contribution expense was $11.7 million, $11.2 million and $11.6 million in fiscal years 2021, 2020 and 2019, respectively.

Non-U.S. Pension Benefits

The Company sponsors defined-benefit pension plans in certain countries. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, with third party trustees, or into government-managed accounts, and accrues for the unfunded portion of the obligation.

The Company sponsors retirement plans for employees in the Philippines and certain other countries. These plans are non-contributory and defined benefit types that provide retirement to employees equal to one-month salary for every year of credited service. The benefits are paid in a lump sum amount upon retirement or separation from the Company. Total defined benefit liability was $19.1 million and $18.0 million as of June 26, 2021 and June 27, 2020, respectively. Total accumulated other comprehensive loss related to this retirement plan was $4.6 million, $6.3 million and $3.0 million for the fiscal years 2021, 2020, and 2019, respectively.

U.S. Employees Postretirement Medical Expense & Funded Status Reconciliation

The Company provides postretirement medical expenses to certain former employees of Dallas Semiconductor and to certain Maxim Integrated executives. The Company adopted the postretirement medical plan as a result of the Company's acquisition of Dallas Semiconductor in 2001. A reconciliation of the funded status of these postretirement benefits, is as follows:

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 26, 2021	Estimated Fiscal Year 2022 Expense	June 27, 2020	Fiscal Year 2021 Expense
	(in thousands, except percentages)
Accumulated postretirement benefit obligation:
Retirees and beneficiaries	$(19,483)		$(19,115)
Active participants	—		(1,413)
Funded status	$(19,483)		$(20,528)

Actuarial gain (loss)	$1,152		$705
Prior service cost	—		—

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$725		$1,877
Prior service cost	—		249
Total	$725		$2,126

Net periodic postretirement benefit cost:
Interest cost		$527		$524
Amortization:
Prior service cost		—		249
Total net periodic postretirement benefit cost		$527		$773

Employer contributions		$420		$740

Economic assumptions:
Discount rate	2.9%		2.6%
Medical trend	6.75%-5.00%		7.00%-5.00%

The following benefit payments are expected to be paid:

Non-Pension Benefits
Fiscal Year	(in thousands)
2022	$851
2023	819
2024	870
2025	919
2026	903
Thereafter	15,121
Total	$19,483

Dallas Semiconductor Split-Dollar Life Insurance

As a result of the Company's acquisition of Dallas Semiconductor in 2001, the Company assumed responsibility associated with a split-dollar life insurance policy held by a former Dallas Semiconductor director. The policy is owned by the individual with the Company retaining a limited collateral assignment.

The Company had $8.4 million and $8.5 million included in Other assets in the Consolidated Balance Sheets as of June 26, 2021 and June 27, 2020, respectively, associated with the limited collateral assignment to the policy. The Company had a $9.4

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million and $9.7 million obligation included in Other Liabilities in the Consolidated Balance Sheets as of June 26, 2021 and June 27, 2020, respectively, related to the anticipated continued funding associated with the policy.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2021	June 26, 2021	March 27, 2021	December 26, 2020	September 26, 2020
	(in thousands, except percentages and per share data)
Net revenues	$719,855	$665,029	$628,288	$619,357
Cost of goods sold	235,830	222,144	211,866	202,343
Gross margin	$484,025	$442,885	$416,422	$417,014
Gross margin %	67.2%	66.6%	66.3%	67.3%
Operating income	$283,337	$247,264	$213,665	$201,434
% of net revenues	39.4%	37.2%	34.0%	32.5%
Net income	$253,739	$220,063	$183,945	$169,514

Earnings per share:
Basic	$0.95	$0.82	$0.69	$0.64
Diluted	$0.93	$0.81	$0.68	$0.63

Shares used in the calculation of earnings per share:
Basic	268,160	267,892	267,299	266,831
Diluted	271,445	271,396	270,792	269,529

Dividends declared and paid per share	$—	$—	$—	$0.48

MAXIM INTEGRATED PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Fiscal Year 2020	June 27, 2020	March 28, 2020	December 28, 2019	September 28, 2019
	(in thousands, except percentages and per share data)
Net revenues	$545,369	$561,916	$551,070	$533,040
Cost of goods sold	183,001	195,479	190,546	189,717
Gross margin	$362,368	$366,437	$360,524	$343,323
Gross margin %	66.4%	65.2%	65.4%	64.4%
Operating income	$177,987	$183,347	$169,056	$156,004
% of net revenues	32.6%	32.6%	30.7%	29.3%
Net income (1)	$207,298	$161,190	$146,050	$140,156

Earnings per share:
Basic	$0.78	$0.60	$0.54	$0.52
Diluted	$0.77	$0.59	$0.53	$0.51

Weighted-average shares used in the calculation of earnings per share:
Basic	266,639	269,003	270,330	271,388
Diluted	268,777	271,579	273,269	274,436

Dividends declared and paid per share	$0.48	$0.48	$0.48	$0.48
(1)The fiscal quarter ended June 27, 2020 includes $51.2 million of net income from the release of uncertain tax position and related interest reserves and a $6.5 million Transition Tax charge. For details, refer to Note 17: "Income Taxes".

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Maxim Integrated Products, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Maxim Integrated Products, Inc. and its subsidiaries (the “Company”) as of June 26, 2021 and June 27, 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 26, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 26, 2021 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 26, 2021 and June 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 26, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Write-down for Excess or Obsolete Inventories

As described in Note 2 to the consolidated financial statements, the total inventories balance was $237.4 million as of June 26, 2021. Inventories are stated at the lower of (i) standard cost, which approximates actual cost on a first-in-first-out basis, or (ii) net realizable value. A write-down to net realizable value is recorded if excess quantities or obsolescence is identified. At each reporting period, management assesses the Company’s ending inventories for excess quantities and obsolescence based on the projected sales outlook. This assessment, which requires significant judgment by management, includes analysis of projections of future demand. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, management generally writes down inventories to net realizable value based on forecasted product demand. As disclosed by management, the Company had net inventory write-downs of $14.3 million during fiscal year 2021.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California

August 20, 2021

We have served as the Company’s auditor since 2016.

MAXIM INTEGRATED PRODUCTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Price adjustments and other revenue reserves:
Year ended June 26, 2021 (1)	$148,916	$1,411,033	$(1,300,538)	$259,411
Year ended June 27, 2020	$100,489	$767,781	$(719,354)	$148,916
Year ended June 29, 2019 (2)	—	$568,550	$(468,061)	$100,489

Returns and allowances:
Year ended June 26, 2021	$645	$28	$—	$673
Year ended June 27, 2020	$148	$625	$(128)	$645
Year ended June 29, 2019 (2)	$140,115	$697	$(140,664)	$148

(1)     During the year ended June 26, 2021, price adjustments and other revenue reserves increased 74%. This increase is primarily attributable to the timing of when reserves were recorded for distributor billings compared to when claims for adjustments are submitted by the distributor and, to a lesser extent, the increase in total distributor sales during the twelve months ended June 26, 2021. Overall increased activity within the price adjustments and other revenue reserves account was attributable to an increase in total products, as well as changes in pricing and mix of products, sold to distributors that are subject to these reserves.

(2)     Subsequent to the adoption of Topic 606 on July 1, 2018, revenue reserve allowances are presented on a gross basis as Price adjustment and other revenue reserves in the Consolidated Balance Sheets. Revenue reserve allowances for prior fiscal years are not adjusted and continue to be reported under Topic 605.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Underwriting Agreement, dated June 8, 2017, between Maxim Integrated Products, Inc. and Merrill Lynch.	8-K	1.1	6/13/2017

2.1	Agreement and Plan of Merger, dated as of July 12, 2020, by and among Analog Devices, Inc., a Massachusetts corporation (“Parent”), Magneto Corp, a Delaware corporation and wholly owned subsidiary of Parent and Maxim Integrated Products, Inc.	8-K	2.1	7/13/2020

3.1	Restated Certificate of Incorporation of the Company.	10-K	3.1	9/26/1995

3.2	Amendments to Restated Certificate of Incorporation of the Company.	10-K 10-K 10-Q 10-Q 8-K	3.3 3.3 3.3 3.3 3.1	9/29/1997 9/24/1998 2/08/2000 2/09/2001 11/17/2015

3.3	Amended and Restated Bylaws.	10-Q	3.1	1/27/2017

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	8/21/2019

10.1 (A)	The Company's Forms of Indemnity Agreement.	10-K	10.8	9/8/2005

10.2 (A)	Amended and Restated 1996 Stock Incentive Plan, as amended and restated.	Proxy Statement	Appendix B	9/30/2016

10.3 (A)	Assumption Agreement, dated April 11, 2001, relating to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.26	9/24/2001

10.4 (A)	Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.28	9/24/2001

10.5 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for U.S. Option Optionees.	10-Q	10.30	11/5/2009

10.6 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for U.S. Holders.	10-Q	10.31	11/5/2009

10.7 (A)	Employment Agreement between the Company and Tunç Doluca dated as of September 30, 1993.	10-K	10.33	9/30/2008

10.8 (A)	Employment Letter Agreement between the Company and Bruce Kiddoo dated as of August 6, 2007.	10-Q	10.40	9/30/2008

10.9 (A)	Form of Non-Statutory Option Agreement, as amended and restated, under the Company's 1996 Stock Incentive Plan, for Non-U.S. Option Optionees.	10-Q	10.41	11/6/2008

10.10 (A)	Form of Restricted Stock Unit Agreement under the Company's 1996 Stock Incentive Plan, for Non-U.S. Holders.	10-Q	10.42	11/6/2008

10.11 (A)	2008 Employee Stock Purchase Plan, as amended.	Proxy Statement	Appendix A	9/30/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.12 (A)	Amendment to Dallas Semiconductor Corporation Executives Retiree Medical Plan.	10-K	10.45	8/26/2009

10.13 (A)	Amended and Restated Change In Control Employee Severance Plan for U.S. Based Employees.	10-Q	10.1	1/27/2021

10.14 (A)	Amended and Restated Change In Control Employee Severance Plan for Non-U.S. Based Employees.	8-K	10.2	7/13/2020

10.15 (A)	Amended and Restated Equity Award Policy Acceleration Of Vesting In The Event of A Change In Control For Employees Based Outside The U.S.	8-K	10.3	7/13/2020

10.16	Credit Agreement, dated October 13, 2011, and amended on June 27, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., Wells Fargo Bank, National Association and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”).	10-Q	10.52	10/26/2011

10.17	Underwriting Agreement, dated March 11, 2013, between the Company and J.P. Morgan Securities LLC.	8-K	1.1	3/14/2013

10.18	Underwriting Agreement, dated June 8, 2017, between the Company and Merrill Lynch.	8-K	1.1	6/13/2017

10.19	Third Supplemental Indenture, dated as of November 21, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	11/21/2013

10.20	Indenture, dated June 10, 2010, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3	4.4	6/10/2010

10.21	Second Supplemental Indenture, dated as of March 18, 2013, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	3/21/2013

10.22	Fourth Supplemental Indenture, dated as of June 15, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	6/20/2017

10.23 (A)	Form of Global Performance Share Agreement for September 2017 Grants.	10-Q	10.1	10/20/2017

10.24 (A)	Form of Global Performance Share Agreement for September 2018 Grants.	10-Q	10.1	11/1/2018

10.25 (A)	Form of Global Performance Share Agreement for September 2019 Grants.	10-Q	10.1	10/30/2019

10.26 (A)	Form of Global Restricted Stock Unit Agreement.	10-Q	10.2	10/20/2017

10.27 (A)	Form of Global Restricted Stock Unit Agreement.	10-Q	10.2	10/30/2019

10.28 (A)	Form of Global Restricted Stock Unit Agreement effective July 12, 2020.	10-K	10.28	8/19/2020

10.29 (A)	Form of Global Employee Stock Purchase Plan Agreement.	10-Q	10.3	10/30/2019

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.30	Second Amendment to Credit Agreement, dated July 21, 2015.	10-K	10.23	8/18/2015

10.31	Third Amendment to Credit Agreement, dated June 13, 2016.	10-K	10.25	8/12/2016

10.32 †	Supply Agreement between the Company and TowerJazz Texas, Inc. (formerly known as TJ Texas, Inc.), a Delaware corporation and indirect wholly-owned subsidiary of Tower Semiconductor Ltd., an Israeli corporation, executed as of November 18, 2015.	10-Q/A	10.1	5/10/2016

10.33	Credit Agreement by and between Maxim Holding Company Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.1	6/24/2016

10.34	Guaranty by Maxim Integrated Products, Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, dated June 23, 2016.	8-K	10.2	6/24/2016

21.1	Subsidiaries of the Company.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
____________________
(A) Management contract or compensatory plan or arrangement.
† Portions of the exhibit (indicated by bracketed asterisks) have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
(1) Filed or furnished herewith.

CORPORATE DATA AND STOCKHOLDER INFORMATION

Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP
San Jose, California

Registrar/Transfer Agent
Computershare
Canton, Massachusetts

Corporate Headquarters
160 Rio Robles
San Jose, California 95134
(408) 601-1000

Stock Listing

At August 10, 2021, there were approximately 570 stockholders of record of the Company's common stock as reported by Computershare. Maxim Integrated common stock is traded on the Nasdaq Global Select Market under the symbol “MXIM”.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2021	MAXIM INTEGRATED PRODUCTS, INC.

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

Signature	Title	Date

/s/ Tunç Doluca	President, Director and Chief Executive Officer	August 20, 2021
Tunç Doluca	(Principal Executive Officer)

/s/ Brian C. White	Senior Vice President, Chief Financial Officer	August 20, 2021
Brian C. White	(Principal Financial and Accounting Officer)

/s/ William P. Sullivan	Director and Chairman of the Board	August 20, 2021
William P. Sullivan

/s/ Tracy C. Accardi	Director	August 20, 2021
Tracy C. Accardi

/s/ James R. Bergman	Director	August 20, 2021
James R. Bergman

/s/ Joseph R. Bronson	Director	August 20, 2021
Joseph R. Bronson

	Director	August 20, 2021
Robert E. Grady

/s/ Mercedes Johnson	Director	August 20, 2021
Mercedes Johnson

/s/ William D. Watkins	Director	August 20, 2021
William D. Watkins

/s/ MaryAnn Wright	Director	August 20, 2021
MaryAnn Wright