Form 10-K/A
period 2021-06-26
MAXIM INTEGRATED PRODUCTS INC
filed 2021-09-07
CIK 743316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)
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
Number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of August 25, 2021: 268,910,713.
Documents Incorporated By Reference:
None.

FORM
10-K/A
(AMENDMENT NO. 1)
Explanatory Note
Maxim Integrated Products, Inc. (“Maxim Integrated” or the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(the “Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended June 26, 2021 (the “Form
10-K”),
which was originally filed with the SEC on August 20, 2021. We are filing the Amendment solely to set forth information required by Items 10, 11, 12, 13, and 14 of Part III of Form
10-K
as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 26, 2021. This Amendment amends and restates in its entirely Items 10, 11, 12, 13, and 14 of Part III. In addition, new certifications of our principal executive officer and principal financial officer are listed in Item 15 and attached as exhibits, each as of the filing date of this Amendment. This Amendment does not change the previously reported financial statements or any other disclosure contained in Part I or Part II in the Form
10-K.
On August 26, 2021, the Company completed its previously announced combination with Analog Devices, Inc., a Massachusetts corporation (“Analog Devices”). Pursuant to the Agreement and Plan of Merger, dated as of July 12, 2020 (the “Merger Agreement”), by and among the Company, Analog Devices and Magneto Corp., a Delaware corporation and a wholly owned subsidiary of Analog Devices (“Merger Sub”), Merger Sub was merged with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Analog Devices.
At the effective time of the Merger (the “Effective Time”), pursuant to the Merger Agreement, each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of Company Common Stock held directly by Analog Devices or Merger Sub) was converted into the right to receive 0.6300 (the “Exchange Ratio”) of a fully paid and non-assessable
share of common stock, par value $0.16 2/3 per share, of Analog Devices (the “Analog Devices Common Stock”), and, if applicable, cash in lieu of fractional shares, subject to any applicable tax withholding. In addition, at the Effective Time, (i) all Company restricted stock units and Company restricted shares (excluding any Company restricted stock units and Company restricted shares that by their terms become vested and settled upon the Effective Time) outstanding as of immediately prior to the Effective Time were automatically converted into restricted stock units or restricted shares, as applicable, denominated in shares of Analog Devices Common Stock based on the Exchange Ratio and (ii) all Company performance-based market stock units (“Company MSUs”) outstanding as of immediately prior to the Effective Time (other than any Company MSUs that by their terms vested and settled immediately prior to the Effective Time) were automatically converted into time-based restricted stock unit awards denominated in shares of Analog Devices Common Stock based on (x) the number of shares of Company Common Stock subject to each Company MSU after giving effect to any applicable provisions in the award agreement governing the Company MSU with respect to a “change in control” and (y) the Exchange Ratio. Other than the foregoing adjustments, the awards governing such converted restricted stock units or restricted shares, as applicable, will generally remain subject to the same vesting and other terms and conditions that applied to the awards immediately prior to the Effective Time (including the terms and conditions of the Company’s applicable change in control plans).

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV

Item 15.	Exhibits, Financial Statement Schedules
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The following is information regarding our executive officers, including their positions and their ages as of June 26, 2021.

Name	Age	Position
Tunç Doluca	63	President and Chief Executive Officer
Brian C. White	56	Senior Vice President and Chief Financial Officer
Edwin B. Medlin	64	Senior Vice President and Chief Legal, Administrative, and Compliance Officer
Vivek Jain	61	Senior Vice President, Technology and Manufacturing Group
Jon Imperato	49	Senior Vice President, Worldwide Sales and Marketing
Bryan J. Preeshl	59	Senior Vice President, Quality
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
Brian C. White
joined Maxim Integrated in August 2019 as Senior Vice President and Chief Financial Officer. Mr. White most recently served as Chief Financial Officer of Integrated Device Technology, Inc. (IDT) from September 2013 to March 2019. Mr. White joined IDT in February 2007, and prior to becoming Chief Financial Officer, Mr. White served as Vice President of Finance and Treasurer of IDT. Before joining IDT, Mr. White held a variety of financial and operational management positions at companies including Nvidia, Hitachi GST, IBM and Deloitte. Mr. White holds a B.A. in Business Administration from Seattle University and an M.B.A. from the University of Notre Dame.
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

Jon Imperato
joined Maxim Integrated in 1996 as an Account Manager and held various senior management roles in sales and marketing before being promoted to Vice President of Worldwide Sales and Marketing in October 2019, then to Senior Vice President in September 2020. He is responsible for the Company’s customer-facing organizations, which include Sales, Customer Operations, Field Applications Engineering, Distribution and Marketing. Mr. Imperato has over 20 years of sales experience in the semiconductor industry and has held various positions including senior account executive, sales director for Maxim’s partner accounts, and vice president of North America sales. Mr. Imperato earned a bachelor’s degree in Business Administration from Texas Christian University.
Bryan J. Preeshl
joined Maxim Integrated in 1990 as a Senior Failure Analysis Engineer and held various senior management roles in the quality organization before being promoted to Vice President of Quality in 2010. Bryan manages manufacturing quality, reliability, failure analysis, document control, and our worldwide customer quality efforts. He has implemented world-class quality and reliability processes and is ultimately responsible for our continuous quality improvement efforts. Prior to joining Maxim Integrated, Bryan held numerous quality-related positions at National Semiconductor, ZyMOS, Monolithic Memories, and Advanced Micro Devices. He is a graduate in Electronics Engineering Technology from the DeVry Institute of Technology in Phoenix, Arizona.
Board of Directors
The following paragraphs provide information as of June 26, 2021 about each director. Such information includes the age, position, principal occupation, and business experience for at least the past five (5) years, and the names of other publicly held companies of which the director currently serves as a director or has served as a director during the past five (5) years. In addition, we are providing a description of each director’s specific experience, qualifications, attributes, and skills that led the board of directors to conclude that the individual should serve as a director.

Name	Age	Director Since
William P. Sullivan	71	2015
Tunç Doluca	63	2007
Tracy C. Accardi	61	2016
James R. Bergman	79	1988
Joseph R. Bronson	72	2007
Robert E. Grady	63	2008
Mercedes Johnson	67	2019
William D. Watkins	68	2008
MaryAnn Wright	59	2016

William (Bill) P. Sullivan Independent Director Since: 2015 Age: 71
Mr. Sullivan has been a director of Maxim Integrated since December 2015 and has been Chairman of the board of directors since May 2016. Mr. Sullivan served as chief executive officer of Agilent Technologies, a global provider of scientific instruments, software, services and consumables in life sciences, diagnostics and applied chemical markets, from 2005 to March 2015. Mr. Sullivan was Agilent’s president from 2005 to 2012 and 2013 to 2014. Prior to that, he served as executive vice president and chief operating officer from 2002 to 2005 and senior vice president and general manager of Agilent’s Semiconductor Products Group from 1999 to 2002. Mr. Sullivan is currently on the board of directors for Edison International and was previously a director of Agilent, Avnet, Inc., and URS Corporation. He is a graduate of the University of California, Davis.

In nominating Mr. Sullivan to serve on the board of directors, the Governance and Corporate Responsibility Committee considered as important factors, among other items, Mr. Sullivan’s experience as president and chief executive officer of a large public company, significant operational experience, and his leadership skills.

Tunç Doluca Director Since: 2007 Age: 63
Mr. Doluca has served as a director of Maxim Integrated, as well as the President and Chief Executive Officer, since January 2007. He joined Maxim Integrated in October 1984 and served as Vice President between 1994 and 2005. He was promoted to Senior Vice President in 2004 and Group President in May 2005. Prior to 1994, he served in a number of integrated circuit development positions. Mr. Doluca is currently on the board of directors of Western Digital Corp. and is a member of the compensation committee at Western Digital and has served on the Board of Trustees of the University of California Santa Barbara Foundation since July 2017.

In nominating Mr. Doluca to serve on the board of directors, the Governance and Corporate Responsibility Committee considered as important factors, among other items, Mr. Doluca’s experience in the semiconductor industry and over thirty-five (35) years of service at Maxim Integrated, including over twenty (20) years as an officer of the Company, including his current position as the Chief Executive Officer, his technical expertise, and his executive leadership and management skills.

Tracy C. Accardi Independent Director Since: 2016 Age: 61
Ms. Accardi has been a director of Maxim Integrated since August 2016. Ms. Accardi has served as Vice President of R&D, Surgical Robotics at Medtronic since April 2019. Previously, Ms. Accardi was Vice President of Global Research and Development, Breast and Skeletal Health Solutions at Hologic from September 2014 to April 2019. Ms. Accardi was Chief Technology Officer at Omniguide Surgical from 2012 to 2014, and Executive Consultant at Mednest Consulting from 2011 to 2012, after having held senior research and development positions at Covidien from 2007 to 2011, Johnson & Johnson Company from 2003 to 2007, and Philips Medical Systems from 2001 to 2003. In prior experience, she served in various managerial roles in Corporate Research and Development, Healthcare and Aerospace at General Electric from 1981 to 2001. She received a Master of Science in Mechanical Engineering from Rensselaer Polytechnic Institute and a Bachelor of Science in Mechanical Engineering from Carnegie Mellon University.

In nominating Ms. Accardi to serve on the board of directors, the Governance and Corporate Responsibility Committee considered as important factors, among other items, Ms. Accardi’s extensive experience and knowledge of the medical device industry and her demonstrated expertise in technology development, strategic technology planning, program management, licensing and acquisition integration, clinical relationship management and all phases of product commercialization.

James R. Bergman Independent Director Since: 1988 Age: 79
Mr. Bergman has served as a director of Maxim Integrated since 1988. Mr. Bergman was a founder and has been General Partner of DSV Associates since 1974 and a founder and General Partner of its successors, DSV Partners III and DSV Partners IV. These firms provide venture capital and management assistance to emerging companies, primarily in high technology. Since July 1997, he has also served as a Special Limited Partner of Cardinal Health Partners and Cardinal Partners II, which are private venture capital funds. Mr. Bergman attended UCLA where he graduated with honors with a BS in Engineering and later received an MBA with distinction.

In nominating Mr. Bergman to serve on the board of directors, the Governance and Corporate Responsibility Committee considered as important factors, among other items, Mr. Bergman’s experience as a venture capitalist in technology companies, his experience and familiarity with financial statements, and his deep and fundamental understanding of Maxim Integrated’s culture, employees and products as a result of service on the board of directors for over twenty-five (25) years.

Joseph R. Bronson Independent Director Since: 2007 Age: 72
Mr. Bronson has served as a director of Maxim Integrated since November 2007. From June 2014 to July 2021, he had been Managing Director, Strategic Advisor for Cowen & Co., a New York City based investment bank. From May 2011 to March 2014 he served as an Advisory Director at GCA Savvian, LLC, a financial advisory services firm. Mr. Bronson is Principal and Chief Executive Officer of The Bronson Group, LLC, which provides financial and operational consulting services. Mr. Bronson served as the Chief Executive Officer of Silicon Valley Technology Corporation, a private company that provides technical services to the semiconductor and solar industries from 2009 to March 2010. Mr. Bronson served as President and Chief Operating Officer of
Sanmina-SCI,
a worldwide contract manufacturer, between August 2007 and October 2008, and he also served on
Sanmina-SCI’s
board of directors between August 2007 and January 2009. Before joining
Sanmina-SCI,
Mr. Bronson served as President and
Co-Chief
Executive Officer of FormFactor, Inc., a manufacturer of advanced semiconductor wafer probe cards, between 2004 and 2007. Prior to 2004, Mr. Bronson spent twenty-one
(21) years at Applied Materials in senior-level operations management, concluding with the positions of Executive Vice President and Chief Financial Officer. In addition to Maxim Integrated, Mr. Bronson currently serves on the board of directors of PDF Solutions, Inc. After 17 years of service, Mr. Bronson retired from the board of Jacobs in January 2021.

In nominating Mr. Bronson to serve on the board of directors, the Governance and Corporate Responsibility Committee considered as important factors, among other items, Mr. Bronson’s expertise and familiarity with financial statements, financial disclosures, auditing and internal controls, his senior management level experience at large publicly traded companies and understanding of board best practices.

Robert E. Grady Independent Director Since: 2008 Age: 63
Mr. Grady has served as a director of Maxim Integrated since August 2008. Since January 2021, Mr. Grady has been an Advisory Partner at Summit Partners, a leading growth equity and venture capital firm. From 2015 to 2020, Mr. Grady was a Partner and Member of the Investment Review Committee at Gryphon Investors, a middle market-focused private equity investment firm. From 2010 to 2014, Mr. Grady was a Managing Director and Member of the Investment Committee at Cheyenne Capital Fund, a private equity investment firm, and served as the volunteer Chairman of the New Jersey State Investment Council (which oversees the state’s $79 billion pension fund). From 2000 to 2009, Mr. Grady was a Managing Director at The Carlyle Group, one of the world’s largest alternative asset management firms, where he served as a member of the firm’s Management Committee as Chairman and Fund Head of Carlyle’s U.S. venture and growth capital group, Carlyle Venture Partners (CVP); on the investment committees of CVP, Carlyle Asia Growth Partners, and Carlyle Europe Technology Partners; and as a director of multiple Carlyle portfolio companies. Between 1993 and 2000, he was a Partner and Member of the Management Committee at Robertson Stephens & Company, an emerging growth-focused investment banking firm. Previously, Mr. Grady served in the White House as Deputy Assistant to the President of the United States of America, as Executive Associate Director of the Office of Management and Budget (“OMB”), and as Associate Director of OMB for Natural Resources, Energy and Science. Mr. Grady is a former director of the National Venture Capital Association (“NVCA”), and he served as Chairman of the NVCA in 2006 and 2007. From 1993 to 2004, Mr. Grady served on the faculty of the Stanford Graduate School of Business as a Lecturer in Public Management. In addition to Maxim Integrated, Mr. Grady currently serves on the board of directors of Stifel Financial Corp., a financial services firm focused on investment banking and wealth management, of the Jackson Hole Mountain Resort, and of Summit Partners portfolio company OTR Capital. From July 2004 to June 2010, Mr. Grady also served on the board of directors of AuthenTec, Inc., a maker of fingerprint identification semiconductors, and from September 2009 to July 2010, Mr. Grady served on the board of directors of Thomas Weisel Partners Group, Inc., which was acquired by Stifel Financial Corp. Mr. Grady has also been a director of multiple privately held companies and non-profit
organizations over the past 25 years. Currently, Mr. Grady is a Trustee of the Hoover Institution at Stanford University, and of the St. John’s Hospital Foundation; a member of the Wyoming Business Alliance; a member of the Investment Committee of the Community Foundation of Jackson Hole and of the Daniels Fund, and a member of the Council on Foreign Relations. Mr. Grady holds an A.B. degree, cum laude, from Harvard College and an M.B.A. degree from the Stanford Graduate School of Business.

In nominating Mr. Grady to serve on the board of directors, the Governance Committee considered as important factors, among other items, Mr. Grady’s extensive experience in the financial services industry, including his leadership roles at several large financial services firms, his expertise with strategic business combinations and corporate strategy development, his corporate governance experience as the chairman of a large public pension fund, and his experience as a company director.

Mercedes Johnson Independent Director Since: 2019 Age: 67
Ms. Johnson has served as a director of Maxim Integrated since September 2019. Ms. Johnson served as interim Chief Financial Officer at Intersil Corporation in 2013. Prior to this, Ms. Johnson served as a Founding Executive, Senior Vice President of Finance, and Chief Financial Officer of Avago Technologies (now Broadcom) from December 2005 to August 2008. She also served as the Senior Vice President, Finance of Lam Research Corporation from June 2004 to January 2005 and as Lam’s Chief Financial Officer from May 1997 to May 2004. Ms. Johnson holds a degree in Accounting from the University of Buenos Aires, Argentina and currently serves on the Board of Directors for Teradyne, Inc., Synopsys, Inc., and Millicom International Cellular SA. She also served on the Board of Directors for Juniper Networks, Inc. from May 2011 to May 2019, Micron Technology, Inc. from June 2005 to January 2019, Intersil Corporation from August 2005 to February 2017, and Storage Technology Corporation from January 2004 to August 2005.

In nominating Ms. Johnson to serve on the board of directors, the Governance and Corporate Responsibility Committee considered as important factors, among other items, Ms. Johnson’s expertise in finance, corporate development, corporate governance, management, and operations.

William D. Watkins Independent Director Since: 2008 Age: 68
Mr. Watkins has served as a director of Maxim Integrated since August 2008. Since December 2013, Mr. Watkins has been the Chief Executive Officer of Imergy Power Systems (formerly Imergy Power Solutions), a leader in battery storage technology, and served as Chairman of the Board from December 2013 to December 2017. From February 2010 to April 2013, Mr. Watkins was the Chief Executive Officer and a member of the board of directors of Bridgelux, Inc., a leading light-emitting diode (LED) developer. Mr. Watkins was Seagate Technology’s Chief Executive Officer between July 2004 and January 2009 and was a member of its board of directors between 2000 and January 2009. Previously, Mr. Watkins was Seagate’s President and Chief Operating Officer, a position he had held since 2000, and in this capacity was responsible for the company’s global hard disc drive operations. Mr. Watkins joined Seagate in 1996 as part of the company’s merger with Conner Peripherals. In addition to Maxim Integrated, Mr. Watkins currently serves on the board of directors of Flextronics International Ltd., as the Chair of the board of directors of Avaya Holdings. Watkins holds a B.S. degree in political science from the University of Texas.

In nominating Mr. Watkins to serve on the board of directors, the Governance and Corporate Responsibility Committee considered as important factors, among other items, Mr. Watkins’ operational and management experience, his experience as Chief Executive Officer, President and Chief Operating Officer of Seagate, his understanding of the electronics and semiconductor industries, as well as his expertise and familiarity with financial statements.

MaryAnn Wright Independent Director Since: 2016 Age: 59
Ms. Wright has been a director of Maxim Integrated since August 2016. Ms. Wright served in senior executive roles at Johnson Controls from 2007-2017, including VP/GM and CEO of Johnson Controls-Saft, Group Vice President Engineering and Product Development and Group Vice President Technology and Industry Relations. Before joining Johnson Controls, Ms. Wright was Executive Vice President of Engineering, Product Development, Commercial and Program Management at Collins & Aikman Corporation from 2006 to 2007. Prior to that, she served in several executive management positions at Ford Motor Company during her tenure from 1988 to 2005. Ms. Wright has served as a director of Group 1 Automotive, Inc., Delphi Technologies PLC, Micron Inc., and Brunswick Corporation since 2014, 2017, 2019, and 2021 respectively. She received a Master of Science in Engineering from the University of Michigan, her Master of Business Administration from Wayne State University and a Bachelor of Arts in International Studies and Economics from the University of Michigan.

In nominating Ms. Wright to serve on the board of directors, the Governance and Corporate Responsibility Committee considered as important factors, among other items, Ms. Wright’s extensive experience and knowledge of the automotive industry, her work in the area of energy storage solutions and a variety of advanced powertrain technologies, and her deep technical background.

Board of Directors Leadership Structure and Committee Composition
Currently, there are nine (9) members of the board of directors, consisting of William (Bill) P. Sullivan, Tunç Doluca, Tracy C. Accardi, James R. Bergman, Joseph R. Bronson, Robert E. Grady, Mercedes Johnson, William D. Watkins, and MaryAnn Wright. Mr. Sullivan, an independent director, is the Chairman of the board of directors. The Company has no fixed policy on whether the roles of Chairman and Chief Executive Officer should be separate or combined. This decision is based on the best interests of the Company and its stockholders under the circumstances existing at the time. The board of directors currently believes that it is most appropriate to separate the roles of Chairman and Chief Executive Officer in recognition of the qualitative differences between the two roles as set forth below. The Chief Executive Officer is primarily responsible for setting the strategic direction for the Company and the day to day leadership of the Company, while the Chairman presides over meetings of the full board of directors and ensures that the board of directors’ time and attention are focused on the matters most critical to the Company.
Our board of directors has the following three (3) standing committees: (1) an Audit Committee, (2) a Compensation Committee, and (3) a Governance and Corporate Responsibility Committee (the “Governance Committee”). Each of the committees operates under a written charter adopted by the board of directors. All of the committee charters are available in the Corporate Governance section of our website at
http://investor.maximintegrated.com/corporate-governance
. During fiscal year 2021, the board of directors held eleven (11) meetings and acted by written consent one (1) time. During fiscal year 2021, each director who was a director during fiscal year 2021 attended at least seventy-five percent (75%) of all meetings of the board of directors and the board committees on which he or she served that were held during the time he or she was a director in fiscal year 2021. While not mandatory, we strongly encourage our directors to attend our annual meeting of stockholders.
Independence of the Board of Directors
Our board of directors has determined that, with the exception of Mr. Doluca, Maxim Integrated’s Chief Executive Officer, all of its current members are, “independent directors” as that term is defined in the Marketplace Rules of The NASDAQ Stock Market (“NASDAQ”), including for the purposes of the Audit Committee composition requirements. Such independence definition includes a series of objective tests, including that the director not be an employee of Maxim Integrated and not be engaged in certain types of business transactions or dealings with Maxim Integrated. In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination that no relationships exist between Maxim Integrated and each director which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The independent directors meet regularly in executive session, without members of management present.
The Board’s Role in Risk Oversight
It is management’s responsibility to identify, assess and manage the material risks that the Company faces, and the board of directors oversees management in this effort. Specifically, the board of directors’ role in the Company’s risk oversight process includes receiving periodic reports at regularly scheduled board meetings from members of senior management on areas of material risk to the Company as they arise, including financial, operational, legal, regulatory, strategic and reputational risks. The full board of directors (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from a member of senior management to enable it to understand our risk identification, risk management and risk mitigation strategies. Upon receiving such reports, the board of directors provides such guidance as it deems necessary.
In general, the entire board of directors has oversight responsibility for the Company’s strategic risks, such as growth, mergers and acquisitions, and divestitures, as well as reputational risks. The Audit Committee has oversight responsibility for financial and related legal risks (such as accounting, asset management, tax strategy and internal controls). The Governance Committee oversees compliance with the Company’s Corporate Governance Guidelines and governance related laws, the Audit Committee oversees compliance with the Company’s Code of Business Conduct and Ethics, and the Compensation Committee oversees compliance with the Company’s compensation plans and related laws and policies. The Company’s Internal Audit group performs a risk assessment as part of its annual audit process and its findings regarding this assessment are presented to the Audit Committee.
Audit Committee and Audit Committee Financial Expert
The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, is currently comprised of James R. Bergman, Joseph R. Bronson, Mercedes Johnson, and William D. Watkins, each of whom is independent within the meaning of the NASDAQ director independence standards, as currently in effect. Since October 2008, Mr. Bronson has been the Chair of the Audit Committee. The board of directors has determined that Mr. Bronson is an “audit committee financial expert” as defined under the rules of the SEC. The Audit Committee has a written charter that was amended and restated effective August 8, 2013. The Audit Committee held nine (9) meetings during fiscal year 2021 and did not act by written consent during fiscal year 2021. Each member of the Audit Committee who was a member during fiscal year 2021 attended all of the Audit Committee meetings, except for Mr. Bergman, who missed one (1) meeting.
The Audit Committee performs, among other tasks, the following primary functions:

•	oversees the accounting, financial reporting, and audit processes of Maxim Integrated’s financial statements;

•	appoints Maxim Integrated’s independent registered public accounting firm;

•	oversees the performance of Maxim Integrated’s independent auditor;

•	approves the services performed by Maxim Integrated’s independent auditors; and

•	reviews and evaluates Maxim Integrated’s accounting principles and its system of internal controls, including its internal audit function.

Compensation Committee and Management Committee
The Compensation Committee is currently comprised of Tracy C. Accardi, James R. Bergman, and Robert E. Grady, each of whom is independent within the meaning of the NASDAQ director independence standards, as currently in effect. Since November 2016, Mr. Bergman has been the Chair of the Compensation Committee. The Compensation Committee has a written charter that was amended and restated effective May 8, 2018.
The Compensation Committee performs, among other tasks, the following primary functions:

•
annually reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and annually reviews and evaluates Maxim Integrated’s Chief Executive Officer against such approved goals and objectives;

•	in consultation with the Chief Executive Officer, reviews and approves the compensation of our executive officers;

•	administers the 1996 Stock Incentive Plan (“1996 Equity Plan”) and 2008 ESP Plan;

•	makes recommendations to the board of directors with respect to compensation of our directors and committee members;

•
oversees the preparation of the Compensation Discussion and Analysis and issues the Compensation Committee Report in accordance with the regulations of the SEC to be included in Maxim Integrated’s proxy statement or Annual Report on Form
10-K;

•	annually conducts an independence assessment of all compensation consultants and other advisers to it; and

•	performs such functions regarding compensation as the board of directors may delegate.
With respect to its review of the compensation of the Chief Executive Officer and other executive officers, and to its oversight of the 1996 Equity Plan and 2008 ESP Plan, the Compensation Committee retains an independent consultant, Radford (“Radford”), to review both the effectiveness of such programs in retaining employees and their comparability to plans offered by other companies in the semiconductor industry and the technology industry broadly.
The Compensation Committee held six (6) meetings and acted by written consent three (3) times during fiscal year 2021. Each member of the Compensation Committee attended all of these meetings.
In June 2017, the Compensation Committee amended and restated the Equity Award Grant Policy and established a Management Committee. The Management Committee is comprised of Maxim Integrated’s (i) Vice President, General Counsel, (ii) Chief Human Resources Officer, and (iii) Vice President, Corporate Controller. The Management Committee’s purpose is to make equity awards under Maxim Integrated’s Equity Award Grant Policy to newly-hired employees who are neither executive officers nor members of the Management Committee, and to provide special recognition to continuing employees who are neither executive officers nor members of the Management Committee. The Management Committee held twelve (12) meetings during fiscal year 2021 and did not act by written consent during fiscal year 2021.
Governance and Corporate Responsibility Committee
The Governance and Corporate Responsibility Committee (the “Governance Committee”) is currently comprised of MaryAnn Wright, Bill Sullivan, and Robert E. Grady, each of whom is independent within the meaning of the NASDAQ director independence standards, as currently in effect. Since August 2019, Ms. Wright has been the Chair of the Governance Committee.
The Governance Committee performs, among other tasks, the following primary functions:

•	assists the board of directors by identifying and recommending prospective director candidates;

•	develops and recommends to the board of directors the governance principles applicable to Maxim Integrated;

•	oversees the evaluation of the board of directors and the board of directors’ evaluation of management;

•	oversees the process by which the board of directors, together with management, engages and communicates with stockholders in regard to governance matters;

•	reviews significant environmental and corporate social responsibility issues involving the Company;

•	reviews and monitors the Company’s Code of Business Conduct and Ethics;

•	reviews the Company’s succession planning process; and

•	encourages board members to participate in continuing education.
The Governance Committee is responsible for regularly assessing the appropriate size of the board of directors and whether any vacancies on the board of directors are expected, due to retirement or otherwise. In the event of any anticipated vacancy, the Governance Committee has the policy of considering all bona fide candidates from all relevant sources, including the contacts of current directors, professional search firms, stockholders, and other persons. The Governance Committee has a written charter that was amended effective February 12, 2020. The Governance Committee held four (4) formal meetings during fiscal year 2021 and each member of the Governance Committee attended of all these meetings. The Governance Committee also held “ad hoc” meetings throughout the year to discuss governance matters, and the Governance Committee Chair generally provides an update to the full board of directors on governance related matters during each regular board meeting.
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all directors and employees, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest arising from personal and professional relationships, (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we are required to file with the SEC and in other public communications, (3) compliance with applicable governmental laws, rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or entity, and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at
http://investor.maximintegrated.com/corporate-governance
. A hard copy of the Code of Ethics will be sent free of charge upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website.

Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our Chief Executive Officer (“CEO”), current and former Chief Financial Officer, and other three (3) most highly compensated executive officers during fiscal year 2021 (the “Named Executive Officers”) should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from programs as summarized in this discussion.
Overview

The Compensation Committee is responsible for establishing, implementing, and monitoring adherence with our compensation philosophy. As of June 26, 2021, we have six (6) executive officers, five (5) of whom are our Named Executive Officers as listed below. Details of fiscal 2021 compensation for our Named Executive Officers can be found in the Summary Compensation Table.

Named Executive Officer	Title
Tunç Doluca	President and Chief Executive Officer
Brian C. White	Senior Vice President and Chief Financial Officer
Edwin B. Medlin	Senior Vice President and Chief Legal, Administrative, and Compliance Officer
Vivek Jain	Senior Vice President, Technology and Manufacturing Group
Jon Imperato	Senior Vice President of Worldwide Sales and Marketing
This Compensation Discussion and Analysis provides a review of our executive compensation philosophy, policies and practices for our executive officers and how it applies to our Named Executive Officers specifically. The discussion focuses on our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. In this Compensation Discussion and Analysis, we address why we believe our executive compensation program is appropriate for us and our stockholders and explain how executive compensation is determined.
Executive Compensation Philosophy and Components

The objectives of our executive compensation program are as follows:

•	to attract, retain, motivate, and reward the best and brightest executives who have the talent and experience required to achieve our goals;

•	to align the short-term and long-term interests and objectives of our executive officers with our stockholders;

•	to create a high-performance culture by linking total rewards to Company performance, including performance relative to our peers;

•	to recognize our executives for their contributions to our success by rewarding individual performance; and

•	to ensure that our executive compensation program is easily understood by program participants and our shareholders.
We accomplish these objectives by providing our executive officers with compensation components that are specifically linked to either short-term or long-term corporate and executive performance. The majority of our executive compensation is short-term or long-term variable compensation. The principal components of our executive compensation are:

•	base salary;

•	cash performance bonuses; and

•	equity awards (in the form of restricted stock units and market stock units).
Each of these components is intended to achieve one or more of our compensation objectives. The Compensation Committee relies on its judgment in determining the appropriate mix of cash and equity compensation for our executive officers. In general, to encourage a high-performance culture and to align the interests of our executive officers with those of our stockholders, the Compensation Committee makes a significant portion of each executive officer’s compensation performance-based with cash performance bonuses and equity awards, while generally keeping base salaries modest relative to competitive market norms. Our variable cash and equity programs are designed to reward recent performance with cash compensation and to motivate long-term performance and retention through equity awards. Both programs are also designed to reward our executive officers both for individual and overall corporate performance. Such a structure allows the Compensation Committee flexibility to reward outstanding individual performance and to recognize the contributions of our executive officers to the overall success of Maxim Integrated.
Best Practices Followed at Maxim Integrated

Tax Considerations
162(m) of the Code states that public companies cannot deduct compensation paid to certain of its top executive officers in excess of $1 million per officer per year. Historically, we have believed it was in our best interest, to the extent practical, to have executive officer compensation be fully deductible under Section 162(m). The Tax Cuts and Jobs Act, which was signed into law in December of 2017 (the “Tax Act”), eliminated the performance-based compensation exception, effective for fiscal years beginning after December 31, 2017, such that compensation paid to our Named Executive Officers in excess of $1 million will be not deductible unless it qualifies for transition relief applicable to certain arrangements in effect on November 2, 2017. As a result, for fiscal years beginning after December 31, 2017, certain amounts of compensation may fail to be deductible under Section 162(m). However, the Compensation Committee also retains the discretion to provide compensation that may not be fully deductible. There is no guarantee that all compensation paid by the Company will be deductible for federal income tax purposes. The Compensation Committee may decide, in its discretion, to pay incentive-based compensation or grant equity awards that may not be deductible for purposes of Section 162(m) of the Code.
Stock Ownership Guidelines
We have stock ownership guidelines for our CEO and members of our board of directors. These guidelines require our CEO to own shares of our common stock with a value of at least five (5) times his annual base salary and our non-employee
directors to own shares of common stock with a value of at least five (5) times the annual retainer paid to non-employee
directors. Our stock ownership guidelines are available on the Investor Relations section of our website at
http://investor.maximintegrated.com/corporate-governance
.

	Annual Base Salary	5x Annual Base Salary
Chief Executive Officer	$825,000	$4,125,000

	Annual Retainer	5x Annual Retainer
Non-Employee Directors	$70,000	$350,000
Executive Compensation Recoupment Policy
The Company has a policy that provides that in the event of a material restatement of its financial results due to misconduct, the Compensation Committee shall review the facts and circumstances and take actions it considers appropriate with respect to the compensation of any executive officer whose fraud or willful misconduct contributed to the need for such restatement. Such actions may include, without limitation, seeking reimbursement of any bonus paid to such executive officer exceeding the amount that, in the judgment of the Compensation Committee, would have been paid had the financial results been properly reported.
Hedging and Pledging Prohibition on Company Securities (No Exception)
The Company has a policy that prohibits all of its executive officers and members of the board of directors from engaging in hedging transactions involving the Company’s securities. The Company also prohibits any executive officer and member of the board of directors from any future pledging of their Company securities as a collateral for a loan or holding their Company securities in a margin account. This policy is described in the “Corporate Governance and Board of Directors Matters” section of this Proxy Statement above. Currently, no shares of the Company have been pledged by any of the Company’s executive officers or members of the board of directors.
Governance of Executive Officer Compensation Program

Role and Members of the Compensation Committee
The members of our Compensation Committee are appointed by our board of directors. The Compensation Committee is responsible for determining executive officer compensation. As of the record date, the Compensation Committee was comprised of three (3) members of the board of directors, Tracy C. Accardi, James R. Bergman, and Robert E. Grady, each of whom is an independent, non-employee
director. Since November 2016, Mr. Bergman has served as Chair of the Compensation Committee.
The primary purpose of the Compensation Committee is to:

•
review and approve corporate goals and objectives relevant to the compensation of our CEO and other executive officers, evaluate CEO performance, and determine CEO compensation based on this evaluation;

•
approve and oversee, in consultation with our CEO, the total compensation package for certain executive officers, including their base salaries, cash performance bonuses, equity awards, severance benefits and change-in-control
benefits (if any);

•	oversee its compensation consultant;

•	review periodically and make recommendations to the board of directors regarding any equity or long-term compensation plans, and administer these plans; and

•	make recommendations to the board of directors with respect to compensation for members of the board of directors and its committees.
The Compensation Committee operates according to a charter that details its specific duties and responsibilities. The Compensation Committee periodically reviews the charter and recommends proposed changes to the board of directors for approval. The Compensation Committee charter is available on our website in the Corporate Governance section at
http://investor.maximintegrated.com/corporate-governance.
The charter sets forth the membership requirements, authority and duties of the Compensation Committee, which shall consist of no fewer than two (2) members, all of whom (i) meet the independence requirements of the NASDAQ rules, (ii) are
“non-employee
directors” under the definition of Rule
16b-3
promulgated under Section 16 of the Exchange Act, and (iii) are “outside directors” for purposes of the regulations promulgated under Section 162(m) of the Code. During fiscal year 2021, and currently, all members of the Compensation Committee met these criteria.
Process for Evaluating Executive Officer Performance and Compensation
The Compensation Committee generally holds at least six (6) scheduled meetings during the year and holds additional meetings periodically to review and discuss executive compensation issues. The Compensation Committee Chair will also provide an update to the board of directors during a regularly scheduled meeting regarding Compensation Committee matters when appropriate. In addition, members of the Compensation Committee communicate on an informal basis concerning Compensation Committee matters throughout the fiscal year. The Compensation Committee may also consider and take certain actions by unanimous written consent. In fiscal year 2021, the Compensation Committee held six (6) meetings and acted by unanimous written consent three (3) times.

Our Chief Human Resources Officer and our Corporate Secretary support the Compensation Committee in its work. The Compensation Committee also has the authority to engage the services of outside advisors, experts and others for assistance.
Outside Compensation Consultant
For fiscal year 2021, the Compensation Committee retained Radford as its independent compensation consultant. The independent compensation consultant advises the Compensation Committee and the board of directors on executive cash and equity compensation matters as well as board and board committee compensation. Radford reports directly to the Compensation Committee, and the Compensation Committee has sole authority to hire, terminate and direct the work of Radford. The Compensation Committee has assessed the independence of Radford pursuant to the NASDAQ listing standards and SEC rules and concluded that Radford’s work for the Compensation Committee does not raise any conflicts of interest. For further discussion of the role of the Compensation Committee in the executive compensation decision-making process, and for a description of the nature and scope of Radford’s assignment, see “Executive Compensation Positioning” below.
Role of Management in Executive Compensation Process
The Compensation Committee seeks input from our CEO and the Chief Human Resources Officer to obtain recommendations with respect to our compensation programs, practices and policies for executive officers. Our CEO’s role in the compensation-setting process consists of (i) evaluating executive and employee performance; (ii) assisting in the establishment of business performance targets and objectives; and (iii) recommending base salary levels and equity awards. While the Compensation Committee may discuss our CEO’s compensation package with him, it meets in executive session in his absence to determine his compensation.
Executive Compensation Positioning

In March 2021, based on the recommendations of Radford, and in consultation with our executive management, the Compensation Committee approved a compensation peer group to be used to better understand the competitive market for purposes of setting executive compensation for fiscal year 2021. In determining the appropriate compensation peer group, the Compensation Committee considered companies within the semiconductor industry that have revenue, market capitalization, number of employees, and operations similar to our corresponding components. Many of the companies in this peer group compete with us for executive talent.
The compensation peer group members for fiscal year 2021 are as follows:

Advanced Micro Devices Analog Devices Cree Cirrus Logic First Solar KLA Marvell Technology Group Microchip Technology MKS Instruments	Monolithic Power Systems ON Semiconductor Qorvo Semtech* Silicon Laboratories* Skyworks Solutions Teradyne Texas Instruments* Xilinx

*	The Compensation Committee included Texas Instruments (a larger company), Semtech, and Silicon Laboratories in the peer group for reference purposes only as each compete with us for executive talent.
The Compensation Committee does not target pay at a specific target percentile. Rather, the Compensation Committee believes that fixed compensation (primarily base salary) should be relatively modest and that variable compensation (primarily annual performance bonus and long-term incentive opportunities) should provide meaningful upside opportunities tied to performance. In addition, the Compensation Committee believes compensation opportunities should reflect Company performance, individual roles and performance and retention factors. Consistent with the foregoing, when setting each compensation component and total compensation opportunities, the Compensation Committee considers the following factors in addition to competitive market data:

•	the Company’s overall performance relative to peers and established objectives;

•	each individual’s skills, job scope, experience, and qualifications relative to other similarly-situated executives at peer companies;

•	the Company’s internal value for a position relative to other positions or market practices;

•
a subjective assessment of each individual’s contributions to the Company’s overall performance, ability to lead his or her business unit or function, work as part of a team, and reflect the Company’s core values; and

•	the Company’s ability to retain “critical talent.”
These factors provide the framework for our Compensation Committee’s decision-making. No single factor above is determinative in setting pay levels, nor is the impact of any one factor on the determination of pay levels quantifiable.
Evaluation of Named Executive Officer Compensation

Fiscal 2021 Compensation Plan for Executive Officers—Advisory Vote on Executive Compensation
At each of our 2019 and 2020 Annual Meetings of Stockholders, approximately ninety-five (95%) of the votes with respect to the advisory proposal on the compensation of our named executive officers were voted in favor of our executive compensation program described in the applicable year’s proxy statement. The Compensation Committee considered these results and, in light of the strong support we received from our stockholders with respect to our fiscal 2019 and 2020 executive compensation programs, the Compensation Committee did not believe that any significant changes were necessary or advisable with respect to the fiscal 2021 executive compensation program, except as stated herein.
Consequently, the fiscal 2021 executive compensation program was substantially similar to the fiscal 2020 executive compensation program.

Base Salary
Base salaries are used to attract, motivate, and retain highly qualified executives. Base salary is the primary fixed component of compensation in the executive compensation program and, in addition to the broader principles summarized above, is determined by:

•	level of responsibility and Company impact;

•	pay levels of similar positions in our peer group;

•	expertise and experience of the executive; and

•	competitive conditions in the industry.
Annual base salary increases, if any, are, in addition to the broader principles summarized above, a reflection of:

•	the individual’s performance for the preceding year;

•	the Company’s performance;

•	the individual’s pay level relative to similar positions in our peer group;

•	anticipated future contributions of the executive; and

•	competitive conditions in the industry.
For the Named Executive Officers, base salaries are generally relatively modest compared to the base salaries paid to similarly situated executives in the compensation peer group companies.
Fiscal 2021 Base Salary Actions
The Compensation Committee, after a review of individual and overall performance, as well as market practices for executive compensation, approved base salary increases for our Named Executive Officers, as set forth in the table below:

Named Executive Officer	Title	Annualized Fiscal 2021 Base Salary ($)
Tunç Doluca	President and Chief Executive Officer	825,000
Brian White	Senior Vice President and Chief Financial Officer	475,000
Edwin B. Medlin	Senior Vice President and Chief Legal, Administrative, and Compliance Officer	445,000
Vivek Jain	Senior Vice President, Technology and Manufacturing Group	445,000
Jon Imperato	Senior Vice President, Worldwide Sales and Marketing	400,000
Fiscal 2021 Annual Cash Performance Bonuses under 2021 Compensation Plan
In September 2020, the Compensation Committee approved a cash incentive compensation plan for our CEO and executive officers, including Messrs. White, Medlin, Jain, and Imperato (the “FY21 Bonus Pool Officers”), applicable to fiscal year 2021 performance. The following is a description of the fiscal year 2021 Annual bonus pool:

•	Target Bonus Pool Size : The target aggregate cash bonus pool was an amount equal to 0.41% of the Company’s operating income as determined under GAAP, excluding the effect of special items.

•	Target Operating Income : The target operating income at the beginning of fiscal year 2021 was approximately $780 million.

•
Total Funded Bonus Pool
: The aggregate cash bonus funded by the Company and available for distribution to our CEO and the FY21 Bonus Pool Officers was 0.492% of actual annual operating income as determined under GAAP, excluding the effect of special items, to accommodate above nominal individual performance.

•
Minimum Performance Bonus
: In the event actual fiscal year 2021 operating income (excluding the impact of special items) was less than fifty percent (50%) of target operating income (excluding the impact of special items) of $780 million, no annual cash bonus would have been payable to the executive officers.

•
Cap on Annual Cash Bonus
: In no event would the annual cash performance bonus payable to an executive officer exceed two hundred percent (200%) of an executive officer’s annual target performance bonus amount, determined based on total funded bonus pool.

The chart below depicts the calculation of the aggregate bonus pool to be distributed to our CEO and executive officers:

Selection of Operating Income and Modulators of Bonus Pool
We selected operating income as the primary program metric (as a basis to determine the overall size of the cash bonus pool) because we deem it to be an objective and clear measure of our operating performance. It demonstrates efficiency of Company performance and aligns financial reporting with compensation calculations and cannot be easily manipulated. We selected product development execution metrics to measure top-line
growth and productivity.
Individual Performance Goal
Our Compensation Committee (with input from our full board) evaluates the performance of our CEO based on achieving fiscal year 2021 revenue plan, achieving fiscal year 2021 product development targets, and company performance along various vectors, including, but not limited to, new technology, growth, employee talent, and other business development objectives. The Compensation Committee together with our CEO evaluates the performance of our executive officers based on various performance factors, including, but not limited to, performance goals, leadership, sense of urgency, and collaboration.
Impact Points, Allocation of Bonus Pool to Executive Officers
Each executive officer’s share of the bonus pool is dependent upon his or her impact points, which are determined at the beginning of the fiscal year and subject to adjustment following the completion of the fiscal year. The number of impact points is based in part on the executive officer’s level of responsibility and relative value of the executive officer’s impact on Maxim Integrated’s performance as compared to the other executive officers for the fiscal year. Impact points are expressed as a percentage of the pool. Each participant’s share of the bonus pool equaled the product of (a) the percentage determined by taking his or her total impact points, as approved by the Compensation Committee at the end of the fiscal year, and dividing them by the total number of impact points allocated to all executive officers, (b) their individual performance, which is measured as a percentage of the executive officer’s performance goals met over the period, and (c) the bonus pool calculated as described above.
Formula to Calculate Individual Bonuses:

Individual Impact Points %	X	Individual Performance Goal %	X	Performance Bonus Pool	=	Performance Bonus
Actual Results for Fiscal Year 2021 under Cash Bonus Pool and Bonus Payouts to Executive Officers
In September 2021, the Compensation Committee approved cash bonuses for our CEO and the FY21 Bonus Pool Officers for their performance during fiscal year 2021. The following are actual results for fiscal year 2021:

•
Fiscal Year 2021 Operating Income
: The Company’s fiscal year 2021 operating income as determined under GAAP, excluding the effect of special items, was $1,019 million compared to $712 million in fiscal year 2020, a forty-three (43%) increase.

•
Fiscal Year 2021 Total Bonus Payouts
: The total cash bonus funded by the Company and available for distribution to our CEO and the FY21 Bonus Pool Officers was $5.0 million, of which $4.98 million was distributed to our CEO and the FY21 Bonus Pool Officers.

Fiscal Year 2021 Performance Bonuses Paid to the Named Executive Officers
The table below sets forth each Named Executive Officer’s performance bonus as approved by the Compensation Committee for fiscal year 2021 performance:

Named Executive Officer	Impact Points (As a %)	FY21 Target Performance Bonus ($)	FY21 Performance Bonus Payment ($)	FY21 Mid-Year Performance Bonus ($) (1)	Amount of FY21 Performance Bonus Paid ($)
Tunç Doluca	40	1,350,800	2,068,000	675,500	1,392,500
Brian White	13	439,000	661,000	219,500	441,500
Edwin B. Medlin	13	405,200	672,000	202,500	469,500
Jon Imperato	12	405,200	610,000	202,500	407,500
Vivek Jain	12	371,500	610,000	185,500	424,500

(1)	The FY21 Mid-Year Performance Bonus paid December 11, 2021 will be subtracted from the FY21 Performance Bonus Payment.
Equity Compensation under 2021 Compensation Program
We believe equity compensation is an effective way to align the interests of our executive officers with those of our stockholders in order to achieve long-term stock price growth. In designing our equity compensation program, we take into account stockholder concerns about stock usage and dilution. Equity awards are granted by the Compensation Committee or the Management Committee at duly noticed meetings. In fiscal 2021, we utilized a mix of restricted stock units and market stock units to compensate our executive officers. We believe that market stock units align our executive officers’ interests with those of our stockholders, as the executive officers benefit from future stock price appreciation relative to an index, while restricted stock units also align our executive officers’ interests with those of our shareholders while also promoting strong current retention incentives for Maxim Integrated’s executive officers.
We did not grant any stock options or market stock units in fiscal year 2021.

Equity Awards for Fiscal Year 2021
Restricted Stock Awards
Our Named Executive Officers were granted an aggregate of 174,624 restricted stock awards in September 2020. These restricted stock awards vest in equal amounts over four (4) quarters in 2024, subject to continued service through each such date and, for certain individuals satisfying specific eligibility requirements, continued vesting post-employment.
Although we believe that long-term equity incentives are an important part of our compensation program and that they align the interests of our executives with those of our stockholders, we also recognize the importance of limiting the stockholder dilution associated with our equity compensation programs.
The table below depicts the number of restricted stock awards granted to the Named Executive Officers in fiscal year 2021:

Name	# of Restricted Stock Awards Granted in Sept. 2020
Tunç Doluca	81,576
Brian White	22,764
Edwin B. Medlin	21,012
Vivek Jain	19,260
Jon Imperato	30,012
Employee Stock Purchase Plan
Our stockholders approved the 2008 ESP Plan at the 2008 Annual Meeting of Stockholders and approved amendments to the 2008 ESP Plan to increase the number of shares available for issuance under the 2008 ESP Plan at each of the Annual Meetings of Stockholders held from 2009 to 2017. Pursuant to the 2008 ESP Plan, employees and officers who meet certain eligibility qualifications are able to purchase Maxim Integrated’s common stock at a discount of up to fifteen percent (15%) from the market price of such shares on the offer date or purchase date, whichever is lesser. Employee contributions are made through payroll deductions. In November 2020, the final purchase of shares was made under ESP Plan and no additional contributions or purchases were made thereafter in accordance with the terms of the Merger Agreement between the Company and Analog Devices.
Benefits and Perquisites
Maxim Integrated’s philosophy regarding benefits for our employees, including executive officers, is that they should be competitive with the market in order to attract and retain a high-quality workforce, meet the needs of our employees, encourage employee well-being, and provide protection from catastrophic events. We provide medical, dental and vision insurance coverage to executives that are generally available to other full-time employees, including basic group life insurance and disability insurance. We also offer a tax qualified 401(k) plan in which all U.S. based employees, including officers, are eligible to participate. All of our Named Executive Officers participated in our 401(k) plan during fiscal year 2021. In fiscal year 2021, employees were eligible to receive a matching contribution from Maxim Integrated equal to one hundred percent (100%) of the first three percent (3%) of before-tax
contributions made by the employee, and fifty percent (50%) of the next two percent (2%) of before-tax
contributions made by the employee subject to a maximum annual cap of $10,000.
The Compensation Committee reviews the perquisites provided to executive officers as part of its overall review of executive compensation. The Compensation Committee has determined the type and amount paid in perquisites to be within the appropriate range of competitive compensation practices. Details regarding the Named Executive Officer’s perquisites, including the fiscal year 2021 cost to Maxim Integrated, are shown in the Summary Compensation Table under the “All Other Compensation” column and the accompanying narrative.
Employment Agreements
Several years ago, we entered into an
at-will
employment agreement with Mr. Doluca. The agreement does not grant any right to be retained by us, and we may terminate the employment of Mr. Doluca either with or without cause at any time. In the event of any termination of employment by Maxim Integrated, all compensation and benefits, except benefits provided by law (e.g., COBRA health insurance continuation benefits) immediately cease to accrue. However, in the event of termination of employment by Maxim Integrated without cause, severance payments are to be made in accordance with our normal policy then in effect, if any, or as otherwise mutually agreed between Maxim Integrated and Mr. Doluca.
This agreement provides that if Mr. Doluca terminates his full-time employment with us and his written notice of termination provides that he is willing to provide certain consulting services to us, we will make health insurance coverage available to him and his family during the period of provision of such services (or willingness to provide services) by Mr. Doluca. The terms of his service, unless otherwise agreed, will provide for part-time services (up to one (1) day per month) and annual compensation equal to at least five percent (5%) of his base salary at the time of termination, provided that services are rendered. Health insurance coverage will be similar to that under the group health plan we maintain for our employees.
During the
ten-year
period following the notice of termination, Mr. Doluca will pay the same amount for health coverage as a similarly situated full-time employee is required to pay for coverage under our group health plan. After such ten-year
period, he will pay us an amount equal to the cost to the Company of similar coverage under the Company’s group health plans. In the event of Mr. Doluca’s death while receiving health insurance coverage, his spouse is eligible for health insurance coverage until death so long as the surviving spouse pays for the coverage. In the event Mr. Doluca becomes disabled while receiving health insurance coverage, he is deemed to have met his service obligations to us during the disability period. Upon reaching age sixty-five (65), Medicare becomes the primary payer of medical expenses incurred by Mr. Doluca. All of such continued health insurance coverage terminates upon the occurrence of certain disqualifying events, including, but not limited to, if he competes with Maxim Integrated or becomes eligible for health insurance coverage elsewhere. In addition, Mr. Medlin is eligible to participate in our executive retiree medical benefit program.

Post-Employment Obligations
The
at-will
employment agreement with Mr. Doluca provides that in the event of termination of employment by Maxim Integrated without cause, severance payments are to be made in accordance with our normal policy then in effect, if any, or as otherwise mutually agreed between Maxim Integrated and Mr. Doluca. Maxim Integrated does not currently have any normal policy with respect to severance payments to former executives.
Reasonableness of Compensation
The Compensation Committee believes it is fulfilling our compensation objectives and in particular rewarding executive officers in a manner that supports our pay-for-performance
philosophy. Executive compensation is tied to our performance and is structured to ensure that there is an appropriate balance between our long-term and short-term performance, and also a balance between our operational performance and stockholder return. The Compensation Committee believes the average target pay position relative to market and pay mix are reasonable and appropriate.
Compensation Committee Report
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation
S-K
with management and, based on such review and discussions, our Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form
10-K
for the fiscal year ended June 26, 2021.
Compensation Committee
James R. Bergman, Chair
Tracy C. Accardi
Robert E. Grady

Summary Compensation Table
The compensation for Maxim Integrated’s Named Executive Officers for all services rendered in all capacities to Maxim Integrated and its subsidiaries during the fiscal years ended June 26, 2021, June 27, 2020, and June 29, 2019 is set forth below.

				Stock Awards		Non-Equity Incentive Plan Compensation ($) (4)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Unit Awards ($) (1)(2)	Market Share Unit Awards ($) (3)		All Other Compensation ($) (5)	Total ($)
Tunç Doluca President and Chief Executive Officer	2021	825,000	—	5,656,888	—	2,068,000	10,000	8,559,888
	2020	825,000	—	1,842,173	3,390,306	1,263,000	10,000	7,330,479
	2019	800,000	—	2,777,905	4,226,880	1,329,000	10,000	9,143,785

Brian White (6) Senior Vice President Chief Financial Officer	2021	475,000	—	1,578,570	—	661,000	10,731	2,725,301
	2020	475,000	—	5,488,565	983,068	447,000	8,769	7,402,422

Edwin B. Medlin Senior Vice President and Chief Legal, Administrative, and Compliance Officer	2021	445,000	—	1,457,077	—	672,000	10,000	2,584,077
	2020	445,000	—	899,124	842,599	453,000	8,900	2,648,623
	2019	420,000	—	449,954	996,336	471,000	7,754	2,345,044

Vivek Jain Senior Vice President, Technology and Manufacturing Group	2021	445,000	—	1,335,585	—	610,000	10,000	2,400,585
	2020	445,000	—	414,968	772,364	408,000	10,200	2,050,532
	2019	435,000	—	449,954	996,336	455,000	11,669	2,347,959

Jon Imperato (7) Senior Vice President Worldwide Sales and Marketing	2021	400,000	—	2,081,182	—	610,000	6,769	3,097,951
	2020	375,000	—	2,518,651	131,499	445,000	10,165	3,480,315

(1)
The aggregate grant date fair value of restricted stock units awarded in fiscal years 2021, 2020, and 2019, respectively, computed in accordance with FASB ASC Topic 718. In each case, the aggregate grant date fair value disregards an estimate of forfeitures. The assumptions used in the valuation of these awards are set forth in Note 7, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements of our Annual Report on Form
10-K
for the fiscal year ended June 26, 2021.

(2)
For fiscal year 2021, the Compensation Committee approved the grant of restricted stock awards (“RSAs”) to the executive officers pursuant to the standard form of restricted stock agreement. The RSAs vest in equal amounts over four (4) quarters in 2024, subject to continued service through each such date and, for certain individuals satisfying specific eligibility requirements, continued vesting post-employment. The data presented for fiscal years 2019 and 2020 concern restricted stock units (“RSUs”).

(3)
Represents the aggregate grant date fair value of MSUs awarded in fiscal years 2020 and 2019 computed in accordance with FASB ASC Topic 718. The aggregate grant date fair value disregards an estimate of forfeitures. The assumptions used in the valuation of these awards are set forth in Note 7, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements of our Annual Report on Form
10-K
for the fiscal year ended June 26, 2021. No MSUs were awarded in fiscal year 2021.

(4)	Reflects payments earned under the non-equity incentive plan that were paid in the subsequent fiscal year. These payments are performance bonuses under Maxim Integrated’s bonus plan for officers.
(5)	2019, 2020 and 2021 include Company paid matching 401(k) contributions.
(6)	Mr. White was appointed Chief Financial Officer of the Company in August 2019 and was not a named executive officer for fiscal year 2019.
(7)	Mr. Imperato was not a named executive officer for fiscal year 2019.

Grants of Plan-Based Awards
The following table shows certain information regarding grants of plan-based awards to the Named Executive Officers for the fiscal year ended June 26, 2021, which includes estimated possible performance bonuses under our cash bonus plan and equity grants.
Grants of Plan-Based Awards in Fiscal Year 2021

	Grant Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards	All Other Stock Awards: Number of Restricted Stock & Market Stock Units (#)	Grant Date Fair Value of Stock Awards ($) (2)

Name		Target ($) (1)
Tunç Doluca	9/1/2020	2,068,000	81,576	5,656,888
Brian White	9/1/2020	661,000	22,764	1,578,570
Edwin B. Medlin	9/1/2020	672,000	21,012	1,457,077
Vivek Jain	9/1/2020	610,000	19,260	1,335,585
Jon Imperato	9/1/2020	610,000	30,012	2,081,182

(1)
An individual’s target is calculated based on such individual’s impact points and the target aggregate cash bonus pool equal to 0.41% of the target operating income at the beginning of fiscal year 2021, which was approximately $780 million. In the event actual fiscal year 2021 operating income (excluding the impact of special items) was less than fifty percent (50%) of target operating income (excluding the impact of special items) of $780 million, no annual cash bonus would have been payable to the executive officers. In no event would the annual cash performance bonus payable to an executive officer exceed two hundred percent (200%) of an executive officer’s annual target performance bonus amount, determined based on total funded bonus pool.

(2)
This column reflects the aggregate grant date fair value of all awards on the grant date computed in accordance with FASB ASC 718 and disregards an estimate of forfeitures related to service-based vesting conditions. The assumptions used in the valuation of these awards are set forth in Note 7, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements of our Annual Report on Form
10-K
for the fiscal year ended June 26, 2021.

Outstanding Equity Awards at June 26, 2021
The following table provides certain information regarding outstanding equity awards as of June 26, 2021 held by the Named Executive Officers.
Outstanding Equity Awards at June 26, 2021

	Option Awards				Restricted Stock Unit Awards			Market Stock Unit Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (2)
Tunç Doluca	—	—	—	—	38,626	(3)	3,965,345	181,980	(4)	18,682,067
Brian White	—	—	—	—	76,532	(5)	7,856,775	17,972	(6)	1,845,006
Edwin B. Medlin		—			17,963	(7)	1,844,082	46,204	(8)	4,743,303
Vivek Jain	—	—	—	—	9,119	(9)	936,157	44,920	(10)	4,611,487
Jon Imperato	—	—	—	—	47,377	(11)	4,863,723	7,356	(12)	755,167

(1)
Market value is computed by multiplying the closing price ($102.66 per share) of Maxim Integrated’s common stock on the last trading day of the fiscal year (June 26, 2021) by the number of shares reported in the adjacent left column.

(2)
Market value is computed by multiplying the closing price ($102.66 per share) of Maxim Integrated’s common stock on the last trading day of the fiscal year (June 26, 2021) by the number of shares reported in the adjacent left column.

(3)	38,626 shares vest in quarterly installments during calendar year 2024.
(4)	64,000 shares vest on August 15, 2021 and 56,000 shares vest on August 15, 2022 and 61,980 shares vest on August 15, 2023, respectively, if specific performance metrics are met.
(5)
14,176 shares vest over two (2) consecutive quarters beginning on August 15, 2021. 28,352 shares vest in quarterly installments during calendar year 2022 and 11,240 shares vest in quarterly installments during calendar year 2023 and 22,764 shares vest in quarterly installments during calendar year 2024.

(6)	17,972 shares vest on August 15, 2023, if specific performance metrics are met.
(7)
1,993 shares vest over two (2) consecutive quarters beginning on August 15, 2021. 3,175 shares vest in quarterly installments during calendar year 2022 and 2,846 shares vest in quarterly installments during calendar year 2023 and 9,949 shares vest in quarterly installments during calendar year 2024.

(8)	17,600 shares vest on August 15, 2021 and 13,200 shares vest on August 15, 2022 and 15,404 shares vest on August 15, 2023, respectively, if specific performance metrics are met.
(9)	9,119 shares vest in quarterly installments during calendar year 2024.
(10)	17,600 shares vest on August 15, 2021 and 13,200 shares vest on August 15, 2022 and 14,120 shares vest on August 15, 2023, respectively, if specific performance metrics are met.
(11)
7,288 shares vest over two (2) consecutive quarters beginning on August 15, 2021. 15,216 shares vest in quarterly installments during calendar year 2022 and 14,925 shares vest in quarterly installments during calendar year 2023 and 9,948 shares vest in quarterly installments during calendar year 2024.

(12)	2,756 shares vest on August 15, 2021 and 2,196 shares vest on August 15, 2022 and 2,404 shares vest on August 15, 2023, respectively, if specific performance metrics are met.
Option Exercises and Stock Vested
The following table provides certain information regarding option exercises and vesting of restricted stock units and market stock units with respect to the Named Executive Officers during fiscal year 2021.
Option Exercises and Stock Vested in Fiscal Year 2021

	Option Awards		Restricted Stock and Market Stock Unit Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (2)
Tunç Doluca	—	—	141,458	11,572,467
Brian White	—	—	28,352	2,401,769
Edwin B. Medlin	12,830	522,610	33,004	2,786,904
Vivek Jain	—	—	34,084	2,847,536
Jon Imperato	—	—	13,959	1,170,672

(1)	The value realized on exercise is the number of shares acquired on exercise multiplied by the difference between the market price upon exercise and the exercise price.
(2)	The value realized is the number of shares vesting multiplied by the fair market value of Maxim Integrated’s common stock on the respective vesting date.

Non-Qualified
Deferred Compensation
We do not have any
non-qualified
deferred compensation agreements, plans or arrangements for and as of the year ended June 26, 2021 with respect to the Named Executive Officers.
Employment Contracts and Change in Control Arrangements
Mr. Doluca is a party to an agreement with us, pursuant to which he may be entitled to certain severance payments and benefits under the specified circumstances.
For further information and detail regarding the above-mentioned agreements and change in control arrangements, please see “Compensation Discussion and Analysis” contained in this proxy statement.
Change-of-Control,
No
Gross-Ups
We currently have a “double trigger”
change-of-control
plan (the “Severance Plan”) covering all of our full-time employees, including our Named Executive Officers. The Severance Plan provides for the payment of certain benefits in the event a Named Executive Officer is terminated without cause or resigns for good reason during the twenty-four (24) month period following a change-of-control
of Maxim Integrated or within the period following the public announcement of, but prior to, the closing of a change-of-control
event. In serving the interest of stockholders, the Severance Plan is designed to help retain the employees of the Company, help maintain a stable work environment and provide certain economic benefits to employees in the event their employment is terminated in the circumstances described below.
A
change-of-control
is defined as:

•	a merger or consolidation of Maxim Integrated in which more than fifty percent (50%) of the outstanding voting power changes hands;

•	a sale of all or substantially all of Maxim Integrated’s assets;

•	the acquisition of more than fifty percent (50%) of Maxim Integrated’s voting power by any person or group; or

•
a change in the composition of our board of directors, such that a majority of directors are no longer “Incumbent Directors” (Incumbent Directors are directors as of the date the change-of-control
plan was implemented and directors elected other than in connection with an actual or threatened proxy contest).

If, during the twenty-four (24) month period following the
change-of-control
or within the period following the public announcement of, but prior to, the closing of a change-of-control
event, the Named Executive Officer’s employment is terminated for reasons other than cause (as defined in the Severance Plan) or the individual terminates employment for good reason (as defined in the Severance Plan), then the Named Executive Officer will receive a lump sum cash payment consisting of:

•	base salary not yet paid through the date of termination and all unpaid vacation pay;

•	a severance payment equal to two (2) times the Named Executive Officer’s annual base salary in effect immediately prior to the date of termination; and

•	a severance payment equal to two (2) times the FY21 performance bonus target.
In addition, all unvested stock options, restricted stock units, and market stock units are accelerated and become fully vested upon a change-of-control
and a termination without cause (or resignation for good reason) occurring within twenty-four (24) months following the change-of-control
or within the period following the public announcement of, but prior to, the closing of a change-of-control
event. Also, each Named Executive Officer is eligible to receive continued health insurance benefits at the Company’s cost for twenty-four (24) months. The Named Executive Officers are not entitled to receive a gross-up
amount to compensate the officer for any golden parachute excise taxes imposed by the Code. Our board of directors retains the absolute right to modify and/or terminate the change-of-control
plan and the benefits thereunder at any time before the occurrence of a change-of-control.
If there had been a termination of employment without cause during the twenty-four (24) month period following a change-of-control
of Maxim Integrated or within the period following the public announcement of, but prior to, the closing of a change-in-control
event, then assuming such termination occurred at the end of fiscal year 2021, the amounts we estimate that would have been paid to the Named Executive Officers are set forth in the table below. The actual amounts that would be paid out can only be determined at the time the Named Executive Officer is terminated from employment.

Potential Payments upon Termination Related to a Change of Control
The amounts that could be potentially paid upon a termination related to a change of control event are estimated based on an assumed triggering date of June 25, 2021, and a price per share of $102.66 of Maxim Integrated’s common stock. The performance bonus payment is equal to two times the named executive officer’s target annual cash performance bonus for the year in which the termination occurs. The cost of health insurance benefits is the estimated value of the continuation of medical, vision, and dental benefits for up to twenty-four (24) months following the qualifying termination at Maxim Integrated’s sole expense, which are “double-trigger” benefits payable following a qualifying termination under the severance plan. For Messrs. Doluca and Medlin, the amounts in the table also include the estimated value of the continued health insurance coverage (after the twenty-four (24) month period provided under the Severance Plan) provided by Maxim Integrated under the terms of Mr. Doluca’s Employment Agreement dated September 30, 1993, with Maxim Integrated and Mr. Medlin’s Retiree Medical Agreement dated August 14, 2012 with Maxim Integrated, respectively, following a termination of employment.
The value of the accelerated vesting of market stock units is calculated by multiplying $102.66 per share of Maxim Integrated’s common stock by the number of outstanding market stock units at 100% of target on June 25, 2021. The equity and equity-based awards outstanding and unvested, such as restricted stock units and market stock units, will fully vest in the event a named executive officer experiences a qualifying termination under the severance plan. As previously noted, the assumed triggering date is June 25, 2021.

Name	Type of Payment	Payments Upon Involuntary or Good Reason Termination related to a Change of Control ($)
Tunç Doluca	Base salary	1,650,000
	Performance Bonus	2,701,600
	Health plan coverage	147,984	(1)
	Accelerated Vesting of Unvested Equity Awards:
	Restricted Shares	3,965,345
	Market Stock Units	18,682,067

	Total	27,146,996

Brian White	Base salary	950,000
	Performance Bonus	878,000
	Health plan coverage	54,008	(1)
	Accelerated Vesting of Unvested Equity Awards:
	Restricted Shares	2,336,952
	Restricted Stock Units	5,519,823

	Total	9,738,783

Edwin B. Medlin	Base salary	890,000
	Performance Bonus	810,400
	Health plan coverage	219,556	(1)
	Accelerated Vesting of Unvested Equity Awards:
	Restricted Shares	1,021,364
	Market Stock Units	4,743,303
	Restricted Stock Units	822,717

	Total	8,506,940

Vivek Jain	Base salary	890,000
	Performance Bonus	743,000
	Health plan coverage	29,944	(1)
	Accelerated Vesting of Unvested Equity Awards:
	Restricted Shares	936,157
	Market Stock Units	4,611,487

	Total	7,210,588

Jon Imperato	Base salary	800,000
	Performance Bonus	810,400
	Health plan coverage	54,008	(1)
	Accelerated Vesting of Unvested Equity Awards:
	Restricted Shares	1,385,807
	Market Stock Units	755,167
	Restricted Stock Units	3,477,915

	Total	7,283,297

(1)	Health plan coverage is an estimate based on 2020 data.

Director Compensation
Cash Compensation
The cash compensation structure for
non-employee
directors in fiscal year 2021 was as follows:

Director	Annual Retainer ($)		Audit Committee Retainer ($)		Compensation Committee Retainer ($)		Governance and Corporate Responsibility Committee Retainer ($)		Total Retainer ($) (3)
Tracy C. Accardi	70,000				10,000				80,000
James R. Bergman	70,000		12,000		20,000	(2)			102,000
Joseph R. Bronson	70,000		33,000	(2)					103,000
Robert E. Grady	70,000				10,000		5,000		85,000
Mercedes Johnson	70,000		12,000						82,000
William P. Sullivan	71,500	(1)					5,000		76,500
William D. Watkins	70,000		12,000						82,000
MaryAnn Wright	70,000						15,000	(2)	85,000

(1)	Receives a higher retainer as a result of serving as Chairman of the board of directors.
(2)	Receives a higher retainer as a result of serving as Committee Chair.
(3)	All retainer fees are paid quarterly in arrears and Maxim Integrated reimburses each director for reasonable expenses incurred in attending meetings of the board of directors or its committees.
The compensation for services as directors is reviewed on an annual basis by the Compensation Committee and the board of directors.
Equity Compensation
Non-employee
directors participate in the 1996 Equity Plan. On November 5, 2020, the board of directors, based upon the recommendation of the Compensation Committee, determined that each non-employee
director should be awarded 2,827 restricted stock units vesting in full on January 15, 2021. Restricted stock units are awarded on an annual basis and vest in full in January. Equity awards to non-employee
directors are generally made at the meeting of the board of directors immediately following their re-election
to the board of directors.
The following table shows certain information regarding
non-employee
director compensation for the fiscal year ended June 26, 2021 (except as otherwise noted):
Director Compensation for Fiscal Year 2021

Name	Fees earned or paid in cash ($)	Restricted Stock Unit Awards ($) (1)	Total ($)
Tracy C. Accardi	80,000	220,195	300,195
James R. Bergman	102,000	220,195	322,195
Joseph R. Bronson	103,000	220,195	323,195
Robert E. Grady	85,000	220,195	305,195
Mercedes Johnson	82,000	220,195	302,195
William P. Sullivan	76,500	220,195	296,695
William D. Watkins	82,000	220,195	302,195
MaryAnn Wright	85,000	220,195	305,195

(1)
Represents the aggregate grant date fair value of grants of restricted stock units made in connection with fiscal year 2021, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. Each of Mses. Accardi, Johnson, and Wright, and each of Messrs. Bergman, Bronson, Grady, Sullivan, and Watkins were awarded 2,827 restricted stock units on November 5, 2020 in connection with their service on the board of directors, and the aggregate grant date fair value of each of these awards was $220,195. The assumptions used in the valuation of these awards are set forth in Note 7, “Stock-Based Compensation” of the Notes to Consolidated Financial Statements in our Annual Report on Form
10-K
for the fiscal year ended June 26, 2021.

The following table sets forth certain information regarding the ownership of Maxim Integrated’s common stock as of June 26, 2021, the last day of fiscal year 2021, by each non-employee
director:

Name	Number of Shares (1)
Tracy C. Accardi	18,731
James R. Bergman	66,162	(2)
Joseph Bronson	19,874
Robert E. Grady	10,216
Mercedes Johnson	7,029
William P. Sullivan	25,795
William D. Watkins	11,689
MaryAnn Wright	14,641

(1)
Includes shares held in custodian accounts and by trust, if any. See table titled “Security Ownership of Certain Beneficial Owners, Directors and Management” in this proxy statement for more detail and additional information.

(2)	This does not include 11,000 shares held by the Family Foundation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners, Directors and Management
The following table sets forth certain information regarding the ownership of Maxim Integrated’s common stock as of June 26, 2021, by: (1) each current director; (2) each current Named Executive Officer; (3) all current executive officers and directors as a group; and (4) all those known by Maxim Integrated to be beneficial owners of more than five percent (5%) of its common stock. The number of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total (%)
5% Shareholders:
The Vanguard Group. (2)	30,044,172	11.24
T. Rowe Price Associates, Inc. (3)	25,847,786	9.6
BlackRock, Inc. (4)	21,653,203	8.1
State Street Corporation (5)	14,771,016	5.53

Directors:
Tracy C. Accardi, Director	18,731	*
James R. Bergman, Director (6)	77,162	*
Joseph Bronson, Director (7)	19,874	*
Robert E. Grady, Director (8)	10,216	*
Mercedes Johnson, Director	7,029	*
William P. Sullivan, Director (9)	25,795	*
William D. Watkins, Director (10)	11,689	*
MaryAnn Wright, Director	14,641	*
Named Executive Officers:
Tunç Doluca, President, Chief Executive Officer and Director (11)	1,219,916	*
Brian White, Senior Vice President and Chief Financial Officer	111,699	*
Edwin B. Medlin, Senior Vice President and Chief Legal, Administrative, and Compliance Officer	66,088	*
Vivek Jain, Senior Vice President, Technology and Manufacturing Group	37,127	*
Jon Imperato, Senior Vice President, Worldwide Sales and Marketing	47,382	*
Bryan Preeshl, Senior Vice President, Quality	10,814
All executive officers and directors as a group (14 persons) (12)	1,678,163	*

*	Less than one percent (1%)
(1)
This table is based upon information supplied by officers, directors, principal stockholders and Maxim Integrated’s transfer agent, and contained in Schedules 13G filed with the SEC. Unless otherwise indicated, the address of each person or entity listed is c/o Maxim Integrated Products, Inc., 160 Rio Robles, San Jose, California 95134. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on shares outstanding on June 26, 2021 adjusted as required under rules promulgated by the SEC.

(2)
Based on information set forth in the Schedule 13G/A filed with the SEC by The Vanguard Group on February 10, 2021 relating to beneficial ownership of Maxim common stock as of December 31, 2020, and reporting shared voting power over 437,647 shares of Maxim common stock, sole dispositive power over 28,861,210 shares of Maxim common stock and shared dispositive power over 1,182,962 shares of Maxim common stock.

(3)
Based on information set forth in the Schedule 13G/A filed with the SEC by T. Rowe Price Associates, Inc. on February 16, 2021 relating to beneficial ownership of Maxim common stock as of December 31, 2020, and reporting sole voting power over 10,005,901 shares of Maxim common stock and sole dispositive power over 25,847,786 shares of Maxim common stock.

(4)
Based on information set forth in the Schedule 13G/A filed with the SEC by BlackRock, Inc. on February 5, 2021 relating to beneficial ownership of Maxim common stock as of December 31, 2020, and reporting sole voting power over 18,859,379 shares of Maxim common stock and sole dispositive power over 21,653,203 shares of Maxim common stock.

(5)
Based on information set forth in the Schedule 13G filed with the SEC by State Street Corporation on February 10, 2021 relating to beneficial ownership of Maxim common stock as of December 31, 2020, and reporting shared voting power over 12,971,059 shares of Maxim common stock and shared dispositive power over 14,733,322 shares of Maxim common stock.

(6)	Includes 11,000 shares held by the Bergman Family Foundation for which Mr. Bergman disclaims beneficial ownership.
(7)	Includes 400 shares held by custodian accounts.

(8)	Includes 4,027 shares held by trust.
(9)	Includes 25,795 shares held by living trust.
(10)	Includes 8,327 shares held by trust.
(11)	Includes 1,181,290 shares held by trust.
(12)	Includes 1,230,839 shares held by trust, custodian accounts and family foundations as set forth above.
Section 16(a)

Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of Maxim Integrated’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Maxim Integrated. Executive officers, directors, and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to Maxim Integrated and written representations that no other reports were required, during the fiscal year ended June 26, 2021, except Mme. Wright and Messrs. Imperato and Bergman did not file a timely Form 4, which were subsequently filed on February 10, 2021 and August 18, 2021, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were complied with. The Company files the Section 16 reports on behalf the Company’s directors and executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Transactions
During the fiscal year ended June 26, 2021, Robert Bergman, the son of James R. Bergman, a member of our board of directors, was employed by Bedrock Automation Platforms, Inc. (“Bedrock”). Bedrock is an independent subsidiary of the Company engaged in a line of business separate and distinct from the Company’s primary business. Robert Bergman received approximately $265,940 in aggregate cash compensation from Bedrock in fiscal year 2021. We do not believe that this transaction constitutes a related party transaction. Maxim Integrated is not involved in the day-to-day
operations of Bedrock.
Two (2) members of the Company’s Board of Directors are also members of the Board of Directors of customers of Maxim Integrated: Flextronics International Ltd. and Teradyne, Inc. During the fiscal years ended June 26, 2021, June 27, 2020, and June 29, 2019, the Company sold approximately $74.8 million, $58.0 million, and $44.7 million, respectively, in products to Flextronics International Ltd., a contract manufacturer, and approximately $59.1 million, $39.1 million, and $17.8 million, respectively, in products to Teradyne, Inc., a supplier of automation equipment for test and industrial applications, in the ordinary course of its business.
Maxim Integrated has entered into indemnification agreements with certain of its current and former directors and officers. The indemnification agreements provide, among other things, that Maxim Integrated will indemnify each of its directors and officers, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines, and settlements each may be required to pay in actions or proceedings to which he or she may be made a party by reason of his or her position or positions as a director, officer or other agent of Maxim Integrated, and otherwise to the fullest extent permitted under Delaware law and Maxim Integrated’s Bylaws.
Review, Approval or Ratification of Related Party Transactions
The Audit Committee Charter provides for the Audit Committee to review and approve all related party transactions for potential conflicts of interest on an ongoing basis (if such transactions are not approved by another independent body of the board of directors). Related party transactions include, for purposes of the Audit Committee review, without limitation, transactions involving Maxim Integrated and any director, executive officer, beneficial owner of more than five percent (5%) of Maxim Integrated common stock, any immediate family member of any such person, or any firm, corporation, partnership, or other entity in which any such person is employed or any such person has a five percent (5%) or greater beneficial ownership interest. In determining whether to approve or ratify a transaction with a related party, the Audit Committee will take into account all relevant facts and circumstances it deems relevant, including, without limitation, the nature of the related party’s interest in the transaction, the benefits to Maxim Integrated of the transaction, whether the transaction would impair the judgment of a director or executive officer to act in the best interests of Maxim Integrated and its stockholders, the potential impact of such transaction on a director’s independence, and whether the transaction is on terms no less favorable than terms that may be available in a transaction with an unaffiliated third party under the same or similar circumstances.
Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval of the transaction. Maxim Integrated will disclose the terms of related person transactions in its filings with the SEC to the extent required.
The terms of the employment of the individual described above under the heading “Related Transactions” was not specifically approved by the Audit Committee because such terms (including compensation terms) were, and continue to be, consistent and commensurate with those of other similarly situated employees of Maxim Integrated and its subsidiaries.

Item 14. Principal Accounting Fees and Services
Audit and
Non-Audit
Fees
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP and affiliates for the audit of Maxim Integrated’s annual financial statements for the fiscal years ended June 26, 2021 and June 27, 2020, respectively, and fees billed for other services rendered by PricewaterhouseCoopers LLP during such fiscal years. All fees set forth below are exclusive of any value-added tax (VAT) or goods and services tax (GST).

	Fiscal 2021	Fiscal 2020
Audit Fees (1)	$2,778,379	$2,511,477
Audit-Related Fees (2)	300,000	—
Tax Fees (3)	126,523	172,093
All Other Fees (4)	2,970	73,870

Total	$3,207,872	$2,757,440

(1)
Audit Fees consist of fees billed for professional services rendered in connection with the audit of Maxim Integrated’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and audit services that are normally provided by PricewaterhouseCoopers LLP and affiliates in connection with statutory and regulatory filings.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Maxim Integrated’s consolidated financial statements and are not reported under “Audit Fees”. These services include merger and acquisition due diligence.

(3)	Tax Fees consist of fees billed for professional services rendered for federal, state and international tax compliance, tax advice and federal, state and international tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.
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
pre-approval
for particular services on a
case-by-case
basis. For each proposed service, the independent auditor is required to provide detailed back-up
documentation at the time of approval. For fiscal year 2021, there were no audit-related fees, tax fees, or any other fees that were approved by the Audit Committee pursuant to the “de minimis” exception under Regulation
S-X
Rule
2-01(c)(7)(i)(C).
Report of the Audit Committee of the Board of Directors
The Audit Committee of the board of directors is comprised entirely of independent directors who meet the independence requirements of the Marketplace Rules of The NASDAQ Stock Market and the SEC. The Audit Committee operates pursuant to a charter that is available on the Investor Relations section of our website at
http://investor.maximintegrated.com/corporate-governance
.
The Audit Committee oversees Maxim Integrated’s financial reporting process on behalf of the board of directors. Management is responsible for the preparation, presentation and integrity of the financial statements, including establishing accounting and financial reporting principles and designing systems of internal controls over financial reporting. Maxim Integrated’s independent auditors are responsible for expressing an opinion as to the conformity of Maxim Integrated’s consolidated financial statements with generally accepted accounting principles.
In performing its responsibilities, the Audit Committee has reviewed and discussed, with management and the independent auditors, the audited consolidated financial statements in Maxim Integrated’s Annual Report on Form
10-K
for the year ended June 26, 2021. The Audit Committee has also discussed with the independent auditors matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing Standard No. 16, Communications with Audit Committees.
Pursuant to Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” the Audit Committee received written disclosures and the letter from the independent auditors, and discussed with the auditors their independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the board of directors that the audited consolidated financial statements be included in Maxim Integrated’s Annual Report on Form
10-K
for the year ended June 26, 2021.
Audit Committee
Joseph R. Bronson, Chair
James R. Bergman
Mercedes Johnson
William D. Watkins

PART IV
Item 15. Exhibits, Financial Statement Schedules
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM INTEGRATED PRODUCTS, INC.

/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
President